Form 10-Q
period 1996-03-31
G&L REALTY CORP
filed 1996-05-15
CIK 912240

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-Q
(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-12566

                                ---------------

                               G & L REALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          MARYLAND                                   95-4449388
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

         439 N. BEDFORD DRIVE
       BEVERLY HILLS, CALIFORNIA                         90210
(Address of Principal Executive Offices)               (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 273-9930

                                -----------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No    .
                                             ---   ---

          The number of shares outstanding of the Registrant's Common Stock, as of May 10, 1996, was 4,062,500 shares.

                              Page 1 of 16 pages

                               G & L REALTY CORP.

                                   FORM 10-Q

                                     INDEX


                                                                     Page Number
                                                                     -----------
Part I        Financial Information.

     Item 1   Financial Statements
                      Condensed Consolidated Balance Sheets as of
                      March 31, 1996 (unaudited) and December 31, 1995.      3

                      Condensed Consolidated Statements of Operations for
                      the Three Month Periods Ended March 31, 1996 and
                      1995 (unaudited).                                      4

                      Condensed Consolidated Statements of Cash Flows for
                      the Three Month Periods Ended March 31, 1996
                      and 1995 (unaudited).                                  5

                      Notes to Condensed Consolidated Financial
                      Statements.                                        6 - 9

     Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                     10 - 13

Part II       Other Information.
                       Item 1  Legal Proceedings.                           14
                       Item 2  Changes in Securities.                       14
                       Item 3  Defaults Upon Senior Securities.             14
                       Item 4  Submission of Matters to a Vote of Security
                               Holders.                                     14
                       Item 5  Other Information.                           14
                       Item 6  Exhibits and Reports on Form 8-K.       14 - 15

Signature.                                                                  16

                              Page 2 of 16 pages

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               G & L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                            March 31,      December 31,
                                              1996             1995
                                            ---------      ------------
                                           (Unaudited)
                                ASSETS
                                ------
Rental properties:
Land                                       $ 15,262,221   $ 15,262,221
Buildings and improvements, net              76,607,284     76,884,946
Total rental properties                      91,869,505     92,147,167
Cash and cash equivalents                     1,758,014      1,280,191
Accounts receivable, net                        105,351        129,265
Tenant rent and reimbursements
 receivable, net                                880,427        709,436
Unbilled rent receivable, net                 2,547,454      2,581,756
Mortgage loans and bonds receivable          34,750,649     33,633,635
Deferred charges and other assets, net        2,418,562      2,865,707
                                           ------------   ------------
TOTAL ASSETS                               $134,329,962   $133,347,157
                                           ============   ============

                      LIABILITIES AND STOCKHOLDERS EQUITY
                      -----------------------------------
Liabilities:
Notes payable                              $112,854,521   $111,626,872
Accounts payable and other liabilities        1,372,262      1,766,718
Distributions payable                         1,446,980      1,401,607
Tenant security deposits                      1,036,012      1,032,437
                                           ------------   ------------
Total liabilities                           116,709,775    115,827,634

Minority interest in consolidated
 partnership                                 (2,809,658)    (2,846,777)
Minority interest in Operating
 Partnership                                  2,105,068      2,099,204

Stockholders' equity:
Common shares - $.01 par value,
 50,000,000 shares authorized,
 4,062,500 and 4,062,000 shares issued
 and outstanding as of 3/31/96 and
 12/31/95 respectively                           40,625         40,620

Preferred shares - $.01 par value,
 10,000,000 shares authorized, no
 shares issued and outstanding                        0              0

Additional paid - in capital                 23,710,054     23,705,496
Distributions in excess of net income        (5,425,902)    (5,479,020)
                                           ------------   ------------
Total stockholders' equity                   18,324,777     18,267,096
                                           ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS
 EQUITY                                    $134,329,962   $133,347,157
                                           ============   ============

     See accompanying notes to Condensed Consolidated Financial Statements.

                              Page 3 of 16 pages

                               G & L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended March 31,
                                                1996            1995
                                            ------------     -----------
                                                    (Unaudited)
REVENUES:
Rental                                        $4,022,164      $4,209,035
Tenant reimbursements                            138,766         169,088
Parking                                          344,649         350,693
Interest, loan fees and related income         1,645,102           9,897
Other                                             86,544         149,207
                                              ----------      ----------
Total revenues                                 6,237,225       4,887,920

EXPENSES:
Property operations                            1,259,604       1,295,470
Earthquake costs (reimbursements)                               (245,162)
Depreciation and amortization                    817,129       1,045,464
Interest                                       2,215,781       1,341,334
General and administrative                       401,629         395,262
                                              ----------      ----------
Total expenses                                 4,694,143       3,832,368
                                              ----------      ----------
Income from operations                         1,543,082       1,055,552

Minority interest in consolidated
 partnership                                     (37,119)        (26,700)
Minority interest in Operating
 Partnership                                    (152,845)       (102,324)
                                              ----------      ----------
Net income                                     1,353,118      $  926,528
                                              ==========      ==========
Net income per share                               $0.33           $0.22

Weighted average number of
outstanding shares                             4,062,440       4,159,000




     See accompanying notes to Condensed Consolidated Financial Statements.

                              Page 4 of 16 pages

                               G & L REALTY CORP.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                            Three Months Ended March 31,
                                                1996            1995
                                            -----------      -----------
                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $ 1,353,118     $   926,528
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
   Depreciation and amortization                 817,129       1,045,464
   Minority interests                            189,964         129,024
   (Increase) decrease in:
      Tenant rents and accounts receivable      (112,775)        244,918
      Prepaid expense and other assets          (303,891)       (359,406)
      Loan and bond interest receivable         (744,470)
      Accounts payable and other liabilities    (349,083)        (27,616)
      Tenant security deposits                     3,575          13,347
                                             -----------     -----------
Net cash provided by operating activities        853,567       1,972,259
                                             ===========     ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to real and other property        (400,256)       (514,432)
    Leasing commissions                          (33,282)        (53,234)
    Pre-acquisition costs                       (208,247)
    Return of pre-acquisition deposit            865,104
    Decrease (increase) in notes and
      bonds receivable                          (372,544)
                                             -----------     -----------
Net cash used in investing activities           (149,225)       (567,666)
                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable proceeds                     1,400,000       1,626,447
    Deferred financing costs                     (11,750)       (461,095)
    Repayments of notes payable                 (172,352)       (105,685)
    Proceeds from the sale of common stock         4,563
    Distributions                             (1,446,980)     (1,885,096)
                                             -----------     -----------
Net cash used by financing activities           (226,519)       (825,429)
                                             -----------     -----------

NET INCREASE IN CASH                             477,823         579,164
CASH, AT BEGINNING OF PERIOD                   1,280,191       1,168,983
                                             -----------     -----------
CASH, AT END OF PERIOD                       $ 1,758,014     $ 1,748,147
                                             ===========     ===========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest     $ 1,959,946     $ 1,594,304

SUPPLEMENTAL SCHEDULE OF NONCASH
FINANCING ACTIVITIES
Distributions declared not yet paid          $ 1,446,980     $ 1,496,677

     See accompanying notes to Condensed Consolidated Financial Statements.

                              Page 5 of 16 pages

                               G & L REALTY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  GENERAL

       G & L Realty Corp. (the "Company") was formed as a Maryland corporation on September 15, 1993 by Daniel M. Gottlieb and Steven D. Lebowitz to continue the ownership, management, acquisition and development operations of medical office buildings carried on previously by G & L Development, the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through, G&L Realty Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership, G & L Financing Partnership, L.P. (the "Financing Partnership"), a Delaware limited partnership, or G & L Realty Financing Partnership II, L.P. (the "Realty Financing Partnership"), a Delaware limited partnership. The Company controls, as the sole general partner and as owner of an approximately 90% ownership interest, the Operating Partnership.
The Company controlled the Financing Partnership through its wholly owned subsidiary, G & L Financing, Inc., a Delaware corporation, which is the sole general partner and 1% owner of the Financing Partnership. The sole limited partner and 99% owner of the Financing Partnership is the Operating Partnership. As a result of the refinancing of debt, the Financing Partnership was liquidated effective August 17, 1995 and the assets it owned were transferred to its partners. The Company also controls the Realty Financing Partnership through its wholly owned subsidiary G & L Realty Financing II, Inc., a Delaware corporation, which is the sole general partner and 1% owner of the Realty Financing Partnership. The sole limited partner and 99% owner of the Realty Financing Partnership is the Operating Partnership.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Business - The Company is a growth-oriented health care Real Estate Investment Trust ("REIT") with two major areas of operation: the Medical Office Building Division, which owns, develops and manages high-quality, strategically located properties, and the Senior Care Division, which facilitates the sale of skilled nursing and assisted care facilities to not-for-profit organizations throughout the U.S.

       Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company. The interests in 435 North Roxbury Drive, Ltd. not owned by the Company have been reflected in minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

       The information for the three month periods ended March 31, 1996 and 1995 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such period. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results that might be expected for the full fiscal year.

       Certain information and footnote disclosures normally included in annual financial statements have been omitted. The Company believes that the disclosures included in these financial statements are adequate for a fair presentation and conform to reporting requirements established by the Securities and Exchange Commission (SEC). The condensed consolidated financial statements as presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K as filed with the SEC.

                              Page 6 of 16 pages

       The Condensed Consolidated Balance Sheets reflect the combined assets and liabilities of the Company. The Condensed Consolidated Statements of Operations and Cash Flows have been prepared to reflect the operations of the Company for the periods ended March 31, 1996 and 1995.

       Per Share Data - Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options granted under the incentive and non-qualified share options plans. The effect of such incremental common equivalent shares is considered to be non-dilutive.



3.  BUILDINGS AND IMPROVEMENTS

       Buildings and improvements consist of the following:


                                             March 31,     December 31,
                                               1996            1995
                                             ---------     ------------
                                            (Unaudited)
       Buildings and improvements          $ 84,709,410    $ 84,638,984
       Tenant improvements                    3,778,055       3,450,249
       Furniture, fixtures and equipment        298,094         296,070
                                           ------------    ------------
                                             88,785,559      88,385,303

       Less accumulated depreciation and
        amortization                        (12,178,275)    (11,500,357)
                                           ------------    ------------
                 Total                     $ 76,607,284    $ 76,884,946
                                           ============    ============

4.  DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consist of the following:

                                       March 31,         December 31,
                                          1996              1995
                                     -------------       ------------
                                      (Unaudited)
Loan fees                             $ 1,470,801          $1,459,051
Pre-acquisition costs                     546,981           1,203,838
Leasing commissions                     1,148,877           1,115,595
Prepaid expense and other assets          350,534              46,643
                                      -----------          -----------
                                        3,517,193           3,825,127
Less accumulated amortization          (1,098,631)           (959,420)
                                      -----------          ----------
          Total                       $ 2,418,562          $2,865,707
                                      ===========          ==========


                              Page 7 of 16 pages

5.  STOCKHOLDERS' EQUITY

        Distributions in Excess of Net Income - As described in Note 2, the Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income and the related per share data for the three month period ended March 31, 1996 and for the year ended December 31, 1995:

                                            March 31,     December 31,
                                              1996            1995
                                           -----------    ------------
                                           (Unaudited)
Distributions in excess of net income
  at beginning of period                   $(5,479,020)    $(3,753,475)
Net income during period                     1,353,118       3,341,405
Less: Distributions declared                (1,300,000)     (5,066,950)
                                           -----------     -----------
Distributions in excess of net income      $(5,425,902)    $(5,479,020)
                                           ===========     ===========

6.  COMMITMENTS AND CONTINGENCIES

        None of the Company, the Operating Partnership, the Financing Partnership, the Realty Financing Partnership, nor any of the assets within their portfolio of medical office buildings, parking facilities, and retail space (the "Properties") is currently a party to any material litigation.


7.  SUBSEQUENT EVENT

          On April 19, 1996, the Company obtained a one year $3.0 million loan from GMAC Commercial Mortgage Corporation which is collateralized by a $4,120,000 note receivable. The loan requires monthly interest only payments, in arrears, at prime plus one percent. Currently, interest accrues at a rate of 9.25 percent.


8.  RELATED PARTY TRANSACTION

          On April 26, 1996, the Operating Partnership, of which the Company serves as general partner, acquired a 59-percent ownership interest in 445 Bedford, a California limited liability company ("445 LLC"), from Milner Investment Corporation, a California corporation, at a purchase price of $808,000. Milner Investment Corporation is wholly owned by Reese L. Milner II, a director of the Company. The remaining 41% ownership interest in 445 LLC is held by a general partnership whose general partners are Daniel M.

                              Page 8 of 16 pages

Gottlieb and Steven D. Lebowitz, both directors and officers of the Company. 445 LLC and the Milner Trust (a trust established for the benefit of Mr. Milner and his family) own undivided joint interests in certain real property located at 445 N. Bedford Drive, Beverly Hills, California. The property has been sold for cash to an unrelated third party as part of a tax deferred exchange. If the final steps of the tax deferred transaction are consummated, the Operating Partnership will obtain a fee interest in a hospital facility and medical office building in Tustin, California for cash and partnership equity, and Messrs. Gottlieb and Lebowitz will exchange their interest in 445 LLC for units in the Operating Partnership at an effective rate per unit which will include a premium above the trading price of the Company's stock on the commitment date. It is anticipated that the Company will complete the exchange transaction within the next 60 days; however, no definitive documentation has been executed and there can be no assurance that such transactions will occur.

                              Page 9 of 16 pages

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

Funds from Operations
- - ---------------------

Industry analysts generally consider Funds From Operations ("FFO") to be an appropriate measure of the performance of a REIT. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the net income as presented in the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q and the Additional Data presented below. The following table presents an analysis of FFO and Additional Data for each of the four quarters for the year ended December 31, 1995 and for the quarter ended March 31, 1996 for the Operating Partnership. The FFO presented for the four quarters of 1995 represent a restatement of the amounts previously presented. The amounts presented below are based upon the new guidelines established by the National Association of Real Estate Investment Trusts ("NAREIT"). The primary difference relates to the treatment of average or straight-line rents and deferred financing costs.

     Under the old guidelines, FFO included rental income as received rather than averaging rent receipts over the life of a lease. Also, expenses incurred as a result of amortizing deferred financing costs were excluded from FFO. The new NAREIT guidelines recommend the use of average rental revenue (i.e. straight-line rents) and includes the amortization of deferred financing costs in the calculation of FFO.

                                             Q 1       Q 2       Q 3       Q 4       Q 1
                                            1995      1995      1995      1995      1996
                                           -------   -------   -------   -------   -------
                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
Funds from Operations
- - ---------------------
Net income                                 $  927    $  690    $  696    $1,026    $1,353
Extraordinary loss                                                394
Minority interest in Operating
 Partnership                                  102        78       123       114       153
                                           ------    ------    ------    ------   -------
Net income for Operating Partnership        1,029       768     1,213     1,140     1,506

Earthquake costs (net)                       (245)      112
Depreciation of real estate assets            799       833       798       784       667
Amortization of deferred lease costs           45        48        50        50        40
Adjustment for minority interest in
     consolidated partnership                  (6)       (9)       (7)       (7)       (7)
                                           ------    ------    ------    ------    ------
FUNDS FROM OPERATIONS                      $1,622    $1,752    $2,054    $1,967    $2,206
                                           ======    ======    ======    ======    ======
Amount per share and unit                   $0.35     $0.39     $0.45     $0.44     $0.49
Weighted average number of outstanding
     shares and units                       4,618     4,539     4,521     4,521     4,522


                              Page 10 of 16 pages

Additional Data
- - ---------------
                                             Q 1       Q 2       Q 3       Q 4       Q 1
                                             1995      1995      1995      1995      1996
                                            ------    ------    ------    ------    ------
                                                        (AMOUNTS IN THOUSANDS)
Building improvements                         106       145       122       113        70
Tenant improvements                           394       347       249       289       328
Furniture, fixtures & equipment                14        12        42        19         2
Leasing commissions                            53        43        38        23        33

Accrued rent in excess of billed rent          29        99        59       140       (34)

Depreciation and Amortization
- - -----------------------------
Depreciation of real estate assets            798       832       799       785       667
Depreciation of non-real estate assets          6         6         6         8        11
Amortization of deferred lease costs           45        48        50        50        40
Amortization of capitalized financing
 costs                                        196       135        49       234        99

FFO Restatement
- - ----------------
FFO - previous NAREIT guidelines           $1,788    $1,800    $2,052    $2,072    $2,349
Adjustments:
  Accrued rent in excess of
    billed rent                                29        99        59       140       (34)
  Non-real estate depreciation                 (5)       (6)       (6)       (8)      (11)
  Amortization of deferred financing
    costs                                    (196)     (135)      (49)     (234)      (99)

  Minority interest adjustment                  6        (6)       (2)       (3)        1
                                           ------    ------    ------    ------    ------
FFO - new NAREIT guidelines                $1,622    $1,752    $2,054    $1,967    $2,206
                                           ======    ======    ======    ======    ======


                              Page 11 of 16 pages

Results of Operations
- - ---------------------

Comparison of the Three Month Period Ended March 31, 1996 versus the Three Month Period Ended March 31, 1995

      Revenues increased approximately $1.35 million from $4,888,000 in the first quarter of 1995 to $6,237,000 for the same period in 1996. The new Senior Care Division generated the increase, which resulted from loan fees, interest and the Rancho Cucamonga Hospital and Medical Center transaction. Occupancy at the Company's properties are currently 95 percent.

     Expenses for the first quarter of 1996 were generally down from the first quarter of 1995 except for interest expense. The added interest expense is the result of debt incurred to finance the Senior Care loan programs. Expense amounts in the first quarter of 1995 included an insurance recovery in the amount of $245,000 relating to damage incurred during the 1994 Northridge earthquake.


Liquidity and Capital Resources
- - -------------------------------

     The Company declared a quarterly distribution for the first quarter of 1996 in the amount of $0.32 per share which was paid on April 16, 1996 to stockholders of record on March 29,1996. During the first quarter, the dividend was increased 3 percent from an annual rate of $1.24 to $1.28. During the three month period ended March 31, 1996 the Company invested approximately $431,000 to maintain its rental properties and lease its vacant space.

     On April 19, 1996, the Company obtained a new $3.0 million loan from GMAC Commercial Mortgage Corporation ("GMAC"). Approximately $800,000 of the proceeds of this new loan were used to capitalize a new joint venture with Iatros Health Network and will be used to improve and reopen the 245-bed Crystal Park nursing home in Olathe, Kansas.

     Negotiations are progressing with Citibank, the existing lender, to obtain a multi-year extension on the $9 million note secured by 435 North Roxbury Drive. Management believes that acceptable terms will be obtained and an extension agreement will be executed within the next 45 days.

     The $14 million loan due GMAC will be paid off once the Series A Health Care Revenue Bonds have been restructured. The Company has retained GMAC to obtain credit enhancement of the Series A bonds. GMAC submitted applications to the Federal Housing Administration and the Department of Housing and Urban Development to obtain a commitment for mortgage insurance on the Series A bonds pursuant to Section 232/223(F) of the National Housing Act. It is anticipated that approval will be obtained in the third quarter of 1996. Once the mortgage insurance is in place, the currently unrated Series A bonds will be reissued on a rated basis with an expected decrease in the 9.75 percent interest rate.
These reissued Series A bonds will be sold and the proceeds used to repay the $14 million term loan to GMAC plus return the Company's investment capital. The Company intends to retain ownership of the $5 million, 9.5 percent Series B bonds as a long-term investment. Management believes that by restructuring the debt on the Series A bonds the underlying properties will generate sufficient cash flow to begin servicing their obligation on the Series B bonds.

                              Page 12 of 16 pages

     The Company currently has a $28.5 million loan secured by 436 North Bedford Drive. This loan came due in August 1995 and is without recourse to the Company or its assets other than 436 North Bedford Drive. In light of recent prices at which other medical buildings in Beverly Hills have been sold or offered for sale and the possible need to retrofit the building to meet more stringent earthquake standards anticipated in the future, management believes that the value of this Property is less than the amount of the loan. Although this building has been generating cash flow to the Company, this may not continue, particularly if retrofitting is required. The Company began negotiations with the lender prior to the loan's due date. In August of 1995, the Company signed a forbearance agreement with the lender to provide additional time for discussion regarding a possible loan restructure on terms that would permit the Company to retain the building with a reasonable expectation of generating future cash flow. If there is no agreement between the Company and the lender, the Company intends to surrender this building in satisfaction of the debt.

     The Company expects to continue meeting its short term liquidity requirements through its working capital and cash flow provided by operations. The Company considers its ability to generate cash to be good and expects to continue meeting all operating requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the issuance of debt securities and the offering of additional equity securities. The Company anticipates that it will be able to obtain financing for its long-term capital needs.


                              Page 13 of 16 pages

                           PART II OTHER INFORMATION


Item 1.  Legal Proceedings.

         None of the Company, the Operating Partnership, the Financing Partnership, the Realty Financing Partnership, or the Properties is currently a party to any material litigation.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

             On April 26, 1996, the Operating Partnership, of which the Company serves as general partner, acquired a 59-percent ownership interest in 445 Bedford, a California limited liability company ("445 LLC"), from Milner Investment Corporation, a California corporation, at a purchase price of $808,000. Milner Investment Corporation is wholly owned by Reese L. Milner II, a director of the Company. The remaining 41% ownership interest in 445 LLC is held by a general partnership whose general partners are Daniel M. Gottlieb and Steven D. Lebowitz, both directors and officers of the Company. 445 LLC and the Milner Trust (a trust established for the benefit of Mr. Milner and his family) own undivided joint interests in certain real property located at 445 N. Bedford Drive, Beverly Hills, California. The property has been sold for cash to an unrelated third party as part of a tax deferred exchange. If the final steps of the tax deferred transaction are consummated, the Operating Partnership will obtain a fee interest in a hospital facility and medical office building in Tustin, California for cash and partnership equity, and Messrs. Gottlieb and Lebowitz will exchange their interest in 445 LLC for units in the Operating Partnership at an effective rate per unit which will include a premium above the trading price of the Company's stock on the commitment date. It is anticipated that the Company will complete the exchange transaction within the next 60 days; however, no definitive documentation has been executed and there can be no assurance that such transactions will occur.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              10.27 Agreement of Purchase and Sale of Membership Interest dated April 26, 1996, between Milner Investment Corporation and
                     G & L Realty Partnership, L.P.

                              Page 14 of 16 pages

         (b)  Reports on Form 8-K.

              (i) The Company filed a report on Form 8-K dated March 17, 1995 concerning the repurchase of company shares of Common Stock.


                              Page 15 of 16 pages

                                   SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         G & L REALTY CORP.



Date:  May 10, 1996              By:  /s/ Quentin Thompson
                                     ---------------------------------------
                                      Quentin Thompson
                                      Secretary, Treasurer and Chief
                                      Accounting Officer


                              Page 16 of 16 pages

                                 EXHIBIT INDEX


                                                                 Sequential
Exhibit                                                             Page
  No.         Description                                          Number
- - -------       -----------                                        ----------

10.27         Agreement of Purchase and Sale of Membership
              Interest dated April 26, 1996, between Milner
              Investment Corporation and G&L Realty
              Partnership, L.P.