Form 10-Q
period 1996-06-30
G&L REALTY CORP
filed 1996-08-13
CIK 912240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-Q

(MARK ONE)
 [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

                                      OR

 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER 1-12566

                              -------------------

                               G&L REALTY CORP.
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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 273-9930

                               -----------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No
                                            ---    ---.

          The number of shares outstanding of the Registrant's Common Stock, as of August 13, 1996, was 4,062,500 shares.

                               G&L REALTY CORP.

                                   FORM 10-Q

                                     INDEX

                                                                     Page Number
                                                                     -----------
Part I         Financial Information.

     Item 1    Condensed Consolidated Balance Sheets as of
               June 30, 1996 (unaudited) and December 31, 1995.          3


               Condensed Consolidated Statements of Operations for
               the Three Month and the Six Month Periods Ended
               June 30, 1996 and 1995 (unaudited).                       4

               Condensed Consolidated Statements of Cash Flows for
               the Six Month Periods Ended June 30, 1996 and 1995        5
               (unaudited).

               Condensed Consolidated Statements of Cash Flows:
               Supplemental Schedule of Noncash Financing                6
               Activities for the Six Month Periods Ended
               June 30, 1996 and 1995 (unaudited).

               Notes to Condensed Consolidated Financial
               Statements (unaudited).                              7 - 11

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                12 - 15

Part II        Other Information.
                 Item 1  Legal Proceedings.                             16
                 Item 2  Changes in Securities.                         16
                 Item 3  Defaults Upon Senior Securities.               16
                 Item 4  Submission of Matters to a Vote of Security    16
                         Holders.
                 Item 5  Other Information.                             16
                 Item 6  Exhibits and Reports on Form 8-K.              16

Signature.                                                              17

Exhibit                                                                 18
Index


                               G&L REALTY CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 June 30,      December 31,
                                                                   1996            1995
                                                                ----------------------------
                                                                 (Unaudited)
ASSETS
- ------
Rentals properties:
 Land                                                           $ 14,055,674   $ 15,262,221
 Buildings and improvements, net                                  58,959,630     76,884,946
                                                                ------------   ------------
     Total rental properties                                      73,015,304     92,147,167
Cash and restricted cash                                           2,746,260      1,280,191
Accounts receivable, net                                             380,502        129,265
Tenant rent and reimbursements receivable, net                       373,333        709,436
Unbilled rent receivable, net                                      1,324,214      2,581,756
Mortgage loans and bonds receivable                               44,235,415     33,633,635
Deferred charges and other assets, net                             6,084,085      2,865,707
                                                                ------------   ------------
     TOTAL ASSETS                                               $128,159,113   $133,347,157
                                                                ============   ============
LIABILITIES AND STOCKHOLDERS'EQUITY
- -----------------------------------
Liabilities:
 Notes payable                                                  $100,352,993   $111,626,872
 Accounts payable and other liabilities                            2,183,496      1,766,718
 Distributions payable                                             1,459,529      1,401,607
 Tenant security deposits                                            785,943      1,032,437
                                                                ------------   ------------
     Total liabilities                                           104,781,961    115,827,634

Minority interest in consolidated partnership                     (2,775,042)    (2,846,777)
Minority interest in Operating Partnership                         3,170,000      2,099,204
Stockholders' equity:
 Common shares - $.01 par value, 50,000,000 shares
    authorized, 4,062,500 and 4,062,000 shares issued and
    outstanding as of 6/30/96 and 12/31/95 respectively               40,625         40,620
 Preferred shares - $.01 par value, 10,000,000
    shares authorized, no shares issued and outstanding                    0              0
Additional paid - in capital                                      23,710,054     23,705,496
Distributions in excess of net income                               (768,485)    (5,479,020)
                                                                ------------   ------------
     Total stockholders' equity                                   22,982,194     18,267,096
                                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $128,159,113   $133,347,157
                                                                ============   ============

    See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                      For the Three Month           For the Six Month
                                                     Period Ended June 30,        Period Ended June 30,
                                                       1996          1995           1996          1995
                                                   ---------------------------------------------------------
REVENUES:
 Rental                                             $ 3,651,005     $4,291,219      $ 7,673,169   $8,500,254
 Tenant reimbursements                                  118,329        144,871          257,095      313,959
 Parking                                                288,303        366,160          632,952      716,853
 Interest, loan fees and related income               1,626,119         14,281        3,271,221       24,178
 Other                                                  137,804        220,489          224,348      369,696
                                                    -----------     ----------      -----------   ----------
     Total revenues                                   5,821,560      5,037,020       12,058,785    9,924,940
                                                    ===========     ==========      ===========   ==========
EXPENSES:
 Property operations                                  1,204,328      1,318,138        2,463,932    2,613,608
 Earthquake costs (reimbursements)                                     112,000                      (133,162)
 Depreciation and amortization                          840,206      1,021,433        1,657,335    2,066,897
 Interest                                             2,080,922      1,333,246        4,296,703    2,674,580
 General and administrative                             521,212        440,884          922,841      836,146
 Loss on disposition of rental property               4,873,788                       4,873,788
                                                    -----------     ----------      -----------   ----------
     Total expenses                                   9,520,456      4,225,701       14,214,599    8,058,069
                                                    -----------     ----------      -----------   ----------
Income (loss) from operations                        (3,698,896)       811,319       (2,155,814)   1,866,871

Minority interest in consolidated partnership           (34,616)       (43,751)         (71,735)     (70,451)
Minority interest in Operating Partnership              380,199        (77,665)         227,354     (179,989)
                                                    -----------     ----------      -----------   ----------
Net income (loss) before extraordinary gain          (3,353,313)       689,903       (2,000,195)   1,616,431
Extraordinary gain on retirement of debt              9,310,730                       9,310,730
                                                    -----------     ----------      -----------   ----------
Net income                                          $ 5,957,417     $  689,903      $ 7,310,535   $1,616,431
                                                    ===========     ==========      ===========   ==========
Per share data:
 Before extraordinary gain                          $     (0.82)    $     0.17      $     (0.49)  $     0.39
 Extraordinary gain                                        2.29                            2.29
                                                    -----------     ----------      -----------   ----------
 Net income                                         $      1.47     $     0.17      $      1.80   $     0.39
                                                    ===========     ==========      ===========   ==========
Weighted average number of outstanding shares         4,062,500      4,080,077        4,062,470    4,119,539

    See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the Six Month Periods Ended June 30,
                                  (Unaudited)

                                                                   1996            1995
                                                                --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $  7,310,535   $ 1,616,431
 Adjustments to reconcile net income to net
    cash provided by operating activities:
       Extraordinary gain on retirement of debt                    (9,310,730)
       Minority interests                                            (155,619)      250,440
       Loss on disposition of rental property                       4,873,788
       Depreciation and amortization                                1,657,335     2,066,897
       Unbilled rent receivable, net                                  148,260      (128,252)
       (Increase) decrease in:
          Deferred charges and other assets                          (163,193)     (189,865)
          Accounts receivable                                        (341,895)      587,852
          Tenant rent and reimbursements receivable                    86,537      (200,704)
       Increase (decrease) in:
          Accounts payable and other liabilities                     (180,300)     (223,893)
          Tenant security deposits                                     16,242        49,382
                                                                 ------------   -----------
Net cash provided by operating activities                           3,940,960     3,828,288
                                                                 ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to rental properties                                      (944,858)   (1,011,857)
 Purchase of rental properties                                     (1,822,395)
 Acquisition of assets held for sale                               (3,005,251)
 Pre-acquisition costs                                               (812,370)     (167,321)
 Return of pre-acquisition deposits                                 1,115,104
 Leasing commissions                                                  (67,264)      (16,409)
 Increase in notes and bonds receivable                           (10,601,780)   (1,743,941)
                                                                 ------------   -----------
Net cash used in investing activities                             (16,138,814)   (2,939,528)
                                                                 ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable proceeds                                            31,800,000     3,626,447
 Deferred fees and financing costs                                 (1,095,900)     (488,373)
 Repayments of notes payable                                      (14,687,241)     (186,642)
 Sale (Purchase) of common stock and partnership units                553,573      (812,050)
 Distributions                                                     (2,906,509)   (3,407,478)
                                                                 ------------   -----------
Net cash provided by (used in) financing activities                13,663,923    (1,268,096)
                                                                 ------------   -----------
NET INCREASE (DECREASE) IN CASH AND
 RESTRICTED CASH                                                    1,466,069      (379,336)
BEGINNING CASH AND RESTRICTED CASH                                  1,280,191     1,168,983
                                                                 ------------   -----------
ENDING CASH AND RESTRICTED CASH                                  $  2,746,260   $   789,647
                                                                 ============   ===========
SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the period for interest                        $  4,120,139   $ 2,998,700

    See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES

                   For the Six Month Periods Ended June 30,
                                  (Unaudited)

                                                                      1996              1995
                                                                    ---------------------------
Net cost of assets transferred to lien holder:
   Land                                                              $ 2,046,547
   Buildings and improvements                                         21,600,736
   Tenant improvements                                                   477,245
      Accumulated depreciation                                        (3,557,101)
                                                                     ------------
        Total rental property                                         20,567,427

   Unbilled rent receivable, net                                       1,109,282
   Tenant and other accounts receivable                                  340,224
   Leasing commissions, net                                              180,782
   Prepaid expense and other assets                                       87,424
   Accounts payable and other liabilities                                588,649
                                                                     -----------
Net cost of assets transferred to lien holder                         22,873,788

Nonrecourse debt extinguished                                         28,500,000
                                                                     -----------
Excess of nonrecourse debt over net cost of assets surrendered       $ 5,626,212
                                                                     ===========

Noncash gain from transfer of property to lien holder:
   Extraordinary gain on retirement of debt                          $ 9,310,730
   Minority interest share of extraordinary gain                       1,055,650
                                                                     -----------
   Extraordinary gain on retirement of debt                           10,366,380
   Extraordinary loss related to other refinancing transactions          133,620
                                                                     -----------
      Extraordinary gain on transfer of property to lien holder       10,500,000
   Loss on disposition of rental property                             (4,873,788)
                                                                     -----------
Noncash gain from transfer of property to lien holder                $ 5,626,212
                                                                     ===========

Distributions declared not yet paid                                  $ 1,459,529       $1,401,607

    See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  GENERAL

     G&L Realty Corp. (the "Company") was formed as a Maryland corporation on September 15, 1993 by Daniel M. Gottlieb and Steven D. Lebowitz to continue the ownership, management, acquisition and development operations of medical office buildings conducted previously by G&L Development, the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through the following Delaware limited partnerships:

     G&L Realty Partnership, L.P. (the "Operating Partnership")
     G&L Financing Partnership, L.P. (the "Financing Partnership") (liquidated on August 17, 1995)
     G&L Realty Financing Partnership II, L.P. (the "Realty Financing
      Partnership")
     G&L Medical Partnership, L.P. (the "Medical Partnership")

The Company, as the sole general partner and as owner of an approximately 90% ownership interest, controls the Operating Partnership. The Company controlled the Financing Partnership through its wholly owned subsidiary, G&L Financing, Inc., a Delaware corporation, which is the sole general partner and 1% owner of the Financing Partnership. The sole limited partner and 99% owner of the Financing Partnership is the Operating Partnership. As a result of the refinancing of debt, the Financing Partnership was liquidated effective August 17, 1995 and the assets it owned were transferred to its partners. The Company also controls the Realty Financing Partnership through its wholly owned subsidiary G&L Realty Financing II, Inc., a Delaware corporation, which is the sole general partner and 1% owner of the Realty Financing Partnership. The sole limited partner and 99% owner of the Realty Financing Partnership is the Operating Partnership. In May 1996, in conjunction with a financing transaction, the Company transferred three buildings into a newly formed limited partnership, G&L Medical Partnership, L.P., a Delaware limited partnership. The sole limited partner and 99% owner of G&L Medical Partnership, L.P. is the Operating Partnership. The Company controls G&L Medical Partnership, L.P., through its wholly owned subsidiary G&L Medical, Inc., a Delaware corporation, which is the sole general partner and 1% owner of G&L Medical Partnership, L.P.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - The Company is a growth-oriented health care Real Estate Investment Trust ("REIT") with two major areas of operation: the Medical Office Building Division, which owns, develops and manages high-quality, strategically located properties, and the Senior Care Division, which facilitates the sale of skilled nursing and assisted care facilities to not-for-profit organizations throughout the United States.

     Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company. The interests in 435 North Roxbury Drive, Ltd. not owned by the Company have been reflected in minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The information for the six month periods ended June 30, 1996 and 1995 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such period. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results that might be expected for the full fiscal year.

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

     The Condensed Consolidated Balance Sheets reflect the combined assets and liabilities of the Company. The Condensed Consolidated Statements of Operations and Cash Flows have been prepared to reflect the operations of the Company for the periods ended June 30, 1996 and 1995.

     Cash and Restricted Cash - As of June 30, 1996, the Company had $1,674,603 in a segregated interest bearing account to be used for debt service due in July 1996, current property taxes, insurance and property improvements.

     Assets Held for Sale - The Company is currently involved in negotiations to sell certain assets. The associated cost of these assets is included in the Company's balance sheet as assets held for sale. The net realizable value of the assets held for sale approximates cost.

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



3.  BUILDINGS AND IMPROVEMENTS

        Buildings and improvements consist of the following:

                                                    June 30,     December 31,
                                                      1996          1995
                                                  -----------------------------
                                                   (Unaudited)
Buildings and improvements                         64,218,490     $ 84,638,984
Tenant improvements                                 3,706,420        3,450,249
Furniture, fixtures and equipment                     309,665          296,070
                                                   ----------     ------------
                                                   68,234,575       88,385,303

Less accumulated depreciation and amortization     (9,274,945)     (11,500,357)
                                                   ----------     ------------
               Total                               58,959,630     $ 76,884,946
                                                   ==========     ============

4.  DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consist of the following:

                                              June 30,     December 31,
                                                1996          1995
                                             -----------------------------
                                             (Unaudited)
      Loan fees                               2,052,734      $1,459,051
      Pre-acquisition costs                     814,230       1,203,838
      Leasing commissions                       643,733       1,115,595
      Assets held for sale                    3,005,251
      Prepaid expense and other assets          209,285          46,643
                                              ---------      ----------
                                              6,725,233       3,825,127
      Less accumulated amortization            (641,148)       (959,420)
                                              ---------      ----------
                     Total                    6,084,085      $2,865,707
                                              =========      ==========

5.  STOCKHOLDERS' EQUITY

     As described in Note 2, the Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income and the related per share data for the six month period ended June 30, 1996 and for the year ended December 31, 1995:

                                                 June 30,      December 31,
                                                   1996           1995
                                               ------------------------------
                                               (Unaudited)
     Distributions in excess of net income
      at beginning of period                    ($5,479,020)    ($3,753,475)
     Net income during period                     7,310,535       3,341,405
     Less: Distributions declared                (2,600,000)     (5,066,950)
                                                -----------     -----------
     Distributions in excess of net income      ($  768,485)    ($5,479,020)
                                                ===========     ===========

6.  COMMITMENTS AND CONTINGENCIES

     None of the Company, the Operating Partnership, the Financing Partnership, the Realty Financing Partnership, the Medical Partnership, nor any of the assets within their portfolio of medical office buildings, parking facilities, and retail space (the "Properties") is currently a party to any material litigation. As discussed in Note 9, the Company has an outstanding commitment to take out an additional $16.2 million in mortgage debt.


7.  PROPERTY TRANSFERRED TO LIEN HOLDER

     On May 24, 1996, the Operating Partnership transferred ownership of a medical office building located at 436 North Bedford Drive, in Beverly Hills, California (the "Property"), to Loan Asset Structured Trust I, a Delaware trust (the "Holder"), which held the $28.5 million lien on the Property, in satisfaction of the lien.

     As part of the transaction, the Operating Partnership funded the security deposit obligations and paid the Holder $250,000 for a right of first refusal in the event the Holder seeks to sell the Property in the near future. In addition, the Holder has retained the Operating Partnership to manage the Property.

     Additional information with respect to the aforementioned transaction may be found in the Pro Forma Condensed Consolidated Statements of Operations for the periods ended December 31, 1995 and March 31, 1996, filed as exhibits to the Company's Form 8-K/A on July 22, 1996.



8.  RELATED PARTY TRANSACTION

     On June 14, 1996 the Operating Partnership and 445 Bedford, a California limited liability company ("445 LLC"), acquired undivided tenant-in-common interests in a hospital facility, two medical office buildings and a parcel of vacant land in Tustin, California (the "Tustin Properties"). The Tustin Properties were acquired for a sum of $4,514,154, of which $1,357,020 was contributed in cash by 445 LLC. Daniel M. Gottlieb and Steven D. Lebowitz, both directors and officers of the Company, and Reese L. Milner II, a director of the Company, have financial interests in 445 LLC.

     The Company acquired Mr. Milner's interest in 445 LLC for $808,000, after which 445 LLC redeemed the Company's interest in 445 LLC for an increased interest in the Tustin Properties. On June 28, 1996, 445 LLC contributed its remaining interest in the Tustin Properties to the Company in exchange for 39,215 newly issued Operating Partnership units. The newly issued Operating Partnership units are convertible into Company stock one year from the date of issuance on a one-for-one basis. These new units were issued at an effective rate of $14.00 per unit which included a premium over the $13.00 closing price of the Company's common stock on May 1, 1996, the commitment date.

     The funds contributed by 445 LLC were obtained as part of a tax deferred exchange involving the sale of real estate held by 445 LLC to an unrelated third party as previously disclosed in the Company's Form 10-Q for the quarter ended March 31, 1996 filed on May 14, 1996.

9.  LOAN COMMITMENT AND MORTGAGE LOAN REFINANCING

     In May of 1996, the Operating Partnership entered into a commitment to refinance $36 million of its mortgage debt for new ten year fixed rate financing. Initially, the company refinanced approximately $19.8 million of existing debt. This new debt is collateralized by the medical office buildings and real property located at 12701 Schabarum Avenue in Irwindale, California; 4150 Regents Park Row in La Jolla, California; and 4955 Van Nuys Boulevard in Sherman Oaks, California. The Company has plans to acquire additional rental properties or refinance an additional $16.2 million of debt in order to fulfill its remaining loan commitment.

     Negotiations are progressing with Citibank, the existing lender, regarding the $9 million note secured by 435 North Roxbury Drive. Although the previous loan commitment expired on June 1, 1996, the Company has received a draft loan document from Citibank extending the loan for three years. Under the new loan terms, the Company will be required to begin reducing the outstanding principal balance of the loan. Previously, the loan required monthly payments of interest
only.   Management believes the extension will be completed shortly.

     During the second quarter, the Company obtained three new loans totaling $12 million from GMAC Commercial Mortgage Corporation to fund new short term senior care loans to nonprofit organizations. These three loans require monthly payments of interest only at various interest rates ranging from 8.5 to 9.5 percent. The GMAC loans are secured by the underlying nursing facilities and are guaranteed by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     Except for the historical information contained herein, the matters discussed in this form 10-Q are forward-looking statements which involve risk and uncertainties. The risk and uncertainties include but are not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Funds from Operations
- ---------------------

     Industry analysts generally consider Funds From Operations ("FFO") to be an appropriate measure of the performance of a REIT. The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the net income as presented in the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q and the Additional Data presented in the table on the following page. The table presents an analysis of FFO and Additional Data for the quarters ended June 30, 1996 and 1995 and the six month periods ended June 30, 1996 and 1995 for the Operating Partnership. The amounts presented in the table on the following page are based upon the new guidelines established by the National Association of Real Estate Investment Trusts ("NAREIT"). The primary difference relates to the treatment of average or straight-line rents and deferred financing costs.

     Under the former guidelines, FFO included rental income as received rather than averaging rent receipts over the life of a lease. Also, expenses incurred as a result of amortizing deferred financing costs were excluded from FFO. The new NAREIT guidelines recommend the use of average rental revenue (i.e. straight-line rents) and includes the amortization of deferred financing costs in the calculation of FFO. FFO amounts previously reported for 1995 were restated in the Company's Form 10-Q for the three months ended March 31, 1996 filed on May 14, 1996. The table on the following page reflects the restated 1995 FFO for comparative purposes.

                                                         For the Three Month                For the Six Month
                                                        Period Ended June 30,             Period Ended June 30,
                                                         1996          1995                1996          1995
                                                        -------------------------------------------------------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)
Funds from Operations
- ---------------------
Net income                                                5,957        $ 690             $ 7,311        $1,617
Extraordinary gain                                       (9,311)                          (9,311)
Minority interest in Operating Partnership                 (380)          78                (227)          180
                                                        --------      ------             -------        ------
Net income (loss) for Operating Partnership              (3,734)         768              (2,227)        1,797

Earthquake costs (net)                                                   112                              (133)
Loss on disposition of real property                      4,874                            4,874
Depreciation of real estate assets                          642          833               1,309         1,632
Amortization of deferred lease costs                         30           48                  70            93
Adjustment for minority interest in
   consolidated partnership                                  (7)          (9)                (14)          (15)
                                                        -------       ------             -------        ------
FUNDS FROM OPERATIONS                                   $ 1,805       $1,752             $ 4,012        $3,374
                                                        =======       ======             =======        ======

FFO per share and unit                                    $0.40        $0.39               $0.89         $0.74
Weighted average number of outstanding
   shares and units                                       4,523        4,539               4,522         4,579




Additional Data
- ---------------
Building improvements                                       128          145                 198           251
Tenant improvements                                         391          347                 719           741
Furniture, fixtures & equipment                              25           12                  27            26
Leasing commissions                                          34           43                  67            96

Accrued rent in excess of billed rent                      (114)          99                (148)          128

Depreciation and Amortization
- -----------------------------
Depreciation of real estate assets                          642          832               1,309         1,630
Depreciation of non-real estate assets                       11            6                  22            12
Amortization of deferred lease costs                         30           48                  70            93
Amortization of capitalized financing costs                 157          135                 256           331

Results of Operations
- ---------------------

Comparison of the Three Month Period Ended June 30, 1996 versus the Three Month Period Ended June 30, 1995.

     Revenues increased by $784,540 from $5,037,020 in the second quarter of 1995 to $5,821,560 for the same period in 1996. Interest, loans fees and related revenues derived from the new Senior Care Division contributed to the increase. Rents, tenant reimbursements and parking revenues were down from the second quarter of 1995. This decline is attributed to the transfer of the 436 North Bedford Drive property to the lender in May 1996. Average occupancy at the Company's properties is currently at 95 percent. The Company expects current leasing activities to push occupancy levels to 96 percent by year end due to the improving market for medical office space.

     Expenses increased approximately $5.29 million from $4,225,701 in the second quarter of 1995 to $9,520,456 for the same period in 1996. The primary component of this increase was the $4.87 million loss resulting from the transfer of the medical office building located at 436 North Bedford Drive in Beverly Hills, California to the lien holder in satisfaction of the $28.5
million loan.   Added interest expense was incurred in conjunction with the
Senior Care loan program. Interest costs increased $747,676 from $1,333,246 in the second quarter of 1995 to $2,080,922 in the second quarter of 1996.

     There was an offsetting $9.3 million extraordinary gain which resulted from retirement of the debt associated with the 436 North Bedford Drive property and other refinancing activities. Adjusted for minority interests, the property transfer and related debt reduction contributed approximately $4.9 million to net income after extraordinary items.


Comparison of the Six Month Period Ended June 30, 1996 versus the Six Month Period Ended June 30, 1995

     Revenues increased by approximately $2.13 million from $9,924,940 in the six months ended June 30, 1995 to $12,058,785 for the same period in 1996. The new Senior Care Division was responsible for the increase, which resulted from interest, loan fees and related revenues. Similar to the second quarter results discussed above, rents, tenant reimbursements and parking revenues were down as a result of the transfer of the property located at 436 North Bedford Drive to the lien holder.

     Expenses increased approximately $6.15 million from $8,058,069 in the six
months ended June 30, 1995 to $14,214,599 for the same period in 1996.   The
majority of this increase is attributed to a $4.87 million loss on disposition of the 436 North Bedford Drive rental property. As mentioned above, interest expense increased approximately $1.6 million as a result of the additional debt needed to finance the Senior Care loan program.

     An offsetting $9.3 million extraordinary gain on retirement of the debt associated with the aforementioned transfer of property to the lien holder contributed approximately $4.9 million to the $5.7 million increased net income for the six months ended June 30, 1996 as compared to the same period in 1995. Increased activity in the Senior Care and Medical Office divisions has contributed to an overall rise in general and administrative costs. During 1995, general and administrative expense ran approximately $1.6 million for the year. In 1996, that amount is expected to grow to an annual rate of $1.9 million.

Liquidity and Capital Resources
- -------------------------------

     The Company declared a quarterly distribution for the second quarter of 1996 in the amount of $0.32 per share which was paid on July 16, 1996 to stockholders of record on June 28, 1996. During the first quarter, the dividend was increased 3 percent from an annual rate of $1.24 to $1.28. During the six month period ended June 30, 1996 the Company generated $3.9 million in cash from operating activities. During the same period, the Company distributed $2.9 million to limited partners and stockholders and invested an additional $1 million to maintain its rental properties.

     The Company is currently reviewing proposed loan documents on a three year extension related to the note payable secured by 435 North Roxbury Drive. Once this extension is executed, all loans secured by the Company's medical office buildings will have maturities of three years or more except for the Company's credit facility, which may be extended for an additional three year term in 1997, and short term notes payable associated with the Company's senior care notes receivable. By year end, management anticipates that approximately 60-percent of the Company's current debt will be in fixed rate notes due in 2005 and beyond.

     The Company is currently involved in negotiations to acquire the property located at 436 North Bedford Drive from the former lien holder. Current discussions indicate a purchase price in the range of $18 to $19.5 million; however, no definitive documentation has been executed and there can be no assurance that this transaction will occur.

     During the fourth quarter of 1995, the Company invested approximately
$19.8 million to acquire $21 million in tax exempt bonds secured by three nursing homes in Massachusetts and an additional $5 million in subordinated
bonds.   The Company has retained GMAC Commercial Mortgage Corporation to obtain a commitment for mortgage insurance and credit enhancement with the assistance of the Federal Housing Administration and the Department of Housing and Urban Development. It is anticipated that approval will be obtained in the fourth quarter of 1996 or the first quarter of 1997. Once the mortgage insurance is in place, the currently unrated tax exempt bonds will be reissued on a rated basis with an expected decrease in the 9.75 percent interest rate. These reissued tax exempt bonds will be sold and the proceeds used to repay a $14 million term loan to GMAC plus return the Company's investment capital. The Company intends to retain ownership of the $5 million, 9.5 percent subordinated bonds as a long-term investment. Management believes that by restructuring the debt on the tax exempt bonds the underlying properties will generate sufficient cash flow to service their obligation on the subordinated bonds plus the $2 million in accrued and unpaid interest currently due.

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

Item 2    Changes in Securities.

          None.

Item 3    Defaults Upon Senior Securities.

          None.

Item 4    Submission of Matters to a Vote of Security Holders.

          On May 7, 1996, the Company held its 1996 Annual Meeting of Stockholders. The only item of business conducted at the meeting was the election of directors. The seven directors elected at the Annual Meeting, to serve for the term ending at the next Annual Meeting of Stockholders or until their successors are duly elected and qualified or until they resign or are removed, were the following:

           Name                        Votes For           Votes Withheld
           ----                        ---------           --------------
           Daniel M. Gottlieb          3,683,467              17,837
           Steven D. Lebowitz          3,685,467              15,837
           Richard L. Lesher           3,681,167              20,137
           Leslie D. Michelson         3,681,167              20,137
           Reese L. Milner             3,681,167              20,137
           Charles P. Reilly           3,681,047              20,257
           S. Craig Tompkins           3,679,347              21,957

Item 5    Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          10.30 Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership, L.P. as Borrower and Nomura Asset Capital Corporation as Lender.

          10.31 Agreement of Purchase and Sale of Membership Interest dated April 26, 1996 by and between Milner Investment Corporation as Seller and G&L Realty Partnership, L.P. as Buyer.

          10.32 Letter of Agreement regarding purchase of Tustin Hospital to 445 North Bedford Drive, LLC from G&L Realty Partnership, L.P., dated June 12, 1996.

          10.33 Redemption Agreement by and between G&L Realty Partnership, L.P. and 445 Bedford, LLC, dated as of June 27, 1996.

          10.34 Property Contribution Agreement by and between G&L Realty Partnership, L.P. as Purchaser and 445 Bedford, LLC as Seller, dated as of June 28, 1996.

          10.35 Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between 445 Bedford, LLC and G&L Realty Partnership, L.P. as tenants in common ("Trustor"), Chicago Title Company ("Trustee"), and Tokai Bank of California ("Beneficiary"), made to be effective on June 12, 1996.

          27        Summary Financial Information

          (b)  Reports on Form 8-K.

               (i) The Company filed a report on Form 8-K/A on July 22, 1996 concerning the transfer of rental property to the secured lender in satisfaction of the underlying nonrecourse debt obligation.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 G&L REALTY CORP.



Date:  August 13, 1996                 By:       /s/ Quentin Thompson
                                           ------------------------------------
                                                 Quentin Thompson
                                                 Secretary, Treasurer
                                                 and Chief Accounting Officer

                                 EXHIBIT INDEX


     Exhibit No.                         Description
     -----------    ------------------------------------------------------------
         10.30      Mortgage Loan Agreement dated as of May 24, 1996 by and
                    between G&L Medical Partnership, L.P. as Borrower and Nomura
                    Asset Capital Corporation as Lender .
         10.31      Agreement of Purchase and Sale of Membership Interest dated
                    April 26, 1996 by and between Milner Investment Corporation as Seller and G&L Realty Partnership, L.P. as Buyer.
         10.32      Letter of Agreement regarding purchase of Tustin Hospital to
                    445 North Bedford Drive, LLC from G&L Realty Partnership,
                    L.P., dated June 12, 1996.
         10.33      Redemption Agreement by and between G&L Realty Partnership,
                    L.P. and 445 Bedford, LLC, dated as of June 27, 1996.
         10.34      Property Contribution Agreement by and between G&L Realty
                    Partnership, L.P. as Purchaser and 445 Bedford, LLC as
                    Seller, dated as of June 28, 1996.
         10.35      Deed of Trust, Assignment of Rents, Security Agreement and
                    Fixture Filing between 445 Bedford, LLC and G&L Realty
                    Partnership, L.P. as tenants in common ("Trustor"), Chicago
                    Title Company ("Trustee"), and Tokai Bank of California
                    ("Beneficiary"), made to be effective on June 12, 1996.

         27         Summary Financial Information