Form 10-K/A
period 1995-12-31
G&L REALTY CORP
filed 1996-11-12
CIK 912240

DISCUSSION DRAFT
================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                            ----------------------
                                 FORM 10-K/A

                               (AMENDMENT NO. 1)

(MARK ONE)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 1995

                                      OR

   [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transaction period from            to
                                            ----------    ---------

                        COMMISSION FILE NUMBER 1-12566

                        ------------------------------
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

                            -------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS              ON WHICH REGISTERED
          -------------------------------      -----------------------
          Common Stock, $.01 par value         New York Stock Exchange


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

DISCUSSION DRAFT
================

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

PART I                                                               PAGE
------                                                               ----
ITEM 1.       BUSINESS............................................      1
ITEM 2.       PROPERTIES..........................................      5

PART II
-------
ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.................     15

PART IV
-------
ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K.........................................     20

DISCUSSION DRAFT
================

      THIS ANNUAL REPORT ON FORM 10-K/A IS BEING FILED TO CLARIFY CERTAIN DISCLOSURES AS SUGGESTED BY THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1.  BUSINESS

     G&L Realty Corp. (the "Company") is a self-administered real estate investment trust ("REIT") that owns, manages, acquires and develops health care properties throughout the United States. It is the successor of G&L Development, which was formed in 1976. The Company completed its initial public offering (the "IPO") of 3,680,000 shares of Common Stock in December 1993. The Company's business consists of investments in health care properties and debt obligations secured by health care properties.


     The Medical Office Building ("MOB") Division's business strategy is to aggressively manage and lease its portfolio of medical office buildings, parking facilities and retail space (collectively, the "Properties") consisting of approximately 563,000 rentable square feet located in Southern California. The Company currently seeks growth opportunities through acquisition, development and management of additional medical office properties directly or through strategic joint ventures. Financing for new investments may be provided by the Company's present line of credit, third party financing in the form of debt or equity or from the sale of securities.


     The Company's new Senior Care Division was formed to identify properties which are economically under-utilized and to convert them to new uses which will enhance their value. During the last half of 1995, the Senior Care Division funded approximately $32 million in loans and investments secured by fully occupied nursing homes and assisted living facilities. These investments generate short term cash profits as well as future earnings from subordinated notes received as part of the transactions. Selectively, the Company will retain long-term ownership interests in certain facilities which were financed as part of the interim loan program.


     As an example of this new program, the Company identified a newly constructed but vacant hospital and medical office building in Rancho Cucamonga, California. In February 1996, the Company provided the initial capital and management expertise to facilitate the transfer of this facility to Heritage Rancho Healthcare, Inc., a Nebraska non-profit corporation ("Heritage"). Heritage will convert the hospital into a skilled nursing facility to benefit the local community. In conjunction with the closing of this transaction, the Company recognized cash revenues of $320,000, plus non-cash revenues of $840,000 relating to a ten-year subordinated note receivable with interest payable at 12 percent per annum. The Company was also retained to manage the 56,000 square-foot medical office building.

DISCUSSION DRAFT
================

          The Company is the sole general partner of, and owns an 89.8 percent interest in, G&L Realty Partnership, L.P. (the "Operating Partnership"). All of the Company's assets are held by, and operations have been conducted through, the Operating Partnership or one of two limited partnerships created for financing purposes. G&L Financing Partnership, L.P. (the "Financing Partnership"), was formed in 1994 to facilitate the acquisition of a $42.2 million credit facility. G&L Financing, Inc., a wholly owned subsidiary of the Company, holds a one percent interest in the Financing Partnership and serves as
its sole general partner.   In an effort to take advantage of lower interest
rates, the Company paid off the aforementioned $42.2 million credit facility with the proceeds from a new $30 million ten year fixed rate loan at 7.89 percent per annum. In conjunction with the credit facility pay-off, the Financing Partnership was liquidated. The new fixed rate loan is secured by assets held by G&L Realty Financing Partnership II, L.P. (the "Realty Financing Partnership"), a limited partnership created to facilitate the refinancing. G&L Realty Financing II, Inc., a wholly owned subsidiary of the Company, holds a one percent interest in the Realty Financing Partnership and also serves as the sole
general partner.   The Operating Partnership is the sole limited partner and 99 percent owner of the Realty Financing Partnership. Unless the context requires otherwise, all references to the Company's operations and assets include the business and properties of the Company, the Operating Partnership, the Realty Financing Partnership and the Financing Partnership (prior to its liquidation in August, 1995).

          The Company's executive offices are located at 439 North Bedford Drive, Beverly Hills, California 90210 and its telephone number is (310) 273-9930. Incorporated on September 15, 1993, the Company is a Maryland corporation.


Medical Office Building Division
--------------------------------

          The current portfolio of eleven high-quality medical office buildings and one adjacent parking structure with retail space constitutes the Company's medical office building investments. The six Beverly Hills properties and the St. Joseph's Medical Building in Burbank, California were acquired in conjunction with the IPO in 1993. During 1994 the Company invested approximately $42 million to acquire the Holy Cross Medical Plaza in Mission Hills, California, the Sherman Oaks Medical Plaza in Sherman Oaks, California, the Regents Medical Center in La Jolla, California, and the Cigna HealthCare Building in Irwindale, California. The property at 1095 Irvine Boulevard in Tustin,California, was acquired in 1994 and redeveloped into a medical office building. The construction was completed and the building opened in August of 1995.

          Medical office properties differ from conventional office buildings due to the special requirements of the tenants and their patients. As a variety of medical procedures are now performed in doctors' offices, many medical office buildings have become sophisticated ambulatory centers that allow for out-patient surgery procedures. In addition, medical office buildings generally have higher maintenance requirements in the public areas due to heavy foot traffic, require well-managed and ample parking facilities, require higher plumbing and electrical capacity and have more stringent restrictions for waste disposal. The management of medical office properties also requires experience in the planning and construction of tenant improvements and higher levels of responsiveness required by medical practitioners. Additional important management functions include the placement of tenants within medical office properties to accommodate increased space needs and managing the tenant mix at properties so that referrals by practitioners with different specialties within the building will be facilitated. The Company stresses meeting these and other special demands of medical property tenants.

DISCUSSION DRAFT
================


   The health care industry is undergoing significant changes in connection with of various political and cost-control initiatives regarding the cost and delivery of health care. While substantially all of the Company's tenants are in the medical profession, the Company does not believe health care reform will have a significant impact on its operations for a variety of reasons. The Company believes that the aging population in the United States together with an increase in the number of persons who will have medical insurance under some type of universal health care program will offset cost containment measures designed to limit utilization. In addition, the Company believes that other recent trends in the health care industry such as the performance of non-acute procedures outside of hospitals could spur increased demand for space in full service medical office buildings which contain surgical centers and out-patient facilities.

Senior Care Division
--------------------

   The Senior Care Division emerged as a result of the Company's desire to diversify its business activities while at the same time utilizing its expertise in the ownership, management and development of health care properties. Market research indicates that the senior assisted living facilities industry is about to undergo a significant restructuring. Of the estimated 18,000 nursing homes in the United States, half are considered "mom and pop" operated facilities.
The demands of an aging population coupled with the extensive operating requirements and budgetary constraints of federal, state and local governments is causing a consolidation of the senior assisted living industry.

   Because of increased operating and regulatory pressures, many senior facilities are currently for sale. The Senior Care Division seeks to develop additional sources of revenue by facilitating the sale of such facilities to non-profit organizations. The Company provides short-term loans and expertise to non-profit organizations for use in acquiring fully occupied facilities. The acquisition loan is subsequently repaid through the sale of 501(c)(3) tax exempt bonds issued by the non-profit organization. The Company is also developing relationships with various health care facility operators and may retain long-term ownership of selected facilities. As of December 31, 1995 the company had invested approximately $12 million in the short-term loan program and $20 million in unrated tax-exempt Series A and B bonds secured by three nursing homes owned by a non-profit entity.


Investment Risk
---------------

   The Company is subject to all related risks arising from investments in real estate assets generally and more specifically risks associated with the ownership and operation of medical office buildings and investment in trust deeds secured by senior care facilities, including the effect of the local economies in which the Properties are located; uncertainties regarding the effect of national health care proposals, the growth of health maintenance organizations and other changes in the health care regulatory environment; the financial condition of the Company's tenants and their ability to make lease payments; the financial condition of borrowers and the assets securing the Company's loans; real estate financing risks such as the need to refinance debt upon maturity and the impact of increased interest rates upon a refinancing or otherwise; general real estate investment considerations such as the effect of economic and other conditions on real estate values, the ability of tenants to make lease payments and the need to renovate, maintain and release space and to pay the cost thereof; the potential liability of the Company and its borrowers for unknown or future environmental contamination; possible uninsured losses resulting from events for which insurance coverage is not available or is not economically insurable, and the concentration of assets in one geographic area and in one business type.

DISCUSSION DRAFT
================

Tax Status
----------

   The Company believes that it has operated in such a manner as to qualify for taxation as a "real estate investment trust" under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1993, and the Company intends to continue to operate in such a manner. As long as the Company qualifies for taxation as a REIT under the Federal income tax laws, the Company generally will not be taxed at the corporate level. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.


Employees
---------

   As of March 25, 1996, the Company employed 24 persons including on-site building employees and professional employees engaged in asset management and administration. The Company considers its relations with its employees to be good.

DISCUSSION DRAFT
================

ITEM 2.  PROPERTIES

Medical Office Building Division - General
------------------------------------------

   As of December 31, 1995, the Properties were approximately 94 percent occupied (occupancy increased to 95 percent in February, 1996). The Properties are leased to over 200 tenants who are primarily established medical practitioners representing a cross section of medical practices. The following table sets forth certain information regarding each of the Properties.

                                G&L REALTY CORP.
                           PROPERTIES - SUMMARY DATA
                            AS OF DECEMBER 31, 1995

                                                YEAR          RENTABLE    RENTED                    TOTAL        AVERAGE
                                             CONSTRUCTED       SQUARE     SQUARE    OCCUPANCY    ANNUALIZED      RENT PER
         PROPERTY (1)                      OR REHABILITATED   FEET (2)     FEET         (3)       RENT (4)       SQ. FT. (5)
--------------------------------------------------------------------------------------------------------------------------
405 N. Bedford, Beverly Hills, CA                 1947/1987     48,835     48,835       100.0%   $ 2,033,290       $ 41.64
                                                                                                                         4
415 N. Bedford, Beverly Hills (6)                      1955      5,977      5,977       100.0%       216,417         36.21
416 N. Bedford, Beverly Hills                     1946/1986     40,776     40,776       100.0%     1,510,494         37.04
435 N. Bedford, Beverly Hills                1950/1963/1984     55,116     51,961        89.2%     1,689,631         34.35
435 N. Roxbury, Beverly Hills                     1956/1983     42,455     41,059        95.6%     1,506,796         37.11
436 N. Bedford, Beverly Hills                          1990     78,799     71,216        90.0%     2,987,731         42.13
Holy Cross Medical Plaza
 11550 Indian Hills Road
 Mission Hills, CA                                     1985     71,253     64,859        94.7%     1,749,187         25.91
St. Joseph's Medical Office Bldg.
 2031 West Alameda Ave.
 Burbank, CA (7)                                       1987     26,017     26,017       100.0%       757,500         29.12
Sherman Oaks Medical Plaza
 4955 Van Nuys Blvd.
 Sherman Oaks, CA                                 1969/1993     69,425     63,110        90.0%     1,457,313         23.32
Regents Medical Center
 4150 Regents Park Row
 La Jolla, CA                                          1989     66,560     62,778        90.9%     1,639,642         27.11
Cigna HealthCare Building
 12701 Schabarum Ave.
 Irwindale, CA                                         1992     47,604     47,604       100.0%     1,096,796         23.04
1095 Irvine Boulevard
 Tustin, CA                                            1995     10,125     10,125       100.0%       173,500         17.14
                                                             ---------  ---------                -----------      --------
   Total/Weighted average of all
           properties                                          562,942    534,317        94.2%   $16,818,297         31.70
                                                             =========  =========                ===========
 --------------------------------

(1) The Operating Partnership or the Realty Financing Partnership owns a 100 percent fee simple interest in all of the properties except 435 North Roxbury, with respect to which the Operating Partnership owns a 61.75 percent partnership interest and is the sole general partner of 435 North Roxbury Drive, L.P., which owns such property.

(2) Rentable square feet includes space used for management purposes but does not include storage space.

(3) Occupancy includes occupied space and space used for management purposes. As of December 31, 1995 the properties were 94 percent occupied (rented square feet includes space which is leased but not yet occupied).

(4) Rent is from third-party leased space based upon rent billed in February 1996; no rent is assumed from management space.

DISCUSSION DRAFT
================

(5) Average rent per square foot is calculated based upon third-party leased space, excluding all management space.

(6)  Retail space and parking facilities.

(7) The total annualized rent reflects the rental guarantee from the Sisters of Providence discussed below, which expires October 31, 1998.


   Six of the Properties are located on North Bedford and North Roxbury Drives in Beverly Hills, California, near three major hospitals - Cedars Sinai Medical Center, Century City Hospital and UCLA Medical Center. Each of these medical office buildings has copper insulated pipe with sufficient capacity for medical use, electrical systems designed for extra load requirements and extensive security systems. 405, 416 and 436 North Bedford each have emergency back-up generators. The buildings contain high quality interior improvements, both in the common areas and in most of the doctors' offices. Parking for these six Properties is provided in the 415 North Bedford garage and in subterranean parking at 436 North Bedford and 435 North Roxbury. These six Properties include ten operating rooms, including two in the Saint John's Hospital surgicenter at 405 North Bedford. Saint John's Hospital leases 75 percent of 405 North Bedford and subleases a portion of the space to doctors primarily affiliated with the Hospital.


   Saint John's Hospital is the only tenant occupying more than 10% of the rentable square footage of 405 North Bedford, occupying 36,787 square feet, or 74.6%, of the rentable square footage in that building. Its lease expires on March 31, 1998 and provides for a monthly rental of $144,015.82. The lease contains an option to renew for two consecutive five-year terms. Saint John's Hospital subleases much of the space to doctors affiliated with the hospital.



   A plastic surgeon occupies more than 10% of the rentable square footage of 416 North Bedford, occupying 4,622 square feet. or 11.3% of the rentable square footage in that building. The monthly rental is $16,469. The lease expires on November 30, 2002 and contains an option to renew the lease for one five-year term.


   Two tenants in 435 North Roxbury occupy more than 10% of the rentable square footage. A dermatologist occupies 5,291 square feet (12.5% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $16,667. The lease expires September 30, 2001 and provides for one five-year renewal option. An internist occupies 6,183 square feet (14.6% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $18,987.

   The Holy Cross Medical Plaza is located on the 15 acre campus of Holy Cross Medical Center, a 316 bed hospital. Also on this campus are the Villa de la Santa Cruz skilled nursing facility, another medical office building, a magnetic resonance imaging center, and an outpatient diagnostic center.


   One tenant occupies more than 10% of the rentable square footage in the Holy Cross Medical Center property. Holy Cross Surgical Center occupies 12,456 square feet (17.5% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $18,453. The lease expires October 31, 2006 and provides for one five-year renewal option.

   The Saint Joseph's Medical Office Building is located one-quarter of a mile from Saint Joseph's Hospital and is directly across the street from the Walt Disney Company's world headquarters campus. Saint Joseph's Hospital includes 658 beds and is owned by the Sisters of Providence, an organization

DISCUSSION DRAFT
================

which owns several other hospitals in North America. The Saint Joseph's Medical Office Building was acquired from the Sisters of Providence, who have guaranteed up to a maximum of $225,000 per year in rental payments through October 31, 1998. Currently, the office building is fully leased. Since the acquisition, the Company has obtained lease extensions from all of the tenants beyond the expiration of the rent guarantee, thus management does not anticipate changes in rent revenues when the rent guarantee expires in October, 1998.


   Two tenants in St. Joseph's Medical Office Building occupy more than 10% of the rentable square footage. Total Renal Care occupies 8,045 square feet (30.9% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $21,403. Its lease expires October 31, 2000 and provides for one five-year renewal option. An internist occupies 6,207 square feet (26.4% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $14,887. The lease expires November 30, 1998 and provides for one five-year renewal option.

   The Sherman Oaks Medical Plaza is adjacent to the Sherman Oaks Hospital and Health Center, a 156 bed hospital which includes the major burn center for the San Fernando Valley. A $1 million capital improvement program to renovate the building systems and common areas is substantially complete. As of December 1995 this building was 90 percent occupied; however, during the first quarter of 1996, additional leases have been negotiated which will increase occupancy to 96 percent by June of 1996.

   The Regents Medical Center is a three story medical office building with subterranean parking located in the University Town Center area of San Diego, near La Jolla. The ground floor contains primarily retail tenants, while the upper two floors consist of medical offices. As of March 1996, the building had an occupancy rate of over 95 percent.


   One tenant occupies more than 10% of the rentable square footage in the Regents Medical Center. UCSD Orthomed occupies 11,166 square feet (16.9% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $23,225. The lease expires January 31, 2002 and provides for one five-year renewal option.


   The Cigna HealthCare Building in Irwindale, California is a two story medical office building with nearby access from Interstate 10. This property was 100 percent leased to Cigna HealthCare of California, Inc. and has since been assigned to Caremark International, Inc.. Rent obligations under the lease are guaranteed by Cigna HealthCare, Inc. The lease provides for a monthly rental of $91,399. It expires November 30, 2004 and provides for two five-year options at 90% of fair market value.


   The 1095 Irvine Boulevard building in Tustin, California was redeveloped in 1995 as a primary healthcare center for physicians who are part of the St. Joseph Hospital of Orange healthcare network. The property is leased to St. Joseph Hospital, Inc. under a net lease with a 15 year term which began in August of 1995 and provides for annual cost of living rent escalations. The lease provides for a monthly rental of $16.087 and expires on July 31, 2010.


Medical Office Building Division - Leases
-----------------------------------------

   As of February 1996, the Properties were approximately 95 percent leased. New leases and extensions are normally granted for a minimum of five years and provide for annual rent increases.

DISCUSSION DRAFT
================

Office tenants generally have gross leases under which the lessee pays its share of property expenses in excess of a base year. Most retail tenants have net leases and pay their share of all operating expenses including property taxes and insurance. The following lease expiration schedule sets forth the number of leases, the square feet of the leases expiring, and the associated annual rent for these leases expiring during each year:


                                G&L REALTY CORP.
                           LEASE EXPIRATION ANALYSIS


                                                           NUMBER OF      APPROXIMATE TOTAL                      PERCENT OF
                                   YEAR OF LEASE            LEASES          TOTAL RENTED                            TOTAL
                                     EXPIRATION            EXPIRING          SQUARE FEET       ANNUAL RENT       ANNUAL RENT
                                                             (1)                 (1)                                  (2)
                             ------------------------------------------------------------------------------------------------------
                                        1996                 34                   44,195        $ 1,579,654            9.39%
                                        1997                 32                   34,096          1,317,686            7.83%
                                        1998                 58                  115,655          4,170,479           24.80%    (3)
                                        1999                 34                   48,387          1,395,871            8.30%
                                        2000                 47                   71,337          2,161,976           12.85%
                                        2001                 13                   17,303            603,445            3.59%
                                        2002                 13                   32,917            987,641            5.87%
                                        2003                  4                    4,249             76,482            0.45%
                                        2004                  4                   51,683          1,204,135            7.16%
                                        2005                 10                   24,470            834,760            4.96%
                                        2006                  8                   22,279            760,224            4.52%
                                        2007 or later         3                   21,123            456,129            2.71%

-------------------------------------
(1)  Does not include month-to-month leases, management space or vacant space.

(2) Percent of Total Annual Rent is based upon annualized revenues of $16,818,297.

(3)  Includes the 36,787 sq. ft. lease with St. John's Hospital.  St.
     John's Hospital has subleased the majority of this space to third-party doctors. The Company will assume these existing subleases when the lease expires in 1998 if St. John's does not extend its option to renew.


   The Company has been successful in obtaining lease renewals with respect to the Properties. Through December 31, 1995, the Company has achieved a lease renewal rate of approximately [XX.X%] percent with respect to medical office space in the Properties based on the last lease expiration for such space. While there can be no assurances that such renewal level can be maintained, the Company believes this high renewal rate is due in part to, the tendency of medical practitioners to continue to practice in the same space over a number of years. Management of the Company believes that its tenants frequently have invested large sums of money in equipment and fixtures for their offices. Furthermore, relocating a doctor's office can be disruptive to the patients who are familiar with the location of the doctor's office.

DISCUSSION DRAFT
================

    The following table sets forth the annual rent increases for the leases with respect to the Properties as of August 31,1993:


                                                           PERCENT OF TOTAL
                                                           RENTABLE SQUARE
 TYPE OF ANNUAL RENT INCREASES     SQUARE FEET (1)             FEET (1)
--------------------------------   ---------------         ----------------
            None                        73,454                  13.27%
            CPI related                204,248                  36.91%
            2%                           4,332                   0.78%
            3%                          11,502                   2.08%
            4%                          22,809                   4.12%
            5%                         183,795                  33.21%
            8%                           3,851                   0.70%

(1) Does not include vacant space, space used for building management, and space used for management of the Company.



    The historical occupancy of the Properties consistently has ranged between 85 percent and full occupancy as shown in the following table:

                                OCCUPANCY RATES
                                ===============

            Property                 1995     1994     1993    1992    1991
---------------------------------  --------  ------   ------  ------   -----
405 N. Bedford                      100.0%    96.2%    97.8%   96.3%   93.3%
415 N. Bedford (1)                  100.0%   100.0%   100.0%   84.0%   89.8%
416 N. Bedford                      100.0%   100.0%    97.2%   97.3%   93.1%
435 N. Bedford                       89.2%    85.3%    97.7%   97.9%   95.0%
435 N. Roxbury                       95.6%    91.7%    94.5%   98.6%   99.3%
436 N. Bedford                       90.0%    92.8%   100.0%   91.3%   62.2%
Holy Cross Medical Plaza (3)         94.7%    87.7%    N/A     N/A     N/A
St. Joseph's Medical Bldg. (2)      100.0%   100.0%    N/A     N/A     N/A
Sherman Oaks Medical Plaza (3)       90.0%    79.8%    N/A     N/A     N/A
Regents Medical Center (3)           90.9%    87.6%    N/A     N/A     N/A
Cigna HealthCare Building (3)       100.0%   100.0%    N/A     N/A     N/A
1095 Irvine Boulevard (4)           100.0%    N/A      N/A     N/A     N/A
                                   --------  ------   ------  ------   -----
    Weighted average                 94.2%    90.9%    97.9%   95.4%   85.5%
                                   ========  ======   ======  ======   =====

(1) Retail space and parking facilities
(2) Acquired in December 1993
(3) Acquired in 1994
(4) Placed in service in 1995

DISCUSSION DRAFT
================


The following tables set forth the base rent per square foot and annualized base rent for the Properties for the past five years:

                           BASE RENT PER SQUARE FOOT

            PROPERTY                 1995     1994     1993     1992     1991
---------------------------------  --------  ------   ------   ------   ------
405 N. Bedford                      $41.64   $42.01   $37.87   $37.02   $35.43
415 N. Bedford (1)                   36.21    36.79    36.41    33.30    37.70
416 N. Bedford                       37.04    40.88    39.31    38.25    36.42
435 N. Bedford                       34.35    39.25    39.03    39.07    36.13
435 N. Roxbury                       37.11    38.39    38.12    36.02    35.51
436 N. Bedford                       42.13    44.71    44.17    44.34    42.50
Holy Cross Medical Plaza (3)         25.91    28.77    N/A      N/A      N/A
St. Joseph's Medical Bldg. (2)       29.12    29.92    N/A      N/A      N/A
Sherman Oaks Medical Plaza (3)       23.32    23.57    N/A      N/A      N/A
Regents Medical Center (3)           27.11    28.38    N/A      N/A      N/A
Cigna HealthCare Building (3)        23.04    23.01    N/A      N/A      N/A
1095 Irvine Boulevard (4)            17.14    N/A      N/A      N/A      N/A
                                   --------  ------   ------   ------   ------
Weighted average                    $31.70   $34.01   $40.15   $39.50   $37.83
                                   ========  ======   ======   ======   ======


                              ANNUALIZED BASE RENT

                             (AMOUNTS IN THOUSANDS)

            PROPERTY                 1995        1994       1993           1992       1991
---------------------------------  ----------  ----------  ----------  ----------  ---------
405 N. Bedford                      $ 2,033.3   $ 1,904.2   $ 1,914.2   $ 1,740.8   $1,614.3
415 N. Bedford (1)                      216.4       210.4       205.2       167.2      202.3
416 N. Bedford                        1,510.5     1,658.0     1,598.9     1,517.6    1,382.6
435 N. Bedford                        1,689.6     1,660.3     2,043.6     2,108.2    1,891.8
435 N. Roxbury                        1,506.8     1,494.9     1,597.7     1,507.8    1,497.0
436 N. Bedford                        2,987.7     3,221.9     3,433.8     3,189.9    2,083.1
Holy Cross Medical Plaza (3)          1,749.2     1,784.5         N/A         N/A        N/A
St. Joseph's Medical Bldg. (2)          757.5       764.4         N/A         N/A        N/A
Sherman Oaks Medical Plaza (3)        1,457.3     1,276.9         N/A         N/A        N/A
Regents Medical Center (3)            1,639.6     1,531.0         N/A         N/A        N/A
Cigna HealthCare Building (3)         1,096.8     1,096.8         N/A         N/A        N/A
1095 Irvine Boulevard (4)               173.5         N/A         N/A         N/A        N/A
                                   ----------  ----------  ----------  ----------  ---------
  Total                            $ 16,818.3  $ 16,603.3  $ 10,793.4  $ 10,231.5  $ 8,671.1
                                   ==========  ==========  ==========  ==========  =========

(1)  Retail space and parking facilities
(2)  Acquired in December 1993
(3)  Acquired in 1994
(4) Placed in service in 1995

DISCUSSION DRAFT
================


                                                   PERCENT OF TOTAL
                                 NUMBER OF          LEASED MEDICAL
      PRACTICE AREA               SUITES             OFFICE SPACE
--------------------------     ------------       ------------------
     Chiropractics
     Dentistry
     Dermatology
     Ear/Nose/Throat
     General Surgery
     Imaging Center                                TO BE COMPLETED
     Internal Medicine                             PRIOR TO FILING
     Obstetrics/Gynecology
     Ophthalmology
     Orthopedics
     Pediatrics
     Physical Therapy
     Pharmacy
     Plastic Surgery
     Podiatry
     Psychiatry
     Psychology
     Renal Dialysis
     Urology
     Other
        Total


Medical Office Building Division - Construction Loan
----------------------------------------------------

     In May 1995, the Company entered into an agreement to loan $1.225 million to an unaffiliated partnership for use in redeveloping a 120,000 square foot medical center in Beverly Hills, California. The loan, which is secured by a second deed of trust on the medical center, is guaranteed by the general partner of such partnership. The guaranty is secured by a pledge of 600,000 shares of common stock issued by a publicly traded company, which shares had a value of $5.75 as of March 25, 1996. The loan bears interest at the rate of 10 percent per annum and principal and interest are due and payable on June 1, 1996. The Operating Partnership also entered into a consulting agreement to assist the borrower with its development and leasing activities, for which the Operating Partnership received fees of $100,000 in 1995.



Senior Care Division - General
------------------------------

     The Operating Partnership, through the Senior Care Division, makes first mortgage loans to non-profit organizations for the purpose of acquiring independent senior care facilities, which loans are secured by the facilities acquired. The loans are intended to serve as interim financing (6 to 12 months), with maturities determined primarily by the timing of the sale of tax exempt bonds by the non-profit

DISCUSSION DRAFT
================

organization. In conjunction with the acquisition of a facility, the subject non-profit organization typically engages the services of accountants, lawyers and investment bankers to obtain tax exempt bond financing. Some of the proceeds received from the sale of newly issued bonds are used to repay the first mortgage loan issued by the Company. The Company has from time to time extended the maturity dates of the outstanding loans due to additional time needed by the borrowers to obtain tax exempt financing. The loans generally bear interest at a fixed rate of 12 percent per annum, with the per annum interest rate increasing to 20 percent under certain circumstances in which an extension of the original maturity date is required due to the timing of availability of tax exempt financing. The Company may receive fees and certain other consideration for making the loans. From June 1995 through December 31, 1995, the Company made a total of four loans in an aggregate principal amount of approximately $11.8 million to nonprofit organizations for the purpose of acquiring senior care facilities, all of which are secured by first mortgages on the facilities acquired. Although no assurance can be given, the Company anticipates that $8 million of the principal amount of such loans will be repaid sometime during the second quarter of 1996.

     Additionally, in October 1995, for a purchase price of approximately $19.9 million, the Company acquired approximately $20.97 million face amount of Series A Healthcare Revenue Bonds (the Series A Bonds) and $5 million face amount of Series B Healthcare Revenue Bonds (the Series B Bonds) issued in each case by the Massachusetts Industrial Finance Agency and collateralized by three skilled nursing homes owned by Hampden Nursing Homes, Inc. and by debt service reserves of $2.4 million. Interest on the Series A Bonds and the Series B Bonds is payable semi-annually at rates of 9.75 percent and 9.5 percent per annum, respectively. Graduated principal payments on the Series A Bonds are payable annually each October through 2017, with the payments ranging from $305,000 in October 1996 to $2,140,000 in October 2017. The principal amount of the Series B Bonds is due and payable in a lump sum on October 1, 2018.


Senior Care Division - Secured Loans
------------------------------------

     The following table sets forth certain information regarding the Operating Partnership's loans secured by senior care facilities.

   PROPERTY SECURING LOAN                       MORTGAGE AMOUNT            DEBT SERVICE
-----------------------------                   ---------------   ---------------------------------
93-bed nursing home located
 in Huntingdon County,                                            Monthly interest only payments in
 Pennsylvania.                                       $1,472,500   arrears at 12 percent per annum.
72-unit assisted living                                           Monthly interest only payments
 facility located in Berlin, Maryland.                4,042,500   in arrears at 12 percent per annum.
58-bed nursing home located in
 Richfield, Pennsylvania; and a
 48-bed nursing home located                                      Monthly interest only payments in
 in Eldred, Pennsylvania.                             2,215,000   arrears at 12 percent per annum.
60-bed intermediate care  nursing
 home and 16 Alzheimer's
 apartments capable of accom-
 modating 38 residents located                                    Monthly interest only payments in
 in Phoenix, Arizona.                                 4,080,000   arrears at 12 percent per annum.


DISCUSSION DRAFT
================

Debt Structure
--------------

     As of December 31, 1995 the Company had $111.6 million of debt, of which $69.0 million, or 61.8 percent, was floating rate, and $42.6 million, or 38.2 percent, was fixed rate. The eight loans comprising such $111.6 million in debt are described below.

     435 North Roxbury is security for a $9 million loan from Citibank, N.A. The mortgagor on this loan is 435 North Roxbury Drive, Ltd. (the "Roxbury Partnership") in which the Operating Partnership is the general partner with a
61.75 percent interest. The Operating Partnership has guaranteed $1.0 million of principal and interest. The interest rate is LIBOR plus 1.30 percent. The loan is due June 1, 1996 and does not provide for amortization of principal. As of March 25, 1996 the interest rate on this loan was 7.375 percent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" regarding the disposition of this loan at maturity.

     Sherman Oaks Medical Plaza is security for two non-recourse notes from Windy City Holdings, Inc. One note has an outstanding balance of approximately $5.8 million, bears interest at 7.55 percent per annum, and amortizes on a 30 year schedule. The other note has an outstanding balance of approximately $900,000, also bears interest at 7.55 percent per annum, is interest only, and provides for additional advances of approximately $40,000 for building improvements. Both notes are due February 23, 1998 and have two one-year renewal options at the one year Treasury Rate plus 2.25 percent.

     The Cigna HealthCare Building is security for a non-recourse loan of approximately $6.1 million from the Independent Order of Foresters. The interest rate is 8.75 percent per annum. The loan amortizes on a 17 year schedule and is due on January 1, 1998. This loan may be extended for a period of five years at prevailing market rates available in December, 1997.

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

     In January 1995 the Company extended its $42.2 million line of credit (the "Acquisition Facility") for a term of two years. The interest rate was LIBOR plus 2.25 percent. The Company established the Financing Partnership to serve as borrower under the Acquisition Facility. The following Properties were transferred into the Financing Partnership and were used as security for the blanket first trust deed: 405 North Bedford, 415 North Bedford, 435 North Bedford, Holy Cross Medical Plaza, St. Joseph's Medical Office Building, and Regents Medical Center.

DISCUSSION DRAFT
================

     In August 1995 the Company borrowed $30 million from Nomura Asset Capital Corporation for 10 years at a fixed rate of 7.89 percent. The note had an outstanding balance of approximately $29.9 million at December 31, 1995 and
amortizes on a 25 year schedule.   Proceeds from this new loan were used to
retire the $8.0 million floating rate obligation due on 416 North Bedford and
the outstanding balance on the Acquisition Facility described above.   The
balance of the Acquisition Facility had increased from $15.5 million at December 31, 1994 to $23.0 million in August, 1995 when it was paid-off. In order to meet certain requirements of the lender, the Financing Partnership was liquidated and the Realty Financing Partnership was set-up. The following Properties were transferred into the newly created Realty Financing Partnership and were used as security for the $30 million blanket first trust deed: 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford.

     Concurrently with the above fixed rate loan from Nomura Asset Capital Corporation, the Company obtained a new $20 million credit line from Tokai Bank of California. The loan is secured by a blanket first trust deed on Holy Cross, St. Joseph's Medical Center and Regents Medical Center. The credit line requires monthly interest payments at LIBOR plus 1.75 percent and is due August 17, 1998. At any time prior to maturity, and upon 30 days notice, the Company may convert the outstanding balance or increments thereof into a five year term loan. Upon conversion, the new term loan would bear interest at the variable rate of prime plus 50 basis points or LIBOR plus 175 basis points. As of December 31, 1995 the Company owed $17.5 million and was paying interest at the rate of 7.90625 percent per annum. Currently, $18.9 million principal amount is outstanding at a rate of 7.25 percent per annum.

     In December, 1995 the Company obtained a one year $14 million term loan from General Motors Acceptance Commercial Credit Corporation ("GMAC") which is collateralized by the $20,970,000 face value, Series A Health Care Revenue Bonds issued by the Massachusetts Industrial Finance Agency. The loan is due December 6, 1996 and requires monthly interest only payments, in arrears, at prime plus
1.5 percent. As of December 31, 1995 interest was accruing at a rate of 9.75 percent. The Company has the option to extend this loan for a period of six months to June 6, 1997. The Company has retained GMAC to assist in filing applications for mortgage insurance on the Series A Health Care Revenue Bonds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" regarding the disposition of this loan at maturity.

     In January 1994, the Operating Partnership entered into interest rate protection agreements with respect to the indebtedness secured by 436 North Bedford and 416 North Bedford and with respect to its pro rata share of the indebtedness secured by 435 North Roxbury. These agreements provide interest rate protection if LIBOR exceeds 4 percent for 1994, 5 percent for 1995 and 6 percent thereafter. The interest rate protection agreement relating to the mortgage secured by 436 North Bedford expired in August 1995. The Company sold the agreement relating to the 416 North Bedford loan for $67,500 when the loan was paid off in August 1995. The remaining agreement will expire in June 1996 when the $9.0 million loan is due.

DISCUSSION DRAFT
================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect the historical combined operations, assets and liabilities of G&L Developments properties prior to the completion of the IPO (on December 16, 1993) and related transactions and the operations of the Company for the period from inception, September 15, 1993, through December 31, 1995 (the Company did not commence operations until December 16, 1993).


Results of Operations
---------------------

Comparison of the Year Ended December 31, 1995 Versus the Year Ended December 31, 1994

     Net income for the year ended December 31, 1995, before an extraordinary item, was $3,735,000 or $0.91 per share, an increase of 16.9 percent from $3,194,000, or $0.77 per share, reported in the previous year, based on 4,091,000 and 4,159,000 average shares outstanding, respectively. Net income after the effect of an extraordinary item of $393,000, or $0.09 per share, was $3,341,000 or $0.82 per share. The extraordinary item related to a one-time charge in the third quarter for repayment of approximately $31 million in variable rate debt with a $30 million 7.89 percent fixed rate 10-year loan, and the replacement of the Company's credit line.

     Revenues increased $4.1 million, or 24 percent in 1995, as a result of the new properties acquired during 1994 and added revenues from the newly created Senior Care Division. Rent revenues including tenant reimbursements and parking fees increased $2.4 million from $16.5 million to $18.9 million. This increase was due primarily to the acquisition of the following five properties in 1994:
Holy Cross Medical Plaza in January, Regents Medical Center in June, Sherman Oaks Medical Plaza in June, Cigna HealthCare Building in July and 1095 Irvine Boulevard in October.

     1994 operations included only partial year revenues for all of the five properties except for the 1095 Irvine Boulevard building. 1995 revenues benefited from a full year of operations except for the 1095 Irvine Boulevard building which was placed in service in August of 1995. The Medical Office Building Division also benefited from higher occupancy rates: 94 percent for 1995, up from an average of 92 percent in 1994.


     In late 1994, the Company changed its collection practices and made a very deliberate effort to pursue all delinquent accounts. Some were resolved in direct negotiations with tenants while others were litigated. By the end of 1995, substantially all delinquencies were resolved through judgments, payment plans or dissolutions. The previous backlog of uncollected rents has been reduced through a combination of collections and write-offs.


     Management believes that the overall trend toward larger medical provider groups has contributed toward the financial stability of the existing tenant population. Realization of monthly tenant billings has improved along with management's expectation of a higher realization of the unbilled straight-line rents. The previous requirement for maintaining the

DISCUSSION DRAFT
================

allowance for doubtful accounts has diminished and the Company believes that the current level of allowance is appropriate.



       Beginning late in the second quarter of 1995, the Company began recognizing revenues from its new Senior Care Division. Interest and loan fees totaled $1.8 million in 1995 versus $113,000 in 1994.

       1995 expenses increased approximately $3.5 million, or 26 percent, from $13.6 million in 1994 to $17.1 million in 1995. The majority of the increase was the result of added interest expense which climbed $2.8 million from $3.6 million in 1994 to $6.4 million in 1995. Two factors fueled the increase: higher debt and increased rates. Outstanding debt increased from $74.0 million to $111.6 million at December 31, 1994 and 1995, respectively. In general, 1995 rates were up from 1994 and this was amplified by the fact that rate caps on the interest rate protection agreements also increased from 4 percent in 1994 to 5 percent in 1995.

       Property operating expense and depreciation also increased from 1994 to 1995. The overall increase of $1.2 million is primarily the result of showing a full year of expense for the acquired properties. The effect of increased operating expense was partially offset by a $768,000 difference relating to costs and reimbursements from the 1994 Northridge earthquake.

       General and administrative costs increased $342,000, at about the same rate as revenues, largely as a result of investments in consulting services, travel, professional and other fees related to creating the new Senior Care Division.

Comparison of the Year Ended December 31, 1994 versus the Year Ended December 31, 1993

       Revenue increased by $5.5 million or 47 percent, due primarily to the acquisition of the following properties: the St. Joseph Medical Office Building in December 1993, the Holy Cross Medical Plaza in January 1994, the Regents Medical Center in June 1994, the Sherman Oaks Medical Plaza in June 1994 and the Cigna HealthCare Building in July 1994. Increases in rental income, tenant reimbursements, and parking income were all due primarily to these acquisitions. Other income increased $573,000, from $77,000 in 1993 to $650,000 in 1994, primarily due to accrued income from the Sherman Oaks Medical Plaza prior to its acquisition and to the inclusion during 1994 of management fee income.

       Expenses increased $2.9 million or 27 percent, due primarily to these acquisitions, earthquake costs, and general and administrative expenses, partially offset by a decrease in interest expense. The Company incurred costs of $635,000 for 1994, net of insurance proceeds, as a result of the Northridge earthquake, which occurred on January 17, 1994. General and administrative expenses increased $1.2 million; these expenses were excluded from the historical combined operations of the G&L Development Properties prior to the completion of the IPO on December 16, 1993 as these expenses were not directly comparable to the operation of the Company as a public entity. Interest expense decreased $1.4 million, or 28 percent, due primarily to the repayment of approximately $44.0 million of debt in connection with the IPO, offset by increased interest expense associated with the acquisitions.

       As an extraordinary item, the Company expensed $352,000 of capitalized loan fees during 1993 in connection with the IPO, due to the repayment of loans.

DISCUSSION DRAFT
================

Liquidity and Capital Resources
-------------------------------

       During 1995, the Company generated $7.9 million in cash from operations and distributed $5.7 million, or 72.1 percent, of such funds to stockholders and minority interest partners. In addition, G&L reinvested $1.9 million of its cash to maintain the quality of its rental properties and $157,000 in commissions for new leases and renewals.

       The Company obtained new loan proceeds of $35.8 million during the year, net of loan costs and retirements, most of which was used to expand into a new and rapidly emerging niche in managed care through the initiation of the Senior Care Division in 1995. The Company invested these funds in different ways: $19.9 million for acquisition of bonds secured by 3 skilled nursing facilities; $11.8 million in short-term loans yielding over 20 percent; $1.2 million to open escrows on pending acquisitions, including Rancho Cucamonga; $1.1 million for a redevelopment loan, and $800,000 to complete the purchase of the 1095 Irvine Boulevard property, which was leased in August 1995.

       The Company also used an additional $815,000 to acquire 97,000 shares of outstanding Company Common Stock when the effective dividend yield approached 15 percent. The average price was approximately $8.25 per share.

       The Company declared a quarterly distribution for the first quarter of 1996 in the amount of $0.32 per share to be paid on April 16, 1996 to stockholders of record on March 29,1996, which is equal to an annualized distribution of $1.28 per share. This is an increase from the previous quarterly distribution of $0.31 per share.

       The Company expects to continue meeting its short term liquidity requirements through its working capital and cash flow provided by operations. The Company considers its ability to generate cash to be good and expects to continue meeting all operating requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements in the short and long term.

       The Company is currently negotiating with Citibank, the existing lender, to obtain a multi-year extension on the $9 million note secured by 435 North Roxbury Drive. The Company has also obtained refinancing proposals from other sources. Management believes an extension agreement or new loan will be in place by June 1, 1996, the due date of the loan.

       The $14 million loan due GMAC will be paid-off once the Series A Health Care Revenue Bonds have been restructured. The company has retained GMAC to obtain credit enhancement of the Series A bonds. GMAC submitted applications to the Federal Housing Administration and the Department of Housing and Urban Development to obtain a commitment for mortgage insurance on the Series A bonds pursuant to Section 232/223(F) of the National Housing Act. It is anticipated that approval will be obtained in the third quarter of 1996. Once the mortgage insurance is in place, the currently unrated Series A bonds will be reissued on a rated basis with an expected decrease in the 9.75 percent interest rate. These reissued Series A bonds will be sold and the proceeds used to repay the $14 million term loan to GMAC plus return the Company's investment capital. The Company intends to retain ownership of the $5 million Series B bonds as a long-term investment. Management believes that by restructuring the debt on the Series A bonds the underlying properties will generate sufficient cash flow to begin servicing their obligation on the Series B bonds.

DISCUSSION DRAFT
================

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


       In general, the Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements through long-term borrowings, the issuance of debt securities and the offering of additional equity securities. The Company owes approximately $52.3 million on notes payable that are due in 1996. Based upon the Company's current arrangement with various lenders, $51.5 will be resolved as indicated above. The remaining portion will be discharged out of cash flows from operations.

       As of March 25, 1996 the Company had $69.0 million of floating rate debt. The interest rate on these loans may be affected by inflationary conditions and economic factors.


Funds from Operations
---------------------


       Industry analysts generally consider Funds From Operations (FFO) to be an appropriate measure of the performance of a REIT. The Company presents FFO as defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is calculated to include the minority interests share of income since the Operating Partnership's net income is allocated proportionately among all owners of Operating Partnership units. The number of Operating Partnership units held by the Company is identical to the number of outstanding shares of the Company's common stock and owners of Operating Partnership units may, at their discretion, convert their units into shares of common stock on a one-for-one basis.

       The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the additional data presented below. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The following table presents an analysis of FFO and additional data for each of the four quarters and the year ended December 31, 1995 for the Operating Partnership:

DISCUSSION DRAFT
================

                               G&L REALTY CORP.
                             FUNDS FROM OPERATIONS
             FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 1995

                                             1/ST/       2/ND/       3/RD/       4/TH/
                                            QUARTER     QUARTER     QUARTER     QUARTER      1995
                                        -----------------------------------------------------------
                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Funds from Operations
---------------------
Net income                                 $    927    $    690    $    696    $  1,028    $  3,341
Extraordinary item (net of minority
 interest)                                                              393                     393
Minority interest in Operating
  Partnership                                   102          78         123         114         417
                                           --------    --------    --------    --------    --------
Net income for Operating Partnership          1,029         768       1,212       1,142       4,151
Earthquake costs (reimbursements)              (245)        112                                (133)
Depreciation and amortization                 1,045       1,021         904       1,077       4,047
Straight-line rent in excess of billed
 rent                                           (29)        (99)        (59)       (140)       (327)
Adjustment for minority interest in
  consolidated partnership                      (12)         (2)         (5)         (7)        (26)
                                           --------    --------    --------    --------    --------
Operating Partnership
  Funds from Operations                       1,788       1,800       2,052       2,072       7,712
Minority Interest in Operating Partnership     (178)       (182)       (208)       (210)       (778)
                                           --------    --------    --------    --------    --------
Funds from Operations                         1,610       1,618       1,844       1,862       6,934
                                           ========    ========    ========    ========    ========
Dividends paid                             $  1,289    $  1,259    $  1,259    $  1,259    $  5,067
                                           ========    ========    ========    ========    ========
Pay-out ratio                                  80.1%       77.8%       68.3%       67.6%       73.1%
Weighted averages:
  Units Outstanding                         4,618.3     4,539.4     4,521.3     4,521.3     4,550.1
  Shares Outstanding                        4,159.0     4,080.1     4,062.0     4,062.0     4,090.8

                                G&L REALTY CORP.
                           ADDITIONAL CASH FLOW DATA
             FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 1995

                                            1/ST/     2/ND/     3/RD/     4/TH/
                                           QUARTER   QUARTER   QUARTER   QUARTER    1995
                                        --------------------------------------------------
                                                           (IN THOUSANDS)
Additional Data
---------------
Straight-line rent                         $ 4,209   $ 4,291   $ 4,189   $ 4,112  $ 16,801
Billed rent                                  4,180     4,192     4,130     3,972    16,474

Building improvements                          120       157       164       132       573
Tenant improvements                            415       347       249       289     1,300
Leasing commissions                             53        43        38        23       157

Amortization of capitalized financing
  costs                                        196       135        49       234       614

DISCUSSION DRAFT
================


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     1.       CONSOLIDATED FINANCIAL STATEMENTS:

                                                                               Page
                                                                             Reference
                                                                             Form 10-K
                                                                             ----------
              Independent Auditors' Report                                      F-1
              Consolidated Balance Sheets as of December 31, 1995 and 1994      F-2
              Consolidated Statements of Operations for the Years Ended
               December 31, 1995, 1994 and 1993                                 F-3
              Consolidated Statement of Stockholders'/Owners' Equity/Deficit
               for the Years Ended December 31, 1995, 1994 and 1993             F-4
              Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1995, 1994 and 1993                                 F-5
              Notes to Consolidated Financial Statements                     F-6 to 17

     2.       CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

              All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

 (b)  REPORTS ON FORM 8-K

      Not applicable.

DISCUSSION DRAFT
================

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
G&L Realty Corp.:

       We have audited the accompanying consolidated balance sheets of G&L Realty Corp. (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders'/owners'/(deficit), and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reaonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and its results of operations and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



/s/  Deloitte &  Touche, L.L.P.

Los Angeles, California
February 13, 1996

DISCUSSION DRAFT
================

                               G&L REALTY CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                   December 31,
                                               1995            1994
                                          ---------------------------
ASSETS
------
Rental properties:
   Land                                   $ 15,262,221   $ 14,900,421
   Building and improvements, net           76,884,946     77,814,325
                                          ------------    -----------
     Total rental properties                92,147,167     92,714,746
Cash and cash equivalents                    1,280,191      1,168,983
Accounts receivable, net                       129,265        705,615
Tenant rent and reimbursements
 receivable, net                               709,436        491,924
Unbilled rent receivable, net                2,581,756      2,254,859
Mortgage loans and bonds receivable         33,633,635              0
Deferred charges and other assets, net       2,865,707      1,048,029
                                          -------------    -----------
     TOTAL ASSETS                         $ 133,347,157   $ 98,384,156
                                          =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
   Notes payable                          $ 111,626,872   $ 74,018,179
   Accounts payable and other
    liabilities                               1,766,718      1,228,990
   Distributions payable                      1,401,607      1,927,988
   Tenant security deposits                   1,032,437        987,969
                                          -------------   ------------
     Total liabilities                      115,827,634     78,163,126

Minority interest in consolidated
 partnership                                 (2,846,777)    (3,443,450)
Minority interest in Operating
 Partnership                                  2,099,204      2,353,544
Stockholders' equity:
   Common shares - $.01 par value,
    50,000,000 shares authorized,
    4,062,000 and 4,159,000 shares
    issued and outstanding as of
    12/31/95 and 12/31/94 respectively           40,620         41,590
   Preferred shares - $.01 par value,
    10,000,000 shares authorized, no
    shares issued and outstanding                     0              0
   Additional paid-in capital                23,705,496     25,022,821
   Distributions in excess of net income     (5,479,020)    (3,753,475)
                                          -------------   ------------
     Total stockholders' equity              18,267,096     21,310,936
                                          -------------   ------------
     TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                $ 133,347,157   $ 98,384,156
                                          =============   ============

          See accompanying notes to Consolidated Financial Statements

DISCUSSION DRAFT
================

                                G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended December 31,
                                               1995           1994           1993
                                           -----------------------------------------
REVENUES:
 Rental                                    $16,801,193    $14,740,358    $10,169,589
 Tenant reimbursements                         731,860        586,974        465,205
 Parking                                     1,388,042      1,196,264      1,029,465
 Interest and loan fees                      1,834,558        113,268         57,862
 Other                                         651,884        650,009         76,621
                                           -----------    -----------    -----------
   Total revenues                           21,407,537     17,286,873     11,798,742
                                           -----------    -----------    -----------
EXPENSES:
 Property operations                         5,198,933      4,317,016      3,084,214
 Earthquake costs (reimbursements)            (133,162)       635,075              0
 Depreciation and amortization               4,047,277      3,696,993      2,503,452
 Interest                                    6,372,002      3,625,316      5,049,562
 General and administrative                  1,639,678      1,297,694         43,040
                                           -----------    -----------    -----------
   Total expenses                           17,124,728     13,572,094     10,680,268
                                           -----------    -----------    -----------
Income from operations                       4,282,809      3,714,779      1,118,474
Minority interest in consolidated
 partnership                                  (130,987)      (167,494)      (211,126)
Minority interest in Operating
 Partnership                                  (417,016)      (352,794)       (18,103)
 Net income before extraordinary item        3,734,806      3,194,491        889,245
 Extraordinary item
   (net of minority interest)                 (393,401)             0       (351,861)
                                           -----------    -----------    -----------
Net income                                 $ 3,341,405    $ 3,194,491    $   537,384
                                           ===========    ===========    ===========
Per share data:
 Before extraordinary item                       $0.91          $0.77
 Extraordinary item                              (0.09)          0.00
                                           -----------    -----------
 Net income                                      $0.82          $0.77
                                           ===========    ===========
Weighted average number of outstanding
 shares                                      4,090,769      4,159,000


          See accompanying notes to Consolidated Financial Statements

DISCUSSION DRAFT
================

                                G&L REALTY CORP.

        CONSOLIDATED STATEMENT OF STOCKHOLDERS'/OWNERS' EQUITY/(DEFICIT)

                                                                                                                        Total
                                                                   Additional     Distributions        Total        shareholders'/
                                              Common Stock          paid - in      in excess of       owners'          owners'
                                           Shares      Amount        capital        net income       (deficit)     equity/(deficit)
                                      --------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1993                                                                            $(40,296,910)      $(40,296,910)
Contributions                                                                                         3,618,170          3,618,170
Net income                                                                                              373,460            373,460
                                                                                                   ------------       ------------
BALANCE DECEMBER 16, 1993                                                                           (36,305,280)       (36,305,280)
Initial public offering                  4,159,000     $41,590    $ 60,337,290                                          60,378,880
Elimination of Accumulated
 Deficit of Predecessor                                            (36,305,280)                      36,305,280                  0
Purchase partnership interests                                       1,500,518                                           1,500,518
Purchase minority interest                                            (408,971)                                           (408,971)
Net income                                                                        $     163,924                            163,924
Distributions declared                                                                 (291,130)                          (291,130)
                                         ---------     -------    ------------     ------------    ------------       ------------
BALANCE DECEMBER 31, 1993                4,159,000      41,590      25,123,557         (127,206)              0         25,037,941
Adjustments to Accumulated
 Deficit                                                              (100,736)                                           (100,736)
Net income                                                                            3,194,491                          3,194,491
Distributions declared                                                               (6,820,760)                        (6,820,760)
                                         ---------     -------    ------------     ------------    ------------       ------------
BALANCE DECEMBER 31, 1994                4,159,000      41,590      25,022,821       (3,753,475)              0         21,310,936
Adjustment to Accumulated
 Deficit                                                              (503,763)                                           (503,763)
Repurchase of Common Stock                 (97,000)       (970)       (813,562)                                           (814,532)
Net income                                                                            3,341,405                          3,341,405
Distributions declared                                                               (5,066,950)                        (5,066,950)
                                         ---------     -------    ------------     ------------    ------------       ------------
BALANCE DECEMBER 31, 1995                4,062,000     $40,620    $ 23,705,496     ($ 5,479,020)   $          0       $ 18,267,096
                                         =========     =======    ============     ============    ============       ============

          See accompanying notes to Consolidated Financial Statements

DISCUSSION DRAFT
================

                                G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                               1995            1994            1993
                                        -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $  3,341,405    $  3,194,491    $    537,384
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
Depreciation and amortization                 4,047,277       3,696,993       2,503,452
Extraordinary item                              393,401               0         351,861
Minority interests                              548,003         520,288         229,229
(Increase) decrease in:
Prepaid expense and other assets                 73,720          37,374        (105,802)
Accounts receivable                              31,942        (400,928)       (754,677)
Loan and bond interest receivable              (629,244)              0               0
Accounts payable and other liabilities           11,347         316,636        (684,308)
Tenant security deposits                         44,468         266,772          16,897
                                           ------------    ------------    ------------
Net cash provided by operating
 activities                                   7,862,319       7,631,626       2,094,036
                                           ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental properties               (1,872,508)     (1,830,716)       (267,502)
Purchases of real estate assets                (800,000)    (41,713,637)     (5,227,789)
Pre-acquisition costs                        (1,203,838)              0         (20,000)
Leasing commissions                            (156,541)       (208,015)         (8,393)
Decrease (increase) in notes and bonds
 receivable                                 (33,004,391)     12,200,000     (12,200,000)
                                           ------------    ------------    ------------
Net cash (used in) investing activities     (37,037,278)    (31,552,368)    (17,723,684)
                                           ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                       82,156,447      28,652,248               0
Repayment of notes payable                  (44,547,752)       (134,069)    (38,716,264)
Deferred financing costs                     (1,775,674)       (397,070)       (629,000)
Purchase of partnership interests                     0               0      (2,162,905)
Repurchase of common stock                     (814,532)              0               0
Net proceeds from offering                            0               0      60,378,880
Distributions                                (5,732,322)     (6,272,447)              0
                                           ------------    ------------    ------------
Net cash provided by financing
 activities                                  29,286,167      21,848,662      18,870,711
                                           ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS:
BEGINNING CASH AND CASH EQUIVALENTS             111,208      (2,072,080)      3,241,063
ENDING CASH AND CASH EQUIVALENTS              1,168,983       3,241,063               0
                                           ------------    ------------    ------------
                                           $  1,280,191    $  1,168,983    $  3,241,063
                                           ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest     $  5,079,521    $  3,600,365    $  5,231,559
SUPPLEMENTAL SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
Cost of partnership interest acquired                 0               0       3,663,423
Notes payable not assumed                             0               0       5,256,158
Acquisition of minority interest                      0               0        (408,971)
Distributions declared not yet paid           1,401,607       1,604,706         323,282

           See accompanying notes to Consolidated Financial Statement

DISCUSSION DRAFT
================
                                G&L REALTY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL


      G&L Realty Corp. (the Company) was formed as a Maryland corporation on September 15, 1993 by Daniel M. Gottlieb and Steven D. Lebowitz to continue the ownership, management, acquisition and development operations of medical office buildings carried on previously by G&L Development, the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through, G&L Realty Partnership, L.P. (the Operating Partnership), a Delaware limited partnership, G&L Financing Partnership, L.P. (the Financing Partnership) (prior to its liquidation in August, 1995), a Delaware limited partnership, and G&L Realty Financing Partnership II, L.P. (the Realty Financing Partnership), a Delaware limited partnership. The Company is the sole general partner of, and owns approximately 90% of the Operating Partnership. Prior to its liquidation in August, 1995 the Company controlled the Financing Partnership through its wholly owned subsidiary G&L Financing, Inc., a Delaware corporation, which was the sole general partner and 1% owner of the Financing Partnership. The sole limited partner and 99% owner of the Financing Partnership was the Operating Partnership. As a result of a debt refinancing, the Financing Partnership was liquidated effective August 17, 1995, and all assets were transferred to its partners. The Company also controls the Realty Financing Partnership through its wholly owned subsidiary, G&L Realty Financing II, Inc., a Delaware corporation, which is the sole general partner and 1% owner of the Realty Financing Partnership. The sole limited partner and 99% owner of the Realty Financing Partnership is the Operating Partnership.

      In connection with the initial public offering of shares of common stock (the IPO) on December 9, 1993, the Company, through the Operating Partnership, engaged in the following transactions:

    . acquired substantially all of the medical office building assets of G&L Development including four medical office buildings, an adjacent parking garage with retail space and a 61.75% partnership interest in 435 North Roxbury Drive, Ltd.;

    . acquired Saint Joseph's Medical Office Building at a price of approximately $5.2 million;

    . loaned $12.2 million to the owner of the Holy Cross Medical Plaza and exercised its option to acquire Holy Cross Medical Plaza at a price of approximately $12.8 million (the acquisition was consummated on January 14, 1994, with the outstanding amount of the loan credited against the purchase price);

    . exercised its option to acquire Sherman Oaks Medical Plaza at a price of approximately $3.2 million plus the amount of indebtedness secured by the property of up to $7.0 million (the acquisition was consummated on June 28, 1994); and

    . sold 3,680,000 shares of common stock to the public in connection with the IPO at a price of $18.25 per share, whereby the proceeds derived from the

DISCUSSION DRAFT
================

       IPO, net of related transaction costs of approximately $6.5 million, totaling $60.4 million, were used primarily to repay indebtedness relating to certain of the properties, to fund purchases of real estate and to fund the $12.2 million secured by the Holy Cross Medical Plaza.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Business- The Company is a self-administered equity Real Estate Investment Trust (REIT) with two operating divisions, Medical Office Building (MOB) and Senior Care. The MOB Division acquires and operates medical office buildings. The Senior Care Division provides interim financing to facilitate the transfer of independent senior care facilities to non-profit organizations.

      Basis of Presentation- The accompanying consolidated financial statements include the accounts of the Company and the Company's predecessor, G&L Development. The interests in 435 North Roxbury Drive, Ltd. not owned by the Company have been reflected in minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to the current year's presentation.

      Properties- The Operating Partnership or the Realty Financing Partnership owns a 100% fee simple interest in all of its properties, other than 435 North Roxbury in which it owns a 61.75% partnership interest and is the sole general partner.


      Minority interest in consolidated partnership- The deficit in the minority interest account represents cash distributed to minority partners in excess of their original investment and subsequent accumulated earnings.

      Real Estate and Depreciation- Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

             Buildings and improvements..........   40 years
             Tenant improvement..................   Life of lease
             Furniture, fixtures and equipment...   5 years

      Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all costs directly related to acquisitions are capitalized.

      Revenue Recognition- Base rental income is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Certain leases include rent concessions and escalation clauses creating an effective rent which is included in unbilled rent receivable (Note 8).


      Cash and Cash Equivalents- All demand and money market accounts and short-term investments in governmental funds with a maturity of three months or less are considered to be cash and cash equivalents. Cash equivalents are carried at cost which approximates fair value, due to the short period of time to maturity. As of December 31, 1995, the Company had $348,390 in a segregated interest bearing account to be used for debt service due in January 1996, current property taxes, insurance and property improvements. Throughout the year, the Company maintained balances in various operating and money market accounts in excess of federally insured limits.

DISCUSSION DRAFT
================

          Deferred Charges and Other Assets- Deferred charges and other assets consist of leasing commissions, deferred loan fees, financing costs, investments, deposits and prepaid expenses.

          Leasing commissions are amortized on a straight-line basis over the lives of the leases, which range typically from five to ten years. Deferred loan fees are amortized over the terms of the respective agreements.

          The Company incurred costs relating to new loans and certain refinancings, interest rate protection agreements and a $20 million credit facility (Note 7). Refinancing costs are capitalized and amortized over the term of the related loan. Interest rate protection agreement fees are capitalized and amortized over the term of the agreements.

          Use of Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Income Taxes- The Company qualified and elected to be taxed as a REIT for Federal Income tax purposes. Such qualification and taxation as a REIT depends upon the Company's ability to meet, on a continuing basis, distribution levels and diversity of stock ownership. The Company computes its taxable income as does a regular corporation except that it is eligible for a deduction for dividends paid to shareholders. Accordingly, the Company generally is not subject to federal corporate income taxes on net income that it currently distributes to shareholders. No provisions for federal income taxes are included in accompanying financial statements.

          Per Share Data- Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options granted under the incentive and non-qualified share options plans. The effect of such incremental common equivalent shares is considered to be non-dilutive.

DISCUSSION DRAFT
================

3.  BUILDINGS AND IMPROVEMENTS

        Buildings and improvements consist of the following:

                                               December 31,
                                           1995            1994
                                       ----------------------------
Buildings and improvements             $ 84,638,984    $ 84,583,185
Tenant improvements                       3,450,249       7,042,198
Furniture, fixtures and equipment           296,070         572,117
                                       ------------    ------------
                                         88,385,303      92,197,500
Less accumulated depreciation
  and amortization                      (11,500,357)    (14,383,175)
                                       ------------    ------------
Total                                  $ 76,884,946    $ 77,814,325
                                       ============    ============

4.  DEFERRED CHARGES AND OTHER ASSETS

        Deferred charges and other assets consist of the following:

                                             December 31,
                                         1995           1994
                                      -------------------------
Loan fees                             $1,459,051    $ 2,921,633
Pre-acquisition costs                  1,203,838              0
Leasing commissions                    1,115,595        959,054
Prepaid expense and other assets          46,643        120,363
                                      ----------    -----------
                                       3,825,127      4,001,050
Less accumulated amortization           (959,420)    (2,953,021)
                                      ----------    -----------
Total                                 $2,865,707    $ 1,048,029
                                      ==========    ===========

5.  TENANT RENT AND REIMBURSEMENTS RECEIVABLE

        Tenant rent and reimbursements receivable are net of provisions for uncollectible amounts of $7,500 (1995), $107,556 (1994) and $213,107 (1993).

        The provisions for uncollectible accounts consist of the following:

                                             December 31,
                                     1995         1994        1993
                                  ----------------------------------
Balance, beginning of period      $ 107,556    $ 213,107    $ 32,320
Charge-offs                        (210,340)    (160,641)          0
Additions                           110,284       55,090     180,787
                                  ---------    ---------    --------
Balance, end of period            $   7,500    $ 107,556    $213,107
                                  =========    =========    ========

DISCUSSION DRAFT
================

6.  MORTGAGE LOANS AND BONDS RECEIVABLE

      Mortgage Loans and Bonds receivable as of December 31, 1995 consist of the following:

 Note due December 31, 1996, collateralized by deed of trust, interest payable monthly at 12% per annum. Commencing
  January 6, 1996 interest will be payable monthly at
  20% per annum....................................................  $ 1,472,500
 Note due May 1, 1997, collateralized by deed of trust,
  interest payable monthly at 12% per annum. Commencing
  January 6, 1996 interest will be payable monthly at
  20% per annum....................................................    4,042,500
 Note due December 31, 1996, collateralized by deed of trust, interest payable monthly at 12% per annum. Commencing January 25,
  1996 interest will be payable monthly at 20% per annum...........    2,215,000
 Note due April 5, 1997, collateralized by deed of trust,
  interest payable monthly at 12% per annum........................    4,080,000
 Note due June 1, 1996, construction loan, collateralized by deed of trust and pledged stock, interest accrues monthly at 10% per
  annum.  Loan commitment for $1,225,000...........................    1,135,597
 Accrued interest due January 1, 1996..............................      118,100
 Accrued loan costs receivable (payable at due date)...............      161,056
                                                                     -----------
Total Mortgage Loans receivable....................................   13,224,753
 Unrated Series A and B bonds due October 1, 2017 and 2018
  respectively, collateralized by deed of trust.  Face value is
  $20,970,000 and $5,000,000, with interest payable semi annually on April 1 and October 1 at the rate of 9.75% and 9.5% per annum
  for the Series A and B bonds respectively........................   19,897,738
 Accrued interest due April 1, 1996................................      511,144
                                                                     -----------
Total Series A and B bonds.........................................   20,408,882
                                                                     -----------
Total Mortgage Loans and
 Bonds receivable..................................................  $33,633,635
                                                                     ===========

      Aggregate future principal payments as of December 31, 1995 are as follows:

                   Year Ending
                   December 31
                   -----------
                   1996                          $ 9,170,597
                   1997                            4,410,000
                   1998                              365,000
                   1999                              400,000
                   2000                              440,000
                   2001                              480,000
                   ====                          ===========
                   2002-2007                       4,065,000
                   =========                     ===========
                   Thereafter                     19,585,000
                                                 -----------
                   Total face value               38,915,597
                   Less:
                   Discount on bonds              (6,072,262)
                                                 -----------
                   Total principal                32,843,335
                   Accrued interest and loan
                    costs                            790,300
                                                 -----------
                   Total loans and bonds
                    receivable                   $33,633,635
                                                 ===========

DISCUSSION DRAFT
================

7.  NOTES PAYABLE

     Notes payable consist of the following:

                                                  December 31,
                                               1995          1994
                                           --------------------------
Note due August 14, 1995,
 collateralized by deed of trust,
 interest payable monthly at LIBOR plus
 1.25% per annum........................   $ 28,500,000   $28,500,000

Note due June 1, 1996, collateralized
 by deed of trust, interest payable
 monthly at LIBOR plus 1.30% per annum,
 $1,000,000 of principal guaranteed by
 the Company............................      9,000,000     9,000,000

Note due December 6, 1996,
 collateralized by a security interest
 in $20,970,000 face value of unrated
 bonds, interest payable monthly at the
 prime rate of interest plus 1.5% per
 annum..................................     14,000,000             0

Note due January 11, 1997,
 collateralized by deeds of trust,
 interest payable monthly at LIBOR plus
 2.25% per annum, guaranteed by the
 Company (retired August 17, 1995)......              0    15,500,000

Note due April 1, 1997, collateralized
 by deed of trust, interest payable
 monthly at LIBOR plus 1.50% per annum
 (retired August 17, 1995)..............              0     8,000,000

Note due January 1, 1998,
 collateralized by deed of trust,
 monthly payments of $67,908 of
 principal and interest, interest at
 8.75% per annum........................      6,065,375     6,358,080

Note due February 23, 1998,
 collateralized by deed of trust,
 monthly payments of $41,807 of
 principal and interest, interest at
 7.55% per annum........................      5,806,821     5,865,455

Note due February 23, 1998,
 collateralized by deed of trust,
 interest payable monthly at 7.55% per
 annum..................................        921,090       794,644

Note due August 17, 1999,
 collateralized by deeds of trust,
 interest payable monthly at 30 day
 LIBOR plus 1.75% per annum.............     17,450,000             0

Note due August 10, 2005,
 collateralized by deed of trust,
 monthly payments of $229,250 of
 principal and interest, interest at
 7.89% per annum........................     29,883,586             0
                                           ------------   -----------
Total...................................   $111,626,872   $74,018,179
                                           ============   ===========

      As of December 29, 1995, LIBOR was 5.875% and Prime was 8.25%.

      Aggregate future principal payments as of December 31, 1995 are as follows:


        Year Ending
        December 31
        -----------
        1996....................................   $ 52,271,698
        1997....................................        837,337
        1998....................................      1,829,188
        1999....................................     18,435,382
        2000....................................      1,069,265
        Thereafter..............................     37,184,002
                                                   ------------
         Total..................................   $111,626,872
                                                   ============

DISCUSSION DRAFT
================

     As of December 31, 1995, the Company had a $350,000 letter of credit outstanding in favor of a secured lender. The letter of credit is held as additional collateral for tenant security deposits outstanding in the event of a default on the secured loan.

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

     The Operating Partnership entered into interest rate protection agreements with respect to the indebtedness secured by 436 North Bedford and 416 North Bedford and with respect to its pro rata share of the indebtedness secured by 435 North Roxbury. These agreements provide interest rate protection if LIBOR exceeds 4% for 1994, 5% for 1995 and 6% thereafter. The interest rate protection agreement relating to the $28.5 million mortgage secured by 436 North Bedford expired in August 1995. The Company sold the agreement relating to the 416 North Bedford loan for $67,500 when the $8.0 million loan was paid-off. The remaining agreement will expire in June 1996 when the $9.0 million loan is due.

8.  FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments is determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

     Cash,cash equivalents, tenant rent and other accounts receivable, accounts payable and other liabilities - The carrying amount of these instruments approximate fair value due to their short-term maturities.

     Notes payable - The carrying amount approximates fair value because the interest rates are comparable to rates currently being offered to the Company.

     Mortgage loans and bonds receivable - These assets are held to maturity rather than held for trading and their estimated fair value is based upon market values of loans and bonds receivable with similar characteristics adjusted for risk inherent in the underlying transactions. Management estimates the fair value of these assets to approximate their amortized cost basis and as such, there are no realized or unrealized gains or losses to report.

DISCUSSION DRAFT
================

9.  FUTURE MINIMUM RENT

     The Company has operating leases with tenants that expire at various dates through 2010. The minimum rents due under these leases are subject to either scheduled fixed increases or adjustments based on the Consumer Price Index. Generally, the leases also require tenants to reimburse the Company for increases in certain operating costs.

     Generally accepted accounting principles require that rents due under these operating leases be recorded on a straight-line basis. The straight-line rent calculation assumes no new or renegotiated rents or extension periods and excludes operating cost reimbursements. The following table summarizes rents due under existing leases and the corresponding straight-line rent calculation:

                                                  Unbilled
Year Ending        Straight-line    Billable        Rent
December 31            Rent           Rent       Receivable
-----------------------------------------------------------
   1996.........     $14,235,116   $14,344,518   $  109,402
   1997.........      12,206,169    12,566,101      359,932
   1998.........       9,485,463     9,732,905      247,442
   1999.........       6,668,216     6,905,125      236,909
   2000.........       5,452,259     5,752,699      300,440
   Thereafter...      25,597,073    27,891,854    2,294,781
                     -----------   -----------   ----------
 Total..........     $73,644,296   $77,193,202   $3,548,906
                     ===========   ===========   ==========

     The provisions for unbilled rent deemed uncollectible, recorded as a reduction of rental revenue, consist of the following:

                                               December 31,
                                     1995          1994          1993
                                  --------------------------------------
Balance, beginning of period...   $1,177,168    $1,333,543    $1,139,774
Charge-offs                         (210,018)     (156,375)            0
Additions                                  0             0       193,769
                                  ----------    ----------    ----------
Balance, end of period            $  967,150    $1,177,168    $1,333,543
                                  ==========    ==========    ==========

10.  SHAREHOLDERS' EQUITY

     Distributions in Excess of Net Income- As described in Note 2, the
Company has elected to be treated as a REIT for federal income tax purposes. As such, the Company is required to distribute at least 95% of its annual taxable income. Cash flows from operating activities differ from net income primarily due to depreciation and amortization expense, a non-cash item. Distributions in excess of net income are primarily the result of this difference. In reporting periods where distributions exceed net income, stockholders' equity will be reduced by the excess of distributions over net income. For tax reporting purposes, a portion of the dividends declared in 1994 and 1995 represent a non-taxable return of capital. The following table reconciles distributions in excess of net income for the years ended December 31, 1995 and 1994:

DISCUSSION DRAFT
================

                     DISTRIBUTIONS IN EXCESS OF NET INCOME


                                                  December 31,
                                               1995           1994
                                           --------------------------
Distributions in excess of net income
       at beginning of period              $(3,753,475)   $  (127,206)
Net income during period                     3,341,405      3,194,491
Less: distributions declared                (5,066,950)    (6,820,760)
                                           -----------    -----------
Distributions in excess of net income      $(5,479,020)   $(3,753,475)
                                           ===========    ===========


     For years ended December 31, 1994 and 1995, cash distributed to shareholders in the form of dividends exceeded the Company's taxable income and is therefore considered to be a return of capital. Approximately 64.58 and
47.66 percent of the dividends paid for the years ended December 31, 1994 and 1995 respectively represent a non-taxable return of capital to shareholders.


11.  COMMITMENTS AND CONTINGENCIES

     None of the Company, the Operating Partnership, the Realty Financing Partnership or the Properties are currently a party to any material litigation.


12.  CONCENTRATION OF CREDIT RISK

     All of the medical office buildings are located in southern California. Most of the tenants in these properties provide specialized health care services. The customers of the tenants primarily reside in the nearby area. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industry in which the tenants operate.

     A substantial portion of the Company's assets are invested in debt instruments secured by long-term senior care or skilled nursing facilities. The ability of these facilities to pay their obligations as they come due, as well as their ability to obtain other permanent financing through the sale of bonds or other forms of long-term financing, is dependent upon the facility's ability to attract patients who are able to pay for the services they require. These facilities have complex licensing requirements as do the professionals they employ. The majority of the services rendered are paid by various federal, state and local agencies. Each of these facilities function in a complex web of changing government regulations which have a significant impact on economic viability.

13.  SHARE PLANS

     The Company has established an incentive and non-qualified share options plan and a restricted share plan under which an aggregate of 520,000 shares of the Company's Common Stock are reserved for issuance. Options may be granted at per share amounts not less than fair market value at the date of grant, and, in the case of incentive options, expire within ten years thereafter. Granted options vest in

DISCUSSION DRAFT
================

even increments over a two or three year period beginning one year from the grant date. Changes in stock options are summarized as follows:

        Outstanding at December 31, 1994       237,800
        Granted                                241,300
        Exercised                                    0
        Canceled                              (222,800)
        Outstanding at December 31, 1995       256,300


     In December 1995, the Company canceled all outstanding options for 218,800 shares of common stock, including fully vested options for 213,000 shares of common stock held by three executives. Concurrently the Company issued new options for the same aggregate amount. The canceled options held by the executives had originally been issued at the time of the Company's initial public offering at exercise prices of $18.25 per share. The new options have exercise prices of $9.625 per share, the market price of the common stock on the date of grant, and vest in equal installments over a three year period. The replacement options were issued in order to preserve the value of management's incentive.

     At December 31, 1995 options for 20,500 shares were exercisable and options for 263,700 shares remained available for future grants.

     The following table summarizes the information on the options outstanding at December 31, 1995:



            SHARES    GRANT DATE   PRICE
           ------------------------------

              2,500      5/17/95   $ 91/8
            218,800     12/18/95     95/8
             15,000      5/25/95     97/8
              2,000       6/1/95       10
              3,000      11/3/95    103/8
             15,000     12/16/93    175/8
            -------
Total:      256,300
            =======

DISCUSSION DRAFT
================

14.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

     Summarized consolidated quarterly financial information for the periods as follows:

                                      Three Months Ended
                                         (Unaudited)
                     December 31   September 30    June 30      March 31
                  -------------------------------------------------------

1995 Revenues       $6,139,880     $5,340,606   $5,037,020   $4,887,920
     Expenses          4,976,026      4,090,633    4,225,701    3,832,368
     Net Income        1,026,472        696,391      689,903      925,528

1994 Revenues        $4,787,930     $4,663,054   $4,037,640   $3,834,440
     Expenses          3,540,410      3,874,954    2,702,990    3,489,931
     Net income        1,097,361        675,807    1,160,178      261,145


DISCUSSION DRAFT
================

 15.  CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31,
      1995

                                                                                   Cost capitalized
                                                  Initial cost to company      subsequent to acquisition
                                               ----------------------------    --------------------------
                                Encumbrances                   Building and                  Building and
       Description               (See Notes)        Land       Improvements       Land       Improvements
-----------------------         -----------     ------------   ------------   ------------   ------------
405 North Bedford Drive          (See Note A)   $  2,186,188    $ 4,076,313       $451,640    $ 9,504,317
415 North Bedford Drive          (See Note A)        292,120        572,705              0        539,234
416 North Bedford Drive          (See Note A)        427,087        247,475              0      2,149,054
435 North Bedford Drive          (See Note A)      1,143,512      2,853,168              0      1,884,315
435 North Roxbury Drive            9,000,000         161,652        390,494         39,149      2,276,193
436 North Bedford Drive           28,500,000       2,046,547              0              0     22,017,503
439 North Bedford Drive                    0               0        108,689              0        207,292
Holy Cross Medical Plaza         (See Note B)      2,556,200     10,255,679              0        658,005
St. Joseph's Medical
 Office Bldg.                    (See Note B)      1,300,000      3,935,536              0        180,116
Sherman Oaks Medical
 Plaza                             6,727,911       1,453,826      8,278,226              0      1,016,335
Regents Medical Center           (See Note B)      1,470,000      8,389,545              0        446,506
Cigna HealthCare Bldg.             6,065,375       1,260,000      7,282,341              0              0
1095 Irvine Boulevard                      0         474,300        663,465              0        452,797
                                  ----------    ------------    -----------       --------    -----------
Total                             50,293,286    $ 14,771,432    $47,053,636       $490,789    $41,331,667
                                  ==========    ============    ===========       ========    ===========
Realty Financing Partnership
 (See Note A)                     29,883,586
Credit Line (See Note B)          17,450,000
Other Notes (See Note C)          14,000,000
                                ------------
Total encumbrances              $111,626,872
                                ============


                                           Gross amount at which carried
                                           at close of period (See Note D)                    Date of
                            ---------------------------------------------------------       Construction
                                           Building and                   Accumulated            or
      Description              Land        Improvements       Total       Depreciation     Rehabilitation
-----------------------     ------------   ------------   ------------   ------------     ---------------
405 North Bedford Drive      $ 2,637,828    $13,580,630   $ 16,218,458    $ 2,581,213        1947/1987
415 North Bedford Drive          292,120      1,111,939      1,404,059        428,345          1955
416 North Bedford Drive          427,087      2,396,529      2,823,616        591,690        1946/1986
435 North Bedford Drive        1,143,512      4,737,483      5,880,995      1,726,392      1950/1963/1984
435 North Roxbury Drive          200,801      2,666,687      2,867,488        880,470        1956/1983
436 North Bedford Drive        2,046,547     22,017,503     24,064,050      3,307,144          1980
439 North Bedford Drive                0        315,981        315,981         37,824        1956/1983
Holy Cross Medical Plaza       2,556,200     10,913,684     13,469,884        599,895          1985
St. Joseph's Medical
 Office Bldg.                  1,300,000      4,115,652      5,415,652        230,227          1987
Sherman Oaks Medical
 Plaza                         1,453,826      9,294,561     10,748,387        459,103       1969/1993
Regents Medical Center         1,470,000      8,836,051     10,306,051        379,725          1989
Cigna HealthCare Bldg.         1,260,000      7,282,341      8,542,341        257,916          1992
1095 Irvine Boulevard            474,300      1,116,262      1,590,562         20,413          1994
                             -----------    -----------   ------------    -----------
Total                        $15,262,221    $88,385,303   $103,647,524    $11,500,357
                             ===========    ===========   ============    ===========

     Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

                Building and improvements                   40 years
                Tenant improvements                         Life of lease
                Furniture, fixtures and equipment           5 years

     The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:

                                          Total Real Estate Assets
                                ----------------------------------------------
                                    1995            1994           1993
                                ----------------------------------------------
Balance at beginning of year    $107,097,921    $ 63,553,568    $54,394,854
Improvements and acquisitions      2,672,508      43,544,353      9,158,714
Write-offs                        (6,122,905)              0              0
                                ------------    ------------    -----------
Balance at end of year          $103,647,524    $107,097,921    $63,553,568
                                ============    ============    ===========

                                                Accumulated Depreciation
                                 -----------------------------------------------
                                     1995           1994           1993
                                 -----------------------------------------------
Balance at  beginning of year    $14,383,175    $11,645,228    $ 9,509,975
Depreciation                       3,240,087      2,737,947      2,135,253
Write-offs                        (6,122,905)             0              0
                                 -----------    -----------    -----------
Balance at end of year           $11,500,357    $14,383,175    $11,645,228
                                 ===========    ===========    ===========

Note A: The Realty Financing Partnership owns the following properties, which are each security for a blanket first trust deed: 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford.

Note B: The Operating Partnership owns the following properties, which are each security for a blanket first trust deed for the Credit Line: Holy Cross Medical Plaza, St. Joseph's Medical Office Building and Regents Medical Center.

Note C: Total debt as of December 31, 1995 includes $14,000,000 which is secured by unrated, tax-exempt Series A bonds.

Note D: The aggregate costs for federal income tax purposes were $116,805,286 as of December 31, 1995.

DISCUSSION DRAFT
================

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   G&L REALTY CORP.


Date: March 29, 1996           By: /s/ Quentin Thompson
                                   ---------------------------------
                                         Quentin Thompson
                                         Controller and Secretary
                                         (Principal Financial and
                                         Accounting Officer)