Form 10-Q
period 1996-09-30
G&L REALTY CORP
filed 1996-11-12
CIK 912240

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q

          (MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         COMMISSION FILE NUMBER 1-12566

                                 -------------

                                G&L REALTY CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  MARYLAND                               95-4449388
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

             439 N. BEDFORD DRIVE
           BEVERLY HILLS, CALIFORNIA                         90210
        (Address of Principal Executive                   (Zip Code)
                   Offices)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 273-9930

                                 -------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No ___.
                                            ---

          The number of shares outstanding of the Registrant's Common Stock, as of November 12, 1996, was 4,062,500 shares.

                               G&L REALTY CORP.

                                   FORM 10-Q

                                     INDEX


                                                                             Page Number
                                                                             -----------
Part I        Financial Information

     Item 1   Financial Statements
                       Condensed Consolidated Balance Sheets as of
                       September 30, 1996 (unaudited) and December 31, 1995        3

                       Condensed Consolidated Statements of Operations for
                       the Three Month and the Nine Month Periods Ended
                       September 30, 1996 and 1995 (unaudited)                     4

                       Condensed Consolidated Statements of Cash Flows
                       for the Nine Month Periods Ended September 30, 1996 and
                       1995 (unaudited)                                            5

                       Condensed Consolidated Statements of Cash Flows:
                       Supplemental Schedule of Noncash Financing Activities
                       for the Nine Month Periods Ended September 30, 1996
                       and 1995 (unaudited)                                        6

                       Notes to Condensed Consolidated Financial Statements
                       (unaudited)                                              7-11

     Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        12-16

Part II       Other Information
     Item 1   Legal Proceedings                                                   17
     Item 2   Changes in Securities                                               17
     Item 3   Defaults Upon Senior Securities                                     17
     Item 4   Submission of Matters to a Vote of Security Holders                 17
     Item 5   Other Information                                                   17
     Item 6   Exhibits and Reports on Form 8-K                                    17

Signature                                                                         18

Exhibit Index                                                                     19

                               G&L REALTY CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                  September 30,    December 31,
                                                                      1996            1995
                                                                --------------------------------
ASSETS
------
Rental properties:
  Land                                                          $ 16,730,674       $ 15,262,221
  Buildings and improvements, net                                 74,374,113         76,884,946
                                                                ------------       ------------
     Total rental properties                                      91,104,787         92,147,167
Cash and restricted cash                                           2,461,795          1,280,191
Accounts receivable, net                                             230,588            129,265
Tenant rent and reimbursements receivable, net                       486,138            709,436
Unbilled rent receivable, net                                      1,350,161          2,581,756
Mortgage loans and bonds receivable                               15,216,558         33,633,635
Assets available for sale                                         23,153,688
Deferred charges and other assets, net                             2,399,354          2,865,707
                                                                ------------       ------------
     TOTAL ASSETS                                               $136,403,069       $133,347,157
                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
  Notes payable                                                 $108,935,621       $111,626,872
  Accounts payable and other liabilities                           1,669,263          1,766,718
  Distributions payable                                            1,641,970          1,401,607
  Tenant security deposits                                         1,043,098          1,032,437
                                                                ------------       ------------
     Total liabilities                                           113,289,952        115,827,634

Minority interest in consolidated partnership                     (2,743,170)        (2,846,777)
Minority interest in Operating Partnership                         3,141,141          2,099,204
Stockholders' equity:
  Common shares - $.01 par value, 50,000,000 shares
    authorized, 4,062,500 and 4,062,000 shares issued and
    outstanding as of 9/30/96 and 12/31/95 respectively               40,625             40,620
Preferred shares - $.01 par value, 10,000,000
  shares authorized, no shares issued and outstanding                      0                  0
Additional paid-in capital                                        23,710,054         23,705,496
Distributions in excess of net income                             (1,035,533)        (5,479,020)
                                                                ------------       ------------
     Total stockholders' equity                                   22,715,146         18,267,096
                                                                ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $136,403,069       $133,347,157
                                                                ============       ============

    See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                           For the Three Month         For the Nine Month
                                                      Periods Ended September 30,  Periods Ended September 30,
                                                          1996         1995           1996           1995
                                                      --------------------------------------------------------
REVENUES:
  Rental                                               $3,722,981    $4,189,117    $11,396,150    $12,689,371
  Tenant reimbursements                                   124,049       235,271        381,144        549,230
  Parking                                                 288,585       339,508        921,537      1,056,361
  Interest, loan fees and related income                2,070,907       194,303      5,342,128        218,481
  Other                                                    92,415       382,407        316,763        752,103
                                                       ----------    ----------    -----------    -----------
    Total revenues                                      6,298,937     5,340,606     18,357,722     15,265,546
                                                       ----------    ----------    -----------    -----------
EXPENSES:
  Property operations                                   1,369,061     1,332,237      3,832,993      3,945,845
  Earthquake costs (reimbursements)                                                                  (133,162)
  Depreciation and amortization                           776,840       903,689      2,434,175      2,970,586
  Interest                                              2,276,470     1,516,191      6,573,173      4,190,771
  General and administrative                              498,631       338,516      1,421,472      1,174,662
  Loss on disposition of rental property                                             4,873,788
                                                       ----------    ----------    -----------    -----------
     Total expenses                                     4,921,002     4,090,633     19,135,601     12,148,702
                                                       ----------    ----------    -----------    -----------
Income (loss) from operations                           1,377,935     1,249,973       (777,879)     3,116,844
Minority interest in consolidated partnership             (31,872)      (36,952)      (103,607)      (107,403)
Minority interest in Operating Partnership               (150,611)     (123,229)        76,743       (303,218)
                                                       ----------    ----------    -----------    -----------
Income (loss) before extraordinary gain (loss)          1,195,452     1,089,792       (804,743)     2,706,223
Extraordinary gain (loss) on retirement of debt                        (393,401)     9,310,730       (393,401)
                                                      -----------    ----------    -----------    -----------
Net income                                            $1,195 ,452    $  696,391    $ 8,505,987    $ 2,312,822
                                                      ===========    ==========    ===========    ===========

Per share data:
  Before extraordinary gain (loss)                    $      0.29    $     0.27    $     (0.20)    $     0.66
  Extraordinary gain (loss)                                               (0.10)          2.29          (0.10)
                                                      -----------    ----------    -----------    -----------
  Net income                                          $      0.29    $     0.17    $      2.09    $      0.56
                                                      ===========    ==========    ===========    ===========
Weighted average number of outstanding shares           4,062,500     4,062,000      4,062,480      4,100,359

    See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Nine Month Periods Ended September 30,
                                  (Unaudited)

                                                                      1996           1995
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $  8,505,987    $  2,312,822
  Adjustments to reconcile net income to net cash provided by operating activities:
      Extraordinary (gain) loss on retirement of debt              (9,310,730)        393,401
      Minority interests                                               26,864         410,621
      Loss on disposition of rental property                        4,873,788
      Depreciation and amortization                                 2,434,175       2,970,586
      Unbilled rent receivable, net                                   122,313        (187,194)
      (Increase) decrease in:
        Deferred charges and other assets                            (352,859)       (898,222)
        Accounts receivable                                          (101,323)        564,363
        Tenant rent and reimbursements receivable                    (116,926)       (250,171)
      Increase (decrease) in:
        Accounts payable and other liabilities                       (773,993)        306,513
        Tenant security deposits                                       10,661          54,818
                                                                 ------------    ------------
Net cash provided by operating activities                           5,317,957       5,677,537
                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to rental properties                                  (1,500,197)     (1,358,466)
   Purchase of rental properties                                  (19,977,279)       (800,000)
   Acquisition of assets available for sale                        (3,272,951)
   Pre-acquisition costs                                              (49,882)       (542,985)
   Return of pre-acquisition deposits                               1,115,104
   Leasing commissions                                                (98,746)       (134,136)
   Decrease (increase) in notes and bonds receivable               (1,463,660)     (8,462,256)
                                                                 ------------    ------------
Net cash used in investing activities                             (25,247,611)    (11,297,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                     47,000,000      44,426,447
   Deferred fees and financing costs                               (1,113,860)       (812,746)
   Repayments of notes payable                                    (21,020,339)    (27,287,443)
   Sale (Purchase) of common stock and partnership units              553,573        (812,050)
   Distributions                                                   (4,308,116)     (4,832,035)
                                                                 ------------    ------------
Net cash provided by financing activities                          21,111,258      10,682,173
                                                                 ------------    ------------
NET INCREASE IN CASH AND RESTRICTED CASH                            1,181,604       5,061,867
BEGINNING CASH AND RESTRICTED CASH                                  1,280,191       1,168,983
                                                                 ------------    ------------
ENDING CASH AND RESTRICTED CASH                                  $  2,461,795    $  6,230,850
                                                                 ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for interest                      $  6,636,137    $  4,129,072

    See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES

                For the Nine Month Periods Ended September 30,
                                  (Unaudited)

                                                      1996            1995
                                                  ---------------------------
Net cost of assets transferred to lien holder:
  Land                                              $ 2,046,547
  Buildings and improvements                         21,600,736
  Tenant improvements                                   477,245
     Accumulated depreciation                        (3,557,101)
                                                    -----------
       Total rental property                         20,567,427

  Unbilled rent receivable, net                       1,109,282
  Tenant and other accounts receivable                  340,224
  Leasing commissions, net                              180,782
  Deferred charges and other assets                      87,424
  Accounts payable and other liabilities                588,649
                                                    -----------
Net cost of assets transferred to lien holder        22,873,788

Nonrecourse debt extinguished                        28,500,000
                                                    -----------
Excess of nonrecourse debt over net cost of
  assets surrendered                                $ 5,626,212
                                                    ===========
Noncash gain from transfer of property to
 lien holder:
  Extraordinary gain on retirement of debt          $ 9,310,730
  Minority interest share of extraordinary gain       1,055,650
                                                    -----------
      Extraordinary gain on retirement of debt       10,366,380
  Extraordinary loss related to other
      refinancing transactions                          133,620
                                                    -----------
      Extraordinary gain on transfer of
        property to lien holder                      10,500,000
  Loss on disposition of rental property             (4,873,788)
                                                    -----------
Noncash gain from transfer of property to
   lien holder                                      $ 5,626,212
                                                    ===========
Distributions declared not yet paid                 $ 1,641,970    $1,401,607

    See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  GENERAL

        G&L Realty Corp. (the "Company") was formed as a Maryland corporation on September 15, 1993 by Daniel M. Gottlieb and Steven D. Lebowitz to continue the ownership, management, acquisition and development operations of medical office buildings conducted previously by G&L Development, the Company's predecessor. All of the Company's assets are held by, and all of its operations are, or were, conducted through the following Delaware limited partnerships:

        G&L Realty Partnership, L.P. (the "Operating Partnership")
        G&L Financing Partnership, L.P. (the "Financing Partnership")
          (liquidated on August 17, 1995)
        G&L Realty Financing Partnership II, L.P. (the "Realty Financing
          Partnership")
        G&L Medical Partnership, L.P. (the "Medical Partnership")

        The Company, as the sole general partner and as owner of an approximately 90% ownership interest, controls the Operating Partnership. The Company controlled the Financing Partnership through its wholly owned subsidiary, G&L Financing, Inc., a Delaware corporation, which was the sole general partner and 1% owner of the Financing Partnership. The Operating Partnership was the sole limited partner and 99% owner of the Financing Partnership. As a result of the refinancing of debt, the Financing Partnership was liquidated effective August 17, 1995 and the assets it owned were transferred to its partners. The Company also controls the Realty Financing Partnership through its wholly owned subsidiary G&L Realty Financing II, Inc., a Delaware corporation, which is the sole general partner and 1% owner of the Realty Financing Partnership. The sole limited partner and 99% owner of the Realty Financing Partnership is the Operating Partnership. In May 1996 and in conjunction with a financing transaction, the Company transferred three buildings into a newly formed limited partnership, the Medical Partnership, a Delaware limited partnership. The sole limited partner and 99% owner of the Medical Partnership is the Operating Partnership. The Company controls the Medical Partnership through its wholly owned subsidiary, G&L Medical, Inc., a Delaware corporation, which is the sole general partner and 1% owner of the Medical Partnership.

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

        The information for the three month and the nine month periods ended September 30, 1996 and 1995 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results that might be expected for the full fiscal year.

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

        The Condensed Consolidated Balance Sheets reflect the combined assets and liabilities of the Company. The Condensed Consolidated Statements of Operations and Cash Flows have been prepared to reflect the operations of the Company for the periods ended September 30, 1996 and 1995.

        Cash and Restricted Cash - As of September 30, 1996, the Company had $2,184,259 in a segregated interest bearing account to be used for debt service due in October 1996, current property taxes, insurance and property improvements.

        Assets Available for Sale - The Company is currently involved in negotiations to sell certain assets. The associated cost of these assets is included in the Company's balance sheet as assets available for sale. The net realizable value of the assets available for sale approximates cost.

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

3.  BUILDINGS AND IMPROVEMENTS

        Buildings and improvements consist of the following:

                                                   September 30,   December 31,
                                                       1996           1995
                                                   -----------------------------
                                                    (Unaudited)
        Buildings and improvements                 $79,704,623      $84,638,984
        Tenant improvements                          4,227,711        3,450,249
        Furniture, fixtures and equipment              337,464          296,070
                                                   -----------      -----------
                                                    84,269,798       88,385,303

        Less accumulated depreciation and
         amortization                              (9,895,685)      (11,500,357)
                                                   -----------      -----------
                Total                              $74,374,113      $76,884,946
                                                   ===========      ===========

4.  DEFERRED CHARGES AND OTHER ASSETS

        Deferred charges and other assets consist of the following:

                                             September 30,   December 31,
                                                 1996           1995
                                            -----------------------------
                                             (Unaudited)
        Loan fees                             $1,950,620    $1,459,051
        Pre-acquisition costs                                1,065,222
        Leasing commissions                      675,215     1,115,595
        Prepaid expense and other assets         450,694       185,259
                                              ----------    ----------
                                               3,076,529     3,825,127
        Less accumulated amortization           (677,175)     (959,420)
                                              ----------    ----------
                Total                         $2,399,354    $2,865,707
                                              ==========    ==========

5.  STOCKHOLDERS' EQUITY

        As described in Note 2, the Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the nine month period ended September 30, 1996 and for the year ended December 31, 1995:

                                             September 30,   December 31,
                                                 1996           1995
                                            -----------------------------
                                             (Unaudited)
        Distributions in excess of net
         income at beginning of period      ($5,479,020)    ($3,753,475)
        Net income during period              8,505,987       3,341,405
        Less: Distributions declared         (4,062,500)     (5,066,950)
                                            -----------     -----------
        Distributions in excess of net
         income                             ($1,035,533)    ($5,479,020)
                                            ===========     ===========

6.  COMMITMENTS AND CONTINGENCIES

        None of the Company, the Operating Partnership, the former Financing Partnership, the Realty Financing Partnership, the Medical Partnership, nor any of the assets within their portfolios of medical office buildings, parking facilities, and retail space (the "Properties") is currently a party to any material litigation.

7.  ACQUISITION OF ASSETS

        On August 30, 1996, the Medical Partnership acquired the property located at 436 North Bedford Drive in Beverly Hills, California (the
"Property") for approximately $18.1 million funded by a $15.2 million loan from Nomura Asset Capital Corporation, $2.65 million in cash (of which approximately $1.8 million was drawn against the Company's credit line) and an assumption of obligations totaling $250,000. The Property consists of a three story medical office building totaling 78,799 square feet of net rentable area and a 100,000 square foot parking garage. As of August 30, 1996, the Property was 98.4% leased with an effective average annual rent of $38.90 per square foot. The Property was purchased from Loan Asset Structured Trust I, a Delaware trust (the "Seller"), an affiliate of Nomura Asset Capital Corporation. The Seller is not affiliated with the Company, any director or officer of the Company, or any associate of any such director or officer.

        The Property, originally owned by the Operating Partnership, was subject to a $28.5 million non-recourse loan (the "Loan"). The Loan came due in August 1995, at which time the Company's management estimated that the value of the Property was less than the amount of the Loan and began discussions with the lien holder regarding a possible loan restructure. On May 24, 1996, ownership of the Property was transferred to the Seller, which held the $28.5 million lien on the Property, in satisfaction of the Loan. Pursuant to the terms of the transaction, the Operating Partnership funded the security deposit obligations, paid $250,000 for a right of first refusal in the event the Seller sought to sell the Property, and was retained to manage the Property. On August 30, 1996, the Company, through the Medical Partnership, reacquired the Property from the Seller.

        Additional information with respect to the aforementioned transaction may be found in the Pro Forma Condensed Consolidated Statements of Operations for the periods ended December 31, 1995 and June 30, 1996, filed as financial exhibits to the Company's Form 8-K/A on November 4, 1996.

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

9.  SUBSEQUENT EVENT

        The Company reached an agreement in principle with Nomura Asset Capital Corp. in October 1996 to enter into a joint venture which would fund $200 million in loans to the senior care industry. The joint venture is expected to allow the Company to expand its Senior Care loan program without diluting shareholders' equity. Management anticipates that this venture will provide the Company an opportunity to use a low cost financing structure to build long term growth in funds from operations. No definitive documentation has been executed to date, and there can be no assurance that this transaction will occur.

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

Results of Operations
---------------------

Comparison of the Three Month Period Ended September 30, 1996 versus the Three Month Period Ended September 30, 1995.

        Revenues increased by $958,331 from $5,340,606 in the third quarter of 1995 to $6,298,937 for the same period in 1996. Interest, loan fees and related revenues derived from the new Senior Care Division contributed to the increase. Rents, tenant reimbursements and parking revenues were down from the third quarter of 1995. This decline is attributed to the absence of July and August, 1996 revenues resulting from the May 24, 1996 transfer of the 436 North Bedford Drive property to the lien holder. Average occupancy at the Company's properties is currently at 96 percent.

        Expenses increased by $830,369 from $4,090,633 in the third quarter of 1995 to $4,921,002 for the same period in 1996. The primary component of this increase was the added interest expense incurred in conjunction with the Senior Care loan program. Interest costs increased $760,279 from $1,516,191 in the third quarter of 1995 to $2,276,470 in the third quarter of 1996. The Senior Care loan program has also contributed to a $160,115 increase in general and administrative expense from $338,516 in the third quarter of 1995 to $ 498,631 in the same quarter of 1996.

Comparison of the Nine Month Period Ended September 30, 1996 versus the Nine Month Period Ended September 30, 1995

        Revenues increased by approximately $3.09 million from $15,265,546 in the nine months ended September 30, 1995 to $18,357,722 for the same period in 1996. The new Senior Care Division was responsible for the increase, which resulted from a $5.12 million increase in interest, loan fees and related revenues from $218,481 in the nine months ended September 30, 1995 to $5,342,128 for the same period in 1996. Similar to the third quarter results discussed above, rents, tenant reimbursements and parking revenues were down as a result of the impact on June, July and August revenues of the May 24, 1996 transfer of the 436 North Bedford Drive property to the lien holder.

        Expenses increased approximately $6.99 million from $12,148,702 in the nine months ended September 30, 1995 to $19,135,601 for the same period in 1996. The majority of this increase is attributed to a $4.87 million loss on disposition of the property located at 436 North Bedford Drive. As mentioned above, the additional debt needed to finance the Senior Care loan program resulted in an increase in interest expense. Interest costs increased approximately $2.38 million from $4,190,771 in the nine months ended September 30, 1995 to $6,573,173 in the same period in 1996.

        During the second quarter of 1996, the Operating Partnership recorded a $4.8 million loss on disposition of the aforementioned property combined with a $10.5 million extraordinary gain on retirement of the associated debt. The combination of these two items contributed approximately $4.9 million to the Company's net income for 1996. During the time the Company managed the property for Loan Asset Structured Trust I, the seller, the property generated cash rents of $779,000 and cash operating expenses of $299,000.

        Increased activity in the Senior Care and Medical Office divisions has contributed to an overall rise in general and administrative costs. During
1995, general and administrative expense ran approximately $1.6 million for the year. In 1996, that amount is expected to grow to an annual rate of $1.9 to $2.0 million.

Liquidity and Capital Resources
-------------------------------

        The Company declared a quarterly distribution for the second quarter of 1996 in the amount of $0.36 per share which was paid on October 16, 1996 to stockholders of record on September 30, 1996. During the third quarter, the dividend was increased 12 percent from an annual rate of $1.28 to $1.44. This is the second dividend increase this year. Previously, the dividend was increased from $1.24 to $1.28. During the nine month period ended September 30, 1996 the Company generated $5.3 million in cash from operating activities. During the same period, the Company distributed $4.5 million to limited partners and stockholders and invested an additional $1.5 million to maintain its rental properties.

        During the fourth quarter of 1995, the Company invested approximately $19.8 million to acquire $21 million in tax exempt bonds (The "Tax Exempt Bonds") and $5 million in subordinated bonds (the "Subordinated Bonds") collateralized by three nursing homes in Massachusetts. The Company's management is working with the nursing home owner to reduce the combined cost of debt service on the Tax Exempt Bonds and the Subordinated Bonds. In that regard, GMAC Commercial Mortgage Corporation was retained to obtain mortgage insurance through the Federal Housing Administration (the "FHA"). Management anticipates that FHA mortgage insurance will be obtained in the first quarter of 1997; and thereafter, the unrated Tax Exempt Bonds can be "credit enhanced" and reissued with an expected decrease in the current 9.75 percent interest rate.

        In conjunction with the restructuring of the Tax Exempt Bonds, the Company obtained a $14 million loan from GMAC Commercial Mortgage Corporation which is collateralized by the Tax Exempt Bonds. On December 5, 1996, the Company's $14 million note payable will come due. The Company has the option to extend the loan for an additional six months.

        As discussed in the Subsequent Event Note to the Company's financial statements, management is currently in negotiations with Nomura Asset Capital Corp. on a possible joint venture. In order to raise additional capital, the Company is considering a sale or other financing transaction involving the Tax Exempt Bonds which could generate an estimated $19 million in cash. The proceeds of such a sale or financing transaction would be used to retire the $14 million note payable and provide some of the capital needed to fund the proposed joint venture. The Company intends to retain ownership of the $5 million Subordinated Bonds as a long-term investment. Management believes that a sale or financing transaction involving the Tax Exempt Bonds will not affect efforts currently underway to obtain credit enhancement and restructure these Tax Exempt Bonds. Based upon current operations at the Massachusetts nursing homes, the Company's management believes the properties will continue to generate sufficient cash flow to meet the reduced debt service requirements on the restructured Tax Exempt Bonds and to begin servicing the nursing homes' obligation on the Subordinated Bonds, including the $2 million in accrued and unpaid interest currently due.

        In general, the Company expects to continue meeting its short term liquidity requirements through its working capital and cash flow provided by operations. The Company considers its ability to generate cash to be good and expects to continue meeting all operating requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the issuance of debt securities and the offering of additional equity securities.

Funds from Operations
---------------------

        Industry analysts generally consider Funds From Operations (FFO) to be an appropriate measure of the performance of a REIT. The Company presents FFO based upon the new guidelines established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is calculated to include the minority interest's share of income since the Operating Partnership's net income is allocated proportionately among all owners of Operating Partnership units. The number of Operating Partnership units held by the Company is identical to the number of outstanding shares of the Company's common stock, and owners of Operating Partnership units may, at their discretion and subject to certain restrictions, exchange their units into shares of common stock on a one-for-one basis.

        The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Condensed and Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q and the additional data presented below. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The tables on the following pages present an analysis of FFO and Additional Data for the quarters ended September 30, 1996 and 1995 and the nine month periods ended September 30, 1996 and 1995.

                               G&L REALTY CORP.

                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)

                                        For the Three Month            For the Nine Month
                                     Periods Ended September 30,   Periods Ended September 30,
                                             1996      1995            1996     1995
                                   -------------------------------------------------------------
                                                     (amounts in thousands)
Funds from Operations/1/
------------------------
Net income                                    $1,195    $696          $8,506    $2,313
Extraordinary gain                                       394          (9,311)      394
Minority interest in Operating Partnership       151     123             (77)      303
                                              ------    ----          ------     -----
Income (loss) for Operating Partnership
  before extraordinary gain                   1,346    1,213            (882)     3,010
Earthquake costs (net)                                                             (133)
Loss on disposition of real property                                   4,874
Depreciation of real estate assets              610      798           1,919      2,430
Amortization of deferred lease costs             17       50              87        143
Adjustment for minority interest in
  consolidated partnership                       (7)      (7)            (21)       (22)
                                              ------    ----          ------     -----
Operating Partnership
  Funds from Operations                        1,966   2,054           5,977     5,428
Minority Interest in Operating Partnership      (215)   (209)           (622)     (548)
                                              ------    ----          ------     -----
FUNDS FROM OPERATIONS                         $1,751   $1,845         $5,355    $4,880
                                              ======   ======         ======    ======
Weighted averages:
------------------
  Units outstanding                            4,561    4,521          4,535     4,560
  Shares outstanding                           4,063    4,062          4,063     4,100

_____________
(1) On March 1995, the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") issued a report (the "White Paper") which outlined the method to be used to compute Funds from Operations. The White Paper defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company computes Funds from Operations in accordance with standards established by the White Paper which may differ from the methodology for calculating Funds from Operations utilized by other equity REITs and, accordingly, may not be comparable to such other REITs. Funds from Operations should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.



                    Table continues on the following page.

                                           For the Three Month            For the Nine Month
                                        Periods Ended September 30,   Periods Ended September 30,
                                               1996     1995               1996      1995
                                   -----------------------------------------------------------------
                                                         (amounts in thousands)
ADDITIONAL DATA
---------------
Cash Flows:
-----------
  Operating Activities                          1,378      1,850           5,318       5,678
  Investing Activities                         (9,109)    (8,358)        (25,248)    (11,298)
  Financing Activities                          7,447     11,950          21,111      10,682

Capital Expenditures
--------------------
   Building improvements                          168        132             366         410
   Tenant improvements                            372        144           1,091         880
   Furniture, fixtures & equipment                 15         42              41          68
   Leasing commissions                             31         38              99         134

Depreciation and Amortization
-----------------------------
   Depreciation of real estate assets             610        798           1,919       2,430
   Depreciation of non-real estate assets          11          8              33          18
   Amortization of deferred lease costs            17         50              87         142
   Amortization of capitalized financing costs    139         49             395         380

                           PART II OTHER INFORMATION


Item 1    Legal Proceedings.

          None of the Company, the Operating Partnership, the Financing Partnership, the Realty Financing Partnership, the Medical Partnership, nor the Properties is currently a party to any material litigation.

Item 2    Changes in Securities.

          None.

Item 3    Defaults Upon Senior Securities.

          None.

Item 4    Submission of Matters to a Vote of Security Holders.

          None.

Item 5    Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          10.36   Agreement of Purchase and Sale by and between Loan Asset
                  Structured Trust I, a Delaware trust ("Seller"), and G&L
                  Medical Partnership, L.P., a Delaware limited partnership
                  ("Buyer"), dated August 29, 1996. (Incorporated herein by
                  reference to Exhibit 10.36 to the Company's Form 8-K, dated
                  August 30, 1996.)
          10.37   Grant Deed from Loan Asset Structured Trust I, a Delaware
                  trust ("Grantor"), to G&L Medical Partnership, L.P., a
                  Delaware limited partnership ("Grantee"), recorded August 30,
                  1996. (Incorporated herein by reference to Exhibit 10.37 to the Company's Form 8-K, dated August 30, 1996.)
          27      Financial Data Schedule

          (b)  Reports on Form 8-K.

                  (i) The Company filed a report on Form 8-K/A on November 4, 1996 concerning the acquisition of a certain rental property located at 436 North Bedford Drive from Loan Asset Structured Trust I, a Delaware trust.

                                   SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       G&L REALTY CORP.




Date:  November 12, 1996               By:         /s/ Quentin Thompson
                                            ------------------------------
                                            Quentin Thompson
                                            Secretary, Treasurer
                                            and Chief Accounting Officer

                                 Exhibit Index




Exhibit No.                            Description
-----------     ---------------------------------------------------------------
  10.36         Agreement of Purchase and Sale by and between Loan Asset
                Structured Trust I, a Delaware trust ("Seller"), and G&L Medical
                Partnership, L.P., a Delaware limited partnership ("Buyer"), dated August 29, 1996. (Incorporated herein by reference to
                Exhibit 10.36 to the Company's Form 8-K, dated August 30,
                1996.)
  10.37         Grant Deed from Loan Asset Structured Trust I, a Delaware trust
                ("Grantor"), to G&L Medical Partnership, L.P., a Delaware
                limited partnership ("Grantee"), recorded August 30, 1996.
                (Incorporated herein by reference to Exhibit 10.37 to the
                Company's Form 8-K, dated August 30, 1996.)
  27            Financial Data Schedule