Form 10-K/A
period 1995-12-31
G&L REALTY CORP
filed 1997-02-05
CIK 912240

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

(MARK ONE)
[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995
                                      OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transaction period from _____________ to _____________

                        COMMISSION FILE NUMBER 1-12566
                          --------------------------
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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 273-9930
                          --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                                ON WHICH REGISTERED
     -------------------                              -----------------------
 Common Stock, $.01 par value                         New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None

                      AMENDED ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995



PART I                                                                    PAGE
------                                                                   ------

ITEM 1.      BUSINESS..................................................     1

ITEM 2.      PROPERTIES................................................     5

ITEM 3.      UNCHANGED.................................................

ITEM 4.      UNCHANGED.................................................


PART II
-------

ITEM 5.      UNCHANGED.................................................

ITEM 6.      UNCHANGED.................................................

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.......................    14

ITEM 8.      UNCHANGED.................................................

ITEM 9.      UNCHANGED.................................................


PART III
--------

ITEM 10.     UNCHANGED.................................................

ITEM 11.     UNCHANGED.................................................

ITEM 12.     UNCHANGED.................................................

ITEM 13.     UNCHANGED.................................................


PART IV
-------

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K...............................................    20


    THIS ANNUAL REPORT ON FORM 10-K/A IS BEING FILED TO CLARIFY CERTAIN DISCLOSURES AS SUGGESTED BY THE SECURITIES AND EXCHANGE COMMISSION.


                                    PART I

     ITEM 1.  BUSINESS

          G&L Realty Corp. (the "Company") is a self-administered real estate investment trust ("REIT") that owns, manages, acquires and develops health care properties throughout the United States. It is the successor to G&L Development, a general partnership formed in 1976. The Company completed its initial public offering (the "IPO") of 3,680,000 shares of Common Stock in December 1993. The Company's business consists of investments in health care properties and debt obligations secured by health care properties.

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

          The Company's new Senior Care Division was formed to identify properties which are economically under-utilized and to convert them to new uses which will enhance their value. During the last half of 1995, the Senior Care Division funded approximately $32 million in loans and investments secured by fully occupied nursing homes and assisted living facilities. These investments generate short term cash profits as well as future earnings from subordinated notes received as part of the transactions. As an example, the Company identified a newly constructed but vacant hospital and medical office building in Rancho Cucamonga, California. In February 1996, the Company provided the initial capital and management expertise to facilitate the purchase of this facility by Heritage Rancho Healthcare, Inc., a Nebraska non-profit corporation ("Heritage"). Heritage will convert the hospital into a skilled nursing facility to benefit the local community. In conjunction with the closing of this transaction, the Company recognized cash revenues of $320,000, plus non-cash revenues of $840,000 arising from the receipt of a ten-year subordinated note receivable with interest payable at 12 percent per annum. The Company was also retained to manage the 56,000 square-foot medical office building.

          The Company is the sole general partner of, and owns an 89.8 percent interest in, G&L Realty Partnership, L.P. (the "Operating Partnership"). All of the Company's assets are held by, and operations are conducted through, the Operating Partnership or other entities created for financing purposes. G&L Financing Partnership, L.P. (the "Financing Partnership"), was formed in 1994 and liquidated in 1995. G&L Financing, Inc., a wholly owned subsidiary of the Company, held a one percent interest in the Financing Partnership and served as its sole general partner. G&L
     Realty Financing Partnership II, L.P. (the "Realty Financing Partnership"), was formed in 1995. G&L Realty Financing II, Inc., a wholly owned subsidiary of the Company, holds a one percent interest in the Realty Financing Partnership and also serves as the sole general partner. The Operating Partnership is the sole limited partner and 99 percent owner of the Realty Financing Partnership.

          The Financing Partnership and G&L Financing, Inc. were established in June 1994 in conjunction with the Company's efforts to obtain a $42.5 million line of credit to be used for additional real estate acquisitions. As a condition precedent to this $42.5 million loan, the lender required the borrower to be a "stand-alone borrower" to ensure compliance with the financial covenants of the loan and security agreements.

          The aforementioned $42.5 million acquisition line of credit was retired in August 1995 utilizing the proceeds from a new $30 million loan from the same lender plus a new $20 million line of credit from a second lender. Again, the lender of the $30 million loan required a "stand-alone borrower". However, because the security for the previous acquisition line of credit was not the same as that of the new $30 million ten-year fixed rate loan, the lender would not permit the Company to use the Financing Partnership and G&L Financing, Inc. Consequently, the Company established the Realty Financing Partnership and G&L Realty Financing II, Inc. as the borrower for the $30 million loan. In conjunction with this refinancing, the Financing Partnership was liquidated.

          Unless the context requires otherwise, all references to the Company's operations and assets include the business and properties of the Company, the Operating Partnership, the Realty Financing Partnership and the Financing Partnership (prior to its liquidation in August, 1995).

          The Company's executive offices are located at 439 North Bedford Drive, Beverly Hills, California 90210 and its telephone number is (310) 273-9930. The Company was incorporated in the state of Maryland.


     Medical Office Building Division
     --------------------------------

          A portfolio of eleven high-quality medical office buildings and one adjacent parking structure with retail space constitutes the Company's medical office building investments. Six Beverly Hills properties and the St. Joseph's Medical Building in Burbank, California were acquired in conjunction with the IPO in 1993. During 1994 the Company invested approximately $42 million to acquire the Holy Cross Medical Plaza in Mission Hills, California, the Sherman Oaks Medical Plaza in Sherman Oaks, California, the Regents Medical Center in La Jolla, California, and the Cigna HealthCare Building in Irwindale, California. The property at 1095 Irvine Boulevard in Tustin, California, was acquired in 1994 and redeveloped into a medical office building. The construction was completed and the building opened in August of 1995.

          Medical office properties differ from conventional office buildings due to the special requirements of the tenants and their patients. As a variety of medical procedures are now performed in doctors' offices, many medical office buildings have become sophisticated ambulatory centers that allow for out-patient surgery procedures. In addition, medical office buildings generally have higher maintenance requirements in their public areas due to heavy foot traffic, require well-managed and ample parking facilities, require higher plumbing and electrical capacity and have more stringent restrictions for waste disposal. The management of medical office properties must be experienced in the planning and construction of specialized tenant improvements and be able to offer the responsiveness required by medical practitioners. Additional important management functions include the placement of tenants within medical office properties to accommodate increased space needs and managing the tenant mix at properties so that referrals by practitioners with different specialties within the building will be facilitated. The Company stresses meeting these and other special demands of medical property tenants.

     The health care industry is undergoing significant changes in connection with various political and cost-control initiatives regarding the delivery of health care. Although substantially all of the Company's tenants are in the medical profession, the Company does not believe health care reform will have a significant impact on its operations for a variety of reasons. The Company believes that the aging population of the United States together with an increase in the number of persons who will have medical insurance under some type of universal health care program will offset cost containment measures designed to limit utilization. In addition, the Company believes that other recent trends in the health care industry, such as the performance of non-acute procedures outside of hospitals, could spur increased demand for space in full service medical office buildings which contain surgical centers and out-patient facilities.

     Senior Care Division
     --------------------

          The Senior Care Division emerged as a result of the Company's desire to diversify its business activities while at the same time utilizing its expertise in the ownership, management and development of health care properties. Market research indicates that the senior assisted living facilities industry is about to undergo a significant restructuring. Of the estimated 18,000 such facilities in the United States, half are considered "mom and pop" operated facilities. The demands of an aging population coupled with the extensive operating requirements and budgetary constraints of federal, state and local governments is causing a consolidation of the senior assisted living industry.

          Because of increased operating and regulatory pressures, many senior facilities are currently for sale. The Senior Care Division seeks to develop additional sources of revenue by facilitating the sale of such facilities to non-profit organizations. The Company provides short-term loans and expertise to non-profit organizations for use in acquiring fully occupied facilities. The acquisition loan is subsequently repaid through the sale of tax exempt bonds issued by the non-profit organization. The Company is also developing relationships with various health care facility operators and may retain long-term ownership of selected facilities. As of December 31, 1995 the Company had invested approximately $12 million in the short-term loan program and $20 million in unrated tax-exempt Series A and B Bonds secured by three nursing homes owned by a non-profit entity.


     Investment Risk
     ---------------

          The Company is subject to risks arising from investments in real estate assets generally and, more specifically, risks associated with the ownership and operation of medical office buildings and investment in trust deeds secured by senior care facilities, including the effect of the local economies in which the Properties are located; uncertainties regarding the effect of national health care proposals; the growth of health maintenance organizations and other changes in the health care regulatory environment; the financial condition of the Company's tenants and their ability to make lease payments; the financial condition of borrowers and the assets securing the Company's loans; real estate financing risks such as the need to refinance debt upon maturity and the impact of higher interest rates upon a refinancing or otherwise; general real estate investment considerations such as the effect of economic and other conditions on real estate values, the ability of tenants to make lease payments and the need to renovate, maintain and release space; the potential liability of the Company and its borrowers for unknown or future environmental contamination; possible uninsured losses resulting from events for which insurance coverage is not available or is not economically insurable, and the concentration of assets in one geographic area and in one business type.

     Tax Status
     ----------

          The Company believes that it has operated in such a manner as to qualify for taxation as a "REIT" under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1993, and the Company intends to continue to operate in such a manner. As long as the Company qualifies for taxation as a REIT under the Federal income tax laws, the Company generally will not be taxed at the corporate level. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.


     Employees
     ---------

          As of March 25, 1996, the Company employed 24 persons including on-site building employees and professional employees engaged in asset management and administration. The Company considers its relations with its employees to be good.

     ITEM 2.  PROPERTIES

     Medical Office Building Division - General
     ------------------------------------------

          As of December 31, 1995, the Properties were approximately 94 percent occupied (occupancy increased to 95 percent in February, 1996). The Properties are leased to over 250 tenants, who are primarily established medical practitioners representing a cross section of medical practices. The following table sets forth certain information regarding each of the Properties as of December 31, 1995.

                                        YEAR
                                        CONSTRUCTED         RENTABLE     RENTED                     TOTAL             AVERAGE
                                        OR                  SQARE        SQUARE        OCCUPANCY    ANNUALIZED        RENT PER
PROPERTY (1)                            REHABILITATED       FEET(2)      FEET          (3)          RENT(4)           SQ. FT.(5)
------------                            --------------       --------    -------       ---------    -----------       ----------
405 N. Bedford, Beverly Hills, CA            1947/1987         48,835     48,835          100.0%    $ 2,033,290           $41.64
415 N. Bedford, Beverly Hills (6)                 1955          5,977      5,977          100.0%        216,417            36.21
416 N. Bedford, Beverly Hills                1946/1986         40,776     40,776          100.0%      1,510,494            37.04
435 N. Bedford, Beverly Hills           1950/1963/1984         55,116     51,961           89.2%      1,689,631            34.35
435 N. Roxbury, Beverly Hills                1956/1983         42,455     41,059           95.6%      1,506,796            37.11
436 N. Bedford, Beverly Hills                     1990         78,799     71,216           90.0%      2,987,731            42.13
Holy Cross Medical Plaza
  11550 Indian Hills Road
  Mission Hills, CA                               1985         71,253     64,859           94.7%      1,749,187            25.91
St. Joseph's Medical Office Bldg.
  2031 West Alameda Ave.
  Burbank, CA (7)                                 1987         26,017     26,017          100.0%        757,500            29.12
Sherman Oaks Medical Plaza
  4955 Van Nuys Blvd.
  Sherman Oaks, CA                           1969/1993         69,425     63,110           90.0%      1,457,313            23.32
Regents Medical Center
  4150 Regents Park Row
  La Jolla, CA                                    1989         66,560     62,778           90.9%      1,639,642            27.11
Cigna HealthCare Building
  12701 Schabarum Ave.
  Irwindale, CA                                   1992         47,604     47,604          100.0%      1,096,796            23.04
1095 Irvine Boulevard
  Tustin, CA                                      1995         10,125     10,125          100.0%        173,500            17.14
                                                               ------     ------                        -------
Total/Weighted average of  all
 properties                                                   562,942    534,317           94.2%    $16,818,297            31.70
                                                              =======    =======                    ===========

------------------------


(1) The Operating Partnership or the Realty Financing Partnership owns a 100 percent fee simple interest in all of the properties except 435 North Roxbury, which is owned by 435 North Roxbury Drive, Ltd., of which the Operating Partnership owns a 61.75 percent partnership interest and is the sole general partner.

(2) Rentable square feet includes space used for management purposes but does not include storage space.

(3) Occupancy includes occupied space and space used for management purposes. Rented square feet includes space which is leased but not yet occupied.

(4) Rent is based on third-party leased space billed in February 1996; no rent is assumed from management space.

(5) Average rent per square foot is calculated based upon third-party leased space, excluding management space.

(6)  This property includes retail space and parking facilities.

(7) The total annualized rent reflects a rental guarantee from the Sisters of Providence discussed below, which expires October 31, 1998.

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

     Saint John's Hospital is the only tenant leasing more than 10% of the rentable square footage of 405 North Bedford, occupying 36,787 square feet (approximately 75%), of the rentable square footage in that building. Its lease expires on March 31, 1998 and provides for a monthly rental of $144,016. The lease contains an option to renew for two consecutive five-year terms. Saint John's Hospital subleases much of the space to doctors affiliated with the hospital.

     A plastic surgeon leases more than 10% of the rentable square footage of 416 North Bedford, occupying 4,622 square feet or 11.3% of the rentable square footage of the building. The monthly rental is $16,469. The lease expires on November 30, 2002 and contains an option to renew the lease for one five-year term.

     Two tenants in 435 North Roxbury each occupy more than 10% of the rentable square footage. A dermatologist occupies 5,291 square feet (12.5% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $16,667. The lease expires September 30, 2001 and provides for one five-year renewal option. An internist occupies 6,183 square feet (14.6% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $18,987.

     The Holy Cross Medical Plaza is located on the 15 acre campus of Holy Cross Medical Center, a 316 bed hospital. Also on this campus are the Villa de la Santa Cruz skilled nursing facility, another medical office building, a magnetic resonance imaging center, and an outpatient diagnostic center. One tenant occupies more than 10% of the rentable square footage in the Holy Cross Medical Center property--Holy Cross Surgical Center, which occupies 12,456 square feet (17.5% of the rentable square footage) pursuant to a lease which provides for monthly rent of $18,453. The lease expires October 31, 2006 and provides for one five-year renewal option.

     The Saint Joseph's Medical Office Building is located one-quarter of a mile from Saint Joseph's Hospital and is directly across the street from the Walt Disney Company's world headquarters campus. Saint Joseph's Hospital includes 658 beds and is owned by the Sisters of Providence, an organization which owns several other hospitals in North America. The Saint Joseph's Medical Office Building was acquired from the Sisters of Providence, who have guaranteed up to a maximum of $225,000 per year in rental payments through October 31, 1998. Currently, the office building is fully leased. Since the acquisition, the Company has obtained lease extensions from all of the tenants beyond the expiration of the rent guarantee, thus management does not anticipate changes in rent revenues when the rent guarantee expires in October, 1998.

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

     The Sherman Oaks Medical Plaza is adjacent to the Sherman Oaks Hospital and Health Center, a 156 bed hospital which includes the major burn center for the San Fernando Valley. A $1 million capital improvement program to renovate the building systems and common areas is substantially complete. As of December 1995 this building was 90 percent occupied; however, during the first quarter of 1996 additional leases have been negotiated which will increase occupancy to 96 percent by June of 1996.

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

     The Cigna HealthCare Building in Irwindale, California is a two story medical office building with nearby access from Interstate Highway 10. This property was 100 percent leased to Cigna HealthCare of California, Inc., the lease was subsequently assigned to Caremark International, Inc. Rent obligations under the lease are guaranteed by Cigna HealthCare, Inc. The lease provides for a monthly rental of $91,399, it expires November 30, 2004 and provides for two five-year options at 90% of fair market value.

     The 1095 Irvine Boulevard building in Tustin, California was redeveloped in 1995 as a primary healthcare center for physicians who are part of the St. Joseph Hospital of Orange healthcare network. The property is leased to St. Joseph Hospital, Inc. under a net lease with a 15 year term which began in August of 1995 and provides for annual cost of living rent escalations. The lease provides for a monthly rental of $16,087 and expires on July 31, 2010.



Medical Office Building Division - Leases
-----------------------------------------

     As of February 1996, the Properties were approximately 95 percent leased. New leases and extensions are normally granted for a minimum of five years and provide for annual rent increases. Office tenants generally have gross leases whereby rents may be adjusted for a tenant's proportionate share of any increases in the cost of operating the building. Most retail tenants have net leases and pay their share of all operating expenses including property taxes and insurance. The following page contains a lease expiration table setting forth the number, square feet, and the associated annual rent for those leases expiring in future years.

                    NUMBER OF    APPROXIMATE                    PERCENT OF
YEAR OF LEASE       LEASES       TOTAL RENTED                   TOTAL ANNUAL
EXPIRATION          EXPIRING     SQUARE FEET      ANNUAL RENT   RENT
                    (1)          (1)                            (2)
-------------       ---------    ------------     -----------   ------------
1996                34            44,195          $1,579,654           9.39%
1997                32            34,096           1,317,686           7.83%
1998                58           115,655           4,170,479          24.80% (3)
1999                34            48,387           1,395,871           8.30%
2000                47            71,337           2,161,976          12.85%
2001                13            17,303             603,445           3.59%
2002                13            32,917             987,641           5.87%
2003                 4             4,249              76,482           0.45%
2004                 4            51,683           1,204,135           7.16%
2005                10            24,470             834,760           4.96%
2006                 8            22,279             760,224           4.52%
2007 or later        3            21,123             456,129           2.71%

--------------------

(1)  Does not include month-to-month leases, management space or vacant space.

(2) Percent of Total Annual Rent is based upon annualized revenues of $16,818,297.

(3) Includes the 36,787 sq. ft. lease with St. John's Hospital. St. John's Hospital has subleased the majority of this space to third-party doctors. The Company will assume these existing subleases when the lease with St. John's Hospital expires in 1998 if St. John's does not extend its option to renew.

     The Company has been successful in obtaining lease renewals, achieving a weighted average renewal rate of approximately 73.5 percent on medical office leases expiring during the twelve month period ended December 31, 1995. While there can be no assurances that such renewal level can be maintained, the Company believes this high renewal rate is due in part to the tendency of medical practitioners to continue to practice in the same space over a number of years. Also, the Company's tenants frequently invest large sums of money in equipment and fixtures for their offices. Furthermore, relocating a doctor's office can be disruptive to the patients who are familiar with the doctor's office location.

     The following table sets forth the annual rent increases for the leases with respect to the Properties as of August 31, 1993.

                                                               PERCENT OF TOTAL
                                                               RENTABLE SQUARE
TYPE OF ANNUAL RENT INCREASES        SQUARE FEET (1)           FEET (1)
None                                 73,454                    13.27%
Consumer Price Index related         204,248                   36.91%
2%                                   4,332                      0.78%
3%                                   11,502                     2.08%
4%                                   22,809                     4.12%
5%                                   183,795                   33.21%
8%                                   3,851                      0.70%


(1) Does not include vacant space, space used for building management, and space used for management of the Company.

     The historical occupancy of the Properties consistently has ranged between 85 percent and full occupancy as shown in the following table:


Property                             1995    1994    1993    1992    1991
------------------------------       ------  ------  ------  ------  ------
405 N. Bedford                       100.0%   96.2%   97.8%   96.3%   93.3%
415 N. Bedford (1)                   100.0%  100.0%  100.0%   84.0%   89.8%
416 N. Bedford                       100.0%  100.0%   97.2%   97.3%   93.1%
435 N. Bedford                        89.2%   85.3%   97.7%   97.9%   95.0%
435 N. Roxbury                        95.6%   91.7%   94.5%   98.6%   99.3%
436 N. Bedford                        90.0%   92.8%  100.0%   91.3%   62.2%
Holy Cross Medical Plaza (2)          94.7%   87.7%   N/A     N/A     N/A
St. Joseph's Medical Bldg. (3)       100.0%  100.0%   N/A     N/A     N/A
Sherman Oaks Medical Plaza (2)        90.0%   79.8%   N/A     N/A     N/A
Regents Medical Center (2)            90.9%   87.6%   N/A     N/A     N/A
Cigna HealthCare Building (2)        100.0%  100.0%   N/A     N/A     N/A
1095 Irvine Boulevard (4)            100.0%   N/A     N/A     N/A     N/A
                                     ------  ------  ------  ------  ------
   Weighted average                   94.2%   90.9%   97.9%   95.4%   85.5
                                     ======  ======  ======  ======  ======

(1)  Retail space and parking facilities
(2)  Acquired in 1994
(3)  Acquired in December 1993
(4)  Placed in service in 1995

     The following tables set forth the base rent per square foot and annualized base rent for the Properties for the past five years.

                           BASE RENT PER SQUARE FOOT

Property                             1995    1994    1993    1992    1991
------------------------------       ------  ------  ------  ------  ------
405 N. Bedford                       $41.64  $42.01  $37.87  $37.02  $35.43
415 N. Bedford (1)                    36.21   36.79   36.41   33.30   37.70
416 N. Bedford                        37.04   40.88   39.31   38.25   36.42
435 N. Bedford                        34.35   39.25   39.03   39.07   36.13
435 N. Roxbury                        37.11   38.39   38.12   36.02   35.51
436 N. Bedford                        42.13   44.71   44.17   44.34   42.50
Holy Cross Medical Plaza (2)          25.91   28.77    N/A     N/A     N/A
St. Joseph's Medical Bldg. (3)        29.12   29.92    N/A     N/A     N/A
Sherman Oaks Medical Plaza (2)        23.32   23.57    N/A     N/A     N/A
Regents Medical Center (2)            27.11   28.38    N/A     N/A     N/A
Cigna HealthCare Building (2)         23.04   23.01    N/A     N/A     N/A
1095 Irvine Boulevard (4)             17.14    N/A     N/A     N/A     N/A
------------------------------       ------  ------  ------  ------  ------
Weighted average                     $31.70  $34.01  $40.15  $39.50  $37.83
                                     ======  ======  ======  ======  ======

                             ANNUALIZED BASE RENT
                            (AMOUNTS IN THOUSANDS)

Property                                1995          1994          1993         1992         1991
------------------------------        ---------     ---------     ---------    ---------    ---------
405 N. Bedford                        $ 2,033.3     $ 1,904.2     $ 1,914.2    $ 1,740.8    $ 1,614.3
415 N. Bedford (1)                        216.4         210.4         205.2        167.2        202.3
416 N. Bedford                          1,510.5       1,658.0       1,598.9      1,517.6      1,382.6
435 N. Bedford                          1,689.6       1,660.3       2,043.6      2,108.2      1,891.8
435 N. Roxbury                          1,506.8       1,494.9       1,597.7      1,507.8      1,497.0
436 N. Bedford                          2,987.7       3,221.9       3,433.8      3,189.9      2,083.1
Holy Cross Medical Plaza (2)            1,749.2       1,784.5         N/A          N/A          N/A
St. Joseph's Medical Bldg. (3)            757.5         764.4         N/A          N/A          N/A
Sherman Oaks Medical Plaza (2)          1,457.3       1,276.9         N/A          N/A          N/A
Regents Medical Center (3)              1,639.6       1,531.0         N/A          N/A          N/A
Cigna HealthCare Building (2)           1,096.8       1,096.8         N/A          N/A          N/A
1095 Irvine Boulevard (4)                 173.5         N/A           N/A          N/A          N/A
                                      ---------     ---------     ---------    ---------    ---------
  Total                               $16,818.3     $16,603.3     $10,793.4    $10,231.5    $ 8,671.1
                                      =========     =========     =========    =========    =========

(1)  Retail space and parking facilities
(2)  Acquired in 1994
(3)  Acquired in December 1993
(4)  Placed in service in 1995


     The Company's medical offices include a broad mix of medical specialties as shown in the table below:

                                  PERCENT OF TOTAL                                                PERCENT OF TOTAL
                       NUMBER     LEASED MEDICAL                                       NUMBER     LEASED MEDICAL
PRACTICE AREA          OF SUITES  OFFICE SPACE                  PRACTICE AREA          OF SUITES  OFFICE SPACE
-------------          ---------  ----------------              -------------          ---------  ----------------
Allergist                      1             0.27%              Ophthalmology                 11             4.02%
Chiropractic                   1             0.47%              Orthopedics                    1             0.28%
Dentistry                     52            13.33%              Other                         10             2.31%
Dialysis                       2             1.66%              Pediatrics                     2             0.72%
Dermatology                   11             4.01%              Pharmacy                       4             1.33%
Ear/Nose/Throat                3             1.17%              Physical Therapy               7             2.73%
General Practice               9             2.91%              Plastic Surgery               16             6.47%
General Surgery               11             8.48%              Podiatry                       4             0.65%
Hospital                       6            13.25%              Psychiatry                    12             1.92%
Internal Medicine             37            14.35%              Psychology                    23             4.13%
Laboratory                     4             0.87%              Retail                        38            10.22%
Neurology                      2             0.78%              Speech Therapy                 1             0.08%
Obstetrics/Gyn.                9             2.56%              Urology                        2             0.90%
Office                         1             0.13%                                           ---           -------
                                                                       Total                 280           100.00%
                                                                                             ===           =======

Medical Office Building Division - Construction Loan
----------------------------------------------------

     In May 1995, the Company entered into an agreement to loan $1.225 million to an unaffiliated partnership for use in redeveloping a 120,000 square foot medical center in Beverly Hills, California. The loan, which is secured by a second deed of trust on the medical center, is guaranteed by the general partner of such partnership. The guaranty is secured by a pledge of 600,000 shares of common stock issued by a publicly traded company, which shares had an aggregate value of $3.45 million as of March 25, 1996. The loan bears interest at the rate of 10 percent per annum, and principal and interest are due and payable on June 1, 1996. The Operating Partnership also entered into a consulting agreement to assist the borrower with its development and leasing activities, for which the Operating Partnership received fees of $100,000 in 1995.

Senior Care Division - General
------------------------------

     The Operating Partnership, through the Senior Care Division, makes first mortgage loans to non-profit organizations for the purpose of acquiring independent senior care facilities, which loans are secured by the facilities acquired. The loans are intended to serve as interim financing (6 to 12 months), with maturities determined primarily by the timing of the sale of tax exempt bonds by the non-profit organization. In conjunction with the acquisition of a facility, the subject non-profit organization typically engages the services of accountants, lawyers and investment bankers to obtain tax exempt bond financing. Some of the proceeds received from the sale of newly issued bonds are used to repay the first mortgage loan issued by the Company. The Company has from time to time extended the maturity dates of the outstanding loans to give borrowers additional time to obtain tax exempt financing. The loans generally bear interest at a fixed rate of 12 percent per annum, with the per annum interest rate increasing to 20 percent under certain circumstances in which an extension of the original maturity date is required due to the timing of availability of tax exempt financing. The Company may receive fees and certain other consideration for making the loans. From June 1995 through December 31, 1995, the Company made a total of four loans in an aggregate principal amount of approximately $11.8 million to non-profit organizations for the purpose of acquiring senior care facilities, all of which are secured by first mortgages on the facilities acquired. Although no assurance can be given, the Company anticipates that $8 million of the principal amount of such loans will be repaid sometime during the second quarter of 1996.

     Additionally, in October 1995, for a purchase price of approximately $19.9 million, the Company acquired approximately $20.97 million face amount of Series A Healthcare Revenue Bonds (the "Series A Bonds") and $5 million face amount of Series B Healthcare Revenue Bonds (the "Series B Bonds") issued in each case by the Massachusetts Industrial Finance Agency and collateralized by three skilled nursing homes owned by Hampden Nursing Homes, Inc. and by debt service reserves of $2.4 million. Interest on the Series A Bonds and the Series B Bonds is payable semi-annually at rates of 9.75 percent and 9.5 percent per annum, respectively. Graduated principal payments on the Series A Bonds are payable annually each October through 2017, with the payments ranging from $305,000 in October 1996 to $2,140,000 in October 2017. The principal amount of the Series B Bonds is due and payable in a lump sum on October 1, 2018.

Senior Care Division - Secured Loans
------------------------------------

     The following table sets forth certain information regarding the Operating Partnership's loans secured by senior care facilities.

PROPERTY SECURING LOAN                      MORTGAGE AMOUNT            DEBT SERVICE


93-bed nursing home located in
  Huntingdon County,                                                    Monthly interest only payments in
  Pennsylvania.                             $1,472,500                  arrears at 12 percent per annum.
72-unit assisted living facility
  located in Berlin,                                                    Monthly interest only payments in
  Maryland.                                  4,042,500                  arrears at 12 percent per annum.
58-bed nursing home located in
  Richfield, Pennsylvania; and a
  48-bed nursing home located                                           Monthly interest only payments in
  in Eldred, Pennsylvania.                   2,215,000                  arrears at 12 percent per annum.
60-bed intermediate care nursing
  home and 16 Alzheimer's
  apartments capable of accom-
  modating 38 residents located                                         Monthly interest only payments in
  in Phoenix, Arizona.                       4,080,000                  arrears at 12 percent per annum.

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

     Sherman Oaks Medical Plaza is security for two non-recourse notes to Windy City Holdings, Inc. One note has an outstanding balance of approximately $5.8 million, bears interest at 7.55 percent per annum, and amortizes on a 30 year schedule. The other note has an outstanding balance of approximately $900,000, also bears interest at 7.55 percent per annum, is interest only, and provides for additional advances of approximately $40,000 for building improvements. Both notes are due February 23, 1998 and have two one-year renewal options at the one year Treasury Rate plus 2.25 percent.

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

     In January 1995 the Company extended its $42.5 million line of credit from Nomura Asset Capital Corporation (the "Acquisition Facility") for a term of two years. The interest rate was LIBOR plus 2.25 percent. The Company established the Financing Partnership to serve as borrower under the Acquisition Facility. The following Properties were transferred to the Financing Partnership and were used as security for the blanket first trust deed: 405 North Bedford, 415 North Bedford, 435 North Bedford, Holy Cross Medical Plaza, St. Joseph's Medical Office Building, and Regents Medical Center.

     In August 1995 the Company borrowed $30 million from Nomura Asset
Capital Corporation for 10 years at a fixed rate of 7.89 percent. The note had an outstanding balance of approximately $29.9 million at December 31, 1995 and amortizes on a 25 year schedule. Proceeds from this new loan were used to retire the $8.0 million floating rate obligation due on 416 North Bedford and the outstanding balance on the Acquisition Facility described above. The balance of the Acquisition Facility had increased from $15.5 million at December 31, 1994 to $23.0 million in August, 1995 when it was paid-off. In order to meet certain requirements of the lender, the Financing Partnership was liquidated and the Realty Financing Partnership was established. The following Properties were transferred to the newly created Realty Financing Partnership and were used as security for the $30 million blanket first trust deed: 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford.

     Concurrently with the above described fixed rate loan from Nomura Asset Capital Corporation, the Company obtained a new $20 million credit line from Tokai Bank of California. The loan is secured by a blanket first trust deed on Holy Cross, St. Joseph's Medical Center and Regents Medical Center. The credit line requires monthly interest payments at LIBOR plus 1.75 percent and is due August 17, 1998. At any time prior to maturity, and upon 30 days notice, the Company may convert the outstanding balance or increments thereof into a five year term loan. Upon conversion, the new term loan would bear interest at the variable rate of prime plus 50 basis points or LIBOR plus 175 basis points. As of December 31, 1995 the Company owed $17.5 million and was paying interest at the rate of 7.90625 percent per annum. Currently, $18.9 million principal amount is outstanding at a rate of 7.25 percent per annum.

     In December 1995, the Company obtained a one year $14 million term loan from General Motors Acceptance Commercial Credit Corporation ("GMAC") which is collateralized by the $20.97 million face value, Series A Health Care Revenue Bonds issued by the Massachusetts Industrial Finance Agency. The loan is due December 6, 1996 and requires monthly interest only payments, in arrears, at prime plus 1.5 percent. As of December 31, 1995 interest was accruing at a rate of 9.75 percent. The Company has the option to extend this loan for a period of six months to June 6, 1997. The Company has retained GMAC to assist in filing applications for mortgage insurance on the Series A Health Care Revenue Bonds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" regarding the disposition of this loan at maturity.

     In January 1994, the Operating Partnership entered into interest rate protection agreements with respect to the indebtedness secured by 436 North Bedford and 416 North Bedford and with respect to its pro rata share of the indebtedness secured by 435 North Roxbury. These agreements provide interest rate protection if LIBOR exceeds 4 percent for 1994, 5 percent for 1995 and 6 percent thereafter. The interest rate protection agreement relating to the mortgage secured by 436 North Bedford expired in August 1995. The Company sold the agreement relating to the 416 North Bedford loan for $67,500 when the loan was paid off in August 1995. The remaining agreement, relating to 435 North Roxbury, will expire in June 1996 when the $9.0 million loan is due.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect the historical combined operations, assets and liabilities of G&L Development properties prior to the completion of the IPO (on December 16, 1993) and related transactions and the operations of the Company for the period from inception, September 15, 1993, through December 31, 1995 (the Company did not commence operations until December 16, 1993).

Results of Operations
---------------------

Comparison of the Year Ended December 31, 1995 Versus the Year Ended December 31, 1994

     Net income for the year ended December 31, 1995, before an extraordinary item, was $3,735,000, or $0.91 per share, an increase of 16.9 percent from $3,194,000, or $0.77 per share, reported in the previous year, based on 4,091,000 and 4,159,000 average shares outstanding, respectively. Net income after the effect of an extraordinary item of $393,000, or $0.09 per share, was $3,341,000 or $0.82 per share. The extraordinary item related to a one-time charge in the third quarter for repayment of approximately $31 million in variable rate debt with a $30 million 7.89 percent fixed rate 10-year loan, and the replacement of the Company's credit line.

     Revenues increased $4.1 million, or 24 percent, in 1995, as a result of the properties acquired during 1994 and added revenues from the newly created Senior Care Division. Rent revenues including tenant reimbursements and parking fees increased $2.4 million from $16.5 million to $18.9 million. This increase was due primarily to the acquisition of the following five properties in 1994: Holy Cross

Medical Plaza in January, Regents Medical Center in June, Sherman Oaks Medical Plaza in June, Cigna HealthCare Building in July and 1095 Irvine Boulevard in October. 1994 operations included only partial year revenues for all of the five properties except for the 1095 Irvine Boulevard building. 1995 revenues benefited from a full year of operations except for the 1095 Irvine Boulevard building which was placed in service in August of 1995. The Medical Office Building Division also benefited from higher occupancy rates: 94 percent for 1995, up from an average of 92 percent in 1994.


     In late 1994, the Company changed its collection practices and made a deliberate effort to pursue all delinquent accounts. Some were resolved in direct negotiations with tenants while others were litigated. By the end of 1995, substantially all delinquencies were resolved through judgments, payment plans or dissolutions. The previous backlog of uncollected rents has been reduced through a combination of collections and write-offs.

     Under generally accepted accounting principals, the Company is required to average the billable rent due over the term of its leases and include a portion of future years' billable rent increases in the current year's rent revenues. This accounting practice creates an "unbilled rent receivable" from the Company's tenants. In conjunction with the preparation of its financial statements, the Company reviews all receivable accounts including its unbilled rent receivable for purposes of determining the collectability of such receivables. Management believes that the overall trend toward larger medical provider groups has contributed toward the financial stability of the existing tenant population which, in turn, has led to improved collections of monthly rent billings. This improved collections rate has allowed the Company to decrease its allowance for doubtful accounts including the corresponding allowance for unbilled rent receivable. The Company believes that the current level of allowance is appropriate.

     Beginning late in the second quarter of 1995, the Company began recognizing revenues from its new Senior Care Division. Interest and loan fees totaled $1.8 million in 1995 versus $113,000 in 1994.

     1995 expenses increased approximately $3.5 million, or 26 percent, from $13.6 million in 1994 to $17.1 million in 1995. The majority of the increase was the result of added interest expense which climbed $2.8 million from $3.6 million in 1994 to $6.4 million in 1995. Two factors fueled the increase: higher debt and increased rates of interest. Outstanding debt increased from $74.0 million to $111.6 million at December 31, 1994 and 1995, respectively. In general, 1995 interest rates were up from 1994 and this was amplified by the fact that rate caps on the interest rate protection agreements also increased from 4 percent in 1994 to 5 percent in 1995.

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

     Comparison of the Year Ended December 31, 1994 versus the Year Ended December 31, 1993

     Revenue increased during 1994 by $5.5 million or 47 percent over 1993, due primarily to the acquisition of the following properties: the St. Joseph Medical Office Building in December 1993, the

     Holy Cross Medical Plaza in January 1994, the Regents Medical Center in June 1994, the Sherman Oaks Medical Plaza in June 1994 and the Cigna HealthCare Building in July 1994. Increases in rental income, tenant reimbursements and parking income were all due primarily to these acquisitions. Other income increased $573,000, from $77,000 in 1993 to $650,000 in 1994, primarily due to accrued income from the Sherman Oaks Medical Plaza prior to its acquisition and to the inclusion during 1994 of management fee income.

          Expenses increased $2.9 million or 27 percent, due primarily to acquisitions, earthquake costs and general and administrative expenses, partially offset by a decrease in interest expense. The Company incurred costs of $635,000 for 1994, net of insurance proceeds, as a result of the Northridge earthquake, which occurred on January 17, 1994. General and administrative expenses increased $1.2 million; these expenses were excluded from the historical combined operations of the G&L Development Properties prior to the completion of the IPO on December 16, 1993 as these expenses were not directly comparable to the operation of the Company as a public entity. Interest expense decreased $1.4 million, or 28 percent, due primarily to the repayment of approximately $44.0 million of debt in connection with the IPO, offset by increased interest expense associated with the acquisitions.

          As an extraordinary item, the Company expensed $352,000 of capitalized loan fees during 1993 in connection with the IPO, due to the repayment of loans.


     Liquidity and Capital Resources
     -------------------------------

          During 1995, the Company generated $7.9 million in cash from operations and distributed $5.7 million, or 72.1 percent, of such funds to stockholders and minority interest partners. In addition, the Company reinvested $1.9 million of its cash to maintain the quality of its rental properties and $157,000 in commissions for new leases and renewals.

          The Company obtained new loan proceeds of $35.8 million during the year, net of loan costs and retirements, most of which was used to expand into a new and rapidly emerging niche in managed care through the initiation of the Senior Care Division in 1995. The Company invested these funds in different ways: $19.9 million for acquisition of bonds secured by 3 skilled nursing facilities; $11.8 million in short-term loans yielding over 20 percent; $1.2 million to open escrows on pending acquisitions, including Rancho Cucamonga; $1.1 million for a redevelopment loan, and $800,000 to complete construction of tenant improvements at the 1095 Irvine Boulevard property.

          The Company also used an additional $815,000 to acquire 97,000 shares of outstanding Company Common Stock when the effective dividend yield approached 15 percent. The average price was approximately $8.25 per share.

          The Company declared a quarterly distribution for the first quarter of 1996 in the amount of $0.32 per share to be paid on April 16, 1996 to stockholders of record on March 29, 1996, which is equal to an annualized distribution of $1.28 per share. This is an increase from the previous quarterly distribution of $0.31 per share.

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

          In general, the Company expects to meet its long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements through long-term borrowings, the issuance of debt securities and the offering of additional equity securities. The Company owes approximately $52.3 million on notes payable that are due in 1996. Based upon the Company's current arrangement with various lenders, $51.5 million will be resolved as indicated above. The remaining portion will be discharged out of cash flows from operations.

          As of March 25, 1996 the Company had $69.0 million of floating rate debt. The interest rate on these loans may be affected by inflationary conditions and economic factors.


     Funds from Operations
     ---------------------

          Industry analysts generally consider Funds from Operations (FFO) to be an appropriate measure of the performance of a REIT. The financial statements use the concept of FFO as defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is calculated to include the minority interests' share of income since the Operating Partnership's net income is allocated proportionately among all owners of Operating Partnership units. The number of Operating Partnership units held by the Company is identical to the number of outstanding shares of the Company's common stock, and owners of Operating Partnership units may, at their discretion, convert their units into shares of common stock on a one-for-one basis.

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


                               G&L REALTY CORP.
                             FUNDS FROM OPERATIONS
            FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 1995

                                                        1ST            2ND           3RD            4TH
                                                      QUARTER        QUARTER       QUARTER        QUARTER         1995
                                                      -------        -------       -------        -------        -------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
Funds from Operations
---------------------
Net income                                            $  927         $  690        $  696         $1,028         $3,341
Extraordinary item (net of  minority interest)                                        393                           393
Minority interest in Operating
  Partnership                                            102             78           123            114            417
                                                      -------        -------       -------        -------        -------
Net income for Operating Partnership                   1,029            768         1,212          1,142          4,151
Earthquake costs (reimbursements)                       (245)           112                                        (133)
Depreciation and amortization                          1,045          1,021           904          1,077          4,047
Straight-line rent in excess of billed rent              (29)           (99)          (59)          (140)          (327)
Adjustment for minority interest in
  consolidated partnership                               (12)            (2)           (5)            (7)           (26)
                                                      -------        -------       -------        -------        -------
Operating Partnership
  funds from operations                                1,788          1,800         2,052          2,072          7,712
Minority Interest in Operating Partnership              (178)          (182)         (208)          (210)          (778)
                                                      -------        -------       -------        -------        -------
Funds from operations                                 $1,610         $1,618        $1,844         $1,862         $6,934
                                                      =======        =======       =======        =======        =======
Dividends paid                                        $1,289         $1,259        $1,259         $1,259         $5,067
                                                      =======        =======       =======        =======        =======
Pay-out ratio                                         80.1%          77.8%         68.3%          67.6%          73.1%
Weighted averages:
   Units outstanding                                  4,618.3        4,539.4       4,521.3        4,521.3        4,550.1
   Shares outstanding                                 4,159.0        4,080.1       4,062.0        4,062.0        4,090.8

                               G&L REALTY CORP.
                           ADDITIONAL CASH FLOW DATA
            FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 1995

                                             1ST       2ND       3RD       4TH
                                           QUARTER   QUARTER   QUARTER   QUARTER    1995
                                           -------   -------   -------   -------   -------
                                                           (IN THOUSANDS)
Additional Data
---------------
Straight-line rent                         $ 4,209   $ 4,291   $ 4,189   $ 4,112   $16,801
Billed rent                                  4,180     4,192     4,130     3,972    16,474

Building improvements                          120       157       164       132       573
Tenant improvements                            415       347       249       289     1,300
Leasing commissions                             53        43        38        23       157

Amortization of capitalized financing
  costs                                        196       135        49       234       614

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
     1. CONSOLIDATED FINANCIAL STATEMENTS:                               Page
                                                                       Reference
                                                                       Form 10-K
                                                                     -----------
        Independent Auditors' Report                                      F-1
        Consolidated Balance Sheets as of December 31, 1995 and 1994      F-2
        Consolidated Statements of Operations for the Years Ended
          December 31, 1995, 1994 and 1993                                F-3
        Consolidated Statement of Stockholders'/Owners'
          Equity/Deficit for the Years Ended December 31, 1995,
          1994 and 1993                                                   F-4
        Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1995, 1994 and 1993                                F-5

        Notes to Consolidated Financial Statements                   F-6 to F-17

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

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
G&L Realty Corp.:


     We have audited the accompanying consolidated balance sheets of G&L Realty Corp. (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders'/owners' equity/(deficit), and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and its results of operations and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



/s/  Deloitte & Touche LLP

Los Angeles, California
February 13, 1996

                               G&L REALTY CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                        1995          1994
                                                    ------------  ------------
                                    ASSETS
                                    ------
Rental properties:
    Land                                            $ 15,262,221  $ 14,900,421
    Building and improvements, net                    76,884,946    77,814,325
                                                    ------------  ------------
       Total rental properties                        92,147,167    92,714,746
Cash and cash equivalents                              1,280,191     1,168,983
Accounts receivable, net                                 129,265       705,615
Tenant rent and reimbursements receivable, net           709,436       491,924
Unbilled rent receivable, net                          2,581,756     2,254,859
Mortgage loans and bonds receivable                   33,633,635             0
Deferred charges and other assets, net                 2,865,707     1,048,029
                                                    ------------  ------------
       TOTAL ASSETS                                 $133,347,157  $ 98,384,156
                                                    ============  ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Liabilities:
    Notes payable                                   $111,626,872  $ 74,018,179
    Accounts payable and other liabilities             1,766,718     1,228,990
    Distributions payable                              1,401,607     1,927,988
    Tenant security deposits                           1,032,437       987,969
                                                    ------------  ------------
       Total liabilities                             115,827,634    78,163,126


Minority interest in consolidated partnership         (2,846,777)   (3,443,450)
Minority interest in Operating Partnership             2,099,204     2,353,544
Stockholders' equity:
    Common shares - $.01 par value, 50,000,000
     shares authorized, 4,062,000 and
     4,159,000 share issued and outstanding as of
     12/31/95 and 12/31/94 respectively                   40,620        41,590
    Preferred shares - $.01 par value, 10,000,000
     shares authorized, no shares
     issued and outstanding                                    0             0

    Additional paid-in capital                        23,705,496    25,022,821
    Distributions in excess of net income             (5,479,020)   (3,753,475)
                                                    ------------  ------------
       Total stockholders' equity                     18,267,096    21,310,936
                                                    ------------  ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $133,347,157  $ 98,384,156
                                                    ============  ============

          See accompanying notes to Consolidated Financial Statements

                               G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended December 31,
                                                         1995           1994           1993
                                                      -----------    -----------    -----------
REVENUES:
   Rental                                             $16,801,193    $14,740,358    $10,169,589
   Tenant reimbursements                                  731,860        586,974        465,205
   Parking                                              1,388,042      1,196,264      1,029,465
   Interest and loan fees                               1,834,558        113,268         57,862
   Other                                                  651,884        650,009         76,621
                                                      -----------    -----------    -----------
       Total revenues                                  21,407,537     17,286,873     11,798,742
                                                      -----------    -----------    -----------

EXPENSES:
   Property operations                                  5,198,933      4,317,016      3,084,214
   Earthquake costs (reimbursements)                     (133,162)       635,075              0
   Depreciation and amortization                        4,047,277      3,696,993      2,503,452
   Interest                                             6,372,002      3,625,316      5,049,562
   General and administrative                           1,639,678      1,297,694         43,040
                                                      -----------    -----------    -----------
       Total expenses                                  17,124,728     13,572,094     10,680,268
                                                      -----------    -----------    -----------
Income from operations                                  4,282,809      3,714,779      1,118,474
Minority interest in consolidated partnership            (130,987)      (167,494)      (211,126)
Minority interest in Operating Partnership               (417,016)      (352,794)       (18,103)
                                                      -----------    -----------    -----------
   Net income before extraordinary item                 3,734,806      3,194,491        889,245
   Extraordinary item
       (net of minority interest)                        (393,401)             0       (351,861)
                                                      -----------    -----------    -----------
Net income                                            $ 3,341,405    $ 3,194,491    $   537,384
                                                      ===========    ===========    ===========

Per share data:
   Before extraordinary item                                $0.91          $0.77
   Extraordinary item                                       (0.09)          0.00
                                                      -----------    -----------
   Net income                                               $0.82          $0.77
                                                      ===========    ===========

Weighted average number of outstanding shares           4,090,769      4,159,000

          See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

       CONSOLIDATED STATEMENT OF STOCKHOLDERS'/OWNERS' EQUITY/(DEFICIT)

                                                                                                                         Total
                                                                    Additional     Distributions        Total         shareholders'/
                                          Common Stock                paid-in       in excess of       owners'           owners'
                                       Shares      Amount             capital        net income       (deficit)     equity/(deficit)
                                      ---------    -------         ------------    -------------    ------------    ----------------
BALANCE JANUARY 1, 1993                                                                             $(40,296,910)     $(40,296,910)
Contributions                                                                                          3,618,170         3,618,170
Net income                                                                                               373,460           373,460
                                                                                                    ------------      ------------
BALANCE DECEMBER 16, 1993                                                                            (36,305,280)      (36,305,280)
Initial public offering               4,159,000    $41,590         $ 60,337,290                                         60,378,880
Elimination of accumulated
  deficit of predecessor                                            (36,305,280)                      36,305,280                 0
Purchase partnership interests                                        1,500,518                                          1,500,518
Purchase minority interest                                             (408,971)                                          (408,971)
Net income                                                                         $  163,924                              163,924
Distributions declared                                                               (291,130)                            (291,130)
                                      ---------    -------         ------------    ----------       ------------      ------------
BALANCE DECEMBER 31, 1993             4,159,000     41,590           25,123,557      (127,206)                 0        25,037,941
Adjustments to accumulated
  deficit                                                              (100,736)                                          (100,736)
Net income                                                                          3,194,491                            3,194,491
Distributions declared                                                             (6,820,760)                          (6,820,760)
                                      ---------    -------         ------------    ----------       ------------      ------------
BALANCE DECEMBER 31, 1994             4,159,000     41,590           25,022,821    (3,753,475)                 0        21,310,936
Adjustment to accumulated
  deficit                                                              (503,763)                                          (503,763)
Repurchase of common stock              (97,000)      (970)            (813,562)                                          (814,532)
Net income                                                                          3,341,405                            3,341,405
Distributions declared                                                             (5,066,950)                          (5,066,950)
                                      ---------    -------         ------------    ----------       ------------      ------------
BALANCE DECEMBER 31, 1995             4,062,000    $40,620         $ 23,705,496   ($5,479,020)      $          0      $ 18,267,096
                                      =========    =======         ============    ==========       ============      ============



          See accompanying notes to Consolidated Financial Statements

                               G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 Year Ended December 31,
                                                           1995            1994            1993
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  3,341,405    $  3,194,491    $    537,384
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                             4,047,277       3,696,993       2,503,452
Extraordinary item                                          393,401               0         351,861
Minority interests                                          548,003         520,288         229,229
(Increase) decrease in:
Prepaid expense and other assets                             73,720          37,374        (105,802)
Accounts receivable                                          31,942        (400,928)       (754,677)
Loan and bond interest receivable                          (629,244)              0               0
Accounts payable and other liabilities                       11,347         316,636        (684,308)
Tenant security deposits                                     44,468         266,772          16,897
                                                       ------------    ------------    ------------
Net cash provided by operating activities                 7,862,319       7,631,626       2,094,036
                                                       ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental properties                           (1,872,508)     (1,830,716)       (267,502)
Purchases of real estate assets                            (800,000)    (41,713,637)     (5,227,789)
Pre-acquisition costs                                    (1,203,838)              0         (20,000)
Leasing commissions                                        (156,541)       (208,015)         (8,393)
Decrease (increase) in notes and bonds receivable       (33,004,391)     12,200,000     (12,200,000)
                                                       ------------    ------------    ------------
Net cash (used in) investing activities                 (37,037,278)    (31,552,368)    (17,723,684)
                                                       ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                   82,156,447      28,652,248               0
Repayment of notes payable                              (44,547,752)       (134,069)    (38,716,264)
Deferred financing costs                                 (1,775,674)       (397,070)       (629,000)
Purchase of partnership interests                                 0               0      (2,162,905)
Repurchase of common stock                                 (814,532)              0               0
Net proceeds from offering                                        0               0      60,378,880
Distributions                                            (5,732,322)     (6,272,447)              0
                                                       ------------    ------------    ------------
Net cash provided by financing activities                29,286,167      21,848,662      18,870,711
                                                       ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH                    111,208      (2,072,080)      3,241,063
  EQUIVALENTS:
BEGINNING CASH AND CASH EQUIVALENTS                       1,168,983       3,241,063               0
                                                       ------------    ------------    ------------
ENDING CASH AND CASH EQUIVALENTS                       $  1,280,191    $  1,168,983    $  3,241,063
                                                       ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest                 $  5,079,521    $  3,600,365    $  5,231,559

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Cost of partnership interest acquired                             0               0       3,663,423
Notes payable not assumed                                         0               0       5,256,158
Acquisition of minority interest                                  0               0        (408,971)
Distributions declared not yet paid                       1,401,607       1,604,706         323,282

          See accompanying notes to Consolidated Financial Statement

                               G&L REALTY CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1.  GENERAL

          G&L Realty Corp. (the Company) was formed as a Maryland corporation on September 15, 1993 by Daniel M. Gottlieb and Steven D. Lebowitz to continue the ownership, management, acquisition and development operations of medical office buildings carried on previously by G&L Development, a California general partnership that was the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through, G&L Realty Partnership, L.P. (the Operating Partnership), a Delaware limited partnership, G&L Financing Partnership, L.P. (the Financing Partnership), (prior to its liquidation in August, 1995), a Delaware limited partnership, and G&L Realty Financing Partnership II, L.P. (the Realty Financing Partnership), a Delaware limited partnership. The Company is the sole general partner of, and owns approximately 90% of, the Operating Partnership. Prior to its liquidation in August, 1995 the Company controlled the Financing Partnership through its wholly owned subsidiary G&L Financing, Inc., a Delaware corporation, which was the sole general partner and 1% owner of the Financing Partnership. The sole limited partner and 99% owner of the Financing Partnership was the Operating Partnership. As a result of a debt refinancing, the Financing Partnership was liquidated effective August 17, 1995, and all assets were transferred to its partners. The Company also controls the Realty Financing Partnership through its wholly owned subsidiary, G&L Realty Financing II, Inc., a Delaware corporation, which is the sole general partner and 1% owner of the Realty Financing Partnership. The sole limited partner and 99% owner of the Realty Financing Partnership is the Operating Partnership.

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

            . exercised its option to acquire Sherman Oaks Medical Plaza at a price of approximately $3.2 million plus the amount of indebtedness secured by the property up to $7.0 million (the acquisition was consummated on June 28, 1994); and

            . sold 3,680,000 shares of common stock to the public in connection with the IPO at a price of $18.25 per share, whereby the proceeds derived from the

               IPO, net of related transaction costs of approximately $6.5 million, totaling $60.4 million, were used primarily to repay indebtedness relating to certain of the properties, to fund purchases of real estate and to fund the $12.2 million loan secured by the Holy Cross Medical Plaza.

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

          Properties- The Operating Partnership or the Realty Financing Partnership owns a 100% fee simple interest in all of the Company's properties, other than 435 North Roxbury in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner.

          Minority interest in consolidated partnership- The Operating Partnership, as sole general partner, has a 61.75 percent ownership interest in 435 North Roxbury Drive, Ltd., (the "Roxbury Partnership"), a California limited partnership which owns the property located at 435 North Roxbury Drive. The minority interest is a debit balance which resulted from depreciation allocations and cash distributed to minority interest partners in excess of their original investment and subsequent accumulated earnings. The deficit is secured by the unrecognized appreciated value of the Roxbury property and will be recovered through an accumulation of undistributed earnings or sale of the property.

          Real estate and depreciation- Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, as follows:

          Buildings and improvements........................ 40 years
          Tenant improvement................................ Life of lease
          Furniture, fixtures and equipment................. 5 years

          Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all costs directly related to acquisitions are capitalized.

          Revenue recognition- Base rental income is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Certain leases include rent concessions and escalation clauses creating an effective rent which is included in unbilled rent receivable (Note 9).

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

          Income taxes- The Company qualified and elected to be taxed as a REIT for federal income tax purposes. Such qualification and taxation as a REIT depends upon the Company's ability to meet, on a continuing basis, distribution levels and diversity of stock ownership. The Company computes its taxable income as does a regular corporation except that it is eligible for a deduction for dividends paid to shareholders. Accordingly, the Company generally is not subject to federal corporate income taxes on net income that it currently distributes to shareholders. No provisions for federal income taxes are included in the accompanying financial statements.

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

     3.  BUILDINGS AND IMPROVEMENTS

          Buildings and improvements consist of the following:

                                                    December 31,
                                                1995            1994
                                            ------------    ------------
     Buildings and improvements             $ 84,638,984    $ 84,583,185
     Tenant improvements                       3,450,249       7,042,198
     Furniture, fixtures and equipment           296,070         572,117
                                            ------------    ------------
                                              88,385,303      92,197,500
     Less accumulated depreciation
       and amortization                      (11,500,357)    (14,383,175)
                                            ------------    ------------
     Total                                  $ 76,884,946    $ 77,814,325
                                            ============    ============

     4.  DEFERRED CHARGES AND OTHER ASSETS

          Deferred charges and other assets consist of the following:

                                                    December 31,
                                                1995            1994
                                            -----------     -----------
     Loan fees                              $ 1,459,051     $ 2,921,633
     Pre-acquisition costs                    1,203,838               0
     Leasing commissions                      1,115,595         959,054
     Prepaid expense and other assets            46,643         120,363
                                            -----------     -----------
                                              3,825,127       4,001,050
     Less accumulated amortization             (959,420)     (2,953,021)
                                            -----------     -----------
     Total                                  $ 2,865,707     $ 1,048,029
                                            ===========     ===========

     5.  TENANT RENT AND REIMBURSEMENTS RECEIVABLE

          Tenant rent and reimbursements receivable are net of provisions for uncollectible amounts of $7,500 (1995), $107,556 (1994) and $213,107
     (1993).

          The provisions for uncollectible accounts consist of the following:

                                                   December 31,
                                          1995         1994         1993
                                       ---------    ---------    ---------
     Balance, beginning of period      $ 107,556    $ 213,107    $  32,320
     Charge-offs                        (210,340)    (160,641)           0
     Additions                           110,284       55,090      180,787
                                       ---------    ---------    ---------
     Balance, end of period            $   7,500    $ 107,556    $ 213,107
                                       =========    =========    =========

     6.  MORTGAGE LOANS AND BONDS RECEIVABLE

          Mortgage Loans and Bonds receivable as of December 31, 1995 consist of the following:

     Note due December 31, 1996, collateralized by deed
        of trust, interest payable monthly at 12% per
        annum. Commencing January 6, 1996 interest will be
        payable monthly at 20% per annum.........................  $ 1,472,500
     Note due May 1, 1997, collateralized by deed of
        trust, interest payable monthly at 12% per annum.
        Commencing January 6, 1996 interest will be payable
        monthly at 20% per annum.................................    4,042,500
     Note due December 31, 1996, collateralized by deed
        of trust, interest payable monthly at 12% per
        annum. Commencing January 25, 1996 interest will be
        payable monthly at 20% per annum.........................    2,215,000
     Note due April 5, 1997, collateralized by deed of
        trust, interest payable monthly at 12% per annum.........    4,080,000
     Note due June 1, 1996, construction loan,
        collateralized by deed of trust and pledged stock,
        interest accrues monthly at 10% per annum. Loan
        commitment for $1,225,000................................    1,135,597
     Accrued interest due January 1, 1996........................      118,100
     Accrued loan costs receivable (payable at due date).........      161,056
                                                                   -----------
     Total Mortgage Loans receivable.............................   13,224,753
       Unrated Series A and B bonds due October 1, 2017 and
          2018 respectively, collateralized by deed of trust.....
          Face value is $20,970,000 and $5,000,000, with
          interest payable semi annually on April 1 and
     October 1 at the rate of 9.75% and 9.5% per annum
          for the Series A and B bonds respectively..............   19,897,738
     Accrued interest due April 1, 1996..........................      511,144
                                                                   -----------
     Total Series A and B bonds..................................   20,408,882
                                                                   -----------
     Total Mortgage Loans and Bonds receivable...................  $33,633,635
                                                                   ===========

          Aggregate future principal payments as of December 31, 1995 are as follows:

     Year Ending
     December 31
     -----------
     1996................................ $ 9,170,597
     1997................................   4,410,000
     1998................................     365,000
     1999................................     400,000
     2000................................     440,000
     2001................................     480,000
     2002-2007...........................   4,065,000
     Thereafter..........................  19,585,000
                                          -----------
     Total face value....................  38,915,597
     Less:
     Discount on bonds...................  (6,072,262)
                                          -----------
     Total principal.....................  32,843,335
     Accrued interest and
       loan costs........................     790,300
                                          -----------
     Total loans and bonds
       receivable........................ $33,633,635
                                          ===========

     7.  NOTES PAYABLE

          Notes payable consist of the following:

                                                                                      December 31,
                                                                                  1995           1994
                                                                              ------------    -----------
     Note due August 14, 1995, collateralized by deed of trust, interest
        payable monthly at LIBOR plus 1.25% per annum.......................  $ 28,500,000    $28,500,000
     Note due June 1, 1996, collateralized by deed of trust, interest payable monthly at LIBOR plus 1.30% per annum,
        $1,000,000 of principal guaranteed by the Company...................     9,000,000      9,000,000
     Note due December 6, 1996, collateralized by a security interest in
        $20,970,000 face value of unrated bonds, interest payable
        monthly at the prime rate of interest plus 1.5% per annum...........    14,000,000              0
     Note due January 11, 1997, collateralized by deeds of trust, interest payable monthly at LIBOR plus 2.25% per annum,
        guaranteed by the Company (retired August 17, 1995).................             0     15,500,000
     Note due April 1, 1997, collateralized by deed of trust, interest payable monthly at LIBOR plus 1.50% per annum (retired
        August 17, 1995)....................................................             0      8,000,000
     Note due January 1, 1998, collateralized by deed of trust, monthly payments of $67,908 of principal and interest, interest at
        8.75% per annum.....................................................     6,065,375      6,358,080
     Note due February 23, 1998, collateralized by deed of trust, monthly payments of $41,807 of principal and interest, interest at
        7.55% per annum.....................................................     5,806,821      5,865,455
     Note due February 23, 1998, collateralized by deed of trust, interest
        payable monthly at 7.55% per annum..................................       921,090        794,644
     Note due August 17, 1999, collateralized by deeds of trust, interest
        payable monthly at 30 day LIBOR plus 1.75% per annum................    17,450,000              0
     Note due August 10, 2005, collateralized by deed of trust, monthly payments of $229,250 of principal and interest, interest at
        7.89% per annum.....................................................    29,883,586              0
                                                                              ------------    -----------
     Total..................................................................  $111,626,872    $74,018,179
                                                                              ============    ===========

          As of December 29, 1995, LIBOR was 5.875% and Prime was 8.25%.

          Aggregate future principal payments as of December 31, 1995 are as follows:

     Year Ending
     December 31
     -----------
     1996...........................................  $ 52,271,698
     1997...........................................       837,337
     1998...........................................     1,829,188
     1999...........................................    18,435,382
     2000...........................................     1,069,265
     Thereafter.....................................    37,184,002
                                                      ------------
     Total..........................................  $111,626,872
                                                      ============

          As of December 31, 1995, the Company had a $300,000 letter of credit outstanding in favor of a secured lender. The letter of credit is held as additional collateral for tenant security deposits outstanding in the event of a default on the secured loan.

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

          Cash, cash equivalents, tenant rent and other accounts receivable, accounts payable and other liabilities -
     The carrying amount of these instruments approximate fair value due to their short-term maturities.

          Notes payable - The carrying amount approximates fair value because the interest rates are comparable to rates currently being offered to the Company.

          Mortgage loans and bonds receivable - These assets are held to maturity rather than held for trading and their estimated fair value is based upon market values of loans and bonds receivable with similar characteristics adjusted for risk inherent in the underlying transactions. Management estimates the fair value of these assets to approximate their amortized cost basis and, as such, there are no realized or unrealized gains or losses to report.

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

          Generally accepted accounting principles require that rents due under these operating leases be recorded on a straight-line basis. The straight-line rent calculation assumes no new or renegotiated rents or extension periods and excludes operating cost reimbursements. The following table summarizes rents due under existing leases and the corresponding straight-line rent calculation:

                                                Unbilled
Year Ending      Straight-line    Billable        Rent
December 31          Rent           Rent       Receivable
-----------      -------------   -----------   ----------
1996............   $14,235,116   $14,344,518   $  109,402
1997............    12,206,169    12,566,101      359,932
1998............     9,485,463     9,732,905      247,442
1999............     6,668,216     6,905,125      236,909
2000............     5,452,259     5,752,699      300,440
Thereafter......    25,597,073    27,891,854    2,294,781
                   -----------   -----------   ----------
Total...........   $73,644,296   $77,193,202   $3,548,906
                   ===========   ===========   ==========

          The provisions for unbilled rent deemed uncollectible, recorded as a reduction of rental revenue, consist of the following:

                                               December 31,
                                     1995          1994          1993
                                  ----------    ----------    ----------
Balance, beginning of period      $1,177,168    $1,333,543    $1,139,774
Charge-offs                         (210,018)     (156,375)            0
Additions                                  0             0       193,769
                                  ----------    ----------    ----------
Balance, end of period            $  967,150    $1,177,168    $1,333,543
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

                     DISTRIBUTIONS IN EXCESS OF NET INCOME



                                                   December 31,
                                               1995           1994
                                           -----------     -----------
Distributions in excess of net income
       at beginning of period              $(3,753,475)    $  (127,206)
Net income during period                     3,341,405       3,194,491
Less: distributions declared                (5,066,950)     (6,820,760)
                                           -----------     -----------
Distributions in excess of net income      $(5,479,020)    $(3,753,475)
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

     11.  COMMITMENTS AND CONTINGENCIES

          None of the Company, the Operating Partnership, the Realty Financing Partnership, the Roxbury Partnership or the Properties are currently a party to any material litigation.

     12.  CONCENTRATION OF CREDIT RISK

          All of the Company's medical office buildings are located in southern California. Most of the tenants in these properties provide specialized health care services. The customers of the tenants primarily reside in the nearby area. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industry in which the tenants operate.

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

     13.  SHARE PLANS

          The Company has established an incentive and non-qualified share options and restricted share plan under which an aggregate of 520,000 shares of the Company's common stock are reserved for issuance. Options may be granted at per share amounts not less than fair market value at the date of grant, and, in the case of incentive options, expire within ten years thereafter. Granted options vest in even increments over a two or three year period beginning one year from the grant date. Changes in stock options are summarized as follows:

Outstanding at December 31, 1994      237,800
Granted                               241,300
Exercised                                   0
Canceled                             (222,800)
                                     --------
Outstanding at December 31, 1995      256,300
                                     ========

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

          The following table summarizes the information on the options outstanding at December 31, 1995:

                       GRANT
            SHARES     DATE      PRICE
            -------   --------   -------
              2,500    5/17/95   $ 9 1/8
            218,800   12/18/95     9 5/8
             15,000    5/25/95     9 7/8
              2,000     6/1/95    10
              3,000    11/3/95    10 3/8
             15,000   12/16/93    17 5/8
            -------
Total:      256,300
            =======


     14.  UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

          Summarized consolidated quarterly financial information for the periods as follows:


                                       Three Months Ended
                                           (Unaudited)
                     December 31   September 30    June 30      March 31
                     -----------   ------------   ----------   ----------
1995   Revenues       $6,139,880     $5,340,606   $5,037,020   $4,887,920
       Expenses        4,976,026      4,090,633    4,225,701    3,832,368
       Net Income      1,026,472        696,391      689,903      925,528


1994   Revenues       $4,787,930     $4,663,054   $4,037,640   $3,834,440
       Expenses        3,540,410      3,874,954    2,702,990    3,489,931
       Net income      1,097,361        675,807    1,160,178      261,145


     15. CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1995

                                                                                         Cost capitalized
                                                        Initial cost to Company     subsequent to acquisition
                                                      ---------------------------   -------------------------
                               Encumbrances                          Building and               Building and
      Description              (See Notes)               Land        Improvements     Land      Improvements
-----------------------        ------------           -----------    ------------   --------    ------------
405 North Bedford Drive         (See Note A)          $ 2,186,188    $ 4,076,313    $451,640    $ 9,504,317
415 North Bedford Drive         (See Note A)              292,120        572,705           0        539,234
416 North Bedford Drive         (See Note A)              427,087        247,475           0      2,149,054
435 North Bedford Drive         (See Note A)            1,143,512      2,853,168           0      1,884,315
435 North Roxbury Drive         $ 9,000,000               161,652        390,494      39,149      2,276,193
436 North Bedford Drive          28,500,000             2,046,547              0           0     22,017,503
439 North Bedford Drive                   0                     0        108,689           0        207,292
Holy Cross Medical Plaza        (See Note B)            2,556,200     10,255,679           0        658,005
St. Joseph's Medical
 Office Bldg.                   (See Note B)            1,300,000      3,935,536           0        180,116
Sherman Oaks Medical
 Plaza                            6,727,911             1,453,826      8,278,226           0      1,016,335
Regents Medical Center          (See Note B)            1,470,000      8,389,545           0        446,506
Cigna HealthCare Bldg.            6,065,375             1,260,000      7,282,341           0              0
1095 Irvine Boulevard                     0               474,300        663,465           0        452,797
                               ------------           -----------    -----------    --------    -----------
Total                            50,293,286           $14,771,432    $47,053,636    $490,789    $41,331,667
                               ------------           ===========    ===========    ========    ===========
Realty Financing Partnership
 (See Note A)                    29,883,586
Credit Line (See Note B)         17,450,000
Other Notes (See Note C)         14,000,000
                               ------------
Total encumbrances             $111,626,872
                               ============

                                               Gross amount at which carried
                                              at close of period (See Note D)
                               ------------------------------------------------------------
                                               Building and                    Accumulated    Construction or
      Description                  Land        Improvements       Total        Depreciation   Rehabilitation
-----------------------        -----------     ------------   ------------     ------------   ---------------
405 North Bedford Drive        $ 2,637,828     $13,580,630    $ 16,218,458     $ 2,581,213      1947/1987
415 North Bedford Drive            292,120       1,111,939       1,404,059         428,345         1955
416 North Bedford Drive            427,087       2,396,529       2,823,616         591,690      1946/1986
435 North Bedford Drive          1,143,512       4,737,483       5,880,995       1,726,392    1950/1963/1984
435 North Roxbury Drive            200,801       2,666,687       2,867,488         880,470      1956/1983
436 North Bedford Drive          2,046,547      22,017,503      24,064,050       3,307,144         1980
439 North Bedford Drive                  0         315,981         315,981          37,824      1956/1983
Holy Cross Medical Plaza         2,556,200      10,913,684      13,469,884         599,895         1985
St. Joseph's Medical
 Office Bldg.                    1,300,000       4,115,652       5,415,652         230,227         1987
Sherman Oaks Medical
 Plaza                           1,453,826       9,294,561      10,748,387         459,103      1969/1993
Regents Medical Center           1,470,000       8,836,051      10,306,051         379,725         1989
Cigna HealthCare Bldg.           1,260,000       7,282,341       8,542,341         257,916         1992
1095 Irvine Boulevard              474,300       1,116,262       1,590,562          20,413         1994
                               -----------     ------------   ------------     -----------
Total                          $15,262,221     $88,385,303    $103,647,524     $11,500,357
Realty Financing Partnership   ===========     ===========    ============     ===========
 (See Note A)
Credit Line (See Note B)
Other Notes (See Note C)
Total encumbrances

     Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

          Building and improvements                40 years
          Tenant improvements                      Life of lease
          Furniture, fixtures and equipment        5 years

     The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:

                                                 Total Real Estate Assets
                                      ---------------------------------------------
                                          1995             1994             1993
                                      ------------     ------------     -----------
Balance at beginning of year          $107,097,921     $ 63,553,568     $54,394,854
Improvements and acquisitions            2,672,508       43,544,353       9,158,714
Write-offs                              (6,122,905)               0               0
                                      ------------     ------------     -----------
Balance at end of year                $103,647,524     $107,097,921     $63,553,568
                                      ============     ============     ===========

                                                Accumulated Depreciation
                                      ---------------------------------------------
                                          1995             1994             1993
                                      -----------      -----------     -----------
Balance at beginning of year          $14,383,175      $11,645,228      $ 9,509,975
Depreciation                            3,240,087        2,737,947        2,135,253
Write-offs                             (6,122,905)               0                0
                                      -----------      -----------      -----------
Balance at end of year                $11,500,357      $14,383,175      $11,645,228
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

                                        G&L REALTY CORP.


Date:  January 31, 1997                 By:    /s/ Quentin Thompson
                                             ------------------------------
                                             Quentin Thompson
                                             Treasurer and Secretary
                                             (Principal Financial and Accounting
                                              Officer)