Form 10-K
period 1996-12-31
G&L REALTY CORP
filed 1997-04-14
CIK 912240

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

(MARK ONE)
 [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  For the fiscal year ended December 31, 1996

                                      OR

 [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transaction period from      to

                        COMMISSION FILE NUMBER 1-12566

                                ---------------

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

                                ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE
    -------------------                    ON WHICH REGISTERED
                                          ---------------------
Common Stock, $.01 par value             New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported on the New York Stock Exchange, on April 2, 1997) was $69,062,500.

  The number of shares outstanding of the Registrant's Common Stock, $.01 par value (the "Common Stock"), as of April 2, 1997, was 4,062,500 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates by reference the Registrant's Notice of Annual Meeting of Stockholders and Proxy Statement relating to the 1997 Annual Meeting of Stockholders (the "Proxy Statement").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

 PART I                                                                     PAGE
 ------                                                                     ----
 Item 1.  Business.......................................................      1
 Item 2.  Properties.....................................................      5
 Item 3.  Legal Proceedings..............................................     20
 Item 4.  Submission of Matters to a Vote of Security Holders............     20

 PART II
 -------

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters........................................................     21
 Item 6.  Selected Financial Data........................................     22

 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations .........................................     24
 Item 8.  Financial Statements and Supplementary Data....................     31

 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................     31

 PART III
 --------
 Item 10. Directors and Executive Officers...............................     31
 Item 11. Executive Compensation.........................................     31
 Item 12. Security Ownership of Certain Beneficial Owners and Management.     31
 Item 13. Certain Relationships and Related Transactions.................     31

 PART IV
 -------

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K............................................................     32

                                    PART I

ITEM 1. BUSINESS

  The Company is a self-administered and self-managed REIT that finances, acquires, develops, manages and leases health care properties. The Company's business currently consists of investments, either directly or through joint ventures, in health care properties (primarily through its Medical Office Building Division) and in debt obligations secured by health care properties (primarily through its Senior Care Division).

 Medical Office Building Division

  The Medical Office Building ("MOB") Division's business strategy is to acquire, develop, manage and lease a portfolio of medical office buildings and related health care facilities, parking facilities and retail space. The Company's MOB Division currently seeks growth opportunities nationwide in major population centers through acquisition or development of additional medical office properties directly or through strategic joint ventures. The MOB Division's portfolio currently consists of approximately 725,000 rentable square feet located in Southern California. The Company directly owns 15 properties exclusive of vacant land (the "Properties"), including 13 high quality medical office buildings, an adjacent parking facility and one hospital. Several of the Properties include retail space on the ground level. As of February 1, 1997, the Properties were approximately 80.8% leased to over 280 tenants. In June 1996, the Company acquired Tustin Medical Plaza in Tustin, California. Tustin Medical Plaza includes two medical office buildings, a parcel of vacant land and a hospital (the "Tustin Properties") which was vacant when purchased. Leases for the Tustin Hospital are currently being negotiated. As of February 1, 1997, the Company's Properties, excluding Tustin Hospital, had an occupancy rate of approximately 93.8%.

  The Company recently entered into an operating agreement with PHP Healthcare Corporation, a NYSE listed company ("PHP") forming a new joint venture named "GL/PHP, LLC", a Delaware limited liability company, (the "PHP Joint Venture"). The Company holds an 80.5% interest in the unconsolidated joint venture, which owns six primary health care facilities located in New Jersey consisting of approximately 80,000 aggregate rentable square feet. Until July 31, 1997 PHP has an option to purchase the Company's interest in the PHP Joint Venture.

 Senior Care Division

  The Senior Care Division's business strategy is to originate short term (typically 6-24 months) loans secured by senior care facilities throughout the United States. Since its inception in June 1995, the Senior Care Division has made seven loans totaling $26.9 million of which four have been repaid through the issuance of revenue bonds. As of February 1, 1997, the Senior Care Division had three loans aggregating $12.5 million outstanding. In October 1995, the Company invested $19.9 million to acquire outstanding Series A and Series B bonds with an aggregate face value of $26.0 million issued by the Massachusetts Industrial Finance Agency and secured by three nursing homes in Massachusetts. (In March 1997 the Company sold these bonds.) These loans and bonds generate cash flow from principal and interest payments received from outstanding loans. The Company may receive future revenues in the form of subordinated notes in lieu of interest or loan fees.

  In November 1996, the Company expanded its activities in the Senior Care Division by entering into an unconsolidated operating venture with Nomura Asset Capital Corporation ("Nomura"), named GLN Capital Co., LLC (the "GLN Venture"), having an anticipated maximum leveraged investment capacity for short term loans of $200.0 million. GMAC-CM has previously funded four loans with the Company and has committed to provide a credit line to the GLN Venture of up to $50.0 million, which will be secured by loans originated by the GLN Venture.

  The Company's Senior Care Division currently seeks growth opportunities nationwide through short term financing and participating loans to facilitate the purchase of senior care facilities. Sellers of senior care facilities generally fall into one of two categories: (a) small independent operators who are struggling to maintain operating margins in a consolidating industry, and
(b) large owner operators seeking to divest themselves of real estate operations and concentrate on facility management and ancillary services. The Company believes that the extensive operating requirements and budgetary constraints of Federal, state and local governments, have caused competitive pressures that particularly impact small operators and which in turn are causing a consolidation of the senior care industry. Large operators have also been affected by the consolidation of the senior care industry and often seek to sell their senior care facilities while retaining management service contracts, providing these large operators with ongoing revenues in connection with their management services.

  Nonprofit entities are particularly attracted to investments in senior care facilities because of their unique ability to finance acquisitions through the issuance of tax-exempt bonds, providing nonprofit entities with a relatively lower cost of capital as compared to for-profit purchasers. In addition, in certain states health care facilities owned by nonprofit entities are exempt from taxes on real property.

 General

  Daniel M. Gottlieb and Steven D. Lebowitz, the two senior officers and founders of the Company, have over 40 years of combined experience in acquiring, developing, managing and leasing medical office properties. Messrs. Gottlieb and Lebowitz own, in the aggregate, approximately 22.6% of the equity of the Company, inclusive of their interests ("Units") in G&L Realty Partnership, L.P., a Delaware limited partnership (the "Operating Partnership"). The Company is the sole general partner of, and owns an 89.1% interest in, the Operating Partnership. Substantially all of the Company's assets are held by, and operations are conducted through, the Operating Partnership or other entities created for financing purposes.

  The Company's executive offices are located at 439 North Bedford Drive, Beverly Hills, California 90210, and its telephone number is (310) 273-9930. The Company is a Maryland corporation that was incorporated on September 15, 1993.

 Recent Developments

  In February 1997, the Company formed the PHP Joint Venture which purchased six primary health care facilities located throughout New Jersey consisting of approximately 80,000 aggregate square feet for $22.4 million. The Company funded its 80.5% equity contribution to the PHP Joint Venture with a loan provided by the GLN Venture. The Company does not hold the requisite level of control and therefore does not consolidate the PHP Joint Venture in its financial statements. Until July 31, 1997, PHP has an option to purchase the Company's interest in the PHP Joint Venture. PHP has leased the properties from the PHP Joint Venture for 25 years and has a three year contract as a preferred provider to Blue Cross/Blue Shield of New Jersey. Charles P. Reilly, a director of the Company and Chairman of the Compensation Committee of the Board of Directors of the Company, is Chairman of the Board of Directors of PHP.

  In February 1997, the Company funded its first senior care loan through the GLN Venture, a $6.4 million participating loan to CoreCare Behavioral Management. The loan has a term of 18 months and is secured by a first deed of trust on the Institute of Pennsylvania Hospital in Philadelphia, Pennsylvania, which CoreCare acquired in connection with the loan by the GLN Venture.

  In March 1997, the Company sold Series A and B bonds issued by the Massachusetts Industrial Finance Agency to the GLN Venture for $7.7 million and assigned $14 million of indebtedness owed to GMAC-CM. The bonds, which were purchased for $19.9 million in October 1995, had an outstanding balance of $27.7 million, including principal and accrued, unpaid interest, at the time of sale.

 Tax Status

  The Company believes that it has operated in such a manner as to qualify for taxation as a "REIT" under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1993, and the Company intends to continue to operate in such a manner. As long as the Company qualifies for taxation as a REIT under the Code, the Company generally will not be taxed at the corporate level. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

 Employees

  As of March 31, 1997, the Company employed 28 persons including on-site building employees and professional employees engaged in asset management and administration. The Company considers its relations with its employees to be good.

                           ORGANIZATIONAL STRUCTURE

  The current structure of the Company and the ownership of interests in the Operating Partnership and other related entities directly or indirectly controlled by the Company, through which the Company does business, are shown in the following chart.

                  [ORGANIZATIONAL STRUCTURE CHART APPEARS HERE]

--------
(1) G&L Realty Financing II, Inc. is the sole general partner and 1% owner of the Realty Financing Partnership.

(2) G&L Medical, Inc. is the sole general partner and 1% owner of the Medical Partnership.

(3) The Operating Partnership is the sole limited partner and 99% owner of the Medical Partnership.

(4) The Operating Partnership is the sole limited partner and 99% owner of the Realty Financing Partnership.

(5) The Company is the sole general partner and 89% owner of the Operating Partnership. Of its 89% interest, 1% is held as general partner and 88% is held as a limited partner. The Operating Partnership's remaining 11% partnership interest is owned by individual limited partners.

ITEM 2. PROPERTIES

  The Properties are 13 high quality medical office buildings, an adjacent parking facility, one hospital and incidental retail space. As of February 1, 1997, the Properties were approximately 80.8% leased to over 280 tenants. In June 1996, the Company acquired Tustin Hospital, for which leases are currently being negotiated. The Company's Properties, not including Tustin Hospital, had an occupancy rate of approximately 93.8% as of February 1, 1997. The Company's tenants are primarily established medical practitioners representing a cross section of medical practices.

DESCRIPTION OF THE PROPERTIES AND TENANTS

 Company Properties

  The Company, through the MOB Division, acquires, develops, manages and leases medical office buildings and related health care facilities. Developing and managing medical office properties differs from developing and managing conventional office buildings due to the special requirements of the tenants and their patients. As a variety of medical procedures are now performed in doctors' offices, many medical office buildings have become sophisticated ambulatory centers that allow for out-patient surgery and procedures. In addition, medical office buildings generally have higher maintenance requirements in the public areas due to heavy foot traffic, many short appointments which increase demand on parking facilities, the use of sophisticated medical equipment requiring increased plumbing and electrical capacity and expanded environmental regulations that impose more stringent restrictions on the disposal of medical waste. The management of medical office properties also generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners. Additional important management functions include the placement of tenants within medical office properties to accommodate increased space needs and managing the tenant mix at properties so that referrals by practitioners with different specialties within the building is facilitated. The Company stresses meeting these and other special demands of medical property tenants.

  The health care industry is facing various challenges, including increased government and private payor pressure to reduce medical delivery costs. Substantially all of the Company's tenants are in the medical profession and could be adversely affected by cost containment and other health care reform proposals. Proposals that limit access to medical care or reduce the reimbursement of physicians' services may impact the ability of the Company's tenants to pay rent. The Company believes that the aging population in the United States combined with other recent trends in the health care industry such as the performance of non-acute procedures outside of hospitals could spur increased demand for space in full service medical office buildings which contain surgicenters and out-patient facilities, such as those owned by the Company.

  The following table sets forth certain information regarding each of the Properties as of February 1, 1997. The Operating Partnership owns a 100% fee simple interest in all of the Properties, other than 435 North Roxbury in which it owns an indirect 61.75% interest.

                            PROPERTIES--SUMMARY DATA

                              YEAR      RENTABLE RENTED                  TOTAL     AVERAGE
                         CONSTRUCTED OR  SQUARE  SQUARE                ANNUALIZED  RENT PER
      PROPERTY(1)        REHABILITATED  FEET(2)  FEET(3) OCCUPANCY(3)   RENT(4)   SQ. FT.(5)
      -----------        -------------- -------- ------- ------------ ----------- ----------
405 N. Bedford, Beverly
 Hills, CA..............   1947/1987     49,037   49,037    100.0%    $ 2,182,612   $44.51
415 N. Bedford, Beverly
 Hills(6)...............      1955        5,977    5,977    100.0%        216,859    36.28
416 N. Bedford, Beverly
 Hills..................   1946/1986     40,776   39,803     97.6%      1,468,230    36.89
435 N. Bedford, Beverly
 Hills.................. 1950/1963/1984  55,116   51,306     93.1%      1,718,281    33.49
435 N. Roxbury, Beverly
 Hills..................   1956/1983     42,455   39,719     93.6%      1,449,840    36.50
436 N. Bedford, Beverly
 Hills..................      1990       78,799   77,548     98.4%      3,089,602    39.84
Holy Cross Medical
 Plaza..................      1985       72,575   67,539     93.1%      1,895,920    28.07
 11550 Indian Hills Road
 Mission Hills, CA
St. Joseph's
 Professional Building..      1987       25,684   25,684    100.0%        694,250    27.03
 2031 West Alameda Ave.
 Burbank, CA(7)
Sherman Oaks Medical
 Plaza..................   1969/1993     69,422   60,183     86.7%      1,377,910    22.90
 4955 Van Nuys Blvd.
 Sherman Oaks, CA
Regents Medical Center..      1989       62,377   62,377    100.0%      1,555,245    24.93
 4150 Regents Park Row
 La Jolla, CA
Cigna HealthCare
 Building...............      1992       47,604   47,604    100.0%      1,096,796    23.04
 12701 Schabarum Ave.
 Irwindale, CA
1095 Irvine Boulevard...      1995       10,125   10,125    100.0%        197,080    19.46
 Tustin, CA
Tustin--Medical Office
 I......................      1969       16,446    8,156     49.6%        119,576    14.66
 14591 Newport Avenue
 Tustin, CA
Tustin--Medical Office
 II.....................      1985       47,954   40,826     85.1%        503,653    12.34
 14642 Newport Avenue
 Tustin, CA
Tustin Hospital.........      1969      101,000      --       0.0%            --      0.00
 14662 Newport Avenue
 Tustin, CA
Tustin--Vacant land(8)..      --            --       --       --              --       --
 1101 Sycamore Avenue
 Tustin, CA
                                        -------  -------              -----------
Total/Weighted average
 of all properties......                725,347  585,894    80.77%    $17,565,877   $29.98
                                        =======  =======              ===========

--------
(1) The Operating Partnership or the Realty Financing Partnership owns a 100% fee simple interest in all of the properties except 435 North Roxbury, which is owned by 435 North Roxbury Drive, Ltd., of which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner.

(2) Rentable square feet includes space used for management purposes but does not include storage space.

(3) Occupancy includes occupied space and space used for management purposes. Rented square feet includes space that is leased but not yet occupied.

(4) Rent is based on third-party leased space billed in February 1997; no rent is assumed from management space.

(5) Average rent per square foot is calculated based upon third-party leased space, excluding management space.

(6) This property includes retail space and parking facilities.

(7) The total annualized rent reflects a rental guarantee from the Sisters of Providence discussed below, which expires October 31, 1998.

(8) This property consists of a vacant lot.

 Beverly Hills, California Properties

  Six of the Properties are located on North Bedford and North Roxbury Drives in the "Golden Triangle" area of Beverly Hills, California, near three major hospitals--Cedars Sinai Medical Center, Century City Hospital and UCLA Medical Center. The buildings feature high quality interior improvements, including rich wood paneling and brass hardware appointments, both in the common areas and in most of the doctors' offices. These six Properties include ten operating rooms, two of which are located in the Saint John's Hospital surgicenter at 405 North Bedford Drive. The 405, 416 and 436 North Bedford Drive buildings each have emergency back-up generators. Parking for these six Properties is provided in the 415 North Bedford garage and in subterranean parking at 436 North Bedford and 435 North Roxbury Drives. Each of these medical office buildings has copper insulated pipe with sufficient capacity for medical use, electrical systems designed for extra load requirements and extensive security systems.

  405 North Bedford Drive, Beverly Hills

  The 405 North Bedford Drive medical office building, built in 1947 and extensively remodeled in 1988, consists of four stories plus a penthouse and a basement. The reinforced brick building, with ground floor retail space, features cherry wood paneled walls and brass hardware in the common areas and decorative concrete trim on the exterior.

  Saint John's Hospital is the only tenant leasing more than 10% of the rentable square footage of 405 North Bedford, occupying 36,787 square feet (approximately 75%) of the rentable square footage in that building. Its lease expires on March 31, 1998 and provides for a monthly rental of $144,015. The lease contains an option to renew for two consecutive five-year terms. Saint John's Hospital subleases much of the space to doctors affiliated with the hospital. Management anticipates that the Company will enter into new leases with the existing sublease tenants at the expiration of Saint John's lease in March 1998.

  415 North Bedford Drive, Beverly Hills

  The 415 North Bedford Drive building is a four-level parking structure with approximately 5,700 square feet of ground floor retail space for seven tenants. The parking structure contains 316 tandem-striped spaces and is valet operated.

  416 North Bedford Drive, Beverly Hills

  The 416 North Bedford Drive property is a four-story reinforced brick medical office building with a basement and ground floor retail space. Built in 1946 and extensively remodeled in 1987, the building features oak paneled walls and molding, brass hardware, tinted concrete borders on the exterior, and fourth floor skylights that provide an open, airy atmosphere in the hallway and some of the suites.

  A plastic surgeon leases more than 10% of the rentable square footage of 416 North Bedford, occupying 4,622 square feet or 11.3% of the rentable square footage of the building. The monthly rental is $17,293. The lease expires on November 30, 2002 and contains a five-year renewal option.

  435 North Bedford Drive, Beverly Hills

  The 435 North Bedford Drive property is a four-story, reinforced brick and masonry medical office building with a penthouse, basement, and ground floor retail space. Built in 1959 and extensively remodeled in 1984, the building features oak molding, wall sconces and paneling in the hallways plus stained runner boards and built-in stained hardwood cabinets in some of the medical office suites.

  435 North Roxbury Drive, Beverly Hills

  The 435 North Roxbury Drive property is a four-story medical office building with a penthouse, subterranean parking, and retail space on the ground floor. The building, which was built in 1956 and extensively remodeled in 1983, features a reinforced brick and masonry exterior and raised, oak-stained paneling and molding in the hallways.

  Two tenants in 435 North Roxbury each occupy more than 10% of the rentable square footage. A dermatologist occupies 5,291 square feet (12.5% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $16,667. The lease expires September 30, 2001 and contains a provision for a five-year renewal option. An internist occupies 6,183 square feet (14.6% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $18,549. The lease expires on November 30, 1999.

  436 North Bedford Drive, Beverly Hills

  The 436 North Bedford Drive property is a three-story medical office building with three levels of subterranean parking. Built in 1990, the building features ground floor retail and office space surrounding a central courtyard and balconies at selected locations on the second and third floors. The exterior is clad in rose color sandstone with cast stone and granite trim. The central courtyard features a cascading waterfall sculpture and stone pavers with intricate marble and stone patterns. Cherry wood paneled walls also line the elevator lobbies on all floors and portions of the hallways.

 Holy Cross Medical Plaza, Mission Hills

  The Holy Cross Medical Plaza is situated on approximately 2.6 acres of the 15-acre campus of Holy Cross Medical Plaza, a 316-bed hospital. The campus also includes the Villa de la Santa Cruz skilled nursing facility, another medical office building, a magnetic resonance imaging center, and an outpatient diagnostic center. Built in 1984, the Holy Cross Medical Plaza is a three-story office building occupied primarily by medical and dental practitioners. A two-story parking structure and an open asphalt-paved lot can accommodate a total of 333 vehicles. The surrounding site is landscaped with grass, trees, shrubs, and planter boxes.

  Two tenants occupy more than 10% of the rentable square footage in the Holy Cross Medical Plaza property. Holy Cross Surgical Center occupies 12,456 square feet (17.247% of the rentable square footage) pursuant to a lease that provides for monthly rent of $37,040.20. The lease expires October 31, 2006 and provides for a ten-year renewal option. Dialysis Center occupies 10,639 square feet (14.66% of the rentable square footage) pursuant to a lease that provides for monthly rent of $19,633.00. The lease expires March 31, 2006 and provides for two, five-year renewal options.

 St. Joseph's Professional Building, Burbank

  The Saint Joseph's Professional Building is a steel frame, brick-facade building, constructed in 1987, that features two floors of office space over three levels of subterranean parking which can accommodate up to 100 vehicles. The building is located one-quarter of a mile from Saint Joseph's Hospital and is directly across the street from the Walt Disney Company's world headquarters campus. Saint Joseph's Hospital includes 658 beds and is owned by the Sisters of Providence, an organization which owns other hospitals throughout North America. The Saint Joseph's Professional Building was acquired from the Sisters of Providence, who have guaranteed up to an annual gross rent of $765,000 per year through October 31, 1998; however, the guarantee is limited to a maximum annual reimbursement of $225,000. Currently, the office building is fully leased. Since the acquisition, the Company has negotiated with the existing tenants to extend their leases beyond the rent guarantee period.

  Two tenants in St. Joseph's Professional Building occupy more than 10% of the rentable square footage. Total Renal Care occupies 9,067 square feet (35.3% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $21,403 plus expense reimbursements for excess utility consumption. Its lease expires October 31, 2000 and provides for one, five-year renewal option. A doctors' group occupies five medical suites totaling 8,942 square feet (34.82% of the rentable square footage) pursuant to leases which provide for aggregate monthly rents of $19,145. The leases expire beginning on various dates between October 31, 1998 and October 31, 2001.

 Sherman Oaks Medical Plaza, Sherman Oaks

  The Sherman Oaks Medical Plaza is a seven-story office building, constructed in 1968, that is adjacent to the Sherman Oaks Hospital and Health Center, a 156-bed hospital which includes the major burn center for the San Fernando Valley. A $1 million capital improvement program renovating the building systems and common areas of the Sherman Oaks Medical Plaza was completed in 1994. The Company also owns the adjacent air rights and three-level parking structure behind the property which provides a total of 426 parking spaces. The land beneath the parking structure is owned by Sherman Oaks Hospital which also leases 150 parking spaces in the structure. As of December 31, 1996, the Sherman Oaks Medical Plaza was 86.7% occupied.

 Regents Medical Center, La Jolla

  The Regents Medical Center is a three story building situated on approximately 2.6 acres in the University Town Center area of San Diego, near the University of California, San Diego. The building, which was constructed in 1989, has ground level retail spaces, two upper floors of medical offices, and subterranean and ground level parking that can accommodate a total of 285 vehicles. As of December 31, 1996, the building was 100% occupied.

  UCSD Orthomed, an affiliate of the University of California, occupies 14,036 square feet (approximately 21%) of the rentable area of the building pursuant to leases which provide for an aggregate monthly rental of $27,167. The leases expire at various dates between January 31, 2000 and January 31, 2002.

 Cigna HealthCare Building, Irwindale

  The Cigna HealthCare Building in Irwindale, California is a two story medical office building, constructed in 1992, on a site that provides two parking areas with a total of 244 spaces. This property was 100% leased to Cigna HealthCare of California, Inc., which subsequently assigned the lease to Caremark International, Inc., effective January 1, 1996. The Company gave its conditional approval of the assignment on April 5, 1996 subject to certain conditions. Rent obligations under the lease are guaranteed by Cigna HealthCare, Inc. The lease, which provides for monthly rent of $91,399 triple net, expires November 30, 2004 and provides for two, five-year options.

 1095 Irvine Boulevard, Tustin

  The 1095 Irvine Boulevard building in Tustin, California was redeveloped in 1995 as a primary healthcare center for physicians who are part of the St. Joseph Hospital of Orange healthcare network. The property is leased to St. Joseph Hospital, Inc. under a net lease with a 15 year term, which began in August 1995, and provides for annual cost of living rent escalations. The lease provides for a monthly rental of $16,087 and expires on July 31, 2010.

 Tustin Medical Plaza, Tustin

  In June 1996, the Company acquired the Tustin Properties in Tustin, California. Tustin Medical Plaza consists of two medical office buildings, a parcel of vacant land and a hospital which was vacant when purchased. Leases for the hospital are currently being negotiated.

 Tustin Hospital, Tustin

  The 14662 Newport Avenue building in Tustin, California is a single-story, 183-bed, 101,000 square foot hospital that was developed in two phases beginning in 1969 and ending in 1974. The hospital includes a full service emergency room, five operating rooms, an intensive care ward, administrative offices, conference rooms, kitchen and cafeteria, pharmacy, gift shop, x-ray facilities and a basement service area. The hospital has an emergency back-up generator with a 10,000 gallon underground fuel tank that complies with current environmental requirements. In addition, all of the hospital's medical equipment and supplies are still located within the hospital. The hospital was vacant when the Company acquired the property on June 14, 1996.

  The Company is engaged in lease negotiations with respect to the hospital and the vacant space in the adjacent buildings. Although there can be no assurances, management anticipates that a lease will be signed in the near future. The hospital facility was leased to a television production company from January 31, 1997 through March 9, 1997.

 Tustin--MOB I

  The 14591 Newport Avenue building in Tustin, California is a two-story medical office building that was constructed in 1975 on a 1.2-acre site. The site is landscaped with grass lawns, shrubs, and trees and includes an asphalt-paved parking lot with approximately 105 parking spaces, representing a parking ratio of 6.4 parking spaces per 1,000 square feet of building area. The office building was approximately 49.6% leased as of December 1996.

 Tustin--MOB II

  The 14642 Newport Avenue building in Tustin, California is a four-story medical office building, developed in 1985, that features a surgery center with three operating rooms, a pharmacy, and an industrial clinic on the first floor. Medical offices are located on all of the other floors. The occupancy rate was approximately 85.1% as of December 1996.

  One tenant occupies more than 10% of the rentable square footage in the 14642 Newport Avenue Building. Pacific Health Corporation leases the surgery center and occupies 7,444 square feet (14% of the rentable square footage) pursuant to a lease that provides for a monthly rental of $16,749.00. The lease expires on November 30, 2001 and provides for one, five-year renewal option.

PHP JOINT VENTURE PROPERTIES

  In February 1997, the Company entered into the PHP Joint Venture. The PHP Joint Venture subsequently purchased six medical office properties in New Jersey having a total of 80,415 square feet at a purchase price of $22.4 million. The Company and PHP funded the $4.4 million down payment in proportion to their ownership interests in the PHP Joint Venture (80.5% for the Company and 19.5% for PHP), with the Company's contribution financed by a loan from the GLN Venture to the Company. The balance of the purchase price was financed by two loans from PHP, secured by first and second deeds of trust. The greater of the two loans, at $16 million, carries a term of six months and gives PHP a right upon default to purchase the Company's interest in the new entity. PHP has leased the properties from the PHP Joint Venture pursuant to a 25-year net operating lease and has entered into a three-year contract as a preferred provider to Blue Cross/Blue Shield of New Jersey.

  The following table sets forth certain information regarding each of the PHP properties as of March 1, 1997. Each of the following properties is 100% leased by the PHP Joint Venture to PHP under the terms of a 25-year net operating lease.

                                        YEAR      RENTABLE   TOTAL     AVERAGE
                                   CONSTRUCTED OR  SQUARE  ANNUALIZED  RENT PER
   PROPERTY                        REHABILITATED  FEET(1)   RENT(2)   SQ. FT.(3)
   --------                        -------------- -------- ---------- ----------
   2103 Mt. Holly Rd..............      1994       12,560  $  414,000   $32.96
    Burlington, NJ
   150 Century Parkway............      1995       12,560     371,450    29.57
    Mt. Laurel, NJ
   274 Highway 35, South..........      1995       12,560     457,930    36.46
    Eatontown, NJ
   80 Eisenhower Drive............      1994       12,675     401,465    31.67
    Paramus, NJ
   16 Commerce Drive..............      1963       17,500     468,740    26.79
    Cranford, NJ
   4622 Black Horse Pike..........      1994       12,560     416,415    33.15
    Mays Landing, NJ
                                                   ------  ----------   ------
     Total/Weighted average.......                 80,415  $2,530,000   $31.46
                                                   ======  ==========   ======

--------
(1) Rentable square feet includes space used for management purposes but does not include storage space.
(2) Rent is based on third-party leased space billed in February 1997; no rent is assumed from management space.
(3) Average rent per square foot is calculated based upon third-party leased space, excluding management space.

LEASES

 The Company's Properties

  As of February 1, 1997, the Properties were approximately 81% leased. New leases and extensions are normally granted for a minimum of five years and provide for annual rent increases. Office tenants generally have gross leases whereby rents may be adjusted for a tenant's proportionate share of any increases in the cost of operating the building. Most retail tenants have net leases and pay their share of all operating expenses including property taxes and insurance. The following is a lease expiration table setting forth the number, square feet, and associated annual rent for those leases expiring in future years.

                               NUMBER OF   APPROXIMATE                 % OF
                                LEASES     TOTAL RENTED   ANNUAL   TOTAL ANNUAL
   YEAR OF LEASE EXPIRATION   EXPIRING(1) SQUARE FEET(1)   RENT      RENT(2)
   ------------------------   ----------- -------------  --------- ------------
    1997....................       43         56,055     1,772,146    10.09%
    1998....................       55        116,966     4,211,218    23.97%(3)
    1999....................       37         54,869     1,655,215     9.42%
    2000....................       39         66,911     2,206,450    12.56%
    2001....................       33         49,530     1,570,882     8.94%
    2002....................       14         36,223     1,100,800     6.27%
    2003....................        6          8,397       260,094     1.48%
    2004....................        5         53,348     1,241,556     7.07%
    2005....................       10         25,291       889,111     5.06%
    2006....................       12         30,677     1,054,756     6.00%
    2007 or later...........        5         23,882       699,227     3.98%

--------
(1) Does not include month-to-month leases, management space or vacant space.
(2) % of Total Annual Rent is based upon annualized revenues of $17,565,877.
(3) Includes the 36,787 sq. ft. lease with St. John's Hospital. St. John's Hospital has subleased the majority of this space to third-party doctors. The Company will enter into new leases with the existing sublease tenants when the lease with Saint John's Hospital expires in 1998 if St. John's does not extend its option to renew.

  The Company has been successful in obtaining lease renewals, achieving a weighted average renewal rate of approximately 91.1% on medical office leases expiring during the 12 month period ended December 31, 1996. Although there can be no assurances that such renewal level can be maintained, the Company believes this high renewal rate is due in part to the tendency of medical practitioners to continue to practice in the same space over a number of years. Also, the Company's tenants frequently invest large sums of money in equipment and fixtures for their offices. Furthermore, relocating a doctor's office can be disruptive to the patients who are familiar with the doctor's office location.

  The following table sets forth the scheduled annual rent increases for the leases with respect to the Properties in effect at December 31, 1996.

                                                                          % OF
                                                                         TOTAL
                                                                        RENTABLE
                                                                SQUARE   SQUARE
     SCHEDULED ANNUAL RENT INCREASES                            FEET(1) FEET(1)
     -------------------------------                            ------- --------
     None...................................................... 132,128  22.20%
     Consumer Price Index related.............................. 190,182  31.96%
     2%........................................................  16,680   2.80%
     3%........................................................  35,986   6.05%
     4%........................................................  42,876   7.20%
     5%........................................................ 136,165  22.88%
     8%........................................................   3,830   0.64%

--------
(1) Does not include 6.3% of the total rental square feet which is leased on a month-to-month basis, vacant space, space used for building management and space used for management of the Company.

  The historical occupancy of the Properties is shown in the following table:

   PROPERTY                                    1996   1995   1994   1993   1992
   --------                                    -----  -----  -----  -----  ----
   405 N. Bedford............................  100.0% 100.0%  96.2%  97.8% 96.3%
   415 N. Bedford(1).........................  100.0% 100.0% 100.0% 100.0% 84.0%
   416 N. Bedford............................   97.6% 100.0% 100.0%  97.2% 97.3%
   435 N. Bedford............................   93.1%  89.2%  85.3%  97.7% 97.9%
   435 N. Roxbury............................   93.6%  95.6%  91.7%  94.5% 98.6%
   436 N. Bedford............................   98.4%  90.0%  92.8% 100.0% 91.3%
   Holy Cross Medical Plaza(2)...............   93.1%  94.7%  87.7%   N/A   N/A
   St. Joseph's Professional Building(3).....  100.0% 100.0% 100.0%   N/A   N/A
   Sherman Oaks Medical Plaza(2).............   86.7%  90.0%  79.8%   N/A   N/A
   Regents Medical Center(2).................  100.0%  90.9%  87.6%   N/A   N/A
   Cigna HealthCare Building(2)..............  100.0% 100.0% 100.0%   N/A   N/A
   1095 Irvine Boulevard(4)..................  100.0% 100.0%   N/A    N/A   N/A
   14591 Newport Avenue, Medical Office I(5).   49.6%   N/A    N/A    N/A   N/A
   14642 Newport Avenue, Medical Office
    II(5)....................................   85.1%   N/A    N/A    N/A   N/A
   14662 Newport Avenue, Hospital(5).........    0.0%   N/A    N/A    N/A   N/A
                                               -----  -----  -----  -----  ----
     Weighted average........................   80.8%  94.2%  90.9%  97.9% 95.4%
                                               =====  =====  =====  =====  ====

--------
(1) Retail space and parking facilities

(2) Acquired in 1994

(3) Acquired in December 1993

(4) Placed in service in 1995

(5) Acquired in June 1996

  The following tables set forth the base rent per square foot and annualized base rent for the Properties for the past five years.

                           BASE RENT PER SQUARE FOOT

   PROPERTY                                   1996   1995   1994   1993   1992
   --------                                  ------ ------ ------ ------ ------
   405 N. Bedford........................... $44.51 $41.64 $42.01 $37.87 $37.02
   415 N. Bedford(1)........................  36.28  36.21  36.79  36.41  33.30
   416 N. Bedford...........................  36.89  37.04  40.88  39.31  38.25
   435 N. Bedford...........................  33.49  34.35  39.25  39.03  39.07
   435 N. Roxbury...........................  36.50  37.11  38.39  38.12  36.02
   436 N. Bedford...........................  39.84  42.13  44.71  44.17  44.34
   Holy Cross Medical Plaza(2)..............  28.07  25.91  28.77    N/A    N/A
   St. Joseph's Professional Building(3)....  27.03  29.12  29.92    N/A    N/A
   Sherman Oaks Medical Plaza(2)............  22.90  23.32  23.57    N/A    N/A
   Regents Medical Center(2)................  24.93  27.11  28.38    N/A    N/A
   Cigna HealthCare Building(2).............  23.04  23.04  23.01    N/A    N/A
   1095 Irvine Boulevard(4).................  19.46  17.14    N/A    N/A    N/A
   14591 Newport Avenue, Medical Office
    I(5)....................................  14.66    N/A    N/A    N/A    N/A
   14642 Newport Avenue, Medical Office
    II(5)...................................  12.34    N/A    N/A    N/A    N/A
   14662 Newport Avenue, Hospital(5)........   0.00    N/A    N/A    N/A    N/A
                                             ------ ------ ------ ------ ------
     Weighted average....................... $29.98 $31.70 $34.01 $40.15 $39.50
                                             ====== ====== ====== ====== ======

--------
(1) Retail space and parking facilities

(2) Acquired in 1994

(3) Acquired in December 1993

(4) Placed in service in 1995

(5) Acquired in June 1996

                              ANNUALIZED BASE RENT
                             (AMOUNTS IN THOUSANDS)

          PROPERTY               1996      1995      1994      1993      1992
          --------             --------- --------- --------- --------- ---------
405 N. Bedford...............  $ 2,182.6 $ 2,033.3 $ 1,904.2 $ 1,914.2 $ 1,740.8
415 N. Bedford(1)............      216.9     216.4     210.4     205.2     167.2
416 N. Bedford...............    1,468.2   1,510.5   1,658.0   1,598.9   1,517.6
435 N. Bedford...............    1,718.3   1,689.6   1,660.3   2,043.6   2,108.2
435 N. Roxbury...............    1,449.8   1,506.8   1,494.9   1,597.7   1,507.8
436 N. Bedford...............    3,089.6   2,987.7   3,221.9   3,433.8   3,189.9
Holy Cross Medical Plaza(2)..    1,895.9   1,749.2   1,784.5       N/A       N/A
St. Joseph's Professional
 Building(3).................      694.3     757.5     764.4       N/A       N/A
Sherman Oaks Medical
 Plaza(2)....................    1,377.9   1,457.3   1,276.9       N/A       N/A
Regents Medical Center(3)....    1,555.2   1,639.6   1,531.0       N/A       N/A
Cigna HealthCare Building(2).    1,096.8   1,096.8   1,096.8       N/A       N/A
1095 Irvine Boulevard(4).....      197.0     173.5       N/A       N/A       N/A
14591 Newport Avenue, Medical
 Office I(5).................      119.6       N/A       N/A       N/A       N/A
14642 Newport Avenue, Medical
 Office II(5)................      503.7       N/A       N/A       N/A       N/A
14662 Newport Avenue,
 Hospital (5)................        0.0       N/A       N/A       N/A       N/A
                               --------- --------- --------- --------- ---------
  Total......................  $17,565.8 $16,818.3 $16,603.3 $10,793.4 $10,231.5
                               ========= ========= ========= ========= =========

--------
(1) Retail space and parking facilities

(2) Acquired in 1994

(3) Acquired in December 1993

(4) Placed in service in 1995

(5) Acquired in June 1996

  The Company's medical offices include a broad mix of medical specialties and other uses as shown in the table below:

                                                                    % OF TOTAL
                                                         NUMBER   LEASED MEDICAL
     PRACTICE AREA                                      OF SUITES  OFFICE SPACE
     -------------                                      --------- --------------
     Allergist.........................................      1          0.27%
     Chiropractic......................................      2          0.55%
     Dentistry.........................................     52         13.51%
     Dialysis..........................................      4          1.93%
     Dermatology.......................................     15          5.15%
     Ear/Nose/Throat...................................      4          1.44%
     General Practice..................................      5          1.79%
     General Surgery...................................     11          8.47%
     Hospital..........................................      6         12.84%
     Internal Medicine.................................     39         14.41%
     Laboratory........................................      5          0.92%
     Nephrology........................................      1          0.41%
     Neurology.........................................      1          0.20%
     Obstetrics/Gyn....................................      9          2.53%
     Ophthalmology.....................................     10          3.73%
     Other.............................................     10          2.36%
     Pediatrics........................................      2          1.02%
     Pharmacy..........................................      4          1.22%
     Physical Therapy..................................      9          2.99%
     Plastic Surgery...................................     17          6.95%
     Podiatry..........................................      4          0.65%
     Psychiatry........................................     10          1.74%
     Psychology........................................     19          3.48%
     Retail............................................     40         10.01%
     Urology...........................................      3          1.43%
                                                           ---        ------
       Total...........................................    280        100.00%
                                                           ===        ======

 PHP Joint Venture Properties

  As of March 1, 1997, the PHP Joint Venture properties were 100% leased to PHP pursuant to 25-year net operating leases. Each property is subject to a single lease for 100% of the space. Each lease provides for a fixed rent through August 31, 1999 and thereafter provides for increases (but not decreases) related to the Consumer Price Index.

  The following table sets forth the base rent per square foot and annualized base rent for the PHP properties pursuant to leases with the PHP Venture.

                           BASE RENT PER SQUARE FOOT

                                                           BASE RENT
                                                              PER       ANNUAL
   PROPERTY                                               SQUARE FOOT BASE RENT
   --------                                               ----------- ----------
   2103 Mt. Holly Rd. ...................................   $32.96    $  414,000
    Burlington, NJ
   150 Century Parkway...................................    29.57       371,450
    Mt. Laurel, NJ
   274 Highway 35, South.................................    36.46       457,930
    Eatontown, NJ
   80 Eisenhower Drive...................................    31.67       401,465
    Paramus, NJ
   16 Commerce Drive.....................................    26.79       468,740
    Cranford, NJ
   4622 Black Horse Pike.................................    33.15       416,415
    Mays Landing, NJ
                                                            ------    ----------
     Total/Weighted average..............................   $31.46    $2,530,000
                                                            ======    ==========

LENDING

 Senior Care Division

  The Company, through the Senior Care Division, makes first mortgage loans for the purpose of acquiring independent senior care facilities, which loans are secured by the facilities acquired. The loans typically are intended to serve as bridge or interim financing (6 to 24 months) for the acquisition of senior care facilities by unrelated parties. The maturity of the loan made by the Company is determined primarily by the timing of the sale of tax exempt bonds or the completion of other permanent financing. Some of the proceeds received from the sale of newly issued bonds are used to repay the first mortgage loan issued by the Company. The Company has from time to time extended the maturity dates of the outstanding loans to give borrowers additional time to obtain tax exempt financing and taken a participation interest in such loans upon maturity in lieu of full debt repayment in the form of cash. The loans generally bear interest at fixed rates, with the per annum interest rate increasing under certain circumstances in which an extension of the original maturity date is required due to the timing and availability of financing. The Company may receive fees and certain other consideration for making the loans. From June 1995 through December 31, 1996, the Company made a total of seven loans in an aggregate principal amount of approximately $26.9 million for the purpose of acquiring senior care facilities and acquired $20.0 million in existing bonds, all of which are secured by first mortgages on the facilities acquired.

  The following table sets forth certain information regarding the loans secured by senior care facilities made by the Company's Senior Care Division from its inception in June 1995 through March 1, 1997:

                                 LOAN    MORTGAGE  MATURITY
    PROPERTY SECURING LOAN       DATE     AMOUNT     DATE            DEBT SERVICE
    ----------------------       ----   ---------- --------          ------------
 93-bed nursing home located
  in Huntingdon County,
  Pennsylvania...............  6/23/95  $1,472,500 8/22/96(1)  Monthly interest-only payments in arrears at
                                                                12% per annum. The
                                                                loan included an
                                                                origination fee of
                                                                $72,500.
 72-unit assisted living
  facility located in Berlin,
  Maryland...................  6/30/95   4,042,500 5/15/96(1)  Monthly interest-only
                                                                payments in arrears at
                                                                12% per annum. The
                                                                loan included an
                                                                origination fee of
                                                                $192,500.
 58-bed nursing home located
  in Richfield, Pennsylvania
  and a 48-bed nursing home
  located in Eldred,
  Pennsylvania...............   9/1/95   2,215,000 8/22/96(1)  Monthly interest-only
                                                                payments in arrears at
                                                                12% per annum. The
                                                                loan included an
                                                                origination fee of
                                                                $125,000.
 60-bed intermediate care
  nursing home and 16
  Alzheimer's apartments
  capable of accommodating 38
  residents, located in
  Phoenix, Arizona...........  10/13/95  4,466,000 7/31/97     Monthly interest-only
                                                                payments in arrears at
                                                                12% per annum. The
                                                                loan included an
                                                                origination fee of
                                                                $204,000.
 235-bed nursing facility
  located in Olathe, Kansas..  4/25/96
     third trust deed........  ........  1,067,500  9/9/97     Monthly interest-only
     fifth trust deed........  ........    750,000  9/9/97      payments in arrears at
                                                                10.55% per annum for
                                                                each of the third and
                                                                fifth trust deeds. The
                                                                third trust deed
                                                                included an
                                                                origination fee of
                                                                $67,500.

 122-bed nursing facility
  located in Indiana County,
  Pennsylvania...............  5/29/96   6,682,240 8/22/96(1)  Monthly interest-only
                                                                payments in arrears at
                                                                12% per annum. The
                                                                loan included an
                                                                origination fee of
                                                                $267,240.
 225-bed intermediate and
  skilled care facility
  located in Hyattsville,
  Maryland...................   4/3/96   6,175,000  6/7/97     Monthly interest-only
                                                                payments in arrears at
                                                                12% per annum. The
                                                                loan included an
                                                                origination fee of
                                                                $250,000.

--------
(1) Date of repayment

 Medical Office Building Division

  In May 1995, the Company entered into an agreement to loan $1.2 million to an unaffiliated partnership for use in redeveloping a 120,000 square foot medical center in Beverly Hills, California. The loan, which was originally secured by a second deed of trust on the medical center, is personally guaranteed by the general partner of this partnership. The guaranty is secured by a pledge of 1.0 million shares of common stock issued by a publicly traded company, which shares had an aggregate value of approximately $1.1 million as of March 28, 1997. The loan, which bears interest at the rate of 10% per annum, had an original maturity date of June 1, 1996; the maturity date was subsequently extended to May 31, 1997. Under the terms of the extension agreement, the medical center in Beverly Hills, California was released as security for the loan, and a hospital facility located in Fort Worth, Texas valued at approximately $3.0 million was pledged as replacement security.

 GLN Venture

  The GLN Venture markets two different loan products: a short-term loan and a participating loan. The short-term loan is a purchase-money mortgage designed for stabilized facilities that enables buyers to close an acquisition quickly without the delays inherent in a bond financing transaction. The typical loan is for approximately 12 months and is generally repaid from the proceeds of a bond offering. The GLN Venture earns points as well as interest on these loans. The participating loans generally has a 24-month horizon and involves facilities in which management believes there is an opportunity to create value in a project, in many cases a turnaround situation. The participating loans enable the GLN Venture to participate in gains resulting from a turnaround in addition to the standard points and interest.

  The GLN Venture funded its first loan in February 1997, providing $6.4 million for the acquisition of the Institute of Pennsylvania Hospital in Philadelphia, Pennsylvania. The loan is a participating mortgage that carries an 18-month term, has an interest rate of 30-day LIBOR plus 6.5% and is secured by a first deed of trust. The borrower, CoreCare Behavioral Management, expects to operate a 162-bed psychiatric facility on the property and lease the balance of the property, with the exception of a portion of the land which will be sold. Pursuant to the terms of the loan, the borrower will be required to pay an additional participation amount of up to approximately $700,000 when the loan is repaid.

  The GLN Venture funded its second loan in March 1997 in the principal amount of $3,542,000 to the Company for purposes of funding the Company's contribution to the PHP Joint Venture. The loan carries a term of six months and an interest rate of 12%. The loan may be extended for additional six-month periods, provided, however, that during each month that the loan is outstanding after the first six-month term the interest rate is increased by 1% per month. The loan may be prepaid at any time after the first four months and is secured by the Company's interest in the PHP Joint Venture.

INVESTMENTS IN BONDS

  In October 1995, the Company acquired $20.9 million face value of tax-exempt 1989 Series A Health Care Bonds issued by the Massachusetts Industrial Finance Agency due 2017 (the "Series A Bonds") and $5 million face value of 1989 Series B Health Care Revenue Bonds issued by the Massachusetts Industrial Finance Agency due 2019 (the "Series B Bonds") for an aggregate purchase price of $19.9 million. The Series A Bonds and Series B Bonds are secured by three nursing homes owned by Hampden Nursing Homes, Inc., a Massachusetts nonprofit corporation. Principal and interest payments due on these unrated bonds are paid by the bond trustee out of the debt service payments received from the underlying mortgages. The State of Massachusetts has not guaranteed the bonds and the underlying mortgages are not insured in the event of default. Interest on the Series A and Series B Bonds is payable at the rates of 9.75% and 9.5%, respectively. At the time of acquisition, there was approximately $1.9 million of unpaid interest accrued on the Series B Bonds. The Series A Bonds are not callable and the Series B Bonds are subordinated in right of payment to the Series A Bonds.

  The three senior care facilities pledged as security for the bonds are Riverdale Gardens Nursing Home located in West Springfield, Massachusetts, Chestnut Hill Nursing Home in East Longmeadow, Massachusetts and Mary Lyon Nursing Home in Hampden, Massachusetts.

  Riverdale Gardens Nursing Home is a 168-bed nursing facility currently licensed for 84 skilled care and 84 intermediate care beds with 16 private and 76 double occupancy rooms. Constructed in various stages between 1957 and 1975, the property consists of a single story 54,451 square foot masonry building on a 3,85 acre site with a 3,366 square foot single family residence on an adjacent 30,000 square foot lot.

  Chestnut Hill Nursing Home is a 123-bed nursing home consisting of 82 skilled nursing and 41 intermediate care beds in 15 private and 54 double occupancy rooms. The facility is a 49,198 square foot single story brick building constructed in 1984 on approximately 11.9 acres of land.

  Mary Lyon Nursing Home occupies a 28,940 square foot building situated on
3.7 acres and was originally constructed in 1959 and renovated in 1986. The facility is licensed for 100 beds of which 40 are skilled nursing and 60 are intermediate beds. The bed compliment consists of ten private rooms, 39 double occupancy and three quadruple occupancy rooms.

  In March 1997, the Company sold the Series A and Series B Bonds, which collectively had an outstanding face value of $25.6 million plus an additional $1.1 million of accrued and unpaid interest, to the GLN Venture for $7.7 million in cash and assigned to the GLN Venture $14.0 million in indebtedness owed to GMAC-CM.

INSURANCE

  The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to the Properties. There are certain types of losses which may either be uninsurable or not economically insurable. There can be no assurance that policies maintained by the Company will be adequate in the event of a loss. The Company carries earthquake insurance with respect to eight of its Properties. All of the Properties directly owned by the Company are located in Southern California (the Company indirectly owns six properties located in New Jersey through the PHP Joint Venture of which the Company owns approximately 80%), which has a history of seismic activity including the 1994 Northridge earthquake, which damaged the Holy Cross Medical Plaza property. Should an uninsured loss occur, the Company could lose its investment in, and anticipated earnings and cash flow from, a Property. See "Risk Factors--Uninsured Loss."

GOVERNMENT REGULATION

  Environmental Matters. Under various Federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its property. These laws impose liability without regard to whether the owner knew of, or was responsible for, the presence of any hazardous or toxic substances. The presence of such substances, or the failure to properly remediate these substances, may adversely affect the owner's ability to borrow using the real estate as collateral and may subject the owner to material remediation costs. All of the Properties have been subject to Phase I environmental assessments (which involve inspection of the subject property, but no soil sampling or groundwater analysis) by independent environmental consultants. Although restricted in scope, these independent assessments revealed no material evidence of existing environmental liability, and the Company has not been notified by any governmental authority of any noncompliance by, liability for, or other claim against the Company in connection with environmental matters related to the Properties. While the Company is not aware of any environmental liability that it believes would have a material adverse effect on its business, assets or results of operations, no assurance can be given that the environmental assessments revealed all potential environmental liabilities or that no prior owner created any material environmental condition not known to the Company or that future uses or conditions (including changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

  The independent environmental assessments include selective sampling for asbestos where the age of the buildings or the types of materials warranted such sampling. Limited quantities of non-friable asbestos were present in the Sherman Oaks Medical Plaza. The Company removed the asbestos in 1994 in connection with the renovation of this building.

  As part of the normal practice of doctors, medical waste is generated. The Company's leases require the individual tenants to make arrangements for the disposal of medical waste and requires all tenants to provide proof that they have contracted with a third party service to remove it from the premises each night. The handling and disposal of this waste is the responsibility of the tenants; however, the Company remains responsible as the owner of the property. There can be no assurances that all such medical waste will be properly handled and disposed of or that the Company will not incur costs in connection with improper disposal of medical waste by its tenants.

  Americans with Disabilities Act. All of the Properties are required to comply with the ADA. The ADA generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and noncompliance could result in imposition of fines by the U.S. government or an award of damages to private litigants. The Company believes it is in substantial compliance with the ADA and that it will not be required to make substantial capital expenditures to address the requirements of the ADA. If required changes involve a greater expenditure than the Company currently anticipates, the Company's ability to make expected distributions could be adversely affected. See "Risk Factors-- Government Regulation; Cost of Compliance with Americans with Disabilities Act."

ITEM 3. LEGAL PROCEEDINGS

  There is no material pending litigation to which the Company, the Operating Partnership, the Realty Financing Partnership, the Medical Partnership, the Roxbury Partnership, the Nomura Venture or the PHP Joint Venture is a party or to which any of their properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the stockholders of the Company during the quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the NYSE under the symbol GLR. It has been the Company's policy to declare quarterly distributions to holders of the Company's Common Stock so as to comply with applicable sections of the Code governing REITs. Units and shares of Common Stock receive equal distributions. Distributions are declared and paid at the discretion of the Company's Board of Directors and generally depend on the Company's cash flow, its financial condition, capital requirements, the distribution requirements under the REIT provisions of the Code and such other factors as the Company's Board of Directors deem relevant.

  The table below sets forth the high and low sales prices of the Company's stock for each full quarterly period since January 1, 1995, as reported by the NYSE. The table also includes, on a per share basis, the quarterly cash dividends declared and paid to holders of the Company's common stock for each of the last two fiscal years.

                                                                      UNIT AND
                                                                    COMMON STOCK
                                                     HIGH     LOW   DISTRIBUTION
                                                    ------- ------- ------------
     1997
       First quarter...............................  19      16         (1)
     1996
       Fourth quarter..............................  17 5/8  15 1/2     0.36
       Third quarter...............................  16 1/4  12 5/8     0.36
       Second quarter..............................  14      12 5/8     0.32
       First quarter...............................  13 3/4  10 1/2     0.32
     1995
       Fourth quarter..............................  10 7/8   9 5/8     0.31
       Third quarter...............................  10 5/8   9 1/8     0.31
       Second quarter..............................  10 5/8   8 1/8     0.31
       First quarter...............................  13 1/2   8 1/2     0.31

--------
(1) The Company declared a quarterly distribution for the first quarter of 1997 in the amount of $0.36 per share to be paid on April 16, 1997 to stockholders of record on March 31, 1997.

  The number of holders of record of the shares of Common Stock was 162 as of March 21, 1997. Such number does not include the total number of beneficial holders of Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial information for the Company and its predecessor. Data presented as of December 31, 1996, 1995, 1994 and 1993 and for each of the years ended December 31, 1996, 1995 and 1994 is for the Company. Data presented for the year ended December 31, 1993 includes data for the six Properties located in Beverly Hills (the "G&L Development Properties") for January 1, 1993 through December 16, 1993 and for the Company for December 16, 1993 through December 31, 1993. Data presented as of December 31, 1992 and for the year ended December 31, 1992 is for the G&L Development Properties. For comparison purposes only, the G&L Development Properties are considered the predecessor entity to the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included in this Form 10-K. This data also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected consolidated financial information as of December 31, 1996, 1995, 1994, 1993 and 1992 and for each of the years ended December 31, 1996, 1995, 1994, 1993 and 1992 have been derived from audited financial statements.

                                           YEAR ENDED DECEMBER 31,
                                   -------------------------------------------
                                    1996     1995     1994     1993     1992
                                   -------  -------  -------  -------  -------
                                       (IN THOUSANDS, EXCEPT PER SHARE
                                                  AMOUNTS)
OPERATING DATA:
---------------
Revenue:
  Rental.......................... $15,796  $16,801  $14,740  $10,170  $ 9,620
  Tenant reimbursements...........     728      732      587      465      426
  Parking.........................   1,251    1,388    1,196    1,029    1,026
  Interest, loan fees and other...   6,712    1,835      113       58      --
  Other...........................     549      652      650       77       93
                                   -------  -------  -------  -------  -------
    Total revenues................  25,036   21,408   17,286   11,799   11,165
Expenses:
  Property operations.............   5,696    5,199    4,317    3,084    3,488
  Earthquake costs
   (reimbursements)...............     --      (133)     635      --       --
  Depreciation and amortization...   3,276    4,047    3,697    2,503    2,464
  Interest........................   8,819    6,372    3,625    5,050    6,263
  General and administrative......   1,787    1,640    1,298       43      --
  Loss on disposition of real
   estate.........................   4,874      --       --       --       --
                                   -------  -------  -------  -------  -------
    Total expenses................  24,452   17,125   13,572   10,680   12,215
                                   -------  -------  -------  -------  -------
  Income from operations before
   minority interests and
   extraordinary gains (losses)...     584    4,283    3,714    1,119   (1,050)
  Minority interest in
   consolidated partnership.......    (129)    (131)    (167)    (211)    (247)
  Minority interest in Operating
   Partnership....................     (65)    (418)    (353)     (18)     --
                                   -------  -------  -------  -------  -------
  Income before extraordinary
   gains (losses).................     390    3,734    3,194      890   (1,297)
  Extraordinary gains (losses)
   (net of minority interest).....   9,311     (393)     --      (352)     --
                                   -------  -------  -------  -------  -------
    Net income.................... $ 9,701  $ 3,341  $ 3,194  $   538  $(1,297)
                                   =======  =======  =======  =======  =======
Per share data:
  Before extraordinary gains
   (losses)....................... $  0.10  $  0.91  $  0.77  $   --   $   --
  Extraordinary gains (losses)....    2.23    (0.09)     --       --       --
                                   -------  -------  -------  -------  -------
    Net income.................... $  2.33  $  0.82  $  0.77  $   --   $   --
                                   =======  =======  =======  =======  =======

                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FUNDS FROM OPERATIONS:
----------------------
Operating Partnership funds
 from operations............. $  8,028  $  7,397  $  7,042  $    --   $    --
Minority interest in
 consolidated partnership....     (847)     (747)     (700)      --        --
                              --------  --------  --------  --------  --------
Funds from operations(1)..... $  7,181  $  6,650  $  6,342  $    --   $    --
                              ========  ========  ========  ========  ========
Distributions paid........... $  5,525  $  5,067  $  6,821  $    291  $    --
                              ========  ========  ========  ========  ========
Payout ratio.................     76.9%     76.2%    107.6%      N/A       N/A
Weighted Averages:
  Units outstanding..........  4,541.7   4,550.1   4,618.3   4,618.3       --
  Shares outstanding.........  4,171.5   4,090.8   4,159.0   4,159.0       --
Distributions declared per
 share....................... $   1.36  $   1.24  $   1.64  $   0.07  $    --

CASH FLOW DATA:
---------------
Net cash provided by
 operating activities........    5,726     7,862     7,632     2,094     1,054
Net cash used in investing
 activities..................  (23,413)  (37,037)  (31,552)  (17,724)   (1,100)
Net cash provided by
 financing activities........   18,639    29,286    21,849    18,871        46

BALANCE SHEET DATA:
-------------------
Land, buildings and
 improvements, net........... $ 93,231  $ 92,147  $ 92,715  $ 51,908  $ 44,885
Mortgage loans and bonds
 receivable, net.............   34,549    33,634       --     12,200       --
Total investments............  127,780   125,781    92,715    64,108    44,885
Total assets.................  135,996   133,347    98,384    71,840    48,578
Total debt...................  109,025   111,627    74,018    45,500    89,472
Total stockholders' equity...   22,448    18,267    21,311    25,038   (40,297)

OTHER DATA:
-----------
Ratio of earnings to fixed
 charges(2)..................    1.59x     1.61x     1.83x       --        --
Ratio of funds from
 operations to fixed
 charges(3)..................    1.88x     2.09x     2.66x       --        --
Ratio of total debt to total
 capitalization(4)...........     58.5%     70.3%     55.2%     35.1%      --
Number of properties.........       15        12        12         7         6

--------
(1) Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operating, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation; therefore, FFO may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. FFO has been restated for all prior periods under the new method.
(2) For purposes of these computations, earnings consist of net income plus fixed charges. Fixed charges consist of interest expense, capitalized interest and amortization of deferred financing costs.
(3) For purposes of these computations, the ratio of funds from operations to fixed charges consists of FFO as defined in Note (1) plus fixed charges. Fixed charges consist of interest expense, capitalized interest and amortization of deferred financing costs.
(4) Total capitalization as of the dates presented is total debt plus the aggregate market value of the Company's Common Stock and Operating Partnership Units not owned by the Company, assuming one Unit is equivalent in value to one share of Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Selected Consolidated Financial and Operating Data and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Prospectus.

RESULTS OF OPERATIONS

 Comparison of the Year Ended December 31, 1996 Versus the Year Ended December 31, 1995

  Net income for the year ended December 31, 1996, increased approximately $6.4 million, or 190%, from the previous year. The major component of this increase was the $9.3 million extraordinary gain which resulted from the surrender of the property located at 436 North Bedford Drive in Beverly Hills, California to the holder of the $28.5 million lien on the property. The book value of the land, buildings and related assets associated with the 436 North Bedford property was approximately $22.9 million at the time of the transaction. In conjunction with the transfer, the Company recorded a $4.9 million loss on disposition of the property which was the difference between the $22.9 million book value and the estimated market value of $18.0 million. At the same time, the Company recorded a $10.5 million extraordinary gain resulting from the elimination of debt, which represented the difference between the $28.5 million loan balance and the estimated $18.0 million market value of the property. The $10.5 million extraordinary gain was partially offset by $134,000 of other extraordinary net gains and losses resulting from the early retirement of three other notes payable. For reporting purposes, the net extraordinary gain was adjusted to approximately $9.3 million to reflect the portion of the gain attributable to the minority interest partners.

  Rents, tenant reimbursements and parking revenues as a group declined approximately $1.2 million from an aggregate of approximately $19.0 million for the year ended December 31, 1995 to $17.8 million for the same period in 1996. This decline was mainly attributed to the 436 North Bedford Drive property which the Company surrendered to the noteholder on May 24, 1996. Subsequent to that date, the noteholder put the property on the market for sale and on August 30, 1996, the Company, through the Medical Partnership, reacquired the property. During the period from May 24, 1996 to August 30, 1996, the property generated $778,000 in rents, tenant reimbursements and parking revenues which were earned by the entity that owned the property during that time. The remaining $368,000 decline is attributable to rents received on leases that expired during 1995 and 1996 and renewed at lower rates.

  Interest, loan fees and related revenues are primarily the result of investments in short term loans secured by senior care facilities. The senior loan program, started in June 1995, has continued to expand since its inception. Investments made in 1995 combined with new loans in 1996 contributed to the 265% increase in such revenues for the year ended December 31, 1996 as compared to the same period in 1995. In February 1996, the Company completed a transaction whereby the Company provided the initial capital and management expertise to facilitate the purchase of a newly constructed but vacant hospital and medical office facility in Rancho Cucamonga, California by Heritage Rancho Healthcare, Inc., a Nebraska nonprofit corporation ("Heritage"). Heritage converted the hospital into a long term care facility to benefit the local community. In conjunction with the closing of this transaction, the Company recognized cash revenues of $320,000 and received a $840,000 ten year subordinated note, which the Company sold during the fourth quarter of 1996 for approximately $665,000 plus accrued interest.

  Property operating expense increased approximately 10.0%, or $497,000, from approximately $5.2 million for the year ended December 31, 1995 to approximately $5.7 million for the year ended December 31, 1996. Recurring operating expenses declined as a result of the 436 North Bedford Drive transactions as previously discussed. This decline was more than offset by increases in real property taxes, the increased expense of earthquake insurance and the acquisition of the Tustin Properties. In June 1996, the Los Angeles County Assessor's Office notified the Company that it was increasing its valuation on four of the Bedford Drive properties as a result of a transfer of ownership in conjunction with the Company's initial public offering (the "IPO") on December 16, 1993. The Company retained consultants specializing in property valuation appeals and, as of March 21, 1997, obtained partial reductions in the increased assessments on two of the four properties. Although there can be no assurances, management believes that the Company will be able to obtain further reductions in these increased assessments.

  The addition of earthquake insurance partially contributed to the rise in operating expense. In 1995, earthquake coverage was added on four properties, and in 1996, coverage was added on four additional properties. As of December 31, 1996, the Sherman Oaks, Regents and Cigna HealthCare properties all had coverage for certain losses resulting from seismic activity, as do the five properties located on Bedford Drive.

  The acquisition of the Tustin Properties also contributed to an increase in the Company's operating expense during 1996. At the time of the acquisition, the hospital was vacant and the medical office buildings were approximately 50% occupied by doctors who were affiliated with the hospital before its closure. The Company's management is currently working to revitalize these assets. The Company is currently involved in discussions with several health care organizations to lease the hospital and additional space in the medical office buildings. Although there can be no assurance that these discussions will be successfully completed, management believes the Company will obtain a lease for the vacant hospital under favorable terms during 1997.

  Depreciation and amortization expenses declined from approximately $4.0 million during 1995 to approximately $3.3 million in 1996. The decline is primarily the result of the 436 North Bedford Drive transactions discussed above. Prior to its transfer in May 1996, the property had a depreciable cost basis of approximately $21.1 million. When the property was reacquired in August 1996, the depreciable cost basis dropped to approximately $15.4 million. Also, no depreciation was recorded for the period during which the Company did not own the property. The decline in depreciation and amortization was partially offset by the acquisition of the Tustin Properties in June 1996.

  Interest expense increased from approximately $6.4 million for the 12 months ended December 31, 1995 to approximately $8.8 million for the same period in 1996, an increase of approximately 38%. Funding of the senior care loan program was the primary reason for the increase. The increase would have been larger had it not been for the decline in interest expense which was realized when a $28.5 million loan was extinguished in May 1996 by the transfer of the 436 North Bedford Drive property to the noteholder.

  General and administrative expenses increased approximately $147,000, from approximately $1.6 million for the year ended December 31, 1995 to approximately $1.8 million for the same period in 1996, as a result of added travel and professional fees resulting from the expansion of the senior loan program.

 Comparison of the Year Ended December 31, 1995 Versus the Year Ended December 31, 1994

  Net income for the year ended December 31, 1995, before an extraordinary item, was $3.7 million, or $0.91 per share, an increase of 16.9% from $3.2 million, or $0.77 per share, reported in the previous year, based on 4,091,000 and 4,159,000 average shares outstanding, respectively. Net income after the effect of an extraordinary item of $393,000, or $0.09 per share, was $3.3 million or $0.82 per share. The extraordinary item related to a one-time charge in the third quarter for repayment of approximately $31 million in variable rate debt with a $30 million 7.89% fixed rate 10-year loan, and the replacement of the Company's credit line.

  Revenues increased $4.1 million, or 24%, in 1995, as a result of the properties acquired during 1994 and added revenues from the newly created Senior Care Division. Rent revenues including tenant reimbursements and parking fees increased $2.4 million from $16.5 million to $18.9 million. This increase was due primarily to the acquisition of the following five properties in 1994: Holy Cross Medical Plaza in January, Regents Medical Center in June, Sherman Oaks Medical Plaza in June, Cigna HealthCare Building in July and 1095 Irvine Boulevard in October. Operations for the year ended December 31, 1994, included only partial year revenues for all of the five properties except for the 1095 Irvine Boulevard building. The 1995 revenues benefited from a full year of operations except for the 1095 Irvine Boulevard building which was placed in service in August of 1995. The MOB Division also benefited from higher occupancy rates: 94% for 1995, up from an average of 92% in 1994.

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

  Under generally accepted accounting principals, the Company is required to average the billable rent due over the term of its leases and include a portion of future years' billable rent increases in the current year's rent revenues. This accounting practice creates an "unbilled rent receivable" from the Company's tenants. In conjunction with the preparation of its financial statements, the Company reviews all receivable accounts, including its unbilled rent receivable for purposes of determining the collectability of such receivables. Management believes that the overall trend toward larger medical provider groups has contributed toward the financial stability of the existing tenant population which, in turn, has led to improved collections of monthly rent billings. This improved collections rate has allowed the Company to decrease its allowance for doubtful accounts including the corresponding allowance for unbilled rent receivable. The Company believes that the current level of allowance is appropriate.

  Beginning late in the second quarter of 1995, the Company began recognizing revenues from its new Senior Care Division. Interest and loan fees totaled $1.8 million in 1995 versus $113,000 in 1994.

  Total 1995 expenses increased approximately $3.5 million, or 26%, from $13.6 million in 1994 to $17.1 million in 1995. The majority of the increase was the result of added interest expense which climbed $2.8 million from $3.6 million in 1994 to $6.4 million in 1995. Two factors fueled the increase: higher debt and increased rates of interest. Outstanding debt increased from $74.0 million to $111.6 million at December 31, 1994 and 1995, respectively. In general, 1995 interest rates were up from 1994 and this was amplified by the fact that rate caps on the Company's interest rate protection agreements also increased from 4% in 1994 to 5% in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of medical offices and senior care lending activities and primarily consist of FFO less dividends. Since the IPO, external sources have primarily consisted of various secured loans and lines of credit. The Company's ability to expand its medical office and senior care lending operations requires continued access to capital to fund new acquisitions and loans. During 1996, the Company's payout ratio was approximately 77% of its funds from operations. Undistributed FFO were used internally to fund maintenance capital expenditures necessary to maintain the Company's existing properties. All of the Company's properties secure existing notes payable.

 Debt Structure

  As of December 31, 1996, the Company had $109.0 million of debt, of which $44.6 million, or 40.9%, was floating rate and $64.4 million, or 59.1%, was fixed rate. The seven loans comprising the $109.0 million in debt are described below.

  In August 1995 the Company borrowed $30 million from Nomura for ten years at a fixed rate of 7.89%. The note had an outstanding balance of approximately $29.5 million as of December 31, 1996 and amortizes on a 25-year schedule. The following Properties have been pledged as security for the $30 million blanket first trust deed: 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford Drive.

  Concurrently with the above described fixed rate loan from Nomura, the Company obtained a new $20 million credit line from Tokai Bank of California. The loan is secured by a blanket first trust deed on Holy Cross, St. Joseph's Professional Building in Burbank, St. Joseph's Medical Center of Orange, and the recently acquired Tustin Properties. The credit line requires monthly interest payments at 30-day LIBOR plus 1.75% and is due August 17, 1998. At any time prior to maturity, and upon 30 days notice, the Company may convert the outstanding balance or increments thereof into a five year term loan. Upon conversion, the new term loan would bear interest at the variable rate of prime plus 50 basis points or LIBOR plus 175 basis points. As of December 31, 1996 the Company owed $15.4 million and was paying interest at the rate of 7.3% per annum. As of March 21, 1997, $18.0 million in principal is outstanding at a rate of 7.55% per annum.

  In May 1996, the Company repaid loans of $6.2 million, $6.4 million and $6.9 million secured by the Cigna HealthCare property, Sherman Oaks Medical Plaza, and Regents Medical Center, respectively with the proceeds of a new loan from Nomura. These loans were retired with the proceeds of a new $19.8 million ten year fixed rate loan bearing interest at 8.5%. When the Company reacquired the 436 North Bedford Drive property, the Company borrowed an additional $15.2 million as part of the purchase price and increased the $19.8 million loan to $35.0 million with a due date of August 10, 2006. As of December 31, 1996, the note had an outstanding balance of approximately $34.9 million and amortizes on a 25 year schedule. The following properties have been pledged as security for the $35 million blanket first trust deed: Sherman Oaks Medical Plaza, Regents Medical Center, Cigna HealthCare Building and 436 North Bedford Drive.

  The 435 North Roxbury Drive property is security for the $8.1 million loan from Citibank, N.A. ("Citibank"). The mortgagor on this loan is 435 North Roxbury Drive, Ltd. (the "Roxbury Partnership"), of which the Operating Partnership is the sole general partner with a 61.75% interest. The Citibank loan came due on June 1, 1996 at which time the loan had a $9.0 million balance. Under the terms of the extension agreement, Citibank required the Roxbury Partnership to make two principal payments aggregating $650,000 and, effective June 1, 1996, to begin making monthly principal reductions of $35,000 per month plus accrued interest. The agreement extended the loan's maturity date from June 1, 1996 to May 31, 1999. In addition, pursuant to the loan extension agreement, the Roxbury Partnership is also required to make additional semiannual principal reductions equal to the amount of excess cash flow from the 435 North Roxbury Drive property. The interest rate is adjusted monthly to 30-day LIBOR plus 1.50%. In order to comply with the terms of the loan extension agreement, the Operating Partnership made a $350,000 unsecured loan to the Roxbury Partnership to enable it to meet the principal repayments required by the loan extension. As of March 31, 1997 the interest rate on the Citibank loan was 7.4%.

  In December 1995, the Company obtained a one-year $14.0 million term loan from GMAC-CM which is secured by $21.0 million of face value, Series A Health Care Revenue Bonds issued by the Massachusetts Industrial Finance Agency. The loan was originally due on December 6, 1996 and required monthly interest only payments, in arrears, at prime plus 1.5%. As of December 31, 1996 interest was accruing at a rate of 9.75%. The Company exercised its option to extend the loan for six months to June 6, 1997. In March 1997 the Company sold the Series A Health Care Revenue Bonds to the GLN Venture, pursuant to which the GLN Venture assumed the $14 million debt to GMAC-CM.

  During 1996, the Company obtained three new loans from GMAC-CM secured by the Company's senior care notes receivable. The three loans provided the Senior Care Division with $12.0 million in cash which was used to fund new senior care loans secured by The Phoenix, a senior care facility in Olathe, Kansas, Beacon Manor in Indiana Township, Pennsylvania and Carroll Manor in Hyattsville, Maryland. As of December 31, 1996, two loans totaling $7.1 million remained outstanding, including a $3.0 million one-year term loan due May 31, 1997 and a $4.1 million one-year term loan due June 17, 1997. Both of these one-year term loans require interest only monthly payments at the prime rate of interest as established by Citibank (8.25% as of December 31, 1996).

 Capital Commitments

  In November 1996, the Company entered into the GLN Venture with Nomura to expand the Senior Care Division's activities. The Company and Nomura have agreed to contribute $10.0 million and $30.0 million, respectively, to the GLN Venture, and GMAC-CM has agreed to provide the GLN Venture with a credit line of up to $50.0 million secured by loans originated by the GLN Venture.

  The Company is responsible for administering the short term loans originated by the GLN Venture and will receive reimbursement from the GLN Venture for its general and administrative expenses associated with the GLN Venture. Due to its structure, the operations of the GLN Venture do not appear on the Company's balance sheet and there is no recourse to the Company for the GLN Venture. Cash flow generated by each loan made through the GLN Venture is distributed in the following order: (i) to repay GMAC-CM's outstanding principal and interest; (ii) to repay capital of the loan allocated to Nomura;
(iii) to repay capital of the loan allocated to the Company; (iv) to pay Nomura a 9% return on its capital; (v) to pay the Company a 9% return on its capital. After cash generated by loans made through the GLN Venture is distributed as described above, Nomura and the Company share equally in any further distributions.

  In February 1997, the Company also entered into the PHP Joint Venture, which purchased six primary health care facilities in New Jersey, totaling approximately 80,000 rentable square feet, at a purchase price of approximately $22.4 million. The Company and PHP funded the $4.4 million down payment in proportion to their ownership interests in the PHP Joint Venture (80.5% for the Operating Partnership and 19.5% for PHP), with the Company's contribution financed by a loan from the GLN Venture to the Company. The balance of the purchase price was financed by two loans from PHP and secured by first and second deeds of trust. Subject to certain conditions, PHP has an option to acquire the Company's interest in the PHP Joint Venture at any time prior to July 31, 1997. PHP has leased the properties from the PHP Joint Venture pursuant to a 25 year net operating lease and has a three-year contract as a preferred provider to Blue Cross/Blue Shield of New Jersey (the seller of the properties) whereby PHP will provide medical services on the properties to Blue Cross/Blue Shield of New Jersey insurance plan members. Charles P. Reilly, a director of the Company and Chairman of the Compensation Committee of the Board of Directors of the Company, is Chairman of the Board of Directors of PHP.

  The Company owes approximately $21.1 million on notes payable that are due in 1997. All of the Company's loans due in 1997 are secured by bonds or loans related to senior care facilities. Management believes that the notes and bonds receivables of the Company will be paid or sold and a portion of the proceeds will be used to extinguish the related notes payable prior to their due dates and in the ordinary course of business.

  The Company expects to continue meeting its short term liquidity and operating requirements, as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements, in the short and long term, through its working capital and cash flow provided by operations. The Company expects to continue meeting its long-term liquidity requirements, such as refinancing mortgages, financing acquisitions and financing major capital improvement projects through long-term borrowings, the issuance of debt securities and the offering of additional equity securities.

  As of March 21, 1997, the Company had $49.3 million of outstanding debt at variable rates ranging from 7% to 9 3/4%. The interest rates on these loans may be affected by inflationary conditions and economic factors.

 Distributions

  In 1996, the Company announced two distribution increases. During the first quarter of 1996 the Company increased the quarterly dividend from $0.31 per share in the fourth quarter of 1995 to $0.32 per share for the first quarter of 1996. In the third quarter, the Company again increased the dividend to $0.36 per share from its first and second quarter levels of $0.32 per share. The effective dividend for the year ended December 31, 1996 was $1.36 per share as compared to $1.24 per share for the year ended December 31, 1995. The Company declared a quarterly distribution for the first quarter of 1997 in the amount of $0.36 per share to be paid on April 16, 1997 to stockholders of record as of March 31, 1997, which is equal to an annualized distribution of $1.44 per share.

 Financing Policies

  To the extent that the Board of Directors of the Company decides to seek additional funding, the Company may raise such capital using various means, including retention of internally generated funds (subject to the distribution requirements in the Code with respect to REITs), existing working capital and possibly the issuance of additional debt (secured or unsecured) or equity securities or any combination of the above. If, as is the case with this Offering, the Board of Directors determines to raise additional equity capital to fund investments by the Operating Partnership, the Company will contribute such funds to the Operating Partnership as a contribution to capital and purchase of additional interests in the Operating Partnership. It is anticipated that borrowings will continue to be made through the Operating Partnership or other entities, although the Company may also incur indebtedness that may be re-borrowed by the Operating Partnership on the same terms and conditions as are applicable to the Company's borrowing of such funds. The Company has not established any limit on the number or amount of mortgages or unsecured debt that may be placed on any single property or on its portfolio as a whole.

  The Board of Directors also has the authority to cause the Operating Partnership to issue additional Units in any manner (and subject to certain limitations in the Partnership Agreement on such terms and for such consideration) as it deems appropriate.

  The Board of Directors of the Company may also decide to seek financing for the purposes of managing the Company's balance sheet by adjusting the Company's existing capitalization. The refinancing of the Company's balance sheet may entail the issuance and/or retirement of debt, equity or hybrid securities.

 Funds from Operations

  Industry analysts generally consider Funds from Operations (FFO) to be an appropriate measure of the performance of a REIT. The Company's financial statements use the concept of FFO as defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is calculated to include the minority interests' share of income since the Operating Partnership's net income is allocated proportionately among all owners of Operating Partnership Units. The number of Operating Partnership units held by the Company is identical to the number of outstanding shares of the Company's Common Stock, and owners of Operating Partnership Units may, at their discretion, convert their Units into shares of Common Stock on a one-for-one basis.

  The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for each of the four quarters and the year ended December 31, 1996 for the Operating Partnership:

                               G&L REALTY CORP.

                             FUNDS FROM OPERATIONS
            FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 1996

                                               QUARTER                  YEAR
                                   ----------------------------------  -------
                                     1ST      2ND      3RD      4TH     1996
                                   -------  -------  -------  -------  -------
                                               (IN THOUSANDS)
FUNDS FROM OPERATIONS (1):
--------------------------
Net income........................ $ 1,353  $ 5,957  $ 1,195  $ 1,196  $ 9,701
Extraordinary (gain)..............     --    (9,311)     --       --    (9,311)
Minority interest in Operating
 Partnership......................     153     (380)     151      141       65
                                   -------  -------  -------  -------  -------
Operating Partnership income
 (loss) before extraordinary gain
 (loss)...........................   1,506   (3,734)   1,346    1,337      455
Loss on disposition of real
 property.........................     --     4,874      --       --     4,874
Depreciation of real estate
 assets...........................     667      642      610      702    2,621
Amortization of deferred lease
 costs............................      40       30       17       19      106
Adjustment for minority interest
 in consolidated partnership......      (7)      (7)      (7)      (7)     (28)
                                   -------  -------  -------  -------  -------
Operating Partnership funds from
 operations.......................   2,206    1,805    1,966    2,051    8,028
Minority interest in Operating
 Partnership......................    (224)    (184)    (215)    (224)    (847)
                                   -------  -------  -------  -------  -------
 FUNDS FROM OPERATIONS............ $ 1,982  $ 1,621  $ 1,751  $ 1,827  $ 7,181
                                   =======  =======  =======  =======  =======
Dividends declared................ $ 1,300  $ 1,300  $ 1,462  $ 1,463  $ 5,525
Pay-out ratio.....................    65.6%    80.2%    83.5%    80.1%    76.9%
Weighted average shares and
 units:........................... 4,521.7  4,523.1  4,561.0  4,561.0  4,541.7
ADDITIONAL DATA
---------------
Cash Flows:
-----------
 Operating activities.............     854    3,087    1,378      407    5,726
 Investing activities.............    (149) (15,990)  (9,109)  (1,835) (23,413)
 Financing activities.............    (227)  13,891    7,447    2,472   18,639
Capital Expenditures:
---------------------
 Building improvements............      70      128      168       72      438
 Tenant improvements..............     328      391      372      611    1,702
 Furniture, fixtures and
  equipment.......................       2       25       15       38       80
 Leasing commissions..............      33       34       31       51      149
Depreciation and Amortization:
------------------------------
 Depreciation of real estate
  assets..........................     667      642      610      702    2,621
 Depreciation of non-real estate
  assets..........................      11       11       11       14       47
 Amortization of deferred lease
  costs...........................      40       30       17       19      106
 Amortization of capitalized
  financing costs.................      99      157      139      108      503
Rents:
------
 Straight-line rent...............   4,022    3,651    3,723    4,400   15,796
 Billed rent......................   4,056    3,765    3,697    4,273   15,791

-------
(1) FFO represents net income computed in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT effective as of January 1, 1996. FFO should not be considered as an alternative to net income or any other indicator developed in accordance with generally accepted accounting principles, consistently applied, including measures of liquidity such as cash flows from operations, investing, and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation; therefore, FFO may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indicator of an entity's ability to recover its investments in properties.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  See Index to Consolidated Financial Statements and Schedules on Page 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

  The information required by this item is contained in the Company's definitive proxy statement for its 1997 annual meeting of stockholders which will be filed on or before April 30, 1997 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is contained in the Company's definitive proxy statement for its 1997 annual meeting of stockholders which will be filed on or before April 30, 1997 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is contained in the Company's definitive proxy statement for its 1997 annual meeting of stockholders which will be filed on or before April 30, 1997 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is contained in the Company's definitive proxy statement for its 1997 annual meeting of stockholders which will be filed on or before April 30, 1997 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES:

                                                                            PAGE
                                                                         REFERENCE
                                                                         FORM 10-K
                                                                         ---------
      1.  CONSOLIDATED FINANCIAL STATEMENTS:
          Independent Auditors' Report................................      F-1
          Consolidated Balance Sheets as of December 31, 1996 and
          1995........................................................      F-2
          Consolidated Statements of Operations for the Years Ended
           December 31, 1996, 1995 and 1994...........................      F-3
          Consolidated Statement of Stockholders' Equity for the Years
           Ended December 31, 1996, 1995 and 1994.....................      F-4
          Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1996, 1995 and 1994...........................   F-5 and 6
          Notes to Consolidated Financial Statements..................   F-7 to 20
      2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:
          All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included elsewhere in the
          Consolidated Financial Statements or the Notes thereto.

  (B) REPORTS ON FORM 8-K

      Not applicable.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
G&L Realty Corp.:

  We have audited the accompanying consolidated balance sheets of G&L Realty Corp. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          /s/ Deloitte & Touche LLP

Los Angeles, California
February 10, 1997

                                G&L REALTY CORP.

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
                      ASSETS
                      ------
Rental properties (Notes 3, 7, 16, 17 and 20):
  Land............................................. $ 17,095,674  $ 15,262,221
  Building and improvements, net...................   76,135,387    76,884,946
                                                    ------------  ------------
    Total rental properties........................   93,231,061    92,147,167
Cash and cash equivalents (Note 2).................    2,231,913     1,280,191
Other receivables, net (Note 6)....................      681,772       129,265
Tenant rent and reimbursements receivable, net
 (Note 5)..........................................    1,048,428       709,436
Unbilled rent receivable, net (Note 11)............    1,477,527     2,581,756
Mortgage loans and bonds receivable, net (Note 8)..   14,358,181    33,633,635
Assets available for sale (Note 9).................   20,522,652           --
Deferred charges and other assets, net (Note 4)....    2,444,751     2,865,707
                                                    ------------  ------------
    TOTAL ASSETS................................... $135,996,285  $133,347,157
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

LIABILITIES:
  Notes payable (Note 7)........................... $109,025,417  $111,626,872
  Accounts payable and other liabilities...........    1,462,210     1,766,718
  Distributions payable............................    1,641,970     1,401,607
  Tenant security deposits.........................    1,033,580     1,032,437
                                                    ------------  ------------
    Total liabilities..............................  113,163,177   115,827,634
Commitments and Contingencies (Note 13)............          --            --
Minority interest in consolidated partnership......   (2,718,474)   (2,846,777)
Minority interest in Operating Partnership.........    3,103,479     2,099,204
STOCKHOLDERS' EQUITY (Notes 12 and 15):
  Preferred shares--$.01 par value, 10,000,000
   shares authorized, no shares issued.............          --            --
  Common shares--$.01 par value, 50,000,000 shares
   authorized, 4,062,500 and 4,062,000 shares
   issued and outstanding as of December 31, 1996
   and 1995, respectively..........................       40,625        40,620
  Additional paid-in capital.......................   23,710,054    23,705,496
  Distributions in excess of net income............   (1,302,576)   (5,479,020)
                                                    ------------  ------------
    Total stockholders' equity.....................   22,448,103    18,267,096
                                                    ------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..... $135,996,285  $133,347,157
                                                    ============  ============

          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEAR ENDED DECEMBER 31,
                                         -------------------------------------
                                            1996         1995         1994
                                         -----------  -----------  -----------
REVENUES:
  Rental (Note 11)...................... $15,796,163  $16,801,193  $14,740,358
  Tenant reimbursements.................     727,874      731,860      586,974
  Parking...............................   1,250,760    1,388,042    1,196,264
  Interest, loan fees and other.........   6,711,900    1,834,558      113,268
  Other.................................     548,851      651,884      650,009
                                         -----------  -----------  -----------
    Total revenues .....................  25,035,548   21,407,537   17,286,873
                                         -----------  -----------  -----------
EXPENSES:
  Property operations...................   5,695,802    5,198,933    4,317,016
  Earthquake costs (reimbursements).....         --      (133,162)     635,075
  Depreciation and amortization.........   3,276,287    4,047,277    3,696,993
  Interest..............................   8,819,270    6,372,002    3,625,316
  General and administrative............   1,786,319    1,639,678    1,297,694
  Loss on disposition of real estate
   (Note 16)............................   4,873,788          --           --
                                         -----------  -----------  -----------
    Total expenses......................  24,451,466   17,124,728   13,572,094
                                         -----------  -----------  -----------
Income from operations before minority
 interests and
 extraordinary gains (losses)...........     584,082    4,282,809    3,714,779
Minority interest in consolidated
 partnership............................    (128,303)    (130,987)    (167,494)
Minority interest in Operating
 Partnership............................     (65,065)    (417,016)    (352,794)
                                         -----------  -----------  -----------
Income before extraordinary gains
 (losses)...............................     390,714    3,734,806    3,194,491
Extraordinary gains (losses) (net of
 minority interest) (Note 16)...........   9,310,730     (393,401)         --
                                         -----------  -----------  -----------
Net income ............................. $ 9,701,444  $ 3,341,405  $ 3,194,491
                                         ===========  ===========  ===========
Per share data:
  Income before extraordinary gains
   (losses)............................. $      0.10  $      0.91  $      0.77
  Extraordinary gains (losses)..........        2.23        (0.09)        0.00
                                         -----------  -----------  -----------
  Net income............................ $      2.33  $      0.82  $      0.77
                                         ===========  ===========  ===========
Weighted average number of outstanding
 shares.................................   4,171,535    4,090,769    4,159,000


          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            COMMON STOCK      ADDITIONAL   DISTRIBUTIONS     TOTAL
                          ------------------    PAID-IN    IN EXCESS OF  STOCKHOLDERS'
                           SHARES    AMOUNT     CAPITAL     NET INCOME      EQUITY
                          ---------  -------  -----------  ------------- -------------
BALANCE JANUARY 1, 1994.  4,159,000  $41,590  $25,123,557   $  (127,206)  $25,037,941
Adjustments to
 accumulated deficit....                         (100,736)                   (100,736)
Net income..............                                      3,194,491     3,194,491
Distributions declared..                                     (6,820,760)   (6,820,760)
                          ---------  -------  -----------   -----------   -----------
BALANCE DECEMBER 31,
 1994...................  4,159,000   41,590   25,022,821    (3,753,475)   21,310,936
Adjustment to
 accumulated deficit....                         (503,763)                   (503,763)
Repurchase of common
 stock..................    (97,000)    (970)    (813,562)                   (814,532)
Net income..............                                      3,341,405     3,341,405
Distributions declared..                                     (5,066,950)   (5,066,950)
                          ---------  -------  -----------   -----------   -----------
BALANCE DECEMBER 31,
 1995...................  4,062,000   40,620   23,705,496    (5,479,020)   18,267,096
Additional shares
 issued.................        500        5        4,558                       4,563
Net income..............                                      9,701,444     9,701,444
Distributions declared..                                     (5,525,000)   (5,525,000)
                          ---------  -------  -----------   -----------   -----------
BALANCE DECEMBER 31,
 1996...................  4,062,500  $40,625  $23,710,054   $(1,302,576)  $22,448,103
                          =========  =======  ===========   ===========   ===========




          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1996          1995          1994
                                      ------------  ------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income..........................  $  9,701,444  $  3,341,405  $  3,194,491
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Extraordinary (gains) losses on
   retirement of debt...............    (9,310,730)      393,401           --
  Loss on disposition of rental
   property.........................     4,873,788           --            --
  Depreciation and amortization.....     3,276,287     4,047,277     3,696,993
  Minority interests................       193,368       548,003       520,288
  Unbilled rent receivable..........        (5,053)     (116,879)     (232,402)
  Allowance for doubtful notes,
   bonds and accounts receivable....       876,925      (310,074)       55,090
  (Increase) decrease in:
   Prepaid expense..................      (152,558)       73,720        37,374
   Other receivables................      (891,165)      576,351      (263,040)
   Tenant rent and reimbursements
    receivable......................      (842,483)     (117,456)       39,424
   Accrued interest receivable and
    loan fees.......................    (1,102,005)     (629,244)          --
  Increase (decrease) in:
   Accounts payable and other
    liabilities.....................      (893,157)       11,347       316,636
   Tenant security deposits.........         1,143        44,468       266,772
                                      ------------  ------------  ------------
Net cash provided by operating
 activities.........................     5,725,804     7,862,319     7,631,626
                                      ------------  ------------  ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Additions to rental properties......    (2,220,278)   (1,872,508)   (1,830,716)
Purchases of real estate assets.....   (21,549,954)     (800,000)  (41,713,637)
Acquisition of assets available for
 sale...............................      (307,050)          --            --
Pre-acquisition costs...............    (1,010,749)   (1,203,838)          --
Return of pre-acquisition deposits..     2,011,727           --            --
Leasing commissions.................      (148,819)     (156,541)     (208,015)
Investment in notes and bonds
 receivable.........................   (14,755,383)  (33,004,391)          --
Principal payments received from
 notes and bonds receivable.........    14,567,240           --     12,200,000
                                      ------------  ------------  ------------
Net cash used in investing
 activities.........................   (23,413,266)  (37,037,278)  (31,552,368)
                                      ------------  ------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Notes payable proceeds..............    47,000,000    82,156,447    28,652,248
Repayment of notes payable..........   (21,018,432)  (44,547,752)     (134,069)
Deferred financing costs............    (1,396,858)   (1,775,674)     (397,070)
Sale (purchase) of common stock and
 partnership units..................         4,563      (814,532)          --
Distributions.......................    (5,950,089)   (5,732,322)   (6,272,447)
                                      ------------  ------------  ------------
Net cash provided by financing
 activities.........................    18,639,184    29,286,167    21,848,662
                                      ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS...................       951,722       111,208    (2,072,080)
BEGINNING CASH AND CASH EQUIVALENTS.     1,280,191     1,168,983     3,241,063
                                      ------------  ------------  ------------
ENDING CASH AND CASH EQUIVALENTS....  $  2,231,913  $  1,280,191  $  1,168,983
                                      ============  ============  ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for
 interest...........................  $  8,874,008  $  6,200,777  $  3,600,365
                                      ============  ============  ============

          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                  YEAR ENDED DECEMBER 31,
                                             ----------------------------------
                                                1996         1995       1994
                                             -----------  ---------- ----------
NONCASH INVESTING ACTIVITIES:
  Property acquired in exchange for
   partnership units (Note 17).............. $   549,010
                                             ===========
NONCASH FINANCING ACTIVITIES:
Net cost of assets transferred to lien
 holder (Note 16):
  Land...................................... $ 2,046,547
  Buildings and improvements................  21,600,736
  Tenant improvements.......................     477,245
    Accumulated depreciation................  (3,557,101)
                                             -----------
      Total rental property.................  20,567,427
  Unbilled rent receivable, net.............   1,109,282
  Other receivables, net....................      90,658
  Tenant rent and reimbursements receivable,
   net......................................     249,566
  Leasing commissions, net..................     180,782
  Deferred charges and other assets.........      87,424
  Accounts payable and other liabilities....     588,649
                                             -----------
Net cost of assets transferred to lien
 holder.....................................  22,873,788
Nonrecourse debt extinguished...............  28,500,000
                                             -----------
Excess of nonrecourse debt over net cost of
 assets surrendered......................... $ 5,626,212
                                             ===========
Noncash gain from transfer of property to
 lien holder:
  Extraordinary gain on retirement of debt.. $ 9,310,730
  Minority interest share of extraordinary
   gain.....................................   1,055,650
                                             -----------
  Extraordinary gain on retirement of debt..  10,366,380
  Extraordinary loss related to other
   refinancing transactions.................     133,620
                                             -----------
  Extraordinary gain on transfer of property
   to lien holder...........................  10,500,000
  Loss on disposition of rental property....  (4,873,788)
                                             -----------
Net noncash gain from transfer of property
 to lien holder............................. $ 5,626,212
                                             ===========
Distributions declared not yet paid......... $ 1,462,500  $1,401,607 $1,604,706
                                             ===========  ========== ==========

          See accompanying notes to Consolidated Financial Statements

                               G&L REALTY CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

  G&L Realty Corp. (the "Company") was formed as a Maryland corporation on September 15, 1993 by Daniel M. Gottlieb and Steven D. Lebowitz to continue the ownership, management, acquisition and development operations of medical office buildings conducted previously by G&L Development, the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through, the following Delaware limited partnerships:

  G&L Realty Partnership, L.P. (the "Operating Partnership")
  G&L Realty Financing Partnership II, L.P. (the "Realty Financing
  Partnership")
  G&L Medical Partnership, L.P. (the "Medical Partnership")

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

  Reference, in these consolidated financial statements, to the Company, its operations, assets and liabilities includes the operations, assets and liabilities of its wholly owned subsidiaries, the Operating Partnership, the Realty Financing Partnership, the Medical Partnership and 435 North Roxbury Drive, Ltd., (the "Roxbury Partnership"), a California limited partnership in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner.

  Prior to August 1995, the Company, through its wholly owned subsidiary, G&L Financing, Inc., a Delaware corporation, was the sole general partner and 1% owner of G&L Realty Financing Partnership, L.P. (the "Financing Partnership"), a Delaware limited partnership. The Operating Partnership was the sole limited partner and 99% owner of the Financing Partnership which owned six medical office buildings. These six buildings were security for a $42.5 million credit line which was paid off on August 17, 1995. Thereafter, the Financing Partnership was liquidated and the assets were transferred to its partners.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business. The Company is a growth-oriented health care Real Estate Investment Trust ("REIT") with two major areas of operation: (a) the Medical Office Building Division, which owns, develops and manages high-quality, strategically located properties, and (b) the Senior Care Division, which provides loan funds to facilitate the sale of skilled nursing and assisted living facilities to various entities throughout the United States.

  Basis of presentation. The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, the Realty Financing Partnership, the Medical Partnership and, prior to its liquidation, the Financing Partnership. The interests in the Operating Partnership and Roxbury Partnership not owned by the Company have been reflected in minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to the current year's presentation.

  Properties. The Operating Partnership, the Realty Financing Partnership, the Medical Partnership and the Roxbury Partnership own a 100% fee simple interest in all of the properties.

                               G&L REALTY CORP.

  Income taxes. The Company qualified and elected to be taxed as a REIT for federal income tax purposes. Such qualification and taxation as a REIT depends upon the Company's ability to meet, on a continuing basis, various REIT qualification requirements. As a REIT, the Company is eligible for a deduction for dividends paid to shareholders. For the years ended December 31, 1996, 1995 and 1994, the Company paid dividends to its stockholders in excess of its earnings and profits (See Note 12). Therefore, no provisions for federal income taxes are included in the accompanying financial statements.

  Real estate and depreciation. Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

      Buildings and improvements.................................. 40 years
      Tenant improvements......................................... Life of lease
      Furniture, fixtures and equipment........................... 5 years

  Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all costs directly related to acquisitions are capitalized.

  Revenue recognition. Base rental income is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Certain leases include rent concessions and escalation clauses creating an effective rent which is included in unbilled rent receivable (Note 11).

  Cash and cash equivalents. All demand and money market accounts and short-term investments in governmental funds with a maturity of three months or less are considered to be cash and cash equivalents. Cash equivalents are carried at cost which approximates fair value due to the short period of time to maturity. As of December 31, 1996, the Company had $1,966,993 in a segregated interest bearing account to be used for debt service due in January 1997, current property taxes, insurance and property improvements. Throughout the year, the Company maintained balances in various operating and money market accounts in excess of federally insured limits.

  Deferred charges and other assets. Deferred charges and other assets consist of leasing commissions, deferred loan fees, financing costs, investments, deposits and prepaid expenses.

  Leasing commissions are amortized on a straight-line basis over the lives of the leases which range typically from five to ten years. Deferred loan fees are amortized over the terms of the respective agreements.

  The Company incurred costs relating to new loans and certain refinancings, interest rate protection agreements and a $20 million credit facility (Note
7). Refinancing costs are capitalized and amortized over the term of the related loan. Interest rate protection agreement fees are capitalized and amortized over the term of the agreements.

  Minority interest in consolidated partnership. The Operating Partnership, as sole general partner, has a 61.75% ownership interest in the Roxbury Partnership which owns the property located at 435 North Roxbury Drive. The minority interest is a debit balance that resulted from depreciation allocations and cash distributed to minority interest partners in excess of their original investment and subsequent accumulated earnings. It is management's opinion that the deficit is adequately secured by the unrecognized appreciated value of the Roxbury property and will be recovered through an accumulation of undistributed earnings or sale of the property.

  Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               G&L REALTY CORP.

  Long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to a value equal to the net present value of the expected future cash flows and an impairment loss will be recognized. Management believes that the expected future cash flows of its long-lived assets exceeded the related book values as of December 31, 1996 and 1995.

  Per share data. Earnings per share are computed based upon the weighted average number of common shares of the Company's Common Stock, $.01 par value (the "Common Stock") outstanding during the period. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options granted under the Company's stock incentive plan. Computation of the number of shares is included in Note 15.

3. BUILDINGS AND IMPROVEMENTS

  Buildings and improvements consist of the following:

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
      Buildings and improvements................... $ 81,676,782  $ 84,638,984
      Tenant improvements..........................    4,708,425     3,450,249
      Furniture, fixtures and equipment............      358,798       296,070
                                                    ------------  ------------
                                                      86,744,005    88,385,303
      Less accumulated depreciation and
       amortization................................  (10,608,618)  (11,500,357)
                                                    ------------  ------------
        Total...................................... $ 76,135,387  $ 76,884,946
                                                    ============  ============

4. DEFERRED CHARGES AND OTHER ASSETS

  Deferred charges and other assets consist of the following:

                                                             DECEMBER 31,
                                                         ----------------------
                                                            1996        1995
                                                         ----------  ----------
      Loan fees......................................... $2,060,620  $1,459,051
      Pre-acquisition costs.............................     17,194   1,203,838
      Leasing commissions...............................    462,071   1,115,595
      Prepaid expense and other assets..................    272,004      46,643
                                                         ----------  ----------
                                                          2,811,889   3,825,127
      Less accumulated amortization.....................   (367,138)   (959,420)
                                                         ----------  ----------
        Total........................................... $2,444,751  $2,865,707
                                                         ==========  ==========

                               G&L REALTY CORP.

5. TENANT RENT AND REIMBURSEMENTS RECEIVABLE

  Tenant rent and reimbursements receivable are net of the allowance for uncollectible amounts of $261,425, $7,500 and $107,556 as of December 31, 1996, 1995 and 1994, respectively. The activity in the allowance for uncollectible tenant accounts consisted of the following:

                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1996       1995       1994
                                                ---------  ---------  ---------
      Balance, beginning of year............... $   7,500  $ 107,556  $ 213,107
      Additions................................   498,888    110,284     55,090
      Charge-offs..............................  (244,963)  (210,340)  (160,641)
                                                ---------  ---------  ---------
      Balance, end of year..................... $ 261,425  $   7,500  $ 107,556
                                                =========  =========  =========

6. OTHER RECEIVABLES

   Other receivables consist of all outstanding balances due to the Company other than amounts due from current tenants and are net of the allowance for uncollectible amounts of $248,000 as of December 31, 1996. There was no balance in the allowance account as of December 31, 1994 and 1995 and no activity during the years then ended. The activity in the allowance for uncollectible accounts for the year ended December 31, 1996 was as follows:

      Balance, beginning of year...................................... $    --
      Additions.......................................................  248,000
      Charge-offs.....................................................      --
                                                                       --------
      Balance, end of year............................................ $248,000
                                                                       ========

                                G&L REALTY CORP.

7. NOTES PAYABLE

  Notes payable consist of the following:

                                                             DECEMBER 31,
                                                       -------------------------
                                                           1996         1995
                                                       ------------ ------------
   Note due August 14, 1995, collateralized by deed
    of trust, interest payable monthly at 30-day
    LIBOR plus 1.25% per annum (retired May 24,
    1996)............................................           --  $ 28,500,000
   Note due May 31, 1999, collateralized by deed of
    trust, interest payable monthly at 30-day LIBOR
    plus 1.50% per annum, note requires monthly
    principle payments of $35,000 plus semiannual
    payments equal to excess cash flow, as defined in
    the loan extension agreement.....................  $  8,070,000    9,000,000
   Note due June 6, 1997, collateralized by a
    security interest in $20,655,000 face value of
    unrated bonds, interest payable monthly at the
    Prime rate of interest plus 1.5% per annum.......    14,000,000   14,000,000
   Note due January 1, 1998, collateralized by deed
    of trust, monthly payments of $67,908 of
    principal and interest, interest at 8.75% per
    annum (retired May 24, 1996).....................           --     6,065,375
   Note due February 23, 1998, collateralized by deed
    of trust, monthly payments of $41,807 of
    principal and interest, interest at 7.55% per
    annum (retired May 24, 1996).....................           --     5,806,821
   Note due February 23, 1998, collateralized by deed
    of trust, interest payable monthly at 7.55% per
    annum (retired May 24, 1996).....................           --       921,090
   Credit line due August 17, 1998, collateralized by
    deeds of trust, $20 million available, interest
    payable monthly at 30-day LIBOR plus 1.75% per
    annum............................................    15,400,000   17,450,000
   Note due June 17, 1997 collateralized by note
    receivable and deed
    of trust, interest payable monthly at the
    Citibank Prime rate of interest .................     4,125,000          --
   Note due May 31, 1997 collateralized by note
    receivable and deed of trust, interest payable
    monthly at the Citibank Prime rate of interest...     3,000,000          --
   Note due August 10, 2006, collateralized by deed
    of trust, monthly payments of $281,641 of
    principal and interest, interest at 8.515% per
    annum............................................    34,915,383          --
   Note due August 10, 2005, collateralized by deed
    of trust, monthly payments of $229,263 of
    principal and interest, interest at 7.89% per
    annum............................................    29,515,034   29,883,586
                                                       ------------ ------------
     Total...........................................  $109,025,417 $111,626,872
                                                       ============ ============

  As of December 31, 1996, 30-day LIBOR was 5.53% and the Citibank Prime rate was 8.25%.

                               G&L REALTY CORP.

  Aggregate future principal payments as of December 31, 1996 are as follows:

                                YEAR ENDING
                                DECEMBER 31
                                -----------
        1997....................................................... $ 22,339,735
        1998.......................................................   16,675,042
        1999.......................................................    8,158,845
        2000.......................................................      994,008
        2001.......................................................    1,094,840
        Thereafter.................................................   59,762,949
                                                                    ------------
          Total.................................................... $109,025,417
                                                                    ============

  As of December 31, 1996, the Company had a $300,000 letter of credit outstanding in favor of a secured lender. The letter of credit is held as additional collateral for tenant security deposits outstanding in the event of a default on the secured loan.

8. MORTGAGE LOANS AND BONDS RECEIVABLE

  Mortgage loans and bonds receivable consist of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1996        1995
                                                        ----------- -----------
   Note due December 31, 1996, collateralized by deed
    of trust, interest payable monthly at 12% per
    annum.............................................  $       --  $ 1,472,500
   Note due May 1, 1997, collateralized by deed of
    trust, interest payable monthly at 12% per annum..          --    4,042,500
   Note due December 31, 1996, collateralized by deed
    of trust, interest payable monthly at 12% per
    annum.............................................          --    2,215,000
   Note due July 31, 1997, collateralized by deed of
    trust, interest accrues monthly at 12% per annum.
    Interest payable in monthly installments of
    $40,800...........................................    4,466,008   4,080,000
   Note due May 31, 1997, construction loan,
    collateralized by deed of trust and pledged stock,
    interest accrues monthly at 10% per annum. Loan
    commitment for $1,225,000.........................    1,185,597   1,135,597
   Unsecured note due April 1, 2008, interest payable
    semiannually at 10% per annum.....................      150,000         --
   Note due September 9, 1997, collateralized by deed
    of trust, interest payable monthly at 12% per
    annum.............................................    1,285,500         --
   Note due June 30, 1997, collateralized by deed of
    trust, interest payable monthly at 12% per annum..    6,175,000         --
   Unrated Series A tax-exempt Industrial Revenue
    Bonds due October 1, 2017, collateralized by deed
    of trust, interest payable semiannually on April 1
    and October 1 at the rate of 9.75% per annum......          --   20,970,000
   Unrated Series B Industrial Revenue Bonds due
    October 1, 2019, collateralized by deed of trust,
    interest payable semiannually on April 1 and
    October 1 at the rate of 9.5% per annum...........    5,000,000   5,000,000
                                                        ----------- -----------
   Total mortgage loans and bonds receivable..........  $18,262,105 $38,915,597
                                                        =========== ===========

                               G&L REALTY CORP.

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
   Mortgage loans and bonds receivable (balance from
    previous page)..................................  $18,262,105  $38,915,597
   Accrued interest.................................    2,783,602    2,561,125
   Reimbursable loan fees and costs advanced........      100,651      161,056
   Loan impound deposits............................      326,635          --
   Discount on Series A and B bonds.................   (6,739,812)  (8,004,143)
   Allowance for uncollectible amounts..............     (375,000)         --
                                                      -----------  -----------
   Total mortgage loans and bonds interest
    receivable......................................  $14,358,181  $33,633,635
                                                      ===========  ===========

  Aggregate future principal pay-downs as of December 31, 1996 are as follows:


      YEAR ENDING
      DECEMBER 31
      -----------
      1997.......................................................... $13,112,105
      2000..........................................................      11,785
      2001..........................................................      12,860
      After 2001....................................................   5,125,355
                                                                     -----------
        Total....................................................... $18,262,105
                                                                     ===========

   The activity in the allowance for uncollectible notes receivable for the year ended December 31, 1996 was as follows:

      Balance, beginning of year...................................... $    --
      Additions.......................................................  375,000
      Charge-offs.....................................................      --
                                                                       --------
      Balance, end of year............................................ $375,000
                                                                       ========

9. ASSETS AVAILABLE FOR SALE

  Assets available for sale as of December 31, 1996 consist of the following:

   Unrated Series A tax-exempt Industrial Revenue Bonds due October
    1, 2017, collateralized by deed of trust, interest payable semiannually at 9.75% per annum (including accrued interest of
    $503,466)......................................................  $20,190,602
   Land............................................................      280,000
   Unsecured subordinated notes receivable due February 1, 2006, interest payable semiannually at 12.0% per annum (including
    accrued interest of $2,050)....................................       27,050
   Miscellaneous supplies and equipment............................       25,000
                                                                     -----------
   Total assets available for sale.................................  $20,522,652
                                                                     ===========

10. FINANCIAL INSTRUMENTS

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

                               G&L REALTY CORP.

  Cash, cash equivalents, tenant rent and other accounts receivable, accounts payable and other liabilities. The carrying amount of these instruments approximates fair value due to their short-term maturities.

  Notes payable. The carrying amount approximates fair value because the interest rates are comparable to rates currently being offered to the Company.

  Mortgage loans and bonds receivable. The estimated fair values of these assets are based upon market values of loans and bonds receivable with similar characteristics adjusted for risk inherent in the underlying transactions. Management estimates the fair value of these assets to approximate their amortized cost basis and, as such, there are no realized or unrealized gains or losses to report.

11. FUTURE MINIMUM RENT

  The Company has operating leases with tenants that expire at various dates through 2010. The minimum rents due under these leases are subject to either scheduled fixed increases or adjustments based on the Consumer Price Index. In general, the retail leases require tenants to pay their pro-rata share of property taxes, insurance and common area operating costs, while the medical office leases require tenants to reimburse the Company for annual increases in property taxes, insurance and specified operating expenses over a base year amount.

  Generally accepted accounting principles require that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as "straight-line rents," creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed (this occurs primarily at the inception of the lease period). As the lease approaches its expiration date, billed rent will eventually exceed the amount of straight-line rent causing the unbilled rent receivable to decline. The straight-line rent calculation assumes no new or renegotiated rents or extension periods during the life of the lease and excludes operating cost reimbursements. The following table summarizes future rents due under existing leases and the corresponding straight-line rent calculation:

                                              STRAIGHT-               UNBILLED
                   YEAR ENDING                  LINE      BILLABLE      RENT
                   DECEMBER 31                  RENT        RENT     RECEIVABLE
                   -----------               ----------- ----------- ----------
      1997.................................. $12,724,855 $12,619,101 $ (105,754)
      1998..................................  10,158,365  10,103,768    (54,597)
      1999..................................   8,072,534   8,056,632    (15,902)
      2000..................................   6,652,884   6,782,225    129,340
      2001..................................   5,138,925   5,309,823    170,899
      Thereafter............................  15,170,613  16,938,142  1,767,529
                                             ----------- ----------- ----------
        Total............................... $57,918,176 $59,809,691 $1,891,515
                                             =========== =========== ==========

   The activity in the allowance for unbilled rent, recorded as a reduction of rental revenue, consisted of the following:

                                                       DECEMBER 31,
                                              ---------------------------------
                                                1996        1995        1994
                                              ---------  ----------  ----------
      Balance, beginning of the year......... $ 967,150  $1,177,168  $1,333,543
      Additions..............................       --          --          --
      Charge-offs............................  (553,162)   (210,018)   (156,375)
                                              ---------  ----------  ----------
      Balance, end of the year............... $ 413,988  $  967,150  $1,177,168
                                              =========  ==========  ==========

                               G&L REALTY CORP.

12. STOCKHOLDERS' EQUITY

  Distributions in excess of net income. As described in Note 2, the Company has elected to be treated as a REIT for federal income tax purposes. As such, the Company is required to distribute at least 95% of its annual taxable income. In reporting periods for which distributions exceed net income, stockholders' equity will be reduced by the excess of distributions over net income. Conversely, net income in excess of distributions increases stockholders' equity. The following table reconciles distributions in excess of net income for the years ended December 31, 1996 and 1995:

                                                          DECEMBER 31,
                                                     ------------------------
                                                        1996         1995
                                                     -----------  -----------
   Distributions in excess of net income at
    beginning of year............................... $(5,479,020) $(3,753,475)
   Net income during the year.......................   9,701,444    3,341,405
   Distributions declared...........................  (5,525,000)  (5,066,950)
                                                     -----------  -----------
   Distributions in excess of net income at end of
    year............................................ $(1,302,576) $(5,479,020)
                                                     ===========  ===========

  For years ended December 31, 1996, 1995 and 1994, cash distributed to shareholders exceeded the Company's taxable income and is therefore considered to be a return of capital. Approximately 42.25%, 47.66% and 64.58% of the distributions paid for the years ended December 31, 1996, 1995 and 1994, respectively, represent a return of capital to shareholders.

  The Company declared a quarterly distribution for the first quarter of 1997 in the amount of $0.36 per share to be paid on April 16, 1997 to stockholders of record on March 31, 1997. This distribution is equal to an annualized distribution of $1.44 per share.

13. COMMITMENTS AND CONTINGENCIES

  Neither the Company, the Operating Partnership, the Realty Financing Partnership, the Medical Partnership, the Roxbury Partnership nor any of the assets within their portfolios of medical office buildings, parking facilities and retail space (the "Properties") is currently a party to any material litigation.

14. CONCENTRATION OF CREDIT RISK

  All of the Company's medical office buildings are located in southern California, other than the properties owned by GL/PHP, LLC in which the Company holds an 80.5% interest (see Note 18). Most of the tenants in these properties provide specialized health care services. The customers of the tenants primarily reside in the nearby area. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industry in which the tenants operate.

  A substantial portion of the Company's assets are invested in debt instruments secured by long-term senior care or skilled nursing facilities. The ability of the facility owners to pay their obligations as they come due, as well as their ability to obtain other permanent financing through the sale of bonds or other forms of long-term financing, is dependent upon their ability to attract patients who are able to pay for the services they require. These facilities have complex licensing requirements as do the professionals they employ. The majority of the services rendered are paid by various federal, state and local agencies. Each of these facilities function in a complex web of changing government regulations which have a significant impact on economic viability.

                               G&L REALTY CORP.

15. STOCK INCENTIVE PLAN

  As of December 31, 1996, the Company had a stock incentive plan under which an aggregate of 520,000 shares of the Company's Common Stock are reserved for issuance. Options are granted at per share amounts not less than fair market value at the date of grant and expire ten years thereafter. Granted options vest in even increments over a two or three year period beginning one year from the grant date. The Company does not charge the estimated compensation cost of options granted against income. Compensation cost is estimated to be the fair value of all options granted based on the Binary option-pricing model. The costs associated with options granted in each of the years ended December 31, 1996 and 1995 are $353,132, and $392,067, respectively. No options were issued during 1994. If the compensation costs had been charged against income at the time of vesting, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            YEAR ENDED DECEMBER
                                                                    31,
                                                            --------------------
                                                             1996   1995   1994
                                                            ------ ------ ------
                                                               (IN THOUSANDS,
                                                                   EXCEPT
                                                             PER SHARE AMOUNTS)
     Net Income
       As reported......................................... $9,701 $3,341 $3,194
       Pro forma........................................... $9,577 $3,289 $3,137
     Earnings per share
       As reported......................................... $ 2.33 $ 0.82 $ 0.77
       Pro forma........................................... $ 2.30 $ 0.80 $ 0.75

  In December 1995, the Company canceled all outstanding options for 218,800 shares of Common Stock which were originally issued at the time of the Company's initial public offering at an average exercise price of $18.25 per share. Concurrently, the Company issued new unvested options for the same aggregate amount with exercise prices of $9.625 per share, the market price on the date the new options were granted.

  A summary of the status of the Company's stock incentive plan as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates is presented in the following table. The average price presented below represents the weighted average exercise price based upon the market value at the grant date.

                                  1996              1995             1994
                             ---------------- ----------------- ----------------
                                      AVERAGE           AVERAGE          AVERAGE
                             SHARES    PRICE   SHARES    PRICE  SHARES    PRICE
                             -------  ------- --------  ------- -------  -------
Outstanding, beginning of
 year......................  256,500  $10.10   238,000  $18.20  240,000  $18.20
  Granted..................  142,600   15.00   241,500    9.65      --      --
  Exercised................     (500)   9.15       --      --       --      --
  Forfeited or canceled....  (31,500) $10.70  (223,000) $18.25   (2,000) $18.25
                             -------  ------  --------  ------  -------  ------
Outstanding, end of year...  367,100  $11.95   256,500  $10.10  238,000  $18.20
                             =======  ======  ========  ======  =======  ======
Options exercisable at
 year-end..................   89,433   10.80    20,500   15.50  126,400   18.20
Weighted-average fair value
 of options granted during
 the year..................           $ 2.50            $ 1.30           $  --

                               G&L REALTY CORP.

  The following table summarizes information relating to the Company's stock incentive plan as of December 31, 1996:

                                               OPTIONS OUTSTANDING
                                              ----------------------
                                                         AVERAGE
                                                      REMAINING LIFE   NUMBER
     EXERCISE PRICE                           NUMBER   (IN MONTHS)   EXERCISABLE
     --------------                           ------- -------------- -----------
      $ 9.15.................................   2,000      101          2,000
        9.65................................. 206,800      108         68,933
       10.00.................................   2,000      102          1,000
       10.40.................................   3,000      107          3,000
       13.65.................................  61,800      113          2,500
       13.75.................................  20,000      114            --
       15.65.................................   2,000      118            --
       15.90.................................   7,500      116            --
       17.00.................................  50,000      120            --
       17.65.................................  12,000       84         12,000

  Fair value of the plan. As of December 31, 1996, the Company estimated the fair value of all options granted to be $726,291, calculated based on the following assumptions:

      Weighted average grant price of stock............................  $11.95
      Risk-free interest rate..........................................    6.43%
      Expected life of the option...................................... 5 years
      Expected volatility of Stock.....................................   25.12%
      Expected Dividends............................................... $  1.44

  The Company assumes that the equivalent risk-free interest rate is the closing market rate, on the last trading day of the year, for ten-year treasury bills.

  The Company's stock incentive plan was introduced in conjunction with its initial public offering on December 16, 1993. As indicated earlier, most of the options issued in 1993 were repriced and reissued in December 1995; therefore, there is insufficient historical data to provide an accurate indicator as to the expected life of the options. For purposes of computing the estimated life of the outstanding option agreements, the Company has assumed the life to be five years.

  The Company uses the treasury stock method for purposes of determining the number of shares to be issued to in conjunction with the Company's stock incentive plan. At a weighted average exercise price of $11.95 and a market price of $17.00 per share as of December 31, 1996, the number of shares to be issued is 109,050.

16. LOSS ON DISPOSITION OF REAL PROPERTY AND EXTRAORDINARY GAIN

  In May 1996, the Company transferred ownership of the property located at 436 North Bedford Drive in Beverly Hills, California (the "Bedford Property") to the holder of the $28.5 million non-recourse lien in satisfaction of the debt ( the "deed-in-lieu transaction"). In August, the Medical Partnership reacquired the Bedford Property for approximately $18,100,000 which was funded by a $15,200,000 loan from Nomura Asset Capital Corporation ("Nomura") and $2,900,000 in cash.

  As a result of the deed-in-lieu transaction, the Company recorded a $4,873,788 loss on disposition of the property (the difference between book value and market value) and a $10,500,000 extraordinary gain from retirement of the related $28,500,000 lien.

                               G&L REALTY CORP.

  During 1996, the Company refinanced three properties and obtained a new $19,800,000 loan from Nomura. The properties, pledged as collateral for the new loan, were subsequently transferred to the Medical Partnership along with the related $19,800,000 loan. In conjunction with the refinancing transaction, the Company negotiated a $350,000 discount on one note, and incurred other costs and prepayment penalties totaling $483,620. In conjunction with the $19,800,000 refinancing, the Company incurred a net extraordinary loss of $133,620. The net extraordinary gain was adjusted to $9,310,730 to reflect the portion of the gain attributable to the minority interest.

  In August 1996, Nomura increased the Medical Partnership's original $19,800,000 loan by $15,200,000 in conjunction with the reacquisition of the Bedford Property. Consequently, the repayment terms were adjusted to reflect the new principal balance of $35,000,000.

17. ACQUISITION OF ASSETS AND RELATED PARTY TRANSACTION

  On June 14, 1996 the Partnership and 445 Bedford, LLC, a California limited liability company ("445 LLC"), acquired undivided tenant-in-common interests in two medical office buildings, a hospital and a parcel of vacant land in Tustin, California (the "Tustin Properties"). The Tustin Properties were acquired for a sum of $4,633,957, of which $1,357,010 was contributed in cash by 445 LLC. Daniel M. Gottlieb and Steven D. Lebowitz, both directors and officers of the Company, and Reese L. Milner II, a director of G&L Realty, have financial interests in 445 LLC.

  The Partnership acquired Mr. Milner's interest in 445 LLC for $808,000, after which 445 LLC redeemed the Partnership's interest in 445 LLC for an increased interest in the Tustin Properties. On June 28, 1996, 445 LLC contributed its remaining interest in the Tustin Properties to the Partnership in exchange for 39,215 newly issued Partnership units, valued at $549,010. The newly issued Partnership units are convertible into G&L Realty common stock one year from the date of issuance on a one-for-one basis. These new units were issued at an effective rate of $14.00 per unit which included a premium over the $13.00 closing price of G&L Realty's common stock on May 1, 1996, the commitment date.

  The funds contributed by 445 LLC toward the purchase of the Tustin Property were obtained as part of a tax deferred exchange involving the sale of real estate previously held by 445 LLC to an unrelated third party.

18. SUBSEQUENT EVENT

  On February 28, 1997, the Partnership entered into a joint venture with PHP Healthcare Corporation ("PHP"). GL/PHP, LLC is a newly formed Delaware limited liability company which recently purchased six medical buildings in New Jersey. The properties, acquired from Blue Cross/Blue Shield of New Jersey for approximately $22.4 million, will be leased to PHP under the terms of a 25 year net operating lease which provides fixed rent escalations during the term of the lease. PHP retained a 19.5% interest in GL/PHP, LLC and has the right to acquire the Company's 80.5 percent interest in the new venture at any time prior to July 31, 1997. Mr. Charles P. Reilly, a director of the Company and Chairman of the Compensation Committee of the Board of Directors of the Company, is Chairman of the Board of Directors of PHP.

                                G&L REALTY CORP.

19. UNAUDITED SUMMARIZED CONSOLIDATED QUARTERLY INFORMATION

  Summarized consolidated quarterly financial information for the periods as follows:

                                               THREE MONTHS ENDED
                                 -----------------------------------------------
                                 DECEMBER 31 SEPTEMBER 30  JUNE 30     MARCH 31
                                 ----------- ------------ ----------  ----------
                                                  (UNAUDITED)
   1996
   Revenues....................  $6,677,826   $6,298,937  $5,821,560  $6,237,225
   Expenses....................   5,315,865    4,921,002   9,520,456   4,694,143
   Income before extraordinary
    gain.......................   1,195,457    1,195,452  (3,353,313)  1,353,118
   Extraordinary gain..........         --           --    9,310,730         --
                                 ----------   ----------  ----------  ----------
   Net income..................  $1,195,457   $1,195,452  $5,957,417  $1,353,118
                                 ==========   ==========  ==========  ==========
   Per share data:
     Before extraordinary gain.  $     0.29   $     0.29  $    (0.80) $     0.32
     Extraordinary gain........         --           --         2.23         --
                                 ----------   ----------  ----------  ----------
     Net income................  $     0.29   $     0.29  $     1.43  $     0.32
                                 ==========   ==========  ==========  ==========
   Weighted average number of
    shares outstanding.........   4,171,550    4,171,550   4,171,550   4,171,490
   1995
   Revenues....................  $6,141,991   $5,340,606  $5,037,020  $4,887,920
   Expenses....................   4,976,026    4,090,633   4,225,701   3,832,368
   Income before extraordinary
    loss.......................   1,028,583    1,089,792     689,903     926,528
   Extraordinary loss..........         --      (393,401)        --          --
                                 ----------   ----------  ----------  ----------
   Net income..................  $1,028,583   $  696,391  $  689,903  $  926,528
                                 ==========   ==========  ==========  ==========
   Per share data:
     Before extraordinary loss.  $     0.25   $     0.27  $     0.17  $     0.22
     Extraordinary loss........         --         (0.10)        --          --
                                 ----------   ----------  ----------  ----------
     Net income................  $     0.25   $     0.17  $     0.17  $     0.22
                                 ==========   ==========  ==========  ==========
   Weighted average number of
    shares outstanding.........   4,062,000    4,062,000   4,080,077   4,159,000

                              G & L REALTY CORP.

20. CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31,
1996

                                                                      COST CAPITALIZED
                                        INITIAL COST TO COMPANY  SUBSEQUENT TO ACQUISITION
                                        ------------------------ --------------------------
                   ENCUMBRANCES                     BUILDING AND              BUILDING AND
   DESCRIPTION      (SEE NOTES)            LAND     IMPROVEMENTS    LAND      IMPROVEMENT
   -----------     ------------         ----------- ------------ ----------- --------------
405 North Bedford
Drive............   (See Note A)        $ 2,186,188 $ 4,076,313  $   451,640 $    9,527,242
415 North Bedford
Drive............   (See Note A)            292,120     572,705          --         545,769
416 North Bedford
Drive............   (See Note A)            427,087     247,475          --       2,276,228
435 North Bedford
Drive............   (See Note A)          1,143,512   2,853,168          --       2,263,812
435 North Roxbury
Drive............  $  8,070,000             161,652     390,494       39,149      2,353,142
436 North Bedford
Drive............   (See Note B)          2,675,000  15,317,406          --         164,729
439 North Bedford
Drive............           --                  --      108,689          --          31,987
Holy Cross
Medical Plaza....   (See Note C)          2,556,200  10,255,679          --         862,308
St. Joseph's
Professional
Building.........   (See Note C)          1,300,000   3,935,536          --         132,110
Sherman Oaks
Medical Plaza....   (See Note B)          1,453,826   8,278,226          --       1,356,672
Regents Medical
Center...........   (See Note B)          1,470,000   8,389,545          --         882,040
Cigna HealthCare
Bldg. ...........   (See Note B)          1,260,000   7,282,341          --             --
1095 Irvine
Boulevard........   (See Note C)            474,300     663,465          --         452,797
14662 Newport
Avenue...........   (See Note C)            645,000   1,899,556          --             --
14591 Newport
Avenue...........   (See Note C)            160,000      35,845          --             --
14642 Newport
Avenue...........   (See Note C)            400,000   1,032,547          --         197,381
                   ------------         ----------- ------------ ----------- --------------
 Total...........  $  8,070,000         $16,604,885 $65,338,990  $   490,789 $   21,046,217
                   ============         =========== ============ =========== ==============
                            GROSS AMOUNT AT WHICH CARRIED
                            AT CLOSE OF PERIOD (SEE NOTE E)             DATE OF
                  --------------------------------------------------  CONSTRUCTION
                              BUILDING AND              ACCUMULATED        OR
   DESCRIPTION       LAND     IMPROVEMENTS    TOTAL     DEPRECIATION REHABILITATION
   -----------    ----------- ------------ ------------ ------------ --------------
405 North Bedford
Drive............ $ 2,637,828 $13,603,555  $ 16,241,383 $ 2,924,138    1947/1987
415 North Bedford
Drive............     292,120   1,118,474     1,410,594     457,927       1955
416 North Bedford
Drive............     427,087   2,523,703     2,950,790     683,314    1946/1986
435 North Bedford
Drive............   1,143,512   5,116,980     6,260,492   1,934,553  1950/1963/1984
435 North Roxbury
Drive............     200,801   2,743,636     2,944,437     953,588    1956/1983
436 North Bedford
Drive............   2,675,000  15,482,135    18,157,135     140,414       1980
439 North Bedford
Drive............         --      140,676       140,676      17,048    1956/1983
Holy Cross
Medical Plaza....   2,556,200  11,117,987    13,674,187     961,374       1985
St. Joseph's
Professional
Building.........   1,300,000   4,067,646     5,367,646     325,935       1987
Sherman Oaks
Medical Plaza....   1,453,826   9,634,898    11,088,724     860,721    1969/1993
Regents Medical
Center...........   1,470,000   9,271,585    10,741,585     685,659       1989
Cigna HealthCare
Bldg. ...........   1,260,000   7,282,341     8,542,341     439,975       1992
1095 Irvine
Boulevard........     474,300   1,116,262     1,590,562      81,653       1994
14662 Newport
Avenue...........     645,000   1,899,556     2,544,556      10,689    1969/1974
14591 Newport
Avenue...........     160,000      35,845       195,845         455       1969
14642 Newport
Avenue...........     400,000   1,229,928     1,629,928      22,832       1985
                  ----------- ------------ ------------ ------------
 Total........... $17,095,674 $86,385,207  $103,480,881 $10,500,275
                  =========== ============ ============ ============

Realty Financing
Partnership
(See Note A).....    29,515,034
Medical
Partnership
(See Note B).....    34,915,383
Credit Line (See
Note C)..........    15,400,000
Other Notes (See
Note D)..........    21,125,000
                   ------------
Total
encumbrances.....  $109,025,417
                   ============





Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, as follows:

                Building and improvements.............. 40 years

                Tenant improvements.................... Life of lease

The changes in total real estate assets and accumulated depreciation for the years ended December 31, are as follows:

                                          TOTAL REAL ESTATE ASSETS
                                   ----------------------------------------
                                       1996          1995          1994
                                   ------------  ------------  ------------
Balance at beginning of year...... $103,351,455  $106,057,031  $ 63,553,568
Improvements, acquisition.........   24,256,513     2,997,234    42,503,463
Dispositions......................  (24,127,087)   (5,702,810)          --
                                   ------------  ------------  ------------
Balance at end of year............ $103,480,881  $103,351,455  $106,057,031
                                   ============  ============  ============

                                           ACCUMULATED DEPRECIATION
                                      -------------------------------------
                                         1996         1995         1994
                                      -----------  -----------  -----------
Balance at beginning of year......... $11,449,613  $13,946,965  $11,270,565
Depreciation.........................   2,606,373    3,202,929    2,676,400
Dispositions.........................  (3,555,711)  (5,700,281)         --
                                      -----------  -----------  -----------
Balance at end of year............... $10,500,275  $11,449,613  $13,946,965
                                      ===========  ===========  ===========

-------
Note A: The Realty Financing Partnership owns the following properties, which are each security for a blanket first trust deed: 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford.
Note B: The Medical Partnership owns the following properties, which are each security for a blanket first trust deed: Sherman Oaks Medical Plaza, Cigna HealthCare Building, Regents Medical Center and 436 North
        Bedford.
Note C: The Operating Partnership owns the following properties, which are each security for a blanket first trust deed for the Credit Line: Holy Cross Medical Plaza, St. Joseph's Professional Building, St. Joseph's of Orange-Medical Office Building and the Tustin Hospital properties on Newport Avenue which include a hospital, an adjacent parcel of vacant land and two medical office buildings.
Note D: Total debt as of December 31, 1996 includes $14,000,000 which is secured by unrated, tax-exempt Series A and B bonds and two term loans totaling $7,125,000 which are secured by notes receivable.
Note E: The aggregate costs for federal income tax purposes were $111,635,622 as of December 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          G&L Realty Corp.

                                          By:     /s/ Quentin Thompson
                                            ___________________________________
                                             QUENTIN THOMPSON
                                             CONTROLLER AND SECRETARY
                                             (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)

                                          Date: April 9, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

     /s/ Daniel M. Gottlieb          Chief Executive Officer,        April 9, 1996
____________________________________  Co-Chairman of the Board
         DANIEL M. GOTTLIEB           and Director (Principal
                                      Executive Officer)

     /s/ Steven D. Lebowitz          President, Co-Chairman of       April 9, 1996
____________________________________  the Board and Director
         STEVEN D. LEBOWITZ

      /s/ Quentin Thompson           Controller and Secretary        April 9, 1996
____________________________________  (Principal Financial and
          QUENTIN THOMPSON            Accounting Officer)

     /s/ Richard s. Lesher           Director                        April 9, 1996
____________________________________
         RICHARD L. LESHER

    /s/ Leslie D. Michelson          Director                        April 9, 1996
____________________________________
        LESLIE D. MICHELSON

     /s/ Reese L. Milner II          Director                        April 9, 1996
____________________________________
         REESE L. MILNER II

     /s/ Charles P. Reilly           Director                        April 9, 1996
____________________________________
         CHARLES P. REILLY

     /s/ S. Craig Tompkins           Director                        April 9, 1996
____________________________________
         S. CRAIG TOMPKINS

                               INDEX TO EXHIBITS

                                                                   SEQUENTIALLY
  EXHIBIT                                                            NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
  -------                       -----------                        ------------
  *1       Form of Underwriting Agreement
   3.1(1)  Amended and Restated Articles of Incorporation of G&L
           Realty Corp.
   3.2(3)  Amended and Restated Bylaws of G&L Realty Corp.
  *4.1     Form of Articles Supplementary relating to the Series
           A Preferred Stock
  *4.2     Form of certificate of Series A Preferred Stock
  *5.1     Opinion of Piper & Marbury L.L.P. as to the legality
           of the Offering
  *8.1     Opinion of Gibson, Dunn & Crutcher LLP as to federal
           income tax consequences of the Offering
  10.1(2)  Executive Employment Agreement between G&L Realty
           Corp. and Daniel M. Gottlieb
  10.2(2)  Executive Employment Agreement between G&L Realty
           Corp. and Steven D. Lebowitz
  10.3(2)  Agreement of Limited Partnership of G&L Realty
           Partnership, L.P.
  10.4(1)  1993 Stock Incentive Plan
  10.5(1)  Form of Indemnity Agreement between G&L Realty Corp.
           and directors and certain officers
  10.6(1)  Option Agreement for Purchase and Sale of 4955 Van
           Nuys Boulevard ("Sherman Oaks Medical Plaza") by and
           between G&L Development and Arthur Gilbert, as
           Trustee of the Arthur Gilbert and Rosalinde Gilbert
           1982 Trust, dated as of October 29, 1993
  10.7(2)  Option Notice with respect to Sherman Oaks Medical
           Plaza
  10.8(1)  Agreement for Purchase and Sale of Limited
           Partnership Interests (435 North Roxbury Drive, Ltd.)
           between the Selling Partner (as defined therein) and
           G&L Development, dated as of October 29, 1993
  10.9(1)  Agreement for Transfer of Partnership Interests and
           Other Assets by and between G&L Realty Corp. and
           Reese Milner, Helen Milner and Milner Development
           Corp., dated as of October 29, 1993
  10.10(1) Nomura Commitment Letter with respect to the
           Acquisition Facility
  10.11(3) Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L Financing Partnership,
           L.P., Nomura Asset Capital Corporation and Bankers
           Trust Company of New York
  10.12(1) Office Building Lease I between 405 North Bedford
           Drive, Ltd. and Saint John's Hospital and Health
           Center dated October 12, 1987
  10.13(1) Office Building Lease II between 405 North Bedford
           Drive, Ltd. and Saint John's Hospital and Health
           Center dated as of October 12, 1987
  10.14(1) Office Building Lease III between 405 North Bedford
           Drive, Ltd. and Saint John's Hospital and Health
           Center dated as of December 1, 1987
  10.15(1) Investment Banking and Financial Advisory Agreement
           between G&L Development and Gruntal & Co.,
           Incorporated
  10.16(1) Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D. Lebowitz
           and Milner Investment Corporation

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
 -------                        -----------                        ------------
 10.17(2) Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D. Lebowitz and
          Reese L. Milner II
 10.18(2) Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D. Lebowitz and
          Reese L. Milner II
 10.19(2) Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D. Lebowitz and
          Reese L. Milner II, Helen Milner, and John Milner, as
          Trustees of the Milner Trust
 10.20(2) Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D. Lebowitz and
          Reese L. Milner II
 10.21(4) Amended and Restated Mortgage Loan Agreement by and
          between G&L Realty Financing Partnership II, L.P., as
          Borrower, and Nomura Asset Capital Corporation, as
          Lender, dated as of October 31, 1995
 10.22(4) Revolving Loan Agreement by and between G&L Realty
          Partnership, L.P. and Tokai Bank of California dated
          as of August 11, 1995
 10.23(4) Property Management Agreement between G&L Realty
          Financing Partnership II, L.P., as owner, and G&L
          Realty Partnership, L.P., as agent, made August 10,
          1995
 10.24(5) Commitment Letter between G&L Realty Partnership, L.
          P. and Nomura Asset Capital Corporation, dated as of
          September 29, 1995
 10.25(5) Loan and Security Agreement between G&L Realty
          Partnership, L. P. and GMAC Commercial Mortgage
          Corporation, dated as of December 5, 1995
 10.26(5) Note in the amount of $14,000,000 executed by G&L
          Realty Partnership, L. P. in favor of GMAC Commercial
          Mortgage Corporation, dated as of December 5, 1995
 10.27(5) Notification and Consent Agreement among G&L Realty
          Partnership, L. P., GMAC Commercial Mortgage
          Corporation, and Nomura International Trust Company,
          dated as of December 5, 1995
 10.28(5) Assignment of Bond executed by G&L Realty Partnership,
          L. P., in favor of GMAC Commercial Mortgage
          Corporation
 10.27(6) Agreement of Purchase and Sale of Membership Interest
          dated April 26, 1996, between Milner Investment
          Corporation and G&L Realty Partnership, L.P.
 10.28(7) Agreement for Deed in Lieu of Foreclosure by and among
          G&L Realty Partnership, L.P., a Delaware Limited
          Partnership, and Loan Asset Structured Trust I, a
          Delaware trust, dated as of May 24, 1996
 10.29(7) Property Management Agreement by and between Loan
          Asset Structured Trust I, a Delaware trust, and G&L
          Realty Partnership, L.P., a Delaware Limited
          Partnership, dated as of May 24, 1996
 10.30(8) Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership, L.P. as Borrower
          and Nomura Asset Capital Corporation as Lender
 10.31(8) Agreement of Purchase and Sale of Membership Interest
          dated April 26, 1996 by and between Milner Investment
          Corporation as Seller and G&L Realty Partnership, L.P.
          as Buyer
 10.32(8) Letter of Agreement regarding purchase of Tustin
          Hospital to 445 North Bedford Drive, LLC from G&L
          Realty Partnership, L.P., dated June 12, 1996

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
  NUMBER                        DESCRIPTION                            PAGE
 -------                        -----------                        ------------
 10.33(8) Redemption Agreement by and between G&L Realty
          Partnership, L.P. and 445 Bedford, LLC, dated as of
          June 27, 1996
 10.34(8) Property Contribution Agreement by and between G&L
          Realty Partnership, L.P. as Purchaser and 445 Bedford,
          LLC as Seller, dated as of June 28, 1996
 10.35(8) Deed of Trust, Assignment of Rents, Security Agreement
          and Fixture Filing between 445 Bedford, LLC and G&L
          Realty Partnership, L.P. as tenants in common
          ("Trustor"), Chicago Title Company ("Trustee"), and
          Tokai Bank of California ("Beneficiary"), made to be
          effective on June 12, 1996
 10.36(9) Agreement of Purchase and Sale by and between Loan
          Asset Structured Trust I, a Delaware trust ("Seller")
          and G&L Medical Partnership, L.P., a Delaware limited
          partnership ("Buyer"), dated August 29, 1996
 10.37(9) Grant Deed in which Loan Asset Structured Trust I, a
          Delaware trust ("Grantor"), grants certain real
          property to G&L Medical Partnership, L.P., a Delaware
          limited partnership ("Grantee"), recorded August 30,
          1996
 10.38    Limited Liability Company Agreement by and between G&L
          Realty Partnership, L.P., a Delaware limited
          partnership, and Property Acquisition Trust I, a
          Delaware business trust, for the purpose of creating a
          limited liability company to be named GLN Capital Co.,
          LLC, dated as of November 25, 1996
 10.39    Limited Liability Company Agreement by and between G&L
          Realty Partnership, L.P., a Delaware limited
          partnership, and PHP Healthcare Corporation, a
          Delaware corporation, for the purpose of creating a
          limited liability company to be named GL/PHP, LLC,
          dated as of February 26, 1997
 10.40    First Amendment To Limited Liability Company Agreement
          entered into as of March 31, 1997 by and between G&L
          Realty Partnership, L.P., a Delaware limited
          partnership, and Property Acquisition Trust I, a
          Delaware business trust, for the purpose of amending
          that certain Limited Liability Company Agreement of
          GLN Capital Co., LLC dated as of November 25, 1996
 10.41    Bond Purchase Agreement dated as of March 31, 1997 by
          and between GLN Capital Co., LLC (as Buyer) and G&L
          Realty Partnership, L.P. (as Seller)
  27      Financial Data Schedule

--------

 * To be filed by amendment.

 (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.

 (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

 (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

 (4) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995 and incorporated herein by reference.

 (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

 (6) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

 (7) Previously filed as an exhibit to the Company's Form 8-K dated May 24, 1996 and incorporated herein by reference.

 (8) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

 (9) Previously filed as an exhibit to the Company's Form 8-K dated August 30, 1996 and incorporated herein by reference.