Form 10-Q
period 1997-03-31
G&L REALTY CORP
filed 1997-05-15
CIK 912240

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-Q
(MARK ONE)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                       OR

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

                        COMMISSION FILE NUMBER 1-12566

                                  ----------

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

                                  ----------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                              -     -

          The number of shares outstanding of the Registrant's Common Stock as of May 12, 1997 was 4,036,500 shares.

===============================================================================

                               G&L REALTY CORP.

                                   FORM 10-Q

                                     INDEX


                                                                      Page Number
Part I             Financial Information                              -----------

     Item 1        Financial Statements
                           Condensed Consolidated Balance
                           Sheets as of March 31, 1997                          3
                           (unaudited) and December 31, 1996

                           Condensed Consolidated Statements
                           of Operations for the Three Month
                           Periods Ended March 31, 1997 and                     4
                           1996 (unaudited)


                           Condensed Consolidated Statements
                           of Cash Flows for the Three Month
                           Periods Ended March 31, 1997 and                     5
                           1996 (unaudited)


                           Condensed Consolidated Statements
                           of Cash Flows: Supplemental
                           Schedule of Noncash Investing and
                           Financing Activities for the Three                   6
                           Month Periods Ended March 31, 1997
                           and 1996 (unaudited)



                           Notes to Condensed Consolidated
                           Financial Statements (unaudited)                  7-12

     Item 2                Management's Discussion and
                           Analysis of Financial Condition                  13-18
                           and Results of Operations

Part II                    Other Information
     Item 1                Legal Proceedings                                   19
     Item 2                Changes in Securities                               19
     Item 3                Defaults Upon Senior Securities                     19
     Item 4                Submission of Matters to a Vote of                  19
                           Security Holders
     Item 5                Other Information                                   19
     Item 6                Exhibits and Reports on Form 8-K                 19-20

Signature                                                                      21

Exhibit                                                                        22
Index

                                G&L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                              March 31,       December 31,
                                                1997              1996
                                        ----------------------------------------
                                             (Unaudited)
ASSETS
------
Rental properties:
 Land                                        $ 17,096,000      $ 17,096,000
 Buildings and improvements, net               75,635,000        76,135,000
                                             ------------      ------------
   Total rental properties                     92,731,000        93,231,000
Cash and restricted cash                        2,612,000         2,232,000
Other receivables, net                          5,337,000           682,000
Tenant rent and reimbursements
 receivable, net                                  891,000         1,048,000
Unbilled rent receivable, net                   1,554,000         1,477,000
Investments in unconsolidated affiliates        8,795,000            ---
Mortgage loans and bonds receivable, net       15,093,000        14,358,000
Assets available for sale                         312,000        20,523,000
Deferred charges and other assets, net          2,378,000         2,445,000
                                             ------------      ------------
   TOTAL ASSETS                              $129,703,000      $135,996,000
                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------
Liabilities:
 Notes payable                               $103,246,000      $109,025,000
 Accounts payable and other liabilities         1,318,000         1,462,000
 Distributions payable                          1,642,000         1,642,000
 Tenant security deposits                       1,034,000         1,034,000
                                             ------------      ------------
   Total liabilities                          107,240,000       113,163,000

Commitments and contingencies                     ---               ---

Minority interest in consolidated
 partnership                                   (2,688,000)       (2,718,000)
Minority interest in Operating
 Partnership                                    3,059,000         3,103,000

Stockholders' equity:
 Preferred shares - $.01 par value,
  10,000,000 shares authorized, no shares
  issued and outstanding                           ---               ---
 Common shares - $.01 par value, 50,000,000
  shares authorized,  4,062,500 shares issued
  and outstanding as of 3/31/97 and 12/31/96
  respectively                                     41,000            41,000
 Additional paid-in capital                    23,710,000        23,710,000
 Distributions in excess of net income         (1,659,000)       (1,303,000)
                                             ------------      ------------
   Total stockholders' equity                  22,092,000        22,448,000
                                             ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                      $129,703,000      $135,996,000
                                             ============      ============


     See accompanying notes to Condensed Consolidated Financial Statements.

                               G & L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended March 31,
                                                1997            1996
                                            -------------  --------------
                                                    (Unaudited)
REVENUES:
 Rental                                       $4,246,000      $4,022,000
 Tenant reimbursements                           249,000         139,000
 Parking                                         360,000         345,000
 Interest, loan fees and related income        1,575,000       1,645,000
 Other                                           109,000          86,000
                                            -------------  --------------
   Total revenues                              6,539,000       6,237,000

EXPENSES:
 Property operations                           1,666,000       1,260,000
 Depreciation and amortization                   916,000         817,000
 Interest                                      2,339,000       2,216,000
 General and administrative                      478,000         401,000
                                            -------------  --------------
   Total expenses                              5,399,000       4,694,000
                                            -------------  --------------
Income from operations                         1,140,000       1,543,000
Equity in earnings of unconsolidated
 affiliates                                      132,000           ---
Minority interest in consolidated
 partnership                                     (30,000)        (37,000)
Minority interest in Operating
 Partnership                                    (136,000)       (153,000)
                                            -------------  --------------
Net income                                    $1,106,000      $1,353,000
                                            =============  ==============

Net income per share                               $0.26           $0.33

Weighted average number of
 outstanding shares                            4,175,000       4,062,000

    See accompanying notes to Condensed Consolidated Financial Statements.

                                G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                         Three Months Ended March 31,
                                              1997            1996
                                        --------------    -----------
                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                $ 1,106,000    $ 1,353,000
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
      Depreciation and amortization            916,000        817,000
      Minority interests                       166,000        190,000
      Equity in income from affiliates        (132,000)         ---
      Gain on sale of assets held for
       sale                                   (556,000)         ---
      Unbilled rent receivable                 (77,000)        34,000
      Allowance for doubtful notes
       and accounts receivable                  33,000         42,000
       (Increase) decrease in:
         Other receivables                     (30,000)        24,000
         Tenant rent and reimbursements
          receivable                           125,000       (213,000)
         Prepaid expense and other assets      (90,000)      (304,000)
         Accrued interest receivable
          and loan fees                     (1,027,000)      (744,000)
      Increase (decrease) in:
         Accounts payable and other
          liabilities                         (144,000)      (349,000)
         Tenant security deposits                ---            4,000
                                          ------------   ------------
Net cash provided by operating
 activities                                    290,000        854,000
                                          ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental properties                (229,000)      (400,000)
Proceeds from sale of assets available
 for sale                                       20,000          ---
Pre-acquisition costs                          (10,000)      (208,000)
Return of pre-acquisition deposits               ---          865,000
Leasing commissions                            (14,000)       (33,000)
Investment in notes and bonds receivable         ---         (373,000)
Investments in affiliates                   (6,055,000)         ---
                                          ------------   ------------
Net cash used in investing activities       (6,288,000)      (149,000)
                                          ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                       8,518,000      1,400,000
Repayment of notes payable                    (297,000)      (172,000)
Deferred financing costs                      (201,000)       (12,000)
Sale of common stock and
 partnership units                               ---            4,000
Distributions                               (1,642,000)    (1,447,000)
                                          ------------   ------------
Net cash provided by (used in)
 financing activities                        6,378,000       (227,000)
                                          ------------   ------------
NET INCREASE IN CASH AND
 RESTRICTED CASH                               380,000        478,000
CASH AND RESTRICTED CASH AT
 BEGINNING OF PERIOD                         2,232,000      1,280,000
                                          ------------   ------------
CASH AND RESTRICTED CASH AT END
 OF PERIOD                                 $ 2,612,000    $ 1,758,000
                                          ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest   $ 2,450,000    $ 1,960,000
                                          ============   ============

    See accompanying notes to Condensed Consolidated Financial Statements.

                                G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                        Three Months Ended March 31,
                                             1997           1996
                                        -----------------------------
                                                (Unaudited)
During the period, the Company sold
 Series A and B Bonds for the following
 consideration:
     Assignment of note payable            $ 14,000,000
     Increase in other receivables            4,500,000
     Investment in affiliate                  3,165,000
                                           ------------
                                           $ 21,665,000
                                           ============


Distributions declared not yet paid        $  1,642,000    $1,447,000
                                           ============    ==========




    See accompanying notes to Condensed Consolidated Financial Statements.

                                G&L REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.   GENERAL

     G&L Realty Corp. (the "Company") was formed as a Maryland corporation on September 15, 1993 to continue the ownership, management, acquisition and development operations of medical office buildings conducted previously by G&L Development, the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through, the following entities:

          G&L Realty Partnership, L.P., a Delaware limited partnership (the
           "Operating Partnership")
          G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the "Realty Financing Partnership")
          G&L Medical Partnership, L.P., a Delaware limited partnership (the
           "Medical Partnership")
          435 North Roxbury Drive, Ltd., a California limited partnership (the
           "Roxbury Partnership")

     The Company, as the sole general partner and as owner of an approximately 89% ownership interest, controls the Operating Partnership. The Company also controls the Realty Financing Partnership through its wholly owned subsidiary G&L Realty Financing II, Inc., a Delaware corporation, which is the sole general partner and 1% owner of the Realty Financing Partnership. The sole limited partner and 99% owner of the Realty Financing Partnership is the Operating Partnership. The sole limited partner and 99% owner of the Medical Partnership is the Operating Partnership. The Company controls the Medical Partnership through its wholly owned subsidiary, G&L Medical, Inc., a Delaware corporation, which is the sole general partner and 1% owner of the Medical Partnership.

     References in these consolidated financial statements to the Company, its operations, assets and liabilities include the operations, assets and liabilities of its consolidated subsidiaries, the Operating Partnership, the Realty Financing Partnership, the Medical Partnership and the Roxbury Partnership, in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner.

     The Company also owns interests in two unconsolidated affiliates: (i) GLN Capital Co., LLC ("GLN Capital"), a Delaware limited liability company formed in 1996, and (ii) GL/PHP, LLC ("GL/PHP"), a Delaware limited liability company formed in 1997. GLN Capital is owned 49.9% by the Operating Partnership and 50.1% by an affiliate of Nomura Asset Capital Corp. ("Nomura"). The purpose of GLN Capital is to fund loans to the senior care industry.

      The Operating Partnership and PHP Healthcare Corporation, a Delaware corporation ("PHP") own 80.5% and 19.5% interests, respectively, in GL/PHP, which purchased six New Jersey medical office properties in February 1997 for $22.4 million. The properties total 80,415 square feet and have been leased to PHP for 25 years.

                               G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business- The Company is a self-administered and self-managed real estate investment trust ("REIT") that finances, acquires, develops, manages and leases health care properties. The Company's business currently consists primarily of investments, either directly or through joint ventures, in health care properties (primarily through its Medical Office Building Division) and in debt obligations secured by health care properties (primarily through its Senior Care Division).

     Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company. The interests in 435 North Roxbury Drive, Ltd. not owned by the Company have been reflected in minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The information for the three month periods ended March 31, 1997 and 1996 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results that might be expected for the full fiscal year.

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

     The Condensed Consolidated Balance Sheets reflect the combined assets and liabilities of the Company. The Condensed Consolidated Statements of Operations and Cash Flows have been prepared to reflect the operations of the Company for the periods ended March 31, 1997 and 1996.

     Cash and Restricted Cash - As of March 31, 1997, the Company had $1,967,000 in a segregated interest bearing account to be used for debt service due in April 1997, current property taxes, insurance and property improvements.

     Assets Available for Sale - The Company is currently involved in negotiations to sell certain assets. The associated cost of these assets is included in the Company's balance sheet as assets available for sale. No adjustment has been made to the cost basis of these assets as Management believes that the net realizable value of the assets available for sale approximate their original cost.

     Per Share Data - Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options granted under the Company's 1993 Stock Incentive Plan. As of March 31, 1997, there were approximately 354,200 stock options outstanding with a weighted average exercise price of $11.95. Using the closing market price of $17.50 on March 31, 1997, the number of shares which may be issued pursuant to the Plan is 112,300.

                               G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

3.   BUILDINGS AND IMPROVEMENTS

       Buildings and improvements consist of the following:


                                             March 31,     December 31,
                                               1997            1996
                                        -------------------------------
                                           (Unaudited)

Buildings and improvements                 $ 81,779,000    $ 81,677,000
Tenant improvements                           4,828,000       4,708,000
Furniture, fixtures and equipment               366,000         359,000
                                          -------------   -------------
                                             86,973,000      86,744,000

Less accumulated depreciation and
 amortization                               (11,338,000)    (10,609,000)
                                          -------------   -------------
        Total                              $ 75,635,000    $ 76,135,000
                                          =============   =============

4.   DEFERRED CHARGES AND OTHER ASSETS

        Deferred charges and other assets consist of the following:

                                       March 31,    December 31,
                                         1997           1996
                                   -----------------------------
                                      (Unaudited)

Deferred financing costs              $1,997,000      $2,061,000
Pre-acquisition costs                     27,000          17,000
Leasing commissions                      476,000         462,000
Prepaid expense and other assets         362,000         272,000
                                   -------------   -------------
                                       2,862,000       2,812,000
Less accumulated amortization           (484,000)       (367,000)
                                   -------------   -------------
        Total                         $2,378,000      $2,445,000
                                   =============   =============

                               G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

5.   STOCKHOLDERS' EQUITY

        As described in Note 2, the Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the three month period ended March 31, 1997 and for the year ended December 31, 1996:

                                            March 31,     December 31,
                                               1997           1996
                                        -----------------------------------
                                           (Unaudited)

Distributions in excess of net income
 at beginning of period                    $(1,303,000)         $(5,479,000)
Net income during period                     1,106,000            9,701,000
Less: Distributions declared                (1,462,000)          (5,525,000)
                                          ------------        -------------
Distributions in excess of net income      $(1,659,000)         $(1,303,000)
                                          ============        =============

6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

GLN CAPITAL
-----------

     On November 25, 1996, the Company expanded its activities in the Senior Care Division by entering into an unconsolidated operating venture, GLN Capital. In January 1997, GLN Capital commenced operations, and in February, the Company funded its first senior care loan through GLN Capital to CoreCare Behavioral Management. The $6.4 million loan has a term of 18 months and is secured by a first deed of trust on the Institute of Pennsylvania Hospital in Philadelphia, Pennsylvania, which CoreCare acquired using the proceeds of the loan by GLN Capital.

     In addition, GMAC Commercial Mortgage ("GMAC-CM"), which has previously funded four loans to the Company, has committed to provide a credit line to GLN Capital of $50.0 million, which will be secured by loans originated by GLN Capital.



GL/PHP
------

     On February 28, 1997 the Company, through the Operating Partnership, entered into a joint venture by forming GL/PHP with PHP. The Operating Partnership and PHP own an 80.5% and 19.5% interest in GL/PHP, respectively. Subject to restrictions in the operating agreement, the Operating Partnership is the sole manager of GL/PHP. Mr. Charles P. Reilly, a director of the Company and chairman of the Compensation Committee of the Company's Board of Directors, is Chairman of the Board of Directors of PHP. Until May 31, 1997, PHP has an option to purchase the Operating Partnership's interest in GL/PHP.

                               G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

     In February 1997, GL/PHP purchased six medical office properties in New Jersey, totaling 80,415 square feet, for a purchase price of $22.4 million. The Company and PHP funded the $4.4 million down payment in proportion to their ownership interests. The Company's contribution was financed by a loan from GLN Capital. The balance of the purchase price was financed by two loans from PHP, secured by first and second deeds of trust. The greater of the two loans, at $16 million, carries a term of six months and gives PHP a right, upon default, to purchase the Company's 80.5% interest in GL/PHP.

     The properties, which were acquired from Blue Cross/Blue Shield of New Jersey, are 100% leased to PHP pursuant to the terms of a 25-year net lease that provides fixed rent escalations during the term of the lease. In addition, PHP has entered into a three-year contract as a preferred provider to Blue Cross/Blue Shield of New Jersey. The following table sets forth certain information regarding each of the PHP properties at March 1, 1997.


                                 YEAR         RENTABLE       TOTAL         AVERAGE
                             CONSTRUCTED       SQUARE      ANNUALIZED     RENT PER
        PROPERTY           OR REHABILITATED   FEET (1)      RENT (2)     SQ. FT. (3)
-----------------------------------------------------------------------------------
2103 Mt. Holly Rd.
   Burlington, NJ            1994               12,560     $  414,000        $32.96
150 Century Parkway
   Mt. Laurel, NJ            1995               12,560        371,450         29.57
274 Highway 35, South
   Eatontown, NJ             1995               12,560        457,930         36.46
80 Eisenhower Drive
   Paramus, NJ               1994               12,675        401,465         31.67
16 Commerce Drive
   Cranford, NJ              1963               17,500        468,740         26.79
4622 Black Horse Pike
   Mays Landing, NJ          1994               12,560        416,415         33.15
                                                ------     ----------
          Total                                 80,415     $2,530,000        $31.46
                                                ======     ==========        ======

(1) Rentable square feet includes space used for management purposes but does not include storage space.
(2) Rent is based on third-party leased space billed in February 1997; no rent is assumed from management space.
(3) Average rent per square foot is calculated based upon third-party leased space, excluding management space.


7.   DISPOSITION OF ASSETS

     In March 1997, the Company sold Series A and B Industrial Revenue Bonds issued by the Massachusetts Industrial Finance Agency to GLN Capital for total consideration of $21.7 million. The bonds, which had a book value of $20.6 million, were purchased in October 1995 for $19.9 million. At the time of sale, the Series A and B Bonds had a combined outstanding balance of $27.7 million, including principal and accrued interest. Total consideration paid included $4.5 million in cash, a $3.2 million capital contribution to GLN Capital, and an assumption of the $14 million note payable to GMAC-CM.

     Although the Company, with the approval of GMAC-CM, assigned the $14 million obligation to GLN Capital, the Company remains contingently liable to GMAC-CM on the loan, which is due on June 6, 1997.

                               G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

8.  COMMITMENTS AND CONTINGENCIES

       Neither the Company, the Operating Partnership, the Realty Financing Partnership, the Medical Partnership, the Roxbury Partnership nor any of the assets within their portfolios of medical office buildings, parking facilities, and retail space (the "Properties") is currently a party to any material litigation.



9.  SUBSEQUENT EVENT

     In May 1997, the Company issued 1,300,000 shares of 10.25% Series A Cumulative Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), exclusive of 195,000 which may in the future be purchased by the underwriters pursuant to an over allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of issue and are payable monthly, commencing on June 15, 1997, to shareholders of record on the first day of each month at the rate of $2.5625 per share, a yield of 10.25% per annum based upon the $25 per share liquidation preference. The Series A Preferred Stock is not redeemable prior to June 1, 2001; thereafter, the Company may redeem the Series A Preferred Stock for cash at a redemption price of $25 per share plus any accumulated, unpaid dividends.

     Upon consummation of the offering, the Company received net proceeds of $30.8 million. The Company contributed the net proceeds of the Series A Preferred Stock offering to the Operating Partnership in exchange for a new series of preferred partnership units having terms substantially similar to those of the Series A Preferred Stock. Approximately $28.8 million of the proceeds will be used by the Operating Partnership to repay indebtedness that currently bears interest at rates ranging from 7.5% to 12%, as follows: (i) $4.2 million under a note due June 17, 1997 that carries interest at the prime lending rate (or approximately 8.5% as of May 12, 1997), (ii) $3.0 million under a note due May 31, 1997 that carries interest at the prime lending rate (or approximately 8.5% as of May 12, 1997), (iii) $3.7 million under a note due August 28, 1997 that carries interest at 12% per annum, (iv) $1.0 million under an unsecured credit line that carries interest at the prime lending rate plus 2.0% (or approximately 10.5% as of May 12, 1997), and (v) $16.9 million under a credit line that carries interest at the rate of LIBOR plus 1.75% (or approximately 7.5%) as of May 12, 1997). The indebtedness to be repaid has maturities between 1997 and 1998 but can be prepaid without a prepayment charge or penalty. Excess proceeds (approximately $2.0 million) will be invested by the Operating Partnership in interest-bearing accounts and short-term, interest-bearing securities.

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


Results of Operations
---------------------

Comparison of the Three Month Period Ended March 31, 1997 versus the Three Month Period Ended March 31, 1996

     Net income for the quarter ended March 31, 1997 declined approximately $247,000, or 18%, from the same period in 1996. Among other changes, the decline was primarily a result of the following: (i) a $57,000 net decrease in property operations, which resulted from a $406,000 increase in property operations expense that was partially offset by a $349,000 increase in rents, tenant reimbursements and parking revenues, (ii) a $123,000 increase in interest expense, and (iii) a $77,000 increase in general and administrative expense.

     Property operations expense increased $406,000 in the first quarter of 1997, or 31.7%, over the comparable period in 1996. The major component of the $406,000 increase in property operations expense is attributable to increases in real property taxes, the increased expense of earthquake insurance and the acquisition in June 1996 of Tustin Hospital in Tustin, California and related medical office buildings.

     In June 1996, the Los Angeles County Assessor's Office notified the Company that it was increasing its valuation on four of the Bedford Drive properties as a result of a transfer of ownership in conjunction with the Company's initial public offering (the "IPO") on December 16, 1993. The Company retained consultants specializing in property valuation appeals and, as of March 31, 1997, obtained partial reductions in the increased assessments on two of the four properties. Although there can be no assurances, management believes that the Company will be able to obtain further reductions in these assessments.

     Interest expense increased $123,000 from $2,216,000 for the three months ended March 31, 1996 to $2,339,000 for the same period in 1997, an increase of approximately 6%. Funding of the Company's investments in GLN Capital and GL/PHP was the primary reason for the increase.

     Interest, loan fees and related revenues are primarily derived from investments in short term loans secured by senior care facilities. Although the senior care revenues declined $70,000 in the first quarter of 1997 as compared to the first quarter of 1996, the decline was more than offset by the shift of activity to GLN Capital.

     General and administrative expenses increased approximately $77,000, from approximately $401,000 for the quarter ended March 31, 1996, to approximately $478,000 for the same period in 1997 as a result of personnel and start-up costs associated with the Company's investment in GLN Capital. Except for direct operating expenses, GLN Capital does not incur any personnel cost at the entity level.



Liquidity and Capital Resources
-------------------------------

     The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of medical office buildings and senior care lending activities and primarily consist of Funds From Operations ("FFO") less dividends (see discussion below of FFO). Since the Company's initial public offering, external sources have primarily consisted of various secured loans and lines of credit. The Company's ability to expand its medical office and senior care lending operations requires continued access to capital to fund new acquisitions and loans. During the three months ended March 31, 1997, the Company's payout ratio was 82% of its FFO. Undistributed FFO were used internally to fund maintenance capital expenditures necessary to maintain the Company's existing properties.

     The Company declared a quarterly distribution for the first quarter of 1997, in the amount of $0.36 per share, which was paid on April 16, 1997 to stockholders of record on March 31, 1997. During the three month period ended March 31, 1997 the Company invested approximately $229,000 to maintain its rental properties and lease its vacant space.

     During February and March 1997, the Company invested approximately $2.4 million in GLN Capital with funds drawn from various credit lines at interest rates ranging from 7.5% to 10.5%. Also, the Company borrowed $3.6 million directly from GLN Capital to fund its contribution to GL/PHP. The sale of the Massachusetts Industrial Finance Agency Series A and B Bonds to GLN Capital contributed to a $14.0 million reduction in debt at March 31, 1997.

     In April 1997, the Company received a $1.0 million semiannual interest payment due on the Massachusetts Industrial Finance Agency Series A Industrial Revenue Bonds plus $4.5 million in proceeds from the sale of the Series A and B Bonds, discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements. These proceeds were used to reduce the Company's indebtedness at the time of their receipt.

     As a result of the aformentioned Series A Preferred Stock offering, the Company received approximately $30.8 million on May 13, 1997. These funds will be used to retire various debt obligations as described in the Unaudited Condensed Consolidated Financial Statements. The table on the following page sets forth the capitalization of the Company as of March 31, 1997 as adjusted to give effect to the sale by the Company of the Preferred Stock and the use of the net proceeds therefrom. This information should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's annual report on Form 10-K as well as the financial statements and related notes included in this Form 10-Q.

                                G&L REALTY CORP.
                                 CAPITALIZATION
                                  (Unaudited)

                                             As of March 31, 1997
                                         ---------------------------

                                            Actual     As Adjusted
                                         ------------ --------------
                                            (amounts in thousands)
DEBT:
  Borrowings under lines of credit......   $ 20,200       $    293
  Other notes payable...................     83,046         72,203
                                         ------------ --------------
     Total debt.........................    103,246         72,496
Minority interest in consolidated
 partnership............................     (2,688)        (2,688)
Minority interest in Operating
 Partnership............................      3,059          3,059
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value:
   10,000,000 shares authorized, none
   outstanding; 1,300,000 shares of
   Series A Preferred Stock as adjusted.        ---             13
  Common Stock, $.01 par value:
   50,000,000 shares authorized,
   4,062,500 shares outstanding.........         41             41
  Additional paid-in capital............     23,710         54,447
  Distributions in excess of net income.     (1,659)        (1,659)
                                         ------------ --------------
     Total stockholders' equity.........     22,092         52,842
                                         ------------ --------------
     TOTAL CAPITALIZATION...............   $125,709       $125,709
                                         ============ ==============
  Ratio of total debt to total
   capitalization (1) (2)                    56.5%

  Pro forma ratio of total debt to total
  capitalization (1) (3)                                       39.2%

---------------------

(1) Market value for the Company's Common Stock was $17.5 on March 31, 1997, and the market value for the Series A Preferred Stock is assumed to be $25 per share.

(2) Total capitalization as of the dates presented is total debt plus the aggregate market value of the Company's Common Stock and Operating Partnership Units not owned by the Company, assuming one Unit is equivalent in value to one share of Common Stock.

(3) Pro forma ratio of total debt to total capitalization is computed as defined in Note (2) except that the proceeds from the sale of the Series A Preferred Stock have been reflected in stockholders' equity at market value and the net proceeds of the Series A Preferred Stock have been used to reduce debt.

     The proceeds of the Series A Preferred Stock offering will be used to extinguish variable rate debt bearing interest at various rates from 7.5% to 12%, thereby reducing the Company's exposure to such debt by approximately $27 million, from $35.3 million to $8.3 million. Since January 1, 1997, the Company has reduced its overall exposure to variable rate debt by 88%, from a high of $69 million at January 1, 1996 to approximately $8.3 million in May 1997. Approximately $8.0 million of the remaining $8.3 million in variable rate debt is attributable to the Roxbury Partnership, in which the Company owns a 61.75% interest. At the conclusion of the offering and the debt repayments, the Company's exposure to variable rate debt will have been reduced to $5.2 million, based on the Operating Partnership's $4.9 million pro-rata share of the Roxbury Partnership's debt and $300,000 due on one of the Company's credit lines.

     In general, the Company expects to continue meeting its short term liquidity requirements through its working capital and cash flow provided by operations. The Company considers its ability to generate cash to be good and expects to continue meeting all operating and debt repayment requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the issuance of debt securities and the offering of additional equity securities.

                                G&L REALTY CORP.
                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)

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

     The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q and the additional data presented below. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The tables below present an analysis of FFO and certain additional data for the quarters ended March 31, 1997 and 1996.

                                            Three Months Ended
                                                 March 31,
                                           ---------------------
                                             1997        1996
                                           ---------   ---------
                                           (AMOUNTS IN THOUSANDS)

FUNDS FROM OPERATIONS (1):

 Net income                                  $1,106      $1,353
 Minority interest in Operating                 136         153
  Partnership                                ------      ------
 Net income before minority interest in
  Operating Partnership                       1,242       1,506


 ADD:  Real estate related depreciation
  and amortization                              736         707

 ADD:  Depreciation from unconsolidated
  affiliates                                     28         ---

 LESS:  Adjustment for minority
  interest in consolidated partnership           (8)         (7)
                                             ------      ------
 Funds from Operations (2)                   $1,998      $2,206
                                             ======      ======

 Weighted averages shares outstanding (2)     4,561       4,522
                                             ======      ======

              Table and footnotes continue on the following page.

                                G&L REALTY CORP.
            FUNDS FROM OPERATIONS AND ADDITIONAL DATA -- (CONTINUED)
                                  (Unaudited)


                                            Three Months Ended
                                                 March 31,
                                           ---------------------
                                              1997        1996
                                           ----------   --------
                                           (AMOUNTS IN THOUSANDS)

ADDITIONAL DATA
---------------
Cash Flows:
-----------
  Operating Activities                           290        854
  Investing Activities                        (6,288)      (149)
  Financing Activities                         6,378       (227)

Capital Expenditures
--------------------
  Building improvements                          102         70
  Tenant improvements                            120        328
  Furniture, fixtures & equipment                  7          2
  Leasing commissions                             14         33

Depreciation and Amortization
-----------------------------
  Depreciation of real estate assets             716        667
  Depreciation of non-real estate assets          14         11
  Amortization of deferred lease costs            20         40
  Amortization of capitalized financing
   costs                                         166         99

Accrued rent in excess of billed rent             77        (34)

_____________
(1) Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operating, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation; therefore, FFO may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996.

(2) Assumes that all outstanding Operating Partnership units have been converted to common stock.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

            None of the Company, the Operating Partnership, the Financing Partnership, the Realty Financing Partnership, the Medical Partnership, the Roxbury Partnership nor any of their respective properties is currently a party to any material litigation.

Item 2   Changes in Securities.

            On May 13, 1997, the Company issued 1,300,000 shares of its Series A Preferred Stock. The issuance of the Series A Preferred Stock has the effect of modifying the rights of the holders of the Company's Common Stock insofar as the holders of the Series A Preferred Stock enjoy preferential rights as to dividends and proceeds upon liquidation. See
         Note 9 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Item 3   Defaults Upon Senior Securities.

         None.

Item 4   Submission of Matters to a Vote of Security Holders.

         None.

Item 5   Other Information.

            On May 7, 1997, Tokai Bank of California ("Tokai") and the Operating Partnership entered into the First Amendment to Revolving Loan Agreement (the "Amendment"), amending the existing Revolving Loan Agreement, dated August 11, 1995 pursuant to which the Operating Partnership can borrow up to an aggregate maximum amount of $20.0 million. Under the terms of the Amendment, Tokai and the Operating Partnership agreed to modify certain restrictive covenants so as to allow the Operating Partnership greater flexibility in making equity investments and redeeming shares of capital stock of the Company. The Amendment also imposes certain additional reporting requirements on the Operating Partnership.

Item 6   Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         10.39(1)   Limited Liability Company Agreement by and between G&L
                    Realty Partnership, L.P., a Delaware limited partnership,
                    and PHP Healthcare Corporation, a Delaware corporation, for the purpose of creating a limited liability company to be
                    named GL/PHP, LLC, dated as of February 26, 1997
         10.40(1)   First Amendment To Limited Liability Company Agreement
                    entered into as of March 31, 1997 by and between G&L Realty
                    Partnership, L.P., a Delaware limited partnership, and
                    Property Acquisition Trust I, a Delaware business trust,
                    for the purpose of amending that certain Limited Liability
                    Company Agreement of GLN Capital Co., LLC dated as of
                    November 25, 1996
         10.41(1)   Bond Purchase Agreement dated as of March 31, 1997 by and
                    between GLN Capital Co., LLC (as Buyer) and G&L Realty
                    Partnership, L.P. (as Seller)
         10.42(2)   Option Agreement, dated as of February 28, 1997, by and
                    among G&L Realty Partnership, L.P., GLN Capital Co., LLC
                    and PHP Healthcare Corporation
         10.43      First Amendment To Revolving Loan Agreement by and between
                    G&L Realty Partnership, L.P., a Delaware limited
                    partnership ("Borrower") and Tokai Bank of California, a
                    California banking corporation ("Lender"), dated as of
                    May 7, 1997
         27         Financial Data Schedule

-------------------
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 and amendments thereto ( File No. 333-24911) and incorporated herein by reference.

(b)    Reports on Form 8-K.

          (i) The Company filed a Report on Form 8-K on March 31, 1997 concerning the sale of certain Series A and B Industrial Revenue Bonds issued by the Massachusetts Industrial Finance Agency (the "Bonds"). The Bonds had an aggregate principal amount of $25,665,000 and carried accrued and unpaid interest of approximately $2,000,000 at the time of sale. The Operating Partnership sold the Bonds to GLN Capital for $7,665,000 and, in connection therewith, asigned $14,000,000 in indebtedness owed to GMAC-CM.

                                   SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  G&L REALTY CORP.



Dated:  May 14, 1997              By:    /s/ Quentin Thompson
                                     -------------------------------
                                         Quentin Thompson
                                         Secretary, Treasurer
                                         and Chief Accounting Officer

                                 EXHIBIT INDEX




Exhibit No.                            Description
-----------   ----------------------------------------------------------------
   10.39(1)   Limited Liability Company Agreement by and between G&L Realty
              Partnership, L.P., a Delaware limited partnership, and PHP
              Healthcare Corporation, a Delaware corporation, for the purpose of creating a limited liability company to be named GL/PHP, LLC, dated as of February 26, 1997
   10.40(1)   First Amendment To Limited Liability Company Agreement entered into as of March 31, 1997 by and between G&L Realty Partnership,
              L.P., a Delaware limited partnership, and Property Acquisition
              Trust I, a Delaware business trust, for the purpose of amending that certain Limited Liability Company Agreement of GLN Capital
              Co., LLC dated as of November 25, 1996
   10.41(1)   Bond Purchase Agreement dated as of March 31, 1997 by and between
              GLN Capital Co., LLC (as Buyer) and G&L Realty Partnership, L.P.
              (as Seller)
   10.42(2)   Option Agreement, dated as of February 28, 1997, by and among G&L
              Realty Partnership, L.P., GLN Capital Co., LLC and PHP Healthcare
              Corporation
   10.43      First Amendment To Revolving Loan Agreement by and between G&L
              Realty Partnership, L.P., a Delaware limited partnership
              ("Borrower") and Tokai Bank of California, a California banking corporation ("Lender"), dated as of May 7, 1997.
   27         Financial Data Schedule

----------------------
(1) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 and amendments thereto ( File No. 333-24911) and incorporated herein by reference.