Form 10-Q
period 1997-06-30
G&L REALTY CORP
filed 1997-08-13
CIK 912240

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q
(MARK ONE)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to ____________

                        COMMISSION FILE NUMBER 1-12566

                               ----------------

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

                               ----------------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No   [ ]

          The number of shares outstanding of the Registrant's Common Stock as of August 8, 1997 was 4,005,700 shares.

================================================================================

                               G&L REALTY CORP.

                                   FORM 10-Q

                                     INDEX

                                                                                     Page Number
                                                                                     -----------
Part I          Financial Information

     Item 1     Financial Statements
                        Condensed Consolidated Balance Sheets as of
                        June 30, 1997 (unaudited) and December 31, 1996                     3

                        Condensed Consolidated Statements of Operations for
                        the Three Month and the Six Month Periods Ended
                        June 30, 1997 and 1996 (unaudited)                                  4


                        Condensed Consolidated Statements of Cash Flows for
                        the Six Month Periods Ended June 30, 1997 and 1996 (unaudited)   5 - 6


                        Notes to Condensed Consolidated Financial Statements
                        (unaudited)                                                      7 - 13

     Item 2     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                               14 - 18

Part II         Other Information
     Item 1     Legal Proceedings                                                            19
     Item 2     Changes in Securities                                                        19
     Item 3     Defaults Upon Senior Securities                                              19
     Item 4     Submission of Matters to a Vote of Security Holders                     19 - 20
     Item 5     Other Information                                                            20
     Item 6     Exhibits and Reports on Form 8-K                                             20

Signature                                                                                    21

Exhibit Index                                                                                22

                               G&L REALTY CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  June 30,     December 31,
                                                                   1997           1996
                                                                ---------------------------
                                                                 (Unaudited)
ASSETS
------
Rental properties:
 Land                                                           $ 17,096,000   $ 17,096,000
 Buildings and improvements, net                                  75,311,000     76,135,000
                                                                ------------   ------------
   Total rental properties                                        92,407,000     93,231,000
Cash and restricted cash                                           2,153,000      2,232,000
Other receivables, net                                             1,523,000        682,000
Tenant rent and reimbursements receivable, net                       983,000      1,048,000
Unbilled rent receivable, net                                      1,616,000      1,477,000
Investments in unconsolidated affiliates                           8,782,000            ---
Mortgage loans and bonds receivable, net                          27,828,000     14,358,000
Assets available for sale                                            312,000     20,523,000
Deferred charges and other assets, net                             2,414,000      2,445,000
                                                                ------------   ------------
   TOTAL ASSETS                                                 $138,018,000   $135,996,000
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS'EQUITY
-----------------------------------
Liabilities:
 Notes payable                                                  $ 77,590,000   $109,025,000
 Accounts payable and other liabilities                            1,180,000      1,462,000
 Distributions payable                                             1,621,000      1,642,000
 Tenant security deposits                                          1,044,000      1,034,000
                                                                ------------   ------------
   Total liabilities                                              81,435,000    113,163,000

Commitments and contingencies                                            ---            ---

Minority interest in consolidated partnership                     (2,664,000)    (2,718,000)
Minority interest in Operating Partnership                         3,016,000      3,103,000

Stockholders' equity:
 Preferred shares - $.01 par value, 10,000,000 shares
   authorized, 1,495,000 shares of 10.25% Series A
   Cumulative issued and outstanding as of 6/30/97 and
   12/31/96 respectively                                              15,000            ---
 Common shares - $.01 par value, 50,000,000 shares
  authorized, 4,005,700 and 4,062,500 shares issued and
  outstanding as of 6/30/97 and 12/31/96 respectively                 40,000         41,000
 Additional paid-in capital                                       58,186,000     23,710,000
 Distributions in excess of net income                            (2,010,000)    (1,303,000)
                                                                ------------   ------------
   Total stockholders' equity                                     56,231,000     22,448,000
                                                                ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $138,018,000   $135,996,000
                                                                ============   ============

See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                       For the Three Month            For the Six Month
                                                      Period Ended June 30,         Period Ended June 30,
                                                       1997           1996           1997           1996
                                                    -------------------------------------------------------
REVENUES:
 Rental                                             $4,319,000    $ 3,652,000    $ 8,565,000    $ 7,673,000
 Tenant reimbursements                                 146,000        118,000        395,000        257,000
 Parking                                               358,000        288,000        718,000        633,000
 Interest, loan fees and related income                808,000      1,626,000      2,383,000      3,271,000
 Other                                                  28,000        138,000        137,000        225,000
                                                    ----------    -----------    -----------    -----------
   Total revenues                                    5,659,000      5,822,000     12,198,000     12,059,000
                                                    ----------    -----------    -----------    -----------

EXPENSES:
 Property operations                                 1,501,000      1,204,000      3,167,000      2,464,000
 Depreciation and amortization                         962,000        840,000      1,878,000      1,657,000
 Interest                                            1,834,000      2,081,000      4,173,000      4,297,000
 General and administrative                            529,000        521,000      1,007,000        923,000
 Loss on disposition of rental property                    ---      4,874,000            ---      4,874,000
                                                    ----------    -----------    -----------    -----------
   Total expenses                                    4,826,000      9,520,000     10,225,000     14,215,000
                                                    ----------    -----------    -----------    -----------
Income (loss) from operations                          833,000     (3,698,000)     1,973,000     (2,156,000)

Equity in earnings of unconsolidated affiliates        609,000            ---        741,000            ---
Minority interest in consolidated partnership          (24,000)       (35,000)       (54,000)       (72,000)
Minority interest in Operating Partnership            (136,000)       380,000       (272,000)       227,000
                                                    ----------    -----------    -----------    -----------
Net income (loss) before extraordinary gain          1,282,000     (3,353,000)     2,388,000     (2,001,000)
Extraordinary gain on retirement of debt                   ---      9,311,000            ---      9,311,000
                                                    ----------    -----------    -----------    -----------
Net income                                          $1,282,000    $ 5,958,000    $ 2,388,000    $ 7,310,000
                                                    ==========    ===========    ===========    ===========

Per share data:
 Before extraordinary gain                               $0.31         $(0.82)         $0.58         $(0.49)
 Extraordinary gain                                        ---           2.29            ---           2.29
                                                    ----------    -----------    -----------    -----------
 Net income                                              $0.31          $1.47          $0.58          $1.80
                                                    ==========    ===========    ===========    ===========
Weighted average number of outstanding shares        4,102,000      4,063,000      4,139,000      4,062,000

    See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended June 30,
                                                                          1997            1996
                                                                      ----------------------------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $  2,388,000    $  7,310,000
 Adjustments to reconcile net income to net cash provided by operating activities:

      Extraordinary gain on retirement of debt                                 ---      (9,311,000)
      Loss on disposition of rental property                                   ---       4,874,000
      Depreciation and amortization                                      1,878,000       1,657,000
      Minority interests                                                   326,000        (155,000)
      Undistributed equity in income from affiliates                      (574,000)            ---
      Gain on sale of assets held for sale                                (556,000)            ---
      Unbilled rent receivable, net                                       (139,000)        148,000
      Allowance for doubtful notes and accounts receivable                 212,000          96,000
      (Increase) decrease in:
         Other receivables                                                (736,000)       (342,000)
         Tenant rent and reimbursements receivable                         108,000          66,000
         Prepaid expense and other assets                                 (372,000)       (163,000)
         Accrued interest receivable and loan fees                         192,000        (300,000)
      Increase (decrease) in:
         Accounts payable and other liabilities                           (282,000)       (180,000)
         Tenant security deposits                                           10,000          16,000
                                                                      ------------    ------------
Net cash provided by operating activities                                2,455,000       3,716,000
                                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental properties                                            (613,000)       (944,000)
Purchase of rental properties                                                  ---      (1,274,000)
Proceeds from sale (acquisition) of assets available for sale            4,520,000      (3,005,000)
Pre-acquisition costs                                                          ---        (812,000)
Return of pre-acquisition deposits                                          17,000       1,115,000
Leasing commissions                                                        (42,000)        (67,000)
Investment in notes and bonds receivable (net)                         (14,208,000)    (10,377,000)
Investments in affiliates                                               (5,580,000)            ---
                                                                      ------------    ------------
Net cash used in investing activities                                  (15,906,000)    (15,364,000)
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                                  16,228,000      31,800,000
Repayment of notes payable                                             (33,663,000)    (14,687,000)
Deferred financing costs                                                  (208,000)     (1,096,000)
Sale (purchase) of preferred stock and preferred partnership units      35,415,000             ---
Sale (purchase) of common stock and partnership units                     (925,000)          4,000
Distributions                                                           (3,475,000)     (2,907,000)
                                                                      ------------    ------------
Net cash provided by financing activities                               13,372,000      13,114,000
                                                                      ------------    ------------
NET INCREASE (DECREASE) IN CASH AND RESTRICTED CASH                        (79,000)      1,466,000
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD                          2,232,000       1,280,000
                                                                      ------------    ------------
CASH AND RESTRICTED CASH AT END OF PERIOD                             $  2,153,000    $  2,746,000
                                                                      ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                              $  4,157,000    $  4,120,000
                                                                      ============    ============

     See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                  Six Months Ended March 31,
                                                                   1997           1996
                                                                -----------------------------
                                                                        (Unaudited)
During the period, the Company sold Series A and B Bonds for the following non-cash consideration:
     Assignment of note payable                                 $14,000,000
     Investment in affiliate                                      3,165,000
                                                                -----------
                                                                $17,165,000
                                                                ===========

Property acquired in exchange for partnership units                             $   549,000
                                                                                ===========

Net cost of assets transferred to lien holder:
  Land                                                                          $ 2,047,000
  Buildings and improvements                                                     21,601,000
  Tenant improvements                                                               477,000
     Accumulated depreciation                                                    (3,557,000)
                                                                                -----------
       Total rental property                                                     20,568,000

  Unbilled rent receivable, net                                                   1,109,000
  Tenant and other accounts receivable                                              340,000
  Leasing commissions, net                                                          181,000
  Prepaid expense and other assets                                                   87,000
  Accounts payable and other liabilities                                            589,000
                                                                                -----------
Net cost of assets transferred to lien holder                                    22,874,000

Nonrecourse debt extinguished                                                    28,500,000
                                                                                -----------

Excess of nonrecourse debt over net cost of assets surrendered                  $ 5,626,000
                                                                                ===========

Noncash gain from transfer of property to lien holder:
  Extraordinary gain on retirement of debt                                      $ 9,311,000
  Minority interest share of extraordinary gain                                   1,055,000
                                                                                -----------
     Extraordinary gain on retirement of debt                                    10,366,000
  Extraordinary loss related to other refinancing transactions                      134,000
                                                                                -----------
     Extraordinary gain on transfer of property to lien holder                   10,500,000
  Loss on disposition of rental property                                         (4,874,000)
                                                                                -----------
Noncash gain from transfer of property to lien holder                           $ 5,626,000
                                                                                ===========

Distributions declared not yet paid                             $ 1,621,000     $ 1,642,000
                                                                ===========     ===========

    See accompanying notes to Condensed Consolidated Financial Statements.

                                G&L REALTY CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  GENERAL

     G&L Realty Corp. (the "Company") was formed as a Maryland corporation on September 15, 1993 to continue the ownership, management, acquisition and development operations of medical office buildings conducted previously by G&L Development, a California partnership, the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through, the following entities:

          G&L Realty Partnership, L.P., a Delaware limited partnership
            (the "Operating Partnership")
          G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the "Realty Financing Partnership")*
          G&L Medical Partnership, L.P., a Delaware limited partnership
            (the "Medical Partnership")*
          435 North Roxbury Drive, Ltd., a California limited partnership
            (the "Roxbury Partnership")
     *The Realty Financing Partnership and the Medical Partnership are herein defined collectively as the "Financing Entities" and individually as a "Financing Entity".

     The Company, as the sole general partner and as owner of an approximately 89% ownership interest, controls the Operating Partnership. The Company controls the Financing Entities through wholly owned subsidiaries incorporated in the State of Delaware ( collectively, the "Subsidiaries" and individually, a "Subsidiary"). Each Subsidiary owns, as sole general partner, a 1% ownership interest in its related Financing Entity. The remaining 99% ownership interest in each Financing Entity is owned by the Operating Partnership, acting as sole limited partner.

     References in these consolidated financial statements to the Company, its operations, assets and liabilities include the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities and the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner).

     The Company also owns interests in two unconsolidated affiliates: (i) GLN Capital Co., LLC ("GLN Capital"), a Delaware limited liability company formed in 1996, and (ii) GL/PHP, LLC ("GL/PHP"), a Delaware limited liability company formed in 1997. The Operating Partnership and an affiliate of Nomura Asset Capital Corp. ("Nomura") own 49.9% and 50.1% interests, respectively, of GLN Capital. GLN Capital was formed in order to fund loans to the senior care industry.

     The Operating Partnership and PHP Healthcare Corporation, a Delaware corporation ("PHP") own 80.5% and 19.5% interests, respectively, in GL/PHP, which purchased six New Jersey medical office properties in February 1997 for $22.4 million. These properties total 80,415 square feet and have been leased to PHP.

                               G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - The Company is a self-administered and self-managed real estate investment trust ("REIT") that finances, acquires, develops, manages and leases health care properties. The Company's business currently consists primarily of investments, either directly or through joint ventures, in health care properties (primarily through its Medical Office Building Division) and in debt obligations secured by health care properties (primarily through its Senior Care Division).

     Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company. The interests in 435 North Roxbury Drive, Ltd. not owned by the Company have been reflected in minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The information for the six month periods ended June 30, 1997 and 1996 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results that might be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in annual financial statements have been omitted. The Company believes that the disclosures included in these financial statements are adequate for a fair presentation and conform to reporting requirements established by the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements as presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K as filed with the SEC.

     The Condensed Consolidated Balance Sheets reflect the combined assets and liabilities of the Company. The Condensed Consolidated Statements of Operations and Cash Flows have been prepared to reflect the operations of the Company for the periods ended June 30, 1997 and 1996.

     Cash and Restricted Cash - As of June 30, 1997, the Company had $2,153,000 in a segregated interest bearing account to be used for debt service due in July 1997, current property taxes, insurance and property improvements. Accounts payable and other liabilities included a bank overdraft of $385,000 at June 30, 1997, which was subsequently funded by a draw against the Company's credit line.

     Assets Available for Sale - The Company is currently involved in negotiations to sell certain assets. The associated cost of these assets is included in the Company's balance sheet as assets available for sale. No adjustment has been made to the cost basis of these assets as Management believes that the net realizable value of the assets available for sale approximate their original cost.

     Per Share Data - Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options granted under the Company's 1993 Stock Incentive Plan. As of June 30, 1997, there were approximately 371,500 stock options outstanding with a weighted average exercise price of $12.125. Using the closing market price of $16.375 on June 30, 1997, the number of shares which may be issued pursuant to the Plan is 96,420.

                               G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

3.   BUILDINGS AND IMPROVEMENTS

        Buildings and improvements consist of the following:

                                                                June 30,      December 31,
                                                                  1997            1996
                                                           -------------------------------
                                                              (Unaudited)
          Buildings and improvements                          $ 81,946,000    $ 81,677,000
          Tenant improvements                                    5,045,000       4,708,000
          Furniture, fixtures and equipment                        366,000         359,000
                                                              ------------    ------------
                                                                87,357,000      86,744,000

          Less accumulated depreciation and amortization       (12,046,000)    (10,609,000)
                                                              ------------    ------------
                    Total                                     $ 75,311,000    $ 76,135,000
                                                              ============    ============

4.   DEFERRED CHARGES AND OTHER ASSETS

        Deferred charges and other assets consist of the following:

                                                 June 30,      December 31,
                                                   1997           1996
                                             -----------------------------
                                                       (Unaudited)
        Deferred financing costs               $1,655,000      $2,061,000
        Pre-acquisition costs                         ---          17,000
        Leasing commissions                       504,000         462,000
        Prepaid expense and other assets          644,000         272,000
                                               ----------      ----------
                                                2,803,000       2,812,000
        Less accumulated amortization            (389,000)       (367,000)
                                               ----------      ----------
                Total                          $2,414,000      $2,445,000
                                               ==========      ==========

                               G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

5.   STOCKHOLDERS' EQUITY

        As described in Note 2, the Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the six month period ended June 30, 1997 and for the year ended December 31, 1996:

                                                                     June 30,       December 31,
                                                                       1997             1996
                                                                   -----------------------------
                                                                   (Unaudited)
Distributions in excess of net income at beginning of period       $(1,303,000)     $(5,479,000)
Net income during period                                             2,388,000        9,701,000
Less: Distributions declared                                        (3,095,000)      (5,525,000)
                                                                   -----------      -----------
Distributions in excess of net income                              $(2,010,000)     $(1,303,000)
                                                                   ===========      ===========

6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

GLN CAPITAL
-----------

     On November 25, 1996, the Company expanded its activities in the Senior Care Division by entering into an unconsolidated operating venture, GLN Capital, which commenced operations in January 1997. Subsequent to the formation of GLN Capital, GMAC Commercial Mortgage ("GMAC-CM"), which has previously funded four loans to the Company, committed to provide to GLN Capital a $50.0 million credit line that will be secured by loans originated by GLN Capital.

     In March 1997, the Company sold Series A and B Industrial Revenue Bonds (the "Bonds") issued by the Massachusetts Industrial Finance Agency to GLN Capital for total consideration of $21.7 million. The Bonds, which had a book value of $20.6 million at the time of sale, were purchased in October 1995 for $19.9 million. At the time of sale, the Series A and B Bonds had a combined outstanding balance of $27.7 million, including principal (at face value) and accrued interest. Total consideration included $4.5 million in cash, a $3.2 million capital contribution to GLN Capital, and an assumption of the $14 million note due and payable to GMAC-CM (the "GMAC Loan").

     On June 1, 1997 the Operating Partnership provided a loan in the amount of $14 million (the "Loan") to GLN Capital, the proceeds of which were used to retire the GMAC Loan. Pursuant to the terms of the Security Agreement, the Loan will mature on June 1, 1998 and will bear interest at the prime lending rate plus 1.5% adjusted monthly. Subject to the Security Agreement, GLN Capital assigned a security interest in the Bonds to the Operating Partnership as collateral for the Loan.

                               G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)


GL/PHP
------

     On February 26, 1997 the Operating Partnership entered into a joint venture with PHP to form GL/PHP. The Operating Partnership and PHP contributed a total of $4.4 million in proportion to their 80.5% and 19.5% respective interests in GL/PHP. In conjunction with its formation, GL/PHP purchased six medical office properties in New Jersey, totaling 80,415 square feet, for a purchase price of $22.3 million. The balance of the purchase price was financed by two loans from PHP, secured by first and second mortgages. Subject to restrictions in the operating agreement, the Operating Partnership is the sole manager of GL/PHP, and until August 31, 1997, PHP has an option to purchase the Operating Partnership's interest in GL/PHP. Mr. Charles P. Reilly, a director of the Company and chairman of the Compensation Committee of the Company's Board of Directors, is Chairman of the Board of Directors of PHP.

     The following properties, which were acquired from Blue Cross/Blue Shield of New Jersey, are 100% leased to PHP pursuant to the terms of a net lease that provides for rent escalations every 18 months equal to increases in the Consumer Price Index, subject to a 5% minimum and an 8% maximum.

                                 YEAR          RENTABLE       TOTAL         AVERAGE
                             CONSTRUCTED        SQUARE      ANNUALIZED     RENT PER
        PROPERTY           OR REHABILITATED    FEET (1)      RENT (2)     SQ. FT. (3)
-------------------------------------------------------------------------------------
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

                               G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)



    The following table provides a summary of the Company's investment in its unconsolidated affiliates, GL/PHP and GLN Capital, as of June 30, 1997.

                              GL/PHP     GLN Capital      Total
                            --------------------------------------
Cash contributions          $3,542,000    $2,038,000    $5,580,000
Non-Cash contributions             ---     3,165,000     3,165,000
Equity in earnings             169,000       572,000       741,000
Unrecognized gain                  ---      (537,000)     (537,000)
Cash distributions                 ---      (167,000)     (167,000)
                            ----------    ----------    ----------
BALANCE June 30, 1997       $3,711,000    $5,071,000    $8,782,000
                            ==========    ==========    ==========

    Following is a summary of the condensed financial information, as of June 30, 1997, for the unconsolidated affiliates, GL/PHP and GLN Capital.

                                               GL/PHP       GLN Capital
                                            ----------------------------
      Financial Position:
      ------------------
          Rental properties, net            $ 22,261,000             ---
          Notes and bonds receivable, net            ---    $ 30,605,000
          Other Assets                           477,000         277,000
          Notes payable                      (18,000,000)    (21,134,000)
          Other liabilities                     (128,000)       (186,000)
                                            ------------    ------------
      Net Assets:                           $  4,610,000    $  9,562,000
                                            ============    ============

      Partner's equity:
      ----------------
          G&L Realty Partnership, L.P.      $  3,542,000    $  5,203,000
          Others                                 858,000       3,522,000
          Current earnings                       210,000       1,108,000
          Cash distributions                         ---        (271,000)
                                            ------------    ------------
                                            $  4,610,000    $  9,562,000
                                            ============    ============
      Operations:
      ----------
          Revenues                          $    850,000    $  1,847,000
          Expenses                               640,000         739,000
                                            ------------    ------------
      Net Income                            $    210,000    $  1,108,000
                                            ============    ============
      Allocation of net income:
      ------------------------
          G & L Realty Partnership, L.P.    $    169,000    $    572,000
          Others                                  41,000         536,000
                                            ------------    ------------
                                            $    210,000    $  1,108,000
                                            ============    ============


                               G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

7.   STOCKHOLDER EQUITY AND DEBT OUTSTANDING

     The Company issued 1,495,000 shares (including an over allotment of 195,000 shares) of 10.25% Series A Cumulative Preferred Stock, par value $.01 (the "Series A Preferred Stock") in May 1997. Dividends on the Series A Preferred Stock are cumulative from the date of issue and are payable monthly to shareholders of record on the first day of each month. The dividends, which commenced on June 15, 1997, are payable at the rate of $2.5625 per share, yielding 10.25% per annum based upon the $25 per share liquidation preference. The Company may redeem the Series A Preferred Stock at the redemption price of $25 per share plus any accumulated, unpaid dividends at any time after June 1, 2001.

     Upon consummation of the offering, the Company received net proceeds of $35.4 million. The Company contributed the net proceeds of the Series A Preferred Stock offering to the Operating Partnership in exchange for a new series of preferred partnership units having terms substantially similar to those of the Series A Preferred Stock. Approximately $28.7 million of the proceeds were used by the Operating Partnership to repay, without prepayment charges or penalties, the following notes payable. The excess proceeds (approximately $6.7 million) were invested in interest-bearing accounts.

     Credit line due August 17, 1998, collateralized by deeds of trust,
        $20 million available, interest payable monthly at 30 day LIBOR plus
        plus 1.75% per annum (7.5% at pay-off)...................................    $16,900,000

     Unsecured credit line due December 11, 1997.  $3.0 million available,
        interest payable monthly at the prime rate plus 2.0% (10.5% at pay-off)        1,000,000

     Note due June 17, 1997, collateralized by note receivable and deed of trust, interest payable monthly at the Citibank Prime rate of interest (8.5% at
        pay-off).................................................................      4,125,000

     Note due May 31, 1997, collateralized by note receivable and deed of trust, interest payable monthly at the Citibank Prime rate of interest (8.5% at
        pay-off)................................................................       3,000,000

     Note due August 28, 1997, collateralized by equity investment in affiliate,
        interest payable at 12% per annum.......................................       3,700,000

     At various times during the second quarter, the Company repurchased a total of 56,800 shares of the Company's Common Stock at an average price of approximately $16.30 per share.


8.  COMMITMENTS AND CONTINGENCIES

     Neither the Company, the Operating Partnership, the Financing Entities, the Roxbury Partnership nor any of the assets within their portfolios of medical office buildings, parking facilities, and retail space (the "Properties") is currently a party to any material litigation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q.

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements which involve risk and uncertainties. The risk and uncertainties include, but are not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the SEC.


Results of Operations
---------------------

Comparison of the Three Month Period Ended June 30, 1997 versus the Three Month Period Ended June 30, 1996

     A comparison of net income, revenues, and expenses for the quarters ended June 30, 1997 and June 30, 1996 will be impacted primarily by the financial effects of the May 1996 transfer of the property located at 436 North Bedford Drive to the lender for such property. While net income declined $4,676,000 from $5,958,000 for the quarter ended June 30, 1996 to $1,282,000 for the same period in 1997, the primary components affecting this decline were the $4,874,000 loss on disposition of rental property and the associated $9,311,000 extraordinary gain on retirement of the debt in 1996. Net of minority interests, these two items contributed $4,943,000 to the Company's second quarter 1996 earnings.

     In August 1996, the Company reacquired the 436 North Bedford Drive property. Therefore, the second quarter of 1997 includes a full quarter of operations for this property compared to a partial quarter of operations in 1996. The increases in revenues related to rents, tenant reimbursements and parking during the second quarter of 1997 as compared to 1996 are primarily attributed to the May 1996 transfer of the 436 North Bedford Drive to the lender for such property and the related absence of rents, tenant reimbursements and parking revenues during the remainder of May and the full month of June 1996. Likewise, the second quarter 1997 increase in property operations and depreciation and amortization expense can be attributed to the 436 North Bedford Drive transaction.

     The Company's investments in GLN Capital and GL/PHP contributed $609,000 to second quarter 1997 earnings before any adjustment for minority interests. Prior to 1997, the Company invested directly in trust deeds secured by senior care facilities. The formation of GLN Capital expanded the Company's access to capital; however, new investments are made through GLN Capital. The expansion of GLN Capital's activities contributed to the decline in revenues from interest, loan fees and related income from $1,626,000 during the second quarter of 1996 to $808,000 for the same period in 1997. The trend toward investment in GLN Capital and away from direct investments in trust deeds is anticipated to continue. Based upon the Company's 80.5% interest in GL/PHP, the Company's second quarter earnings were approximately $125,000 higher in 1997 when compared to 1996. Including a quarterly depreciation adjustment of $84,000, the $3.5 million invested in GL/PHP is expected to continue contributing approximately $209,000 to quarterly funds from operations ("FFO").

     In May 1997, the Company issued 1,495,000 shares of Series A Preferred Stock and used $28.7 of the $35.4 million proceeds to reduce the Company's indebtedness. The reduction in debt contributed to the $247,000 decline in interest expense from 1996 to 1997.


Comparison of the Six Month Period Ended June 30, 1997 versus the Six Month Period Ended June 30, 1996

     As discussed in the three month comparison above, net income, revenues, and expenses for the six months ended June 30, 1997 and June 30, 1996 are impacted primarily by the financial effects of the May 1996 transfer of the property located at 436 North Bedford Drive to the lender for such property. Net income declined $4,922,000 from $7,310,000 for the six months ended June 30, 1996 to $2,388,000 for the same period in 1997. As indicated above, the primary components affecting this decline were the $4,874,000 loss on disposition of rental property and the associated $9,311,000 extraordinary gain on retirement of the debt in 1996. Net of minority interests, the combination of these items contributed $4,943,000 to the Company's net income for the first six months of 1996.

     The 1996 disposition and reacquisition of the 436 North Bedford Drive property also contributed to increases in rents, tenant reimbursements and parking revenues during the first six months of 1997 when compared to 1996 due to the related absence of rents, tenant reimbursements and parking revenues that resulted from the May 1996 property disposition. The first six months of 1997 reflected a similar increase in property operations and depreciation and amortization expenses as compared to 1996.

     During the first quarter of 1997, the Company ceased making direct investments in secured trust deeds and began making short-term secured loans through GLN Capital, an unconsolidated affiliate. The subsequent $818,000 decline in interest, loan fees and related income, from the six months ended June 30, 1996 compared to the same period in 1997, reflects the Company's decision to cease making direct investments in secured trust deeds. Approximately 77% of the $741,000 increase in earnings of unconsolidated affiliates for the six months ended June 30, 1997 compared to the same period in 1996, can be attributed to the Company's new investments in short-term secured loans through GLN Capital. The Company accounts for its investment in GLN Capital using the equity method. As a result, the Company's allocated share of revenues are reported net of expenses and after income from operations.

Liquidity and Capital Resources
-------------------------------

     The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of medical office buildings and senior care lending activities and primarily consist of FFO less dividends (see discussion below of FFO). Except for the recently completed preferred stock offering, the Company's external sources of capital consist of various secured loans and lines of credit. The Company's ability to expand its medical office and senior care lending operations requires continued access to capital to fund new acquisitions and loans either directly or through various affiliates. During the six months ended June 30, 1997, the Company paid dividends on its Common Stock equal to approximately 81% of its FFO. Undistributed FFO was used internally to fund maintenance and capital expenditures necessary to maintain the Company's existing properties.

     The Company declared a quarterly distribution on its Common Stock for the second quarter of 1997, in the amount of $0.36 per share, which was paid on July 15, 1997 to stockholders of record on June 30, 1997. In June, the Company also declared and paid a monthly distribution of approximately $0.128 per share to holders of the Company's newly issued Series A Preferred Stock. During the six month period ended June 30, 1997 the Company invested approximately $648,000 to maintain its rental properties and lease its vacant space.

     During the past fourteen months, the Company has refinanced approximately $19.8 million of its long term debt, issued preferred stock to repay an additional $28.7 million of debt, negotiated loan extensions on $9.0 million of debt and retired $28.5 million of debt associated with the rental property located at 436 North Bedford. As of June 30, 1996, the Company had approximately one third of its total debt ($35.0 million) due within a one-year period. As of June 30, 1997 and except for recurring debt amortization of approximately $80,000 per month, the Company has no long term debts due until August 1998, when the Company's $20.0 million credit line will expire ($5.7 million currently outstanding) and May 1999, when $7.0 million will be due to the lender on the loan that is secured by the 435 North Roxbury Drive property. Other than recurring amortization, the remaining $64.1 million of fixed rate debt will not be due until 2005. As of June 30, 1997 $13.5 million, or 17.4%, of the Company's indebtedness is variable rate debt, and $64.1 million, or 82.6%, is fixed rate debt.

     As a result of the aforementioned Series A Preferred Stock offering, the Company received approximately $35.4 million in May 1997. These funds were used to retire various debt obligations as described in Note 7 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

     In general, the Company expects to continue meeting its short term liquidity requirements through its working capital and the cash flow provided by operations. The Company considers its ability to generate cash to be good and expects to be able to meet all operating requirements and to provide sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements may be accomplished through long-term borrowings, the issuance of debt securities and the offering of additional equity securities.

                                G&L REALTY CORP.
                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)

Funds from Operations
---------------------

     Industry analysts generally consider FFO to be an appropriate measure of the performance of a REIT. The Company presents FFO based upon the new guidelines established by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is calculated to include the minority interest's share of income since the Operating Partnership's net income is allocated proportionately among all owners of Operating Partnership units. The number of Operating Partnership units held by the Company is identical to the number of outstanding shares of the Company's common stock, and owners of Operating Partnership units may, at their discretion and subject to certain restrictions, exchange their units into shares of common stock on a one-for-one basis.

     The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q, the additional data presented below, and the Company's Consolidated Financial Statements and related Notes included in the Company's annual report on Form 10-
K. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The tables below present an analysis of FFO and certain additional data for the three-month and six-month periods ended June 30, 1997 and 1996.

                                                      For the Three Months   For the Six Months
                                                         Ended June 30,        Ended June 30,
                                                        1997       1996       1997       1996
                                                    ----------------------------------------------
                                                               (AMOUNTS IN THOUSANDS)
FUNDS FROM OPERATIONS (1):

Net income                                            $1,282     $ 5,958     $2,388     $ 7,310

ADD:   Minority interest in Operating Partnership        136        (380)       272        (227)
ADD:   Real estate related depreciation and
       amortization                                      713         672      1,449       1,379
ADD:   Loss on disposition of rental property            ---       4,874        ---       4,874
ADD:   Depreciation from unconsolidated
       affiliates                                         84         ---        112         ---
LESS:  Extraordinary gain                                ---      (9,311)       ---      (9,311)
LESS:  Adjustment for minority interest in
       consolidated partnership                           (8)         (7)       (16)        (14)
LESS:  Dividends on preferred stock                     (192)        ---       (192)        ---
                                                     -------     -------    -------     -------

Funds from Operations (1)                             $2,015      $1,806     $4,013      $4,012
                                                     =======     =======    =======     =======

Weighted averages shares outstanding (2)               4,504       4,523      4,533       4,522
                                                     =======     =======     ======      ======

              Table and footnotes continue on the following page.

                                G&L REALTY CORP.
            FUNDS FROM OPERATIONS AND ADDITIONAL DATA -- (CONTINUED)
                                  (Unaudited)

                                                     For the Three Months         For the Six Months
                                                        Ended June 30,              Ended June 30,
                                                     1997            1996       1997             1996
                                                  ------------------------------------------------------
                                                                 (AMOUNTS IN THOUSANDS)

ADDITIONAL DATA
---------------
Cash Flows:
----------
  Operating Activities                                2,165        2,862          2,455         3,716
  Investing Activities                               (9,618)     (15,215)       (15,906)      (15,364)
  Financing Activities                                6,994       13,341         13,372        13,114

Capital Expenditures
--------------------
  Building improvements                                 167          128            269           198
  Tenant improvements                                   217          391            337           719
  Furniture, fixtures & equipment                       ---           25              7            27
  Leasing commissions                                    28           34             42            67

Depreciation and Amortization
-----------------------------
  Depreciation of real estate assets                    693          642          1,409         1,309
  Depreciation of non-real estate assets                 14           11             28            22
  Amortization of deferred lease costs                   20           30             40            70
  Amortization of capitalized financing costs           235          157            401           256

Accrued rent in excess of billed rent                    62         (114)           139          (148)

_____________
(1) FFO represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operating, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation; therefore, FFO may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996.

(2) Assumes that all outstanding Operating Partnership units have been converted to common stock.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

             Neither the Company, the Operating Partnership, the Financing Entities, the Roxbury Partnership nor any of the assets within their portfolio of Properties is currently a party to any material litigation.

Item 2   Changes in Securities.

             In May 1997, the Company issued 1,495,000 shares (including an over allotment of 195,000 shares) of 10.25% Series A Cumulative Preferred Stock, par value $.01 (the "Series A Preferred Stock"). The issuance of the Series A Preferred Stock has the effect of modifying the rights of the holders of the Company's Common Stock insofar as the holders of the Series A Preferred Stock enjoy preferential rights as to dividends and proceeds upon liquidation. See Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Item 3   Defaults Upon Senior Securities.

         None.

Item 4   Submission of Matters to a Vote of Security Holders.

             On May 28, 1997, the Company held its 1997 Annual Meeting of Stockholders. Three items of business were conducted at the meeting (i) the election of directors, (ii) a proposal to approve certain future partnership interest issuances, and (iii) a proposal to amend and restate the Company's 1993 Stock Incentive Plan.

             (i) The seven directors elected at the Annual Meeting, to serve for the term ending at the next Annual Meeting of Stockholders or until their successors are duly elected and qualified or until they resign or are removed, were the following:

          NAME                     VOTES FOR   VOTES WITHHELD
          Daniel M. Gottlieb       3,218,194       29,680
          Steven D. Lebowitz       3,218,077       29,797
          Richard L. Lesher        3,218,694       29,180
          Leslie D. Michelson      3,218,577       29,297
          Reese L. Milner          3,218,994       28,880
          Charles P. Reilly        3,218,994       28,880
          S. Craig Tompkins        3,218,994       28,880

             (ii) The proposal to approve the issuance to one or more directors of the Company, or entities in which they have a substantial interest, of partnership interests in G&L Realty Partnership, L.P. that are convertible into up to 5% of the outstanding shares of Common Stock of the Company as consideration for acquisitions of property by the Company from such persons or entities in transactions approved as fair to the Company by a committee of independent directors and in which each such partnership interest is valued at a premium of $0.25 over the market value of a share of Common Stock was approved with the following votes:

          Number of Votes FOR:                1,647,834

          Number of Votes AGAINST:              147,354

          Number of Votes ABSTAINING:            57,846

          Number of Broker Non-Votes:         1,394,840

             (iii) The proposal to amend and restate the Company's 1993 Stock Incentive Plan was approved with the following votes:

          Number of Votes FOR:                2,894,733

          Number of Votes AGAINST:              213,990

          Number of Votes ABSTAINING:            51,607

          Number of Broker Non-Votes:            87,544


Item 5    Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          10.44    Loan and Security Agreement by GLN Capital Co., LLC., a
                   Delaware limited liability company, and G&L Realty
                   Partnership, L.P., a Delaware limited partnership, dated as of June 1, 1997.
          27       Financial Data Schedule

          (b)  Reports on Form 8-K.

               (i) The Company filed a Report on Form 8-K on March 31, 1997 and an Amended Report on Form 8-K/A on May 30, 1997 concerning the sale of certain Series A and B Industrial Revenue Bonds issued by the Massachusetts Industrial Finance Agency (the "Bonds"). The Bonds had an aggregate principal amount of $25,665,000 and carried accrued and unpaid interest of approximately $2,000,000 at the time of sale. The Operating Partnership sold the Bonds to GLN Capital for $7,665,000 and, in connection therewith, assigned to GLN Capital $14,000,000 in indebtedness owed to GMAC-CM.

                                   SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       G&L REALTY CORP.



Dated:  August 13, 1997                By: /s/ Quentin Thompson
                                           --------------------
                                           Quentin Thompson
                                           Secretary, Treasurer
                                           and Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.                       Description
------------   -----------------------------------------------------------------
  10.44        Loan and Security Agreement by GLN Capital Co., LLC., a Delaware
               limited liability company, and G&L Realty Partnership, L.P., a
               Delaware limited partnership, dated as of June 1, 1997.
  27           Financial Data Schedule