Form 10-Q/A
period 1997-03-31
G&L REALTY CORP
filed 1997-10-14
CIK 912240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                  FORM 10-Q/A

                               (AMENDMENT NO. 1)

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

                                G&L REALTY CORP.

                          AMENDED REPORT ON FORM 10-Q

     On August 15, 1997, G&L Realty Corp. (the "Company") acquired 100% ownership of GL/PHP, LLC, a Delaware limited liability company ("GL/PHP") which owns six primary health care facilities located in New Jersey. Prior to the August 15, 1997 transaction, the Company accounted for its investment in GL/PHP using the equity method as the Company did not have the requisite level of voting control required by Financial Accounting Standard 94 to consolidate its interests in GL/PHP.

     The Company views each interim period as being an integral part of the annual period, and, as a result of the August 15, 1997 transaction, the Company will be required to report the activities of GL/PHP on a consolidated basis for the year ending December 31, 1997. This Form 10-Q/A amends and restates the previously reported activities of the Company for the quarter ended March 31, 1997, to show the activities of GL/PHP on a consolidated basis.

                                     INDEX

                                                                     Page Number
                                                                     -----------
Part I         Financial Information

     Item 1    Financial Statements
                    Condensed Consolidated Balance Sheets as of
                     March 31, 1997 (unaudited) and December 31,
                     1996                                                    3
                    Condensed Consolidated Statements of
                     Operations for the Three Month Periods
                     Ended March 31, 1997 and 1996 (unaudited)               4
                    Condensed Consolidated Statements of Cash
                     Flows for the Three Month Periods Ended
                     March 31, 1997 and 1996 (unaudited)                     5
                    Condensed Consolidated Statements of Cash
                     Flows: Supplemental Schedule of Noncash
                     Investing and Financing Activities for the
                     Three Month Periods Ended March 31, 1997 and
                     1996 (unaudited)                                        6
                    Notes to Condensed Consolidated Financial
                     Statements (unaudited)                             7 - 12
     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     13 - 18
Part II        Other Information
     Item 1         Legal Proceedings                                       19
     Item 2         Changes in Securities                                   19
     Item 3         Defaults Upon Senior Securities                         19
     Item 4         Submission of Matters to a Vote of Security
                     Holders                                                19
     Item 5         Other Information                                       19
     Item 6         Exhibits and Reports on Form 8-K                   19 - 20

Signature                                                                   21

                               G&L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31,      December 31,
                                                   1997            1996
                                                 ---------------------------
                                                 (Unaudited)
ASSETS
------
Rental properties:
 Land                                             $ 22,721,000   $ 17,096,000
 Buildings and improvements, net                    92,360,000     76,135,000
                                                  ------------   ------------
     Total rental properties                       115,081,000     93,231,000
Cash and restricted cash                             2,823,000      2,232,000
Other receivables, net                               5,337,000        682,000
Tenant rent and reimbursements receivable, net         904,000      1,048,000
Unbilled rent receivable, net                        1,594,000      1,477,000
Investments in unconsolidated affiliates             5,173,000            ---
Mortgage loans and bonds receivable, net            15,093,000     14,358,000
Assets available for sale                              312,000     20,523,000
Deferred charges and other assets, net               2,378,000      2,445,000
                                                  ------------   ------------
     TOTAL ASSETS                                 $148,695,000   $135,996,000
                                                  ============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
 Notes payable                                    $120,981,000   $109,025,000
 Accounts payable and other liabilities              1,697,000      1,462,000
 Distributions payable                               1,642,000      1,642,000
 Tenant security deposits                            1,034,000      1,034,000
                                                  ------------   ------------
     Total liabilities                             125,354,000    113,163,000

Commitments and contingencies                              ---            ---

Minority interest in consolidated affiliates        (1,810,000)    (2,718,000)
Minority interest in Operating Partnership           3,059,000      3,103,000

Stockholders' equity:
 Preferred shares - $.01 par value, 10,000,000
     shares authorized, no shares issued
     and outstanding                                       ---            ---
 Common shares - $.01 par value, 50,000,000
  shares authorized, 4,062,500 shares issued
  and outstanding as of 3/31/97 and 12/31/96
  respectively                                          41,000         41,000
 Additional paid-in capital                         23,710,000     23,710,000
 Distributions in excess of net income              (1,659,000)    (1,303,000)
                                                  ------------   ------------
     Total stockholders' equity                     22,092,000     22,448,000
                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $148,695,000   $135,996,000

    See accompanying notes to condensed Consolidated Financial Statements.

                              G & L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Three Months Ended March 31,
                                                     1997            1996
                                                 ----------------------------
                                                          (Unaudited)
REVENUES:
 Rental                                           $4,510,000     $4,022,000
 Tenant reimbursements                               249,000        139,000
 Parking                                             360,000        345,000
 Interest, loan fees and related income            1,575,000      1,645,000
 Other                                               109,000         86,000
                                                  ----------     ----------
     Total revenues                                6,803,000      6,237,000

EXPENSES:
 Property operations                               1,666,000      1,260,000
 Depreciation and amortization                       951,000        817,000
 Interest                                          2,469,000      2,216,000
 General and administrative                          478,000        401,000
                                                  ----------     ----------
     Total expenses                                5,564,000      4,694,000
                                                  ==========     ==========
Income from operations before minority interests
 and earnings from unconsolidated affiliates       1,239,000      1,543,000

Equity in earnings of unconsolidated affiliate        52,000            ---
Minority interest in consolidated affiliates         (49,000)       (37,000)
Minority interest in Operating Partnership          (136,000)      (153,000)
                                                  ----------     ----------
Net income                                        $1,106,000     $1,353,000
                                                  ==========     ==========

Net income per share                              $     0.26          $0.33

Weighted average number of outstanding shares      4,175,000      4,062,000

     See accompanying notes to Condensed Consolidated Financial Statement

                                G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended March 31,
                                                                   1997              1996
                                                                ----------------------------
                                                                        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                      $  1,106,000     $ 1,353,000
 Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                  951,000         817,000
       Minority interests                                             185,000         190,000
       Equity in income from affiliates                               (52,000)            ---
       Gain on sale of assets held for sale                          (556,000)            ---
       Unbilled rent receivable                                      (117,000)         34,000
       Allowance for doubtful notes and
        accounts receivable                                            33,000          42,000
       (Increase) decrease in:
           Other receivables                                          (30,000)         24,000
           Tenant rent and reimbursements receivable                  112,000        (213,000)
           Prepaid expense and other assets                           (90,000)       (304,000)
           Accrued interest receivable and loan fees               (1,027,000)       (744,000)
       Increase (decrease) in:
           Accounts payable and other liabilities                     235,000        (349,000)
           Tenant security deposits                                       ---           4,000
                                                                 ------------     -----------
Net cash provided by operating activities                             750,000         854,000
                                                                 ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of rental properties                                  (22,384,000)            ---
Additions to rental properties                                       (229,000)       (400,000)
Proceeds from sale of assets available for sale                        20,000             ---
Pre-acquisition costs                                                 (10,000)       (208,000)
Return of pre-acquisition deposits                                        ---         865,000
Leasing commissions                                                   (14,000)        (33,000)
Investment in notes and bonds receivable                                  ---        (373,000)
Investments in affiliates                                          (2,513,000)            ---
                                                                 ------------     -----------
Net cash used in investing activities                             (25,130,000)       (149,000)
                                                                 ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                             26,253,000       1,400,000
Repayment of notes payable                                           (297,000)       (172,000)
Deferred financing costs                                             (201,000)        (12,000)
Sale of common stock and partnership units                                ---           4,000
Minority interest equity contribution                                 858,000             ---
Distributions                                                      (1,642,000)     (1,447,000)
                                                                 ------------     -----------
Net cash provided by (used in) financing activities                24,971,000        (227,000)
                                                                 ------------     -----------
NET INCREASE IN CASH AND RESTRICTED CASH                              591,000         478,000
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD                     2,232,000       1,280,000
                                                                 ------------     -----------
CASH AND RESTRICTED CASH AT END OF PERIOD                        $  2,823,000     $ 1,758,000
                                                                 ============     ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                         $  2,450,000     $ 1,960,000
                                                                 ============     ===========

     See accompanying notes to Condensed Consolidated Financial Statements

                                G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


                                        Three Months Ended March 31,
                                        1997                   1996
                                        ---------------------------
                                               (Unaudited)

During the period, the Company
 sold Series A and B Bonds for
 the following consideration:
    Assignment of note payable          $14,000,000
    Increase in other receivables         4,500,000
    Investment in affiliate               3,165,000
                                        -----------
                                        $21,665,000
                                        ===========

Distributions declared not yet paid     $ 1,642,000          $1,447,000
                                        ===========          ==========

    See accompanying notes to condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
GENERAL

          G & L Realty Corp. was formed as a Maryland corporation on September 15, 1993 to continue the ownership, management, acquisition and development operations of medical office buildings conducted previously by G&L Development, the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through, the following entities:

    G&L Realty Partnership, L.P., a Delaware limited partnership
              (the "Operating Partnership")
    G&L Realty Financing Partnership II, L.P., a Delaware limited partnership
              (the "Realty Financing Partnership")
    G&L Medical Partnership, L.P., a Delaware limited partnership
              (the "Medical Partnership")
    435 North Roxbury Drive, Ltd., a California limited partnership
              (the "Roxbury Partnership")
    GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")

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

          The Operating Partnership and PHP Healthcare Corporation, a Delaware corporation ("PHP") own 80.5% and 19.5% interests, respectively, in GL/PHP. The Operating Partnership is the sole manager of GL/PHP and, subject to restrictions in GL/PHP's operating agreement, controls GL/PHP. (See subsequent events in Note 8 to these Condensed Consolidated Financial Statements).

          References in these consolidated financial statements to the Company, its operations, assets and liabilities include the operations, assets and liabilities of its consolidated subsidiaries, the Operating Partnership, the Realty Financing Partnership, the Medical Partnership, GL/PHP and the Roxbury Partnership, in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner.

          The Company also owns an interest in GLN Capital Co., LLC ("GLN Capital"), a Delaware limited liability company formed in 1996. GLN Capital, an unconsolidated affiliate, is owned 49.9% by the Operating Partnership and 50.1% by an affiliate of Nomura Asset Capital Corp. ("Nomura"). The purpose of GLN Capital is to fund loans to the senior care industry.

                               G&L REALTY CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

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

          Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company. The interests in 435 North Roxbury Drive, Ltd. not owned by the Company have been reflected in minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior period amounts have been reclassified to conform to the current period's financial statement presentation.

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

          Cash and Restricted Cash - As of March 31, 1997, the Company had $1,967,000 in segregated interest bearing accounts to be used for debt service due in April 1997, current property taxes, insurance and property improvements.

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

                               G&L REALTY CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

3.   BUILDINGS AND IMPROVEMENTS

          Buildings and improvements consist of the following:

                                             March 31,     December 31,
                                               1997            1996
                                           ----------------------------
                                                   (Unaudited)

Buildings and improvements                 $ 98,539,000    $ 81,677,000
Tenant improvements                           4,828,000       4,708,000
Furniture, fixtures and equipment               366,000         359,000
                                           ------------    ------------
                                            103,733,000      86,744,000


Less accumulated depreciation and
 amortization                               (11,373,000)    (10,609,000)
                                           ------------    ------------
          Total                            $ 92,360,000    $ 76,135,000
                                           ============    ============

4.   DEFERRED CHARGES AND OTHER ASSETS

          Deferred charges and other assets consist of the following:

                                            March 31,    December 31,
                                              1997           1996
                                           ----------    ------------
                                           (Unaudited)
Deferred financing costs                   $1,997,000      $2,061,000
Pre-acquisition costs                          27,000          17,000
Leasing commissions                           476,000         462,000
Prepaid expense and other assets              362,000         272,000
                                           ----------      ----------
                                            2,862,000       2,812,000
Less accumulated amortization                (484,000)       (367,000)
                                           ----------      ----------
          Total                            $2,378,000      $2,445,000
                                           ==========      ==========

                               G&L REALTY CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

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

                                            March 31,     December 31,
                                               1997           1996
                                           ---------------------------
                                           (Unaudited)

Distributions in excess of net income
 at beginning of period                    $(1,303,000)         $(5,479,000)
Net income during period                     1,106,000            9,701,000
Less: Distributions declared                (1,462,000)          (5,525,000)
                                           -----------          -----------
Distributions in excess of net income      $(1,659,000)         $(1,303,000)
                                           ===========          ===========

6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATE

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


7.   DISPOSITION OF ASSETS

          In March 1997, the Company sold Series A and B Industrial Revenue Bonds issued by the Massachusetts Industrial Finance Agency to GLN Capital for total consideration of $21.7 million. The bonds, which had a book value of $20.6 million, were purchased in October 1995 for $19.9 million. At the time of sale, the Series A and B Bonds had a combined outstanding balance of $27.7 million, including principal and accrued interest. Total consideration paid included $4.5 million in cash (paid subsequent to March 31, 1997), a $3.2 million capital contribution to GLN Capital, and an assumption of the $14 million note payable to GMAC-CM.

                               G&L REALTY CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

          Although the Company, with the approval of GMAC-CM, assigned the $14 million obligation to GLN Capital, the Company remains contingently liable to GMAC-CM on the loan, which is due on June 6, 1997.


8.    ACQUISITION OF RENTAL PROPERTIES

          On February 26, 1997 the Company, through the Operating Partnership, entered into a joint venture by forming GL/PHP with PHP. At the time of its formation, the Operating Partnership and PHP contributed $4.4 million of equity in proportion to their 80.5% and 19.5% respective interests in GL/PHP. Subject to restrictions in the operating agreement, the Operating Partnership was the sole manager of GL/PHP. On February 28, 1997, GL/PHP acquired six primary care facilities in New Jersey, totaling 80,415 square feet, at a cost of approximately $22.4 million. GL/PHP used the $4.4 million equity contribution together with the proceeds of two new loans obtained from PHP to fund the acquisition. The PHP loans were secured by first and second deeds of trust with the greater of the two loans, at $15,735,000, due on August 28, 1997 and giving PHP a right, upon default, to purchase the Company's 80.5% interest in GL/PHP. The properties, which were acquired from Blue Cross/Blue Shield of New Jersey, were initially leased to PHP pursuant to the terms of a 25-year net lease which provided for fixed rent escalations during the term of the lease. Mr. Charles P. Reilly, a director of the Company and chairman of the Compensation Committee of the Company's Board of Directors, is Chairman of the Board of Directors of PHP.

          On August 15, 1997, the Company acquired PHP's interest in GL/PHP for a total consideration of $919,000. Concurrent with the transfer of ownership, the following transactions were completed:

          . GL/PHP redeemed PHP's 18.5% ownership interest in GL/PHP.

          . The remaining 1% ownership interest was assigned to G&L Management
            Delaware Corp., a newly formed Delaware corporation and wholly owned subsidiary of the Company.

          . G&L Management Delaware Corp. assumed responsibilities as the managing member of GL/PHP from the Operating Partnership.

          . GL/PHP obtained a new 10-year, $16.0 million fixed rate loan that bears interest at 8.98% per annum and requires monthly principle and interest payments of $155,000 per month.

          . The Operating Partnership borrowed $2.0 million from PHP and contributed the loan proceeds to GL/PHP. GL/PHP used the funds to retire the $2.0 million second trust deed payable to PHP. The Operating Partnership's new $2.0 million loan from PHP requires quarterly interest only payments at 8.5% per annum with all unpaid interest and principal due July 31, 2007.

          . The original 25-year lease between GL/PHP and PHP was renegotiated, effective as of August 15, 1997. Under the terms of the new 17-year net operating lease, PHP is required to make monthly payments of $221,500. The lease provides for rent increases equal to the annual increase in the Consumer Price Index subject to a maximum annual increase of 5%.

                               G&L REALTY CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

          The following table sets forth certain information regarding each of the New Jersey properties and the respective leases at August 15, 1997.

                                 YEAR
                             CONSTRUCTED      RENTABLE       TOTAL         AVERAGE
                                 OR            SQUARE      ANNUALIZED     RENT PER
        PROPERTY            REHABILITATED      FEET (1)      RENT (2)     SQ. FT. (3)
------------------------------------------------------------------------------------
2103 Mt. Holly Rd.
   Burlington, NJ          1994            12,560     $  434,950        $34.63

150 Century Parkway
   Mt. Laurel, NJ          1995            12,560        391,310         31.16

274 Highway 35, South
   Eatontown, NJ           1995            12,560        481,030         38.30

80 Eisenhower Drive
   Paramus, NJ             1994            12,675        421,800         33.28

16 Commerce Drive
   Cranford, NJ            1963            17,500        491,670         28.10

4622 Black Horse Pike
   Mays Landing, NJ        1994            12,560        437,490         34.83
                                         --------     ----------
       Total                               80,415     $2,658,250        $33.06
                                         ========     ==========

(1) Rentable square feet includes space used for management purposes but does not include storage space.
(2) Rent is based on third-party leased space billed in February 1997; no rent is assumed from management space.
(3) Average rent per square foot is calculated based upon third-party leased space, excluding management space.

          Prior to the Company's acquisition of PHP's 19.5% interest on August 15, 1997, the Company did not have the requisite level of voting control required by Financial Accounting Standard 94 to account for its interests on a
consolidated basis.   As a result of the terms of  the August 15, 1997
acquisition, the Company gained voting control of GL/PHP and is therefore required to include the assets, liabilities and operating activities of GL/PHP in the Company's consolidated financial statements.

          The Company views each interim period as being an integral part of the annual period, and, as a result of the August 15, 1997 transaction, the Company will be required to report the activities of GL/PHP on a consolidated basis for the year ending December 31, 1997. Therefore, these interim financial statements for the quarter ended March 31, 1997, have been restated to reflect the activities of the Company, including the assets, liabilities and operating activities of GL/PHP, on a consolidated basis.



9.  COMMITMENTS AND CONTINGENCIES

          Neither the Company, the Operating Partnership, the Realty Financing Partnership, the Medical Partnership, the Roxbury Partnership, GL/PHP, GLN Capital nor any of the assets within their portfolios of medical office buildings, parking facilities, and retail space (the "Properties") is currently a party to any material litigation.

                               G&L REALTY CORP.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                                  (Unaudited)

10.  SUBSEQUENT EVENT

          In May 1997, the Company issued 1,300,000 shares of 10.25% Series A Cumulative Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), exclusive of 195,000 which may in the future be purchased by the underwriters pursuant to an over allotment option. Dividends on the Series A Preferred Stock are cumulative from the date of issue and are payable monthly, commencing on June 15, 1997, to shareholders of record on the first day of each month at the rate of $2.5625 per share, a yield of 10.25% per annum based upon the $25 per share liquidation preference. The Preferred Stock is not redeemable prior to June 1, 2001; thereafter, the Company may redeem the Series A Preferred Stock for cash at a redemption price of $25 per share plus any accumulated, unpaid dividends.

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


Results of Operations
---------------------

Comparison of the Three Month Period Ended March 31, 1997 versus the Three Month Period Ended March 31, 1996

          Net income for the quarter ended March 31, 1997 declined approximately $247,000, or 18%, from the same period in 1996. Among other changes, the decline was primarily a result of the following: (i) a $207,000 net increase in property operations, which resulted from a $613,000 increase in rents, tenant reimbursements and parking revenues which was offset by a $406,000 increase in property operations expense, (ii) a $253,000 increase in interest expense, (iii) a $134,000 increase in depreciation and amortization expense, and (iv) a $77,000 increase in general and administrative expense.

          Rents, tenant reimbursements and parking revenues increased primarily as a result of the GL/PHP acquisition of six New Jersey properties and the two medical office buildings acquired in June 1996, in conjunction with the Tustin Hospital acquisition. Property operations expense increased $406,000 in the first quarter of 1997, or 31.7%, over the comparable period in 1996. The major components of the $406,000 increase in property operations expense are increases in real property taxes, the cost of earthquake insurance and the cost of operating the medical office buildings acquired in June 1996 in conjunction with the acquisition of Tustin Hospital in Tustin, California.

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

          The $134,000 increase in depreciation and amortization expense is attributable to the GL/PHP acquisition of six New Jersey properties and the two medical office buildings acquired in June 1996, in conjunction with the Tustin Hospital acquisition.

          Interest expense increased $253,000 from $2,216,000 for the three months ended March 31, 1996 to $2,469,000 for the same period in 1997, an increase of approximately 11%. Funding of the Company's investments in GL/PHP was the primary reason for the increase.

          Interest, loan fees and related revenues are primarily derived from investments in short term loans secured by senior care facilities. Although the senior care revenues declined $70,000 in the first quarter of 1997 as compared to the first quarter of 1996, the decline was offset by the shift of activity to GLN Capital.

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

          During February 1997, the Company borrowed $21.5 million from PHP and GLN Capital to fund its contributions to GL/PHP and the acquisition of the New Jersey Properties at interest rates ranging from 8.5% to 12.0%. The Company also invested approximately $2.4 million in GLN Capital with funds drawn from various credit lines at rates ranging from 7.5% to 10.5%. The sale of the Massachusetts Industrial Finance Agency Series A and B Bonds to GLN Capital contributed to a $14.0 million reduction in debt at March 31, 1997.

          In April 1997, the Company received a $1.0 million semiannual interest payment due on the Massachusetts Industrial Finance Agency Series A Industrial Revenue Bonds plus $4.5 million in proceeds due from the sale of the Series A and B Bonds as discussed in Note 7 to the Unaudited Condensed Consolidated Financial Statements. These proceeds were used to reduce the Company's indebtedness at the time of their receipt.

          As a result of the aforementioned Series A Preferred Stock offering, the Company received approximately $30.8 million on May 13, 1997. These funds were used to retire various debt obligations as described in Note 10 to the Unaudited Condensed Consolidated Financial Statements. The table on the following page sets forth the capitalization of the Company as of March 31, 1997 as adjusted to give effect to the sale by the Company of the Preferred Stock and the use of the net proceeds therefrom. This information should be read in conjunction with the Company's consolidated financial statements and related notes included in the Company's annual report on Form 10-K as well as the financial statements and related notes included in this Form 10-Q.

                                G&L REALTY CORP.

                                 CAPITALIZATION
                                  (Unaudited)

                                                  As of March 31, 1997
                                                Actual        As Adjusted
                                           ----------------------------------
                                                  (amounts in thousands)
DEBT:
Borrowings under lines of credit........    $ 20,200                  $    293
Other notes payable.....................     100,781                    89,938
                                            --------                  --------
   Total debt...........................     120,981                    90,231
Minority interest in consolidated
 affiliates.............................      (1,810)                   (1,810)
Minority interest in Operating
 Partnership............................       3,059                     3,059
STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value:
 10,000,000 shares authorized, none
 outstanding; 1,300,000 shares of
 Series A Preferred Stock as adjusted...         ---                        13
 Common Stock, $.01 par value:
 50,000,000 shares authorized,
 4,062,500 shares outstanding...........          41                        41
Additional paid-in capital                    23,710                    54,447
Distributions in excess of net income...      (1,659)                   (1,659)
                                            --------                  --------
   Total stockholders' equity                 22,092                    52,842
                                            --------                  --------
   TOTAL CAPITALIZATION                     $144,322                  $144,322
                                            ========                  ========

       Ratio of total debt to total
        capitalization (1) (2)                  60.3%

Pro forma ratio of total debt to total
 capitalization (1) (3)                                                   44.5%

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

          The proceeds of the Series A Preferred Stock offering were used to extinguish variable rate debt bearing interest at various rates from 7.5% to 12%, thereby reducing the Company's exposure to such debt by approximately $27 million, from $35.3 million to $8.3 million. Since January 1, 1997, the Company has reduced its overall exposure to variable rate debt by 88%, from a high of $69 million at January 1, 1996 to approximately $8.3 million in May 1997. Approximately $8.0 million of the remaining $8.3 million in variable rate debt is attributable to the Roxbury Partnership, in which the Company owns a 61.75% interest. At the conclusion of the offering and the debt repayments, the Company's exposure to variable rate debt was reduced to $5.2 million, based on the Operating Partnership's $4.9 million pro-rata share of the Roxbury Partnership's debt and $300,000 due on one of the Company's credit lines.

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

                                                       Three Months Ended
                                                            March 31,
                                                     1997              1996
                                                     ----------------------
                                                     (AMOUNTS IN THOUSANDS)
FUNDS FROM OPERATIONS (1):

 Net income                                             $1,106      $1,353
 Minority interest in Operating Partnership                136         153
 Net income before minority interest in
  Operating Partnership                                  1,242       1,506

 ADD:  Real estate related depreciation
       and amortization                                    771         707
 ADD:  Depreciation from unconsolidated
       affiliates                                          ---         ---
 LESS:  Adjustment for minority interest
        in consolidated partnership                        (15)         (7)
 Funds from Operations (2)                              $1,998      $2,206
                                                        ======      ======
Weighted averages shares outstanding (2)                 4,561       4,522
                                                        =======     ======

              Table and footnotes continue on the following page.

                                G&L REALTY CORP.
            FUNDS FROM OPERATIONS AND ADDITIONAL DATA -- (CONTINUED)
                                  (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                         1997         1996
                                                       --------------------
                                                      (AMOUNTS IN THOUSANDS)
ADDITIONAL DATA
---------------
Cash Flows:
-----------
          Operating Activities                              750       854
          Investing Activities                          (25,130)     (149)
          Financing Activities                           24,971      (227)

Capital Expenditures
--------------------
          Building improvements                             102        70
          Tenant improvements                               120       328
          Furniture, fixtures & equipment                     7         2
          Leasing commissions                                14        33

Depreciation and Amortization
-----------------------------
          Depreciation of real estate assets                751       667
          Depreciation of non-real estate assets             14        11
          Amortization of deferred lease costs               20        40
          Amortization of capitalized financing costs       166        99

   Accrued rent in excess of billed rent                    117       (34)

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

                           PART II OTHER INFORMATION

Item 1.   Legal Proceedings.

                None of the Company, the Operating Partnership, the Financing Partnership, the Realty Financing Partnership, the Medical Partnership, the Roxbury Partnership, GL/PHP, GLN Capital nor any of their respective properties is currently a party to any material litigation.

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

Item 6    Exhibits and Reports on Form 8-K.

          (a)            Exhibits

          10.39/(1)/    Limited Liability Company Agreement by and
                        between G&L Realty Partnership, L.P., a Delaware
                        limited partnership, and PHP Healthcare
                        Corporation, a Delaware corporation, for the
                        purpose of creating a limited liability company
                        to be named GL/PHP, LLC, dated as of February
                        26, 1997.
          10.40/(1)/    First Amendment To Limited Liability Company
                        Agreement entered into as of March 31, 1997 by
                        and between G&L Realty Partnership, L.P., a
                        Delaware limited partnership, and Property
                        Acquisition Trust I, a Delaware business trust,
                        for the purpose of amending that certain Limited
                        Liability Company Agreement of GLN Capital Co.,
                        LLC dated as of November 25, 1996.
          10.41/(1)/    Bond Purchase Agreement dated as of March 31,
                        1997 by and between GLN Capital Co., LLC (as
                        Buyer) and G&L Realty Partnership, L.P. (as
                        Seller).
          10.42/(2)/    Option Agreement, dated as of February 28, 1997,
                        by and among G&L Realty Partnership, L.P., GLN
                        Capital Co., LLC and PHP Healthcare Corporation.

          10.43/(3)/   First Amendment To Revolving Loan
                       Agreement by and between G&L Realty
                       Partnership, L.P., a Delaware limited
                       partnership ("Borrower") and Tokai Bank
                       of California, a California banking
                       corporation ("Lender"), dated as of May
                       7, 1997.
          27           Financial Data Schedule.

---------------------------
/(1)/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

/(2)/ Previously filed as an exhibit to the Company's Registration Statement on Form S-11 and amendments thereto (File No. 333-24911) and incorporated herein by reference.

/(3)/ Previously filed as an exhibit to the Company's interim report on form 10-
      Q for the period ended March 31, 1997.

         (b) Reports on Form 8-K.

                  (i) The Company filed a Report on Form 8-K on March 31, 1997 concerning the sale of certain Series A and B Industrial Revenue Bonds issued by the Massachusetts Industrial Finance Agency (the "Bonds"). The Bonds had an aggregate principal amount of $25,665,000 and carried accrued and unpaid interest of approximately $2,000,000 at the time of sale. The Operating Partnership sold the Bonds to GLN Capital for $7,665,000 and, in connection therewith, assigned $14,000,000 in indebtedness owed to GMAC-CM.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               G&L REALTY CORP.



Dated: October 14, 1997               By:  /s/ Quentin Thompson
                                           --------------------
                                           Quentin Thompson
                                           Secretary, Treasurer
                                           and Chief Accounting Officer

                                 EXHIBIT INDEX

       Exhibit No.                 Description
       -----------   ------------------------------------------
       10.39/(1)/   Limited Liability Company Agreement by and between G&L
                    Realty Partnership, L.P., a Delaware limited partnership,
                    and PHP Healthcare Corporation, a Delaware corporation, for the purpose of creating a limited liability company to be
                    named GL/PHP, LLC, dated as of February 26, 1997.
       10.40/(1)/   First Amendment To Limited Liability Company Agreement
                    entered into as of March 31, 1997 by and between G&L Realty
                    Partnership, L.P., a Delaware limited partnership, and
                    Property Acquisition Trust I, a Delaware business trust, for the purpose of amending that certain Limited Liability
                    Company Agreement of GLN Capital Co., LLC dated as of
                    November 25, 1996.
       10.41/(1)/   Bond Purchase Agreement dated as of March 31, 1997 by and
                    between GLN Capital Co., LLC (as Buyer) and G&L Realty
                    Partnership, L.P. (as Seller ).

       10.42/(2)/   Option Agreement, dated as of February 28, 1997, by and
                    among G&L Realty Partnership, L.P., GLN Capital Co., LLC and
                    PHP Healthcare Corporation.
       10.43/(3)/   First Amendment To Revolving Loan Agreement by and between
                    G&L Realty Partnership, L.P., a Delaware limited partnership
                    ("Borrower") and Tokai Bank of California, a California
                    banking corporation ("Lender"), dated as of May 7, 1997.
       27           Financial Data Schedule.

-----------------------------
/(1)/ Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

/(2)/ Previously filed as an exhibit to the Company's Registration Statement on Form S-11 and amendments thereto ( File No. 333-24911) and incorporated herein by reference.

/(3)/ Previously filed as an exhibit to the Company's interim report on form 10-Q for the period ended March 31, 1997.