Form 10-Q/A
period 1997-06-30
G&L REALTY CORP
filed 1997-10-14
CIK 912240

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                               (AMENDMENT NO. 1)


(MARK ONE)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                  For the quarterly period ended June 30, 1997

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

                                G&L REALTY CORP.


                          AMENDED REPORT ON FORM 10-Q



          On August 15, 1997, G & L Realty Corp. (the "Company") acquired 100% ownership of GL/PHP, LLC, a Delaware limited liability company ("GL/PHP") which owns six primary health care facilities located in New Jersey. Prior to the August 15, 1997 transaction, the Company accounted for its investment in GL/PHP using the equity method as the Company did not have the requisite level of voting control required by Financial Accounting Standard 94 to consolidate its interests in GL/PHP.


          The Company views each interim period as being an integral part of the annual period, and, as a result of the August 15, 1997 transaction, the Company will be required to report the activities of GL/PHP on a consolidated basis for the year ending December 31, 1997. This Form 10-Q/A amends and restates the previously reported activities of the Company for the quarter ended June 30, 1997, to show the activities of GL/PHP on a consolidated basis.



                                     INDEX


Part I   Financial Information                                         Page Number
                                                                       -----------
   Item 1 Financial Statements

          Condensed Consolidated Balance Sheets as of
           June 30, 1997 (unaudited) and December 31, 1996                    3

          Condensed Consolidated Statements of Operations for the
           Three Month and the Six Month Periods Ended June 30, 1997
           and 1996 (unaudited)                                               4

          Condensed Consolidated Statements of Cash Flows for the Six
           Month Periods Ended June 30, 1997 and 1996 (unaudited)            5-6

          Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                     7 -13

   Item 2 Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     14 - 18

Part II  Other Information

   Item 1 Legal Proceedings                                                   19

   Item 2 Changes in Securities                                               19

   Item 3 Defaults Upon Senior Securities                                     19

   Item 4 Submission of Matters to a Vote of Security Holders            19 - 20

   Item 5 Other Information                                                   20

   Item 6 Exhibits and Reports on Form 8-K                                    20

Signature                                                                     21

Exhibit Index                                                                 22

                                G&L REALTY CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30            December 31,
                                                                        1997                1996
                                                                     -------------------------------
                                                                     (Unaudited)
ASSETS
--------------------------------------------------------------

Rental properties:
 Land                                                                $ 22,721,000        $ 17,096,000
 Buildings and improvements, net                                       91,932,000          76,135,000
   Total rental properties                                            114,653,000          93,231,000
Cash and restricted cash                                                2,254,000           2,232,000
Other receivables, net                                                  1,523,000             682,000
Tenant rent and reimbursements receivable, net                          1,411,000           1,048,000
Unbilled rent receivable, net                                           1,616,000           1,477,000
Investments in unconsolidated affiliates                                5,071,000                 ---
Mortgage loans and bonds receivable, net                               27,828,000          14,358,000
Assets available for sale                                                 312,000          20,523,000
Deferred charges and other assets, net                                  2,469,000           2,445,000
                                                                     ------------        ------------
   TOTAL ASSETS                                                      $157,137,000        $135,996,000
                                                                     ============        ============
LIABILITIES AND STOCKHOLDERS'EQUITY
-----------------------------------
Liabilities:
 Notes payable                                                         95,325,000         109,025,000
 Accounts payable and other liabilities                                 1,664,000           1,462,000
 Distributions payable                                                  1,621,000           1,642,000
 Tenant security deposits                                               1,044,000           1,034,000
                                                                     ------------        ------------
   Total liabilities                                                   99,654,000         113,163,000

Commitments and contingencies                                                 ---                 ---

Minority interest in consolidated affiliates                           (1,764,000)         (2,718,000)
Minority interest in Operating Partnership                              3,016,000           3,103,000
Stockholders' equity:
 Preferred shares - $.01 par value, 10,000,000 shares
   authorized, 1,495,000 and no shares of 10.25% Series A
   Cumulative issued and outstanding as of 6/30/97 and
   12/31/96 respectively                                                   15,000
 Common shares - $.01 par value, 50,000,000 shares
  authorized, 4,005,700 and 4,062,500 shares issued and
  outstanding as of  6/30/97 and 12/31/96 respectively                     40,000              41,000
 Additional paid-in capital                                            58,186,000          23,710,000
 Distributions in excess of net income                                 (2,010,000)         (1,303,000)
                                                                     ------------        ------------
   Total stockholders' equity                                          56,231,000          22,448,000
                                                                     ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDER S' EQUITY                          $157,137,000        $135,996,000
                                                                     ============        ============

     See accompanying notes to Condensed Consolidated Financial Statements.

                                G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                            For the Three Month                  For the Six Month
                                                           Period Ended June 30,                Period Ended June 30,
                                                          1997               1996              1997               1996
                                                      --------------------------------------------------------------------
REVENUES:
 Rental                                               $4,903,000         $ 3,652,000       $ 9,413,000         $ 7,673,000
 Tenant reimbursements                                   146,000             118,000           395,000             257,000
 Parking                                                 358,000             288,000           718,000             633,000
 Interest, loan fees and related income                  810,000           1,626,000         2,385,000           3,271,000
 Other                                                    28,000             138,000           137,000             225,000
                                                      ----------         -----------       -----------         -----------
   Total revenues                                      6,245,000           5,822,000        13,048,000          12,059,000
                                                      ----------         -----------       -----------         -----------
EXPENSES:
 Property operations                                   1,501,000           1,204,000         3,167,000           2,464,000
 Depreciation and amortization                         1,065,000             840,000         2,016,000           1,657,000
 Interest                                              2,206,000           2,081,000         4,675,000           4,297,000
 General and administrative                              529,000             521,000         1,007,000             923,000
 Loss on disposition of rental property                      ---           4,874,000               ---           4,874,000
                                                      ----------         -----------       -----------         -----------
   Total expenses                                      5,301,000           9,520,000        10,865,000          14,215,000
                                                      ----------         -----------       -----------         -----------
Income (loss) from operations                            944,000          (3,698,000)        2,183,000          (2,156,000)

Equity in earnings of unconsolidated affiliate           520,000                 ---           572,000                 ---
Minority interest in consolidated affiliates             (46,000)            (35,000)          (95,000)            (72,000)
Minority interest in Operating Partnership              (136,000)            380,000          (272,000)            227,000
                                                      ----------         -----------       -----------         -----------
Net income (loss) before extraordinary gain            1,282,000          (3,353,000)        2,388,000          (2,001,000)
Extraordinary gain on retirement of debt                     ---           9,311,000               ---           9,311,000
                                                      ----------         -----------       -----------         -----------
Net income                                            $1,282,000         $ 5,958,000       $ 2,388,000         $ 7,310,000
                                                      ==========         ===========       ===========         ===========
Per share data:
 Before extraordinary gain                                 $0.27              $(0.82)            $0.53              $(0.49)
 Extraordinary gain                                          ---                2.29               ---                2.29
                                                      ----------         -----------       -----------         -----------
 Net income                                                $0.27               $1.47             $0.53               $1.80
                                                      ==========         ===========       ===========         ===========
Weighted average number of outstanding shares          4,102,000           4,063,000         4,139,000           4,062,000

     See accompanying notes to Condensed Consolidated Financial Statements.

                                G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six Months Ended June 30,
                                                                                    1997                  1996
                                                                                ----------------------------------
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $  2,388,000          $  7,310,000
 Adjustments to reconcile net income to net cash provided by operating activities:
      Extraordinary gain on retirement of debt                                           ---            (9,311,000)
      Loss on disposition of rental property                                             ---             4,874,000
      Depreciation and amortization                                                2,016,000             1,657,000
      Minority interests                                                             367,000              (155,000)
      Undistributed equity in income from affiliates                                (405,000)                  ---
      Gain on sale of assets held for sale                                          (556,000)                  ---
      Unbilled rent receivable, net                                                 (139,000)              148,000
      Allowance for doubtful notes and accounts receivable                           212,000                96,000
      (Increase) decrease in:
         Other receivables                                                          (736,000)             (342,000)
         Tenant rent and reimbursements receivable                                  (320,000)               66,000
         Prepaid expense and other assets                                           (267,000)             (163,000)
         Accrued interest receivable and loan fees                                   192,000              (300,000)
      Increase (decrease) in:
         Accounts payable and other liabilities                                      202,000              (180,000)
         Tenant security deposits                                                     10,000                16,000
                                                                                ------------          ------------
Net cash provided by operating activities                                          2,964,000             3,716,000
                                                                                ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental properties                                                      (613,000)             (944,000)
Purchase of rental properties                                                    (22,384,000)           (1,274,000)
Proceeds from sale (acquisition)of assets available for sale                       4,520,000            (3,005,000)
Pre-acquisition costs                                                                    ---              (812,000)
Return of pre-acquisition deposits                                                    17,000             1,115,000
Leasing commissions                                                                  (42,000)              (67,000)
Investment in notes and bonds receivable (net)                                   (14,208,000)          (10,377,000)
Investments in affiliates                                                         (2,038,000)                  ---
                                                                                ------------          ------------
Net cash used in investing activities                                            (34,748,000)          (15,364,000)
                                                                                ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                                            33,963,000            31,800,000
Repayment of notes payable                                                       (33,663,000)          (14,687,000)
Deferred financing costs                                                            (367,000)           (1,096,000)
Sale of preferred stock and preferred partnership units                           35,415,000                   ---
Sale (purchase) of common stock and partnership units                               (925,000)                4,000
Minority interest equity contribution                                                858,000                   ---
Distributions                                                                     (3,475,000)           (2,907,000)
                                                                                ------------          ------------
Net cash provided by financing activities                                         31,806,000            13,114,000
                                                                                ------------          ------------
NET INCREASE IN CASH AND RESTRICTED CASH                                              22,000             1,466,000
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD                                    2,232,000             1,280,000
                                                                                ------------          ------------
CASH AND RESTRICTED CASH AT END OF PERIOD                                       $  2,254,000          $  2,746,000
                                                                                ============          ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                                        $  4,283,000          $  4,120,000
                                                                                ============          ============

     See accompanying notes to Condensed Consolidated Financial Statements.

                                G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                      Six Months Ended June 30,
                                                                       1997             1996
                                                                    ----------------------------
                                                                           (Unaudited)

During the period, the Company sold Series A and B Bonds for the following non-cash consideration:
     Assignment of note payable                                     $14,000,000
  Investment in affiliate                                             3,165,000
                                                                    -----------
                                                                    $17,165,000
                                                                    ===========
Property acquired in exchange for partnership units                                  $   549,000
                                                                                     ===========
Net cost of assets transferred to lien holder:
  Land                                                                               $ 2,047,000
  Buildings and improvements                                                          21,601,000
  Tenant improvements                                                                    477,000
     Accumulated depreciation                                                         (3,557,000)
                                                                                     -----------
       Total rental property                                                          20,568,000

  Unbilled rent receivable, net                                                        1,109,000
  Tenant and other accounts receivable                                                   340,000
  Leasing commissions, net                                                               181,000
  Prepaid expense and other assets                                                        87,000
  Accounts payable and other liabilities                                                 589,000
                                                                                     -----------
Net cost of assets transferred to lien holder                                         22,874,000

Nonrecourse debt extinguished                                                         28,500,000
                                                                                     -----------
Excess of nonrecourse debt over net cost of assets surrendered                       $ 5,626,000
                                                                                     ===========
Noncash gain from transfer of property to lien holder:
  Extraordinary gain on retirement of debt                                            $ 9,311,000
  Minority interest share of extraordinary gain                                         1,055,000
                                                                                      -----------
     Extraordinary gain on retirement of debt                                          10,366,000
  Extraordinary loss related to other refinancing transactions                            134,000
                                                                                      -----------
     Extraordinary gain on transfer of property to lien                                10,500,000
      holder
  Loss on disposition of rental property                                               (4,874,000)
                                                                                      -----------
Noncash gain from transfer of property to lien holder                                 $ 5,626,000
                                                                                      ===========

Distributions declared not yet paid                                  $1,621,000       $ 1,642,000
                                                                     ==========       ===========

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

          G&L Realty Partnership, L.P., a Delaware limited partnership
            (the "Operating Partnership")
          G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the "Realty Financing Partnership")*
          G&L Medical Partnership, L.P., a Delaware limited partnership
            (the "Medical Partnership")*
          435 North Roxbury Drive, Ltd., a California limited partnership
            (the "Roxbury Partnership")
          GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*

          *The Realty Financing Partnership, the Medical Partnership and GL/PHP are herein defined collectively as the "Financing Entities" and individually as a "Financing Entity".

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

     The Operating Partnership and PHP Healthcare Corporation, a Delaware corporation ("PHP") own 80.5% and 19.5% interests, respectively, in GL/PHP. The Operating Partnership is the sole manager of GL/PHP and, subject to restrictions in GL/PHP's operating agreement, controls GL/PHP. (See subsequent event in Note 7 to these condensed consolidated financial statements).

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

                                G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (UNAUDITED)


3.   BUILDINGS AND IMPROVEMENTS

          Buildings and improvements consist of the following:


                                                                              June 30,            December 31,
                                                                                1997                  1996
                                                                            ----------------------------------
                                                                            (Unaudited)
Buildings and improvements                                                  $ 98,705,000          $ 81,677,000
Tenant improvements                                                            5,045,000             4,708,000
Furniture, fixtures and equipment                                                366,000               359,000
                                                                            ------------          ------------
                                                                             104,116,000            86,744,000
Less accumulated depreciation and amortization                               (12,184,000)          (10,609,000)
                                                                            ------------          ------------
        Total                                                               $ 91,932,000          $ 76,135,000
                                                                            ============          ============

4.   DEFERRED CHARGES AND OTHER ASSETS

        Deferred charges and other assets consist of the following:

                                                                              June 30,          December 31,
                                                                                1997                1996
                                                                             -------------------------------
                                                                            (Unaudited)
Deferred financing costs                                                     $1,814,000           $2,061,000
Pre-acquisition costs                                                               ---               17,000
Leasing commissions                                                             504,000              462,000
Prepaid expense and other assets                                                540,000              272,000
                                                                             ----------           ----------
                                                                              2,858,000            2,812,000
Less accumulated amortization                                                  (389,000)            (367,000)
                                                                             ----------           ----------
        Total                                                                $2,469,000           $2,445,000
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

                                                                              June 30,           December 31,
                                                                                1997                1996
                                                                            --------------------------------
                                                                            (Unaudited)
Distributions in excess of net income at beginning of period                $(1,303,000)         $(5,479,000)
Net income during period                                                      2,388,000            9,701,000
Less: Distributions declared                                                 (3,095,000)          (5,525,000)
                                                                            -----------          -----------
Distributions in excess of net income                                       $(2,010,000)         $(1,303,000)
                                                                            ===========          ===========


6.   INVESTMENT IN UNCONSOLIDATED AFFILIATE

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

                                G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (UNAUDITED)


        The following table provides a summary of the Company's investment GLN Capital, as of June 30, 1997.

                                                    GLN Capital
                                                    -----------
Cash contributions                                   $2,038,000
Non-Cash contributions                                3,165,000
Equity in earnings                                      572,000
Unrecognized gain                                      (537,000)
Cash distributions                                     (167,000)
                                                     ----------
BALANCE June 30, 1997                                $5,071,000
                                                     ==========

       Following is a summary of the condensed financial information, as of June 30, 1997, for GLN Capital.

                                         GLN Capital
                                       ---------------
Financial Position:
-------------------

   Notes and bonds receivable, net       $ 30,605,000
   Other Assets                               277,000
   Notes payable                          (21,134,000)
   Other liabilities                         (186,000)
                                         ------------
Net Assets:                              $  9,562,000

Partner's equity:
-----------------
   G&L Realty Partnership, L.P.          $  5,203,000
   Others                                   3,522,000
   Current earnings                         1,108,000
   Cash distributions                        (271,000)
                                         ------------
                                         $  9,562,000
                                         ============
Operations:
-----------
   Revenues                              $  1,847,000
   Expenses                                   739,000
                                         ------------
Net Income                               $  1,108,000
                                         ============
Allocation of net income:
-------------------------
   G & L Realty Partnership, L.P.        $    572,000
   Others                                     536,000
                                         ------------
                                         $  1,108,000
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

    . The original 25-year lease between GL/PHP and PHP was renegotiated, effective as of August 15, 1997. Under the terms of the new 17-year net operating lease, PHP is required to make monthly payments of approximately $221,500. The lease provides for rent increases equal to the annual increase in the Consumer Price Index subject to a maximum annual increase of 5%.


       The table on the following page sets forth certain information regarding each of the New Jersey properties and the respective leases at August 15, 1997.

                                G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (UNAUDITED)


                                                           YEAR
                                                       CONSTRUCTED     RENTABLE             TOTAL                  AVERAGE
                                                           OR           SQUARE            ANNUALIZED               RENT PER
    PROPERTY                                          REHABILITATED     FEET(1)             RENT(2)               SQ. FT.(3)
----------------------------------------------------------------------------------------------------------------------------
2103 Mt. Holly Rd.
   Burlington, NJ                                         1994           12,560           $  434,950                $34.63

150 Century Parkway
   Mt. Laurel, NJ                                         1995           12,560              391,310                 31.16

274 Highway 35, South
   Eatontown, NJ                                          1995           12,560              481,030                 38.30

80 Eisenhower Drive
   Paramus, NJ                                            1994           12,675              421,800                 33.28

16 Commerce Drive
   Cranford, NJ                                           1963           17,500              491,670                 28.10

4622 Black Horse Pike
   Mays Landing, NJ                                       1994           12,560              437,490                 34.83
                                                                         ------           ----------
          Total                                                          80,415           $2,658,250                $33.06
                                                                         ======           ==========

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

     The Company views each interim period as being an integral part of the annual period, and, as a result of the August 15, 1997 transaction, the Company will be required to report the activities of GL/PHP on a consolidated basis for the year ending December 31, 1997. Therefore, these interim financial statements for the quarter ended June 30, 1997, have been restated to reflect the activities of the Company, including the assets, liabilities and operating activities of GL/PHP, on a consolidated basis.


8.   STOCKHOLDER EQUITY AND DEBT OUTSTANDING

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

                                G&L REALTY CORP.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                                  (UNAUDITED)


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

         Credit line due August 17, 1998, collateralized by deeds of trust, $20 million available, interest payable monthly at 30
          day LIBOR plus 1.75% per annum (7.5% at pay-off)...............      $16,900,000

         Unsecured credit line due December 11, 1997.  $3.0 million available, interest payable monthly at the prime rate plus
          2.0% (10.5% at pay-off)........................................        1,000,000

         Note due June 17, 1997, collateralized by note receivable and deed of trust, interest payable monthly at the Citibank Prime
          rate of interest (8.5% at pay-off).............................        4,125,000

         Note due May 31, 1997, collateralized by note receivable and deed of trust, interest payable monthly at the Citibank Prime
          rate of interest (8.5% at pay-off).............................        3,000,000

         Note due August 28, 1997, collateralized by equity investment
          in affiliate, interest payable at 12% per annum................        3,700,000


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

     In May of 1996, the Company transferred the property located at 436 North Bedford Drive to the lien holder in satisfaction of the debt secured by the property. Subsequently, on August 30, 1996, the Company reacquired the 436 North Bedford Drive property. Therefore, the second quarter of 1997 includes a full quarter of operations for this property compared to a partial quarter of operations in 1996. The increases in revenues related to rents, tenant reimbursements and parking during the second quarter of 1997 as compared to 1996 are primarily attributed to: (i) the May 1996 transfer of the 436 North Bedford Drive to the lender for such property and the related absence of rents, tenant reimbursements and parking revenues during the remainder of May and the full month of June 1996, and (ii) the acquisition by GL/PHP of the six New Jersey properties. The second quarter 1997 increase in property operations, depreciation and amortization and interest expense can be attributed to the 436 North Bedford Drive transaction in 1996 and the acquisition of the GL/PHP properties.

     The Company's investment in GLN Capital contributed $520,000 to second quarter 1997 earnings before any adjustment for minority interests. Prior to 1997, the Company invested directly in trust deeds secured by senior care facilities. While the formation of GLN Capital expanded the Company's access to capital, the revenues and expenses of GLN Capital are not included in the Company's consolidated statement of operations except for the Company's
allocated share of GLN Capital's net income.   The decline in revenues from
interest, loan fees and related income from $1,626,000 during the second quarter of 1996 to $810,000 for the same period in 1997 is the result of a shift in activity away from loans originated directly by the Operating Partnership and toward loans originated through GLN Capital. Although the Company may, from time to time, invest directly in trust deeds secured by senior care facilities, the trend toward investment in GLN Capital and away from direct investments in trust deeds by the Operating Partnership is anticipated to continue.

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


     The 1996 disposition and reacquisition of the 436 North Bedford Drive property and the GL/PHP acquisition of the six New Jersey properties also contributed to increases in rents, tenant reimbursements and parking revenues during the first six months of 1997 when compared to 1996 due to the related absence of rents, tenant reimbursements and parking revenues that resulted from the 436 North Bedford Drive and GL/PHP transactions. The first six months of 1997 reflected a similar increase in property operations, depreciation and amortization and interest expenses as compared to 1996.

     During the first half of 1997, the Company made new investments in short-term secured loans through GLN Capital, an unconsolidated affiliate. The subsequent $886,000 decline in interest, loan fees and related income, from the six months ended June 30, 1996 compared to the same period in 1997, reflects the Company's investments in secured trust deeds through the GLN Capital venture with Nomura. The $572,000 equity in earnings of unconsolidated affiliate for the six months ended June 30, 1997 is attributable to the Company's allocated share of net income from the activity in GLN Capital. The Company accounts for its investment in GLN Capital using the equity method; therefore, the Company's allocated share of revenues are reported net of expenses and after income from operations.

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

     As a result of the aforementioned Series A Preferred Stock offering, the Company received approximately $35.4 million in May 1997. These funds were used to retire various debt obligations as described in Note 7 to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q/A.

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

     Management believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q, the additional data presented below, and the Company's Consolidated Financial Statements and related Notes included in the Company's annual report on Form 10-
K. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The tables below present an analysis of FFO and certain additional data for the three-month and six-month periods ended June 30, 1997 and 1996.

                                                         For the Three Months Ended       For the Six Months Ended
                                                                  June 30,                        June 30,
                                                            1997            1996            1997           1996
                                                         ---------------------------------------------------------
                                                                           (amounts in thousands)
Funds from operations (1):

Net income                                                 $1,282         $ 5,958          $2,388         $ 7,310

ADD:   Minority interest in Operating Partnership             136            (380)            272            (227)
ADD:   Real estate related depreciation and
       amortization                                           816             672           1,587           1,379

ADD:   Loss on disposition of rental property                 ---           4,874             ---           4,874
LESS:  Extraordinary gain                                     ---          (9,311)            ---          (9,311)
LESS:  Adjustment for minority interest in
       consolidated partnership                               (27)             (7)            (42)            (13)

LESS:  Dividends on preferred stock                          (192)            ---            (192)            ---
                                                           ------         -------          ------         -------
Funds from Operations (1)                                  $2,015         $ 1,806          $4,013         $ 4,012
                                                           ======         =======          ======         =======
Weighted averages shares outstanding (2)                    4,504           4,523           4,533           4,522
                                                           ======         =======          ======         =======

              Table and footnotes continue on the following page.

                                G&L REALTY CORP.
            FUNDS FROM OPERATIONS AND ADDITIONAL DATA -- (Continued)
                                  (Unaudited)


                                                             For the Three Months        For the Six Months Ended
                                                                Ended June 30,                    June 30,
                                                             1997           1996          1997             1996
                                                             ----------------------------------------------------
                                                                (amounts in thousands)
ADDITIONAL DATA
---------------
Cash Flows:
-----------
  Operating Activities                                      2,214           2,862           2,964           3,716
  Investing Activities                                     (9,618)        (15,215)        (34,748)        (15,364)
  Financing Activities                                      6,835          13,341          31,806          13,114

Capital Expenditures
--------------------
  Building improvements                                       167             128             269             198
  Tenant improvements                                         217             391             337             719
  Furniture, fixtures & equipment                             ---              25               7              27
  Leasing commissions                                          28              34              42              67

Depreciation and Amortization
-----------------------------
  Depreciation of real estate assets                          796             642           1,547           1,309
  Depreciation of non-real estate assets                       14              11              28              22
  Amortization of deferred lease costs                         20              30              40              70
  Amortization of capitalized financing costs                 235             157             401             256

Accrued rent in excess of billed rent                          22            (114)            139            (148)

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

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings.

          Neither the Company, the Operating Partnership, the Financing Partnership, the Realty Financing Partnership, the Medical Partnership, the Roxbury Partnership, GL/PHP, GLN Capital nor any of their respective properties is currently a party to any material litigation.

Item 2. Changes in Securities.

          In May 1997, the Company issued 1,495,000 shares (including an over allotment of 195,000 shares) of 10.25% Series A Cumulative Preferred Stock, par value $.01 (the "Series A Preferred Stock"). The issuance of the Series A Preferred Stock has the effect of modifying the rights of the holders of the Company's Common Stock insofar as the holders of the Series A Preferred Stock enjoy preferential rights as to dividends and proceeds upon liquidation. See Note 8 to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

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


Item 5. Other Information.

       None.

Item 6. Exhibits and Reports on Form 8-K.

       (a)  Exhibits

            10.44* Loan and Security Agreement by GLN Capital Co., LLC., a
                   Delaware limited liability company, and G&L Realty Partnership, L.P., a Delaware limited partnership, dated as of June 1, 1997.

            27     Financial Data Schedule.

* Previously filed as an exhibit to the Company's interim report on form 10-Q for the period ended June 30, 1997.

       (b)  Reports on Form 8-K.

           (i) The Company filed a Report on Form 8-K on March 31, 1997 and an Amended Report on Form 8-K/A on May 30, 1997 concerning the sale of certain Series A and B Industrial Revenue Bonds issued by the Massachusetts Industrial Finance Agency (the "Bonds"). The Bonds had an aggregate principal amount of $25,665,000 and carried accrued and unpaid interest of approximately $2,000,000 at the time of sale. The Operating Partnership sold the Bonds to GLN Capital for total consideration of $21,665,000 consisting of cash in the amount of $4,500,000, deemed equity contribution of $3,165,000 to GLN Capital and the assumption by GLN Capital of $14,000,000 in indebtedness owed to GMAC-CM.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       G&L REALTY CORP.



Dated:  October 14, 1997               By: /s/ Quentin Thompson
                                          ---------------------------------
                                               Quentin Thompson
                                               Secretary, Treasurer
                                               and Chief Accounting Officer

                                 EXHIBIT INDEX


    Exhibit No.                               Description
    -----------                               -----------
       10.44 *        Loan and Security Agreement by GLN Capital Co., LLC., a Delaware limited liability company, and G&L Realty Partnership, L.P., a Delaware limited partnership, dated as of June 1, 1997.
       27             Financial Data Schedule.

* Previously filed as an exhibit to the Company's interim report on form 10-Q for the period ended June 30, 1997.