Form 10-Q
period 1997-09-30
G&L REALTY CORP
filed 1997-11-05
CIK 912240

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q
(MARK ONE)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
               For the quarterly period ended September 30, 1997

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

                                ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.
                                                      ---

     The number of shares outstanding of the Registrant's Common Stock as of October 31, 1997 was 4,001,300 shares.


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

     Item 1    Financial Statements
                    Condensed Consolidated Balance Sheets
                    as of September 30, 1997 (unaudited) and
                    December 31, 1996                                        3

                    Condensed Consolidated Statements of
                    Operations for the three and nine months ended
                    September 30, 1997 and 1996 (unaudited)                  4

                    Condensed Consolidated Statements of Cash Flows
                    for the nine months ended September 30, 1997
                    and 1996 (unaudited)                                     5

                    Condensed Consolidated Statements of Cash Flows:
                    Supplemental Schedule of Noncash Investing and
                    Financing Activities for the nine months ended
                    September 30, 1997 and 1996 (unaudited)                  6

                    Notes to Condensed Consolidated Financial
                    Statements (unaudited)                              7 - 18

     Item 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     19 - 23


Part II        Other Information
     Item 1    Legal Proceedings                                            24
     Item 2    Changes in Securities                                        24
     Item 3    Defaults Upon Senior Securities                              24
     Item 4    Submission of Matters to a Vote of Security Holders          24
     Item 5    Other Information                                            24
     Item 6    Exhibits and Reports on Form 8-K                             24

Signature                                                                   25

Exhibit
Index                                                                       26

                                 REALTY CORP.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30,    December 31,
                                                                             1997            1996
                                                                     --------------------------------
                                                                         (Unaudited)

ASSETS
------
Rental properties:
 Land                                                                 $ 23,521,000        $ 17,096,000
 Buildings and improvements, net                                        95,117,000          76,135,000
                                                                      ------------        ------------
   Total rental properties                                             118,638,000          93,231,000
Cash                                                                       570,000             265,000
Restricted cash                                                          2,566,000           1,967,000
Other receivables, net                                                   1,013,000             682,000
Tenant rent and reimbursements receivable, net                           1,581,000           1,048,000
Unbilled rent receivable, net                                            1,722,000           1,477,000
Investments in unconsolidated affiliates                                 5,391,000                 ---
Mortgage loans and bonds receivable, net                                30,224,000          14,358,000
Assets available for sale                                                  287,000          20,523,000
Deferred charges and other assets, net                                   2,354,000           2,445,000
                                                                      ------------        ------------
   TOTAL ASSETS                                                       $164,346,000        $135,996,000
                                                                      ============        ============
LIABILITIES AND STOCKHOLDERS'EQUITY
-----------------------------------
Liabilities:
 Notes payable                                                        $103,939,000        $109,025,000
 Accounts payable and other liabilities                                  1,617,000           1,462,000
 Distributions payable                                                   1,601,000           1,642,000
 Tenant security deposits                                                1,044,000           1,034,000
                                                                      ------------        ------------
   Total liabilities                                                   108,201,000         113,163,000

Commitments and contingencies                                                  ---                 ---

Minority interest in consolidated partnership                           (2,645,000)         (2,718,000)
Minority interest in Operating Partnership                               2,966,000           3,103,000

Stockholders' equity:
 Preferred shares - $.01 par value, 10,000,000 shares authorized:
   Series A Cumulative Preferred - 1,495,000 and zero shares
    issued and outstanding as of 9/30/97 and 12/31/96
    respectively                                                            15,000                 ---
 Common shares - $.01 par value, 50,000,000 shares authorized,
  4,005,700 and 4,062,500 shares issued and outstanding as of
  9/30/97 and 12/31/96 respectively                                         40,000              41,000
 Additional paid-in capital                                             58,186,000          23,710,000
 Distributions in excess of net income                                  (2,417,000)         (1,303,000)
                                                                      ------------        ------------
   Total stockholders' equity                                           55,824,000          22,448,000
                                                                      ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $164,346,000        $135,996,000
                                                                      ============        ============

     See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                               For the Three Month             For the Nine Month
                                                           Periods Ended September 30,     Periods Ended September 30,
                                                              1997            1996            1997            1996
                                                           -----------------------------------------------------------

REVENUES:
 Rental                                                     $5,201,000     $3,723,000     $14,614,000    $11,396,000
 Tenant reimbursements                                         189,000        124,000         584,000        381,000
 Parking                                                       330,000        289,000       1,048,000        922,000
 Interest, loan fees and related income                      1,059,000      2,071,000       3,444,000      5,342,000
 Other                                                          84,000         92,000         221,000        317,000
                                                            ----------     ----------     -----------    -----------
   Total revenues                                            6,863,000      6,299,000      19,911,000     18,358,000
                                                            ----------     ----------     -----------    -----------

EXPENSES:
 Property operations                                         1,490,000      1,369,000       4,657,000      3,833,000
 Depreciation and amortization                                 931,000        777,000       2,947,000      2,434,000
 Interest                                                    2,074,000      2,276,000       6,749,000      6,573,000
 General and administrative                                    502,000        499,000       1,509,000      1,422,000
 Loss on disposition of rental property                                                                    4,874,000
                                                            ----------     ----------     -----------    -----------
   Total expenses                                            4,997,000      4,921,000      15,862,000     19,136,000
                                                            ----------     ----------     -----------    -----------
Income (loss) from operations                                1,866,000      1,378,000       4,049,000       (778,000)

Equity in earnings of unconsolidated affiliate                 294,000                        866,000
Minority interest in consolidated affiliates                   (40,000)       (32,000)       (135,000)      (104,000)
Minority interest in Operating Partnership                    (129,000)      (151,000)       (400,000)        77,000
                                                            ----------     ----------     -----------    -----------
Income (loss) before extraordinary gain                      1,991,000      1,195,000       4,380,000       (805,000)
Extraordinary gain on retirement of debt                                                                   9,311,000
                                                            ----------     ----------     -----------    -----------
Net income                                                  $1,991,000     $1,195,000     $ 4,380,000    $ 8,506,000
                                                            ==========     ==========     ===========    ===========

Per share data:
 Income (loss) before extraordinary gain                         $0.25          $0.29           $0.78         $(0.20)
 Extraordinary gain                                                                                             2.29
                                                            ----------     ----------     -----------    -----------
 Net income                                                      $0.25          $0.29           $0.78          $2.09
                                                            ==========     ==========     ===========    ===========
Weighted average number of outstanding shares                4,128,000      4,063,000       4,135,000      4,063,000

     See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Nine Month Periods Ended September 30,
                                  (Unaudited)

                                                                            1997            1996
                                                                     -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                           $  4,380,000        $  8,506,000
 Adjustments to reconcile net income to net cash provided by operating activities:
      Extraordinary gain on retirement of debt                                 ---          (9,311,000)
      Loss on disposition of rental property                                   ---           4,874,000
      Depreciation and amortization                                      2,947,000           2,434,000
      Minority interests                                                   535,000              27,000
      Undistributed equity in income from affiliates                      (700,000)                ---
      Gain on sale of assets held for sale                                (556,000)                ---
      Unbilled rent receivable                                            (307,000)            122,000
      Allowance for doubtful notes and receivables                        (134,000)            410,000
      (Increase) decrease in:
         Accounts receivable                                              (206,000)           (101,000)
         Tenant rent and reimbursements receivable                        (362,000)           (152,000)
         Prepaid expense and other assets                                 (146,000)            466,000
         Accrued interest receivable and loan fees                        (939,000)         (1,183,000)
      Increase (decrease) in:
         Accounts payable and other liabilities                            (32,000)           (774,000)
         Tenant security deposits                                           10,000              11,000
                                                                      ------------        ------------
Net cash provided by operating activities                                4,490,000           5,318,000
                                                                      ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to rental properties                                           (724,000)         (1,500,000)
 Purchase of rental properties                                         (22,452,000)        (19,428,000)
 Proceeds from sale (acquisition) of assets available for sale           4,475,000          (3,273,000)
 Pre-acquisition costs                                                     (46,000)            (50,000)
 Return of pre-acquisition deposits                                            ---           1,115,000
 Leasing commissions                                                      (114,000)            (99,000)
 Investment in notes and bonds receivable                              (19,656,000)         (1,464,000)
 Net investment in affiliate                                            (2,038,000)                ---
                                                                      ------------        ------------
Net cash used in investing activities                                  (40,555,000)        (24,699,000)
                                                                      ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable proceeds                                                 42,878,000          47,000,000
 Deferred financing costs                                                 (301,000)         (1,114,000)
 Repayments of notes payable                                           (33,964,000)        (21,020,000)
 Sale of preferred stock and preferred partnership units                35,415,000                 ---
 Sale (purchase) of common stock and partnership units                    (925,000)              5,000
 Increase in restricted cash                                              (599,000)         (1,863,000)
 Distributions                                                          (6,134,000)         (4,308,000)
                                                                      ------------        ------------
Net cash provided by financing activities                               36,370,000          18,700,000
                                                                      ------------        ------------
NET INCREASE (DECREASE) IN CASH                                            305,000            (681,000)
BEGINNING CASH                                                             265,000             932,000
                                                                      ------------        ------------
ENDING CASH                                                           $    570,000        $    251,000
                                                                      ============        ============
SUPPLEMENTAL CASH FLOW INFORMATION
        Cash paid during the period for interest                      $  6,647,000        $  6,636,000

     See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                For the Nine Month Periods Ended September 30,
                                  (Unaudited)

                                                                   1997           1996
                                                                -------------------------

NONCASH INVESTING ACTIVITIES:
  Property acquired in exchange for partnership units                           $   549,000
                                                                                ===========

  Property acquired in satisfaction of note receivable           $ 4,650,000
                                                                 ===========

  During the period, the Company sold Series A and B
   Bonds for the following noncash consideration:
       Assignment of note payable                                $14,000,000
       Investment in affiliate                                     3,165,000
                                                                 -----------
                                                                 $17,165,000
                                                                 ===========
NONCASH FINANCING ACTIVITIES:
Net cost of assets transferred to lien holder:
  Land                                                                          $ 2,047,000
  Buildings and improvements                                                     21,601,000
  Tenant improvements                                                               477,000
     Accumulated depreciation                                                    (3,557,000)
                                                                                -----------
       Total rental property                                                     20,568,000

  Unbilled rent receivable, net                                                   1,109,000
  Tenant and other accounts receivable                                              340,000
  Leasing commissions, net                                                          181,000
  Deferred charges and other assets                                                  87,000
  Accounts payable and other liabilities                                            589,000
                                                                                -----------
Net cost of assets transferred to lien holder                                    22,874,000

Nonrecourse debt extinguished                                                    28,500,000
                                                                                -----------
Excess of nonrecourse debt over net cost of assets surrendered                  $ 5,626,000
                                                                                ===========
Noncash gain from transfer of property to lien holder:
  Extraordinary gain on retirement of debt                                      $ 9,311,000
  Minority interest share of extraordinary gain                                   1,055,000
                                                                                -----------
     Extraordinary gain on retirement of debt                                    10,366,000
  Extraordinary loss related to other refinancing transactions                      134,000
                                                                                -----------
     Extraordinary gain on transfer of property to lien holder                   10,500,000
  Loss on disposition of rental property                                         (4,874,000)
                                                                                -----------
Noncash gain from transfer of property to lien holder                           $ 5,626,000
                                                                                ===========
Distributions declared not yet paid                             $ 1,601,000     $ 1,642,000

     See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   GENERAL


          G & L Realty Corp. (the "Company") was formed as a Maryland corporation on September 15, 1993 to continue the ownership, management, acquisition and development activities previously conducted by G&L Development, a California general partnership, the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through, the following entities:

          G&L Realty Partnership, L.P., a Delaware limited partnership
            (the "Operating Partnership")
          G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the "Realty Financing Partnership")*
          G&L Medical Partnership, L.P., a Delaware limited partnership
            (the "Medical Partnership")*
          G&L Gardens, LLC, an Arizona limited liability company
             ("Maryland Gardens")
          435 North Roxbury Drive, Ltd., a California limited partnership
            (the "Roxbury Partnership")
          GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*

          *The Realty Financing Partnership, the Medical Partnership, Maryland Gardens and GL/PHP are herein defined collectively as the "Financing Entities" and individually as a "Financing Entity".

          The Company, as the sole general partner and as owner of an approximately 89% ownership interest, controls the Operating Partnership. The Company controls the Financing Entities through wholly owned subsidiaries incorporated in the State of Delaware ( collectively, the "Subsidiaries" and individually, a "Subsidiary"). Each Subsidiary owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity. The remaining 99% ownership interest in each Financing Entity is owned by the Operating Partnership, acting as sole limited partner or member.

          References in these consolidated financial statements to the Company include its operations, assets and liabilities include the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities and the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner).

                               G&L REALTY CORP.

                                  (UNAUDITED)


          The Company also owns interests in various unconsolidated affiliates. Although the Company's investment represents a significant portion of the capital of such affiliates and the Company exercises significant influence over the activities of these entities, the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of
these affiliates in the consolidated financial statements of the Company.   The
Company has unconsolidated financial interests in the following entities:

     GLN Capital Co., LLC ("GLN Capital"), a Delaware limited liability company formed in 1996. GLN Capital, an unconsolidated affiliate, is owned 49.9% by the Operating Partnership and 50.1% by an affiliate of Nomura Asset Capital Corp. ("Nomura"). The purpose of GLN Capital is to fund loans to the senior care industry.

     Valley Convalescent, LLC ("Valley Convalescent") is a California limited liability company formed by the Company, through the Operating Partnership, and Continuum Health Incorporated, a Delaware corporation ("Continuum"), who each hold a 50% ownership interest. Continuum is the managing member of Valley Convalescent which was formed for the purpose of acquiring Valley Convalescent Center located in El Centro, California.

     AV Medical Associates, LLC ("AV Medical") is a California limited liability company formed by the Company through the Operating Partnership, and M&Z Aliso Associates, LLC, a California limited liability company, who each hold a 50% ownership interest. The M&Z Aliso Associates, LLC is the managing member of AV Medical which was formed for the purpose of acquiring a vacant parcel of land in Aliso Viejo, California upon which AV Medical intends to build a 33,000 square foot, three story medical office building which has been preleased to an investment grade hospital owner/operator.

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

          The information presented as of and for the three and nine month periods ended September 30, 1997 and 1996 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results that might be expected for the full fiscal year.

                               G&L REALTY CORP.

                                  (UNAUDITED)


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

          The Condensed Consolidated Balance Sheets reflect the combined assets and liabilities of the Company. The Condensed Consolidated Statements of Operations include the operating results of the Company for the three and nine months ended September 30, 1997 and 1996. The Condensed Consolidated Statements of Cash Flows have been prepared to reflect the operations of the Company for the nine months ended September 30, 1997 and 1996.

          Cash and Restricted Cash - As of September 30, 1997, the Company had $2,566,000 in a segregated interest bearing account to be used for debt service due in October 1997, current property taxes, insurance and property improvements.

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

          Per Share Data - Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options granted under the Company's 1993 Stock Incentive Plan. As of September 30, 1997, there were approximately 341,500 stock options outstanding with a weighted average exercise price of $11.85. Using the closing market price of $18.50 on September 30, 1997, the number of shares which may be issued pursuant to the Plan is 122,755.



3.  BUILDINGS AND IMPROVEMENTS

          Buildings and improvements consist of the following:

                                                    September 30,    December 31,
                                                         1997            1996
                                                 --------------------------------
                                                    (Unaudited)
Buildings and improvements                        $102,674,000        $ 81,677,000
Tenant improvements                                  5,123,000           4,708,000
Furniture, fixtures and equipment                      372,000             359,000
                                                  ------------        ------------
                                                   108,169,000          86,744,000
Less accumulated depreciation and amortization     (13,052,000)        (10,609,000)
                                                  ------------        ------------
        Total                                     $ 95,117,000        $ 76,135,000
                                                  ============        ============

                               G&L REALTY CORP.

                                  (UNAUDITED)


4.   DEFERRED CHARGES AND OTHER ASSETS

        Deferred charges and other assets consist of the following:

                                      September 30,    December 31,
                                           1997            1996
                                   --------------------------------
                                       (Unaudited)
Deferred financing costs                 $1,760,000      $2,061,000
Pre-acquisition costs                        63,000          17,000
Leasing commissions                         576,000         462,000
Prepaid expense and other assets            397,000         272,000
                                         ----------      ----------
                                          2,796,000       2,812,000
Less accumulated amortization              (442,000)       (367,000)
                                         ----------      ----------
        Total                            $2,354,000      $2,445,000
                                         ==========      ==========


5.   STOCKHOLDERS' EQUITY AND DEBT OUTSTANDING

          As described in Note 2, the Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the nine month period ended September 30, 1997 and for the year ended December 31, 1996:



                                           September 30,    December 31,
                                               1997            1996
                                        -------------------------------------
                                            (Unaudited)
Distributions in excess of net income
 at beginning of period                      $(1,303,000)         $(5,479,000)
Net income during period                       4,380,000            9,701,000
Less: Distributions declared                  (5,494,000)          (5,525,000)
                                             -----------          -----------
Distributions in excess of net income        $(2,417,000)         $(1,303,000)
                                             ===========          ===========

                               G&L REALTY CORP.

                                  (UNAUDITED)


     The Company issued 1,495,000 shares which included an over allotment of 195,000 shares of 10.25% Series A Cumulative Preferred Stock, par value $.01 (the "Series A Preferred Stock") in May 1997. Dividends on the Series A Preferred Stock are cumulative from the date of issue and are payable monthly to shareholders of record on the first day of each month. The dividends, which commenced on June 15, 1997, are payable at the rate of $2.5625 per share, yielding 10.25% per annum based upon the $25 per share liquidation preference. The Company may redeem the Series A Preferred Stock at the redemption price of $25 per share plus any accumulated, unpaid dividends at any time after June 1, 2001.

     Upon consummation of the offering, the Company received net proceeds of $35.4 million. The Company contributed the net proceeds of the Series A Preferred Stock offering to the Operating Partnership in exchange for a new series of preferred partnership units having terms substantially similar to those of the Series A Preferred Stock. Approximately $28.7 million of the proceeds were used by the Operating Partnership to repay, without prepayment charges or penalties, the following notes payable:

     Credit line due August 17, 1998, collateralized by deeds of trust, $20 million available, interest payable monthly at
       30 day LIBOR plus 1.75% per annum (7.5% at pay-off).........  $16,900,000
     Unsecured credit line due December 11, 1997.  $3.0 million available, interest payable monthly at the prime rate plus
       2.0% (10.5% at pay-off).....................................    1,000,000
     Note due June 17, 1997, collateralized by note receivable
       and deed of trust, interest payable monthly at the Citibank
       Prime rate of interest (8.5% at pay-off)....................    4,125,000
     Note due May 31, 1997, collateralized by note receivable
       and deed of trust, interest payable monthly at the Citibank
       Prime rate of interest (8.5% at pay-off)....................    3,000,000
     Note due August 28, 1997, collateralized by equity
       investment in affiliate, interest payable at 12% per annum..    3,700,000

     The excess proceeds (approximately $6.7 million) were invested in interest-bearing accounts.

     At various times during the three months ended June 30, 1997, the Company repurchased a total of 56,800 shares of the Company's Common Stock at an average price of approximately $16.30 per share.



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

                               G&L REALTY CORP.

                                  (UNAUDITED)

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

  The following table provides a summary of the Company's investment in GLN Capital, as of September 30, 1997.

          Cash contributions                 $  2,038,000
          Non-Cash contributions                3,165,000
          Equity in earnings                      866,000
          Unrecognized gain                      (512,000)
          Cash distributions                     (166,000)
                                             ------------
          BALANCE September 30, 1997         $  5,391,000
                                             ============

     Following is a summary of the condensed financial information, as of September 30, 1997, for GLN Capital.

          Financial Position:
          -------------------
              Notes and bonds receivable, net          $ 31,748,000
              Other Assets                                  258,000
              Notes payable                             (21,134,000)
              Other liabilities                            (993,000)
                                                       ------------
          Net Assets:                                  $  9,879,000
                                                       ============

          Partner's equity:
          -----------------
              G&L Realty Partnership, L.P.             $5,203,000
              Others                                    3,522,000
              Current earnings                          1,629,000
              Cash distributions                         (475,000)
                                                       ----------
                                                       $9,879,000
                                                       ==========

          Operations:
          -----------
              Revenues                                 $2,960,000
              Expenses                                  1,331,000
                                                       ----------
          Net Income                                   $1,629,000
                                                       ==========

          Allocation of net income:
          -------------------------
              G & L Realty Partnership, L.P.           $  866,000
              Others                                      763,000
                                                       ----------
                                                       $1,629,000
                                                       ==========

                               G&L REALTY CORP.

                                  (UNAUDITED)


7.   INVESTMENT IN RENTAL PROPERTIES AND SECURED NOTES RECEIVABLE

     On February 26, 1997 the Company, through the Operating Partnership, entered into a joint venture by forming GL/PHP, LLC, a Delaware limited liability company ("GL/PHP") with PHP Healthcare Corporation, an NYSE listed company ("PHP"). At the time of its formation, the Operating Partnership and PHP contributed $4.4 million of equity in proportion to their 80.5% and 19.5% respective interests in GL/PHP. Subject to restrictions in the operating agreement, the Operating Partnership was the sole manager of GL/PHP. On February 28, 1997, GL/PHP acquired six primary care facilities in New Jersey, totaling 80,415 square feet, at a cost of approximately $22.4 million. GL/PHP used the $4.4 million equity contribution together with the proceeds of two new loans obtained from PHP to fund the acquisition. The PHP loans were secured by first and second deeds of trust with the greater of the two loans, at $15,735,000, due on August 28, 1997 and giving PHP a right, upon default, to purchase the Company's 80.5% interest in GL/PHP. The properties, which were acquired from Blue Cross/Blue Shield of New Jersey, were initially leased to PHP pursuant to the terms of a 25-year net lease which provided for fixed rent escalations during the term of the lease. Mr. Charles P. Reilly, a director of the Company and chairman of the Compensation Committee of the Company's Board of Directors, is Chairman of the Board of Directors of PHP. Mr. Reilly was not present and did not participate in the Board's consideration of this proposal and did not vote with respect thereto. See "Business and Properties--Description of the Properties and Tenants" and "Certain Transactions."

     On August 15, 1997, the Company acquired PHP's interest in GL/PHP for a total consideration of $919,000. Concurrent with the transfer of ownership, the following transactions were completed:

     .    GL/PHP redeemed PHP's 18.5% ownership interest in GL/PHP.

     . PHP's remaining 1% ownership interest in GL/PHP was assigned to G&L Management Delaware Corp., a newly formed Delaware corporation and wholly owned subsidiary of the Company.

     . G&L Management Delaware Corp. assumed responsibilities as the managing member of GL/PHP from the Operating Partnership.

     . GL/PHP obtained a new 10-year, $16.0 million fixed rate loan from Nomura that bears interest at 8.98% per annum and requires monthly principal and interest payments of approximately $155,000 per month.

     . The Operating Partnership borrowed $2.0 million from PHP and contributed the loan proceeds to GL/PHP. GL/PHP used the funds to retire the $2.0 million second trust deed payable to PHP. The Operating Partnership's new $2.0 million loan from PHP is unsecured and requires quarterly interest only payments at 8.5% per annum with all unpaid interest and principal due July 31, 2007.

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

                                   YEAR
                               CONSTRUCTED       RENTABLE         TOTAL          AVERAGE
                                    OR            SQUARE        ANNUALIZED      RENT PER
        PROPERTY              REHABILITATED      FEET (1)        RENT (2)      SQ. FT. (3)
-----------------------------------------------------------------------------------------
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
                                                  ======         ==========

(1) Rentable square feet includes space used for management purposes but does not include storage space.
(2) Rent is based on third-party leased space billed in February 1997; no rent is assumed from management space.
(3) Average rent per square foot is calculated based upon third-party leased space.


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

     The Company views each interim period as being an integral part of the annual period, and, as a result of the August 15, 1997 transaction, the Company will be required to report the activities of GL/PHP on a consolidated basis for the year ending December 31, 1997. [Therefore, these interim financial statements for the nine months ended September 30, 1997, include the assets, liabilities and operating activities of GL/PHP, on a consolidated basis.]

     In August of 1997, the Company took title to the Maryland Gardens Facility through a deed in lieu of foreclosure on a loan secured by a first trust deed the Company had previously funded on this property. At the time the Company took title to this facility the outstanding balance on this loan was approximately $4.7 million, which was also the appraised value on this facility at that time. The Maryland Gardens Facility is currently leased to Capital Senior Management I, Inc. ("Capital Senior Management"), a nationally recognized senior care facility operator which has been operating this facility since 1996. Management believes that Capital Senior Management is continuing to operate this facility profitably and effectively under its operating lease, which provides for triple net rental payments in the amount of $30,000 in September 1997. The monthly rental payment will be increased to $35,000 per month from October 1997 through April 1998 and June through July 1998. No rental payments were due in August 1997 or will be due in May 1998.

                               G&L REALTY CORP.

                                  (UNAUDITED)

     In the normal course of its business, the Company has funded three loans secured by deeds of trust totaling an aggregate of approximately $2.9 million. The first of these loans is secured by a 92-bed senior care facility ( the "Coos Bay Facility") located in Coos Bay, Oregon. The second and third of these are secured by a 63-bed senior care facility and a 68-bed senior care facility (the "Idaho Facilities") located in Idaho Falls and Burley, Idaho, respectively.

     In October 1997, the Company assigned to Iatros Health Network, Inc. (Iatros) its participation interest in promissory notes secured by third and fifth trust deeds on the Crystal Park Facility in exchange for an unsecured 7-year 10% note for $800,000 from Iatros. As part of the assignment agreement with Iatros, the Company retained title to the accounts receivable of the former owner of the facility, which had served as additional collateral for the promissory notes, and which the Company believes have a net realizable value of approximately $400,000. The outstanding balance on these promissory notes was approximately $1.3 million at September 30, 1997.



8.   SUBSEQUENT EVENTS

     On October 15, 1997, the Company and the Operating Partnership created two new entities for the purpose of acquiring three nursing homes in Massachusetts (the "Hampden Properties."). The Hampden Properties previously secured the Bonds held by GLN Capital (see note 6). The Company has formed G&L Hampden, Inc., a Delaware corporation and wholly owned subsidiary of the Company. The Operating Partnership and G&L Hampden, Inc. have entered into an operating agreement and have formed G&L Hampden, LLC ("G&L Hampden"), a Delaware limited liability company which is 99% owned by the Operating Partnership and 1% owned by G&L Hampden, Inc. its sole managing member. On October 28, 1997, G&L Hampden acquired the Hampden Properties from Hampden Nursing Homes, Inc. ("Hampden Nursing"), for a total aggregate consideration of approximately $20.4 million. Of this amount, G&L Hampden will borrow $6.0 million from Nomura at an interest rate of 8.62% per annum. The Hampden Properties will secure repayment of this loan. Under this loan, the Company may, at any time during the next two years, make up to two additional draws of not less than $2.0 million each, up to an aggregate loan amount of 14.0 million (including the initial draw under the loan). In the event the Company makes an additional loan draw, the interest rate on such draw will be 2.5%; per annum above the prevailing market rate on U.S. Treasury Securities of equivalent maturity. The loan agreement with Nomura provides for a term of 12 years and requires monthly interest and principal payments based upon a 27-year amortization schedule. At the end of 12 years, all unpaid principal and interest will be due in full. The Company has the option to prepay this loan at any time upon the payment of a premium that, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. Government sufficient to provide for the schedule payments remaining under the note. As a condition of the loan, Nomura has required G&L Hampden to place $400,000 into a reserve account which may be used to fund unspecified maintenance capital reserves.

    In conjunction with the acquisition of the Hampden Properties, the Company entered into a 15-year net operating lease with Iatros. Although Iatros is the current operator of the Hampden Properties, the licenses necessary to operate the Hampden Properties are currently held by Hampden Nursing. Iatros has applied for state authorization to operate the Hampden Properties without the participation of Hampden Nursing. Although this transfer will be handled in the normal course of business, the parties

                               G&L REALTY CORP.

                                  (UNAUDITED)

anticipate that it will take approximately 90 days to transfer the licenses. Until the licenses are transferred, the Company has leased the facilities to Hampden Nursing which has engaged Iatros to manage the facilities until the licenses are transferred. The lease between the Company and Hampden Nursing requires monthly lease payments of $225,000 and expires upon transfer of the operating licenses from Hampden Nursing to Iatros. The Company's lease with Iatros for the Hampden Properties provides for the monthly lease payments of $225,000 and fixed annual increases of 2.0% per year at the end of each of the first seven years. Thereafter, the annual increase is based upon the greater of 2.0% of the previous year's rent or 2.5% of the increase in gross receipts derived from the operation of the Hampden Properties in excess of $17,750,000. Although management believes that Iatros will receive approval for the transfer of the operating license from Hampden Nursing in a timely manner, there can be no assurance that the license will be transferred or, if it is, that the transfer will occur within the expected 90-day time period.

      The Hampden Properties are Riverdale Gardens Nursing Home, located in West Springfield, Massachusetts, Chestnut Hill Nursing Home, located in East Longmeadow, Massachusetts and Mary Lyon Nursing Home, located in Hampden, Massachusetts.

    Riverdale Gardens Nursing Home is a 168-bed nursing facility currently licensed for 84 skilled care and 84 intermediate care beds with 16 private and 76 double occupancy rooms. Constructed in various stages between 1957 and 1975, the property consists of a single story 54,451 square foot building on approximately 3.85 acres as well as a 3,366 square foot family residence on an adjacent 30,000 square foot lot.

    Chestnut Hill Nursing Home is a 123-bed nursing home consisting of 82 skilled nursing and 41 intermediate care beds with 15 private and 54 double occupancy rooms. The facility is a 49,198 square foot single story building constructed in 1984 on approximately 11.9 acres of land.

    Mary Lyon Nursing Home occupies a 28,940 square foot building situated on
3.7 acres and was originally constructed in 1959 and renovated in 1986. The facility is licensed for 100 beds of which 40 are skilled nursing and 60 are intermediate care beds with ten private rooms, 39 double occupancy and three quadruple occupancy rooms.

     The following table sets forth certain information regarding the Hampden Properties as of October 28, 1997.


                                            Year Constructed                                    Total         Average
                                                   or           Number of      Purchase       Annualized     Annual Rent
          Property                           Rehabilitated        Beds         Price            Rent           Per Bed
---------------------------                 -----------------   ---------      --------       -----------    ------------
Riverdale Gardens Nursing Home.........      1957-1975             168         $ 5,760,000     $  762,420     $ 4,538
Chestnut Hill Nursing Home.............           1984             123          10,825,000      1,432,800      11,649
Mary Lyon Nursing Home.................           1986             100           3,815,000        504,780       5,048

     The total annualized rent expected to be derived from the Hampden Properties is approximately $2.7 million, or approximately 11.5% of the Company's total annualized rental income, based on current rental rates. This rental income will be derived from Hampden Nursing until the transfer of the licenses to Iatros, at which time Iatros will be responsible for the rent on the Hampden Properties. Iatros has recently experienced problems in operating certain senior care facilities and had reported financial

                               G&L REALTY CORP.

                                  (UNAUDITED)

difficulties which could materially and adversely affect the Company's results of operations and its ability to make expected distributions to stockholders. In light of such difficulties, Iatros has recently hired a new management team to improve its senior care facility operating capabilities. Although the Company believes that this new management team will be able to operate senior care facilities profitably, there can be no assurance that Iatros' facility operations will improve under this new management team.

     On October 24, 1997, the Company, through AV Medical, has acquired a vacant parcel of land located in Aliso Viejo, California for approximately $2.2 million. AV Medical Associates, LLC ("AV Medical") intends to build a 33,000 square foot, three-story MOB on this property. Management believes that, upon completion of construction, the total investment in land and building will be approximately $6.5 million. Concurrent with the acquisition of the vacant land, AV Medical pre-leased the entire MOB to an investment grade hospital operator. Under the terms of this 10-year net operating lease with this hospital tenant, rent payments will commence upon issuance of a Certificate of Occupancy at the rate of $750,000 per annum. The tenant has an option to acquire the MOB from AV Medical for approximately $9.5 million after four years of tenancy. There can be no assurance, however, that the Company will be able to develop the Aliso Viejo MOB property or, if developed, that the lease will prove favorable to the Company.

     In conjunction with the October 24, 1997 acquisition of land, the Company directly acquired a second parcel of land in Aliso Viejo, California for $814,000. Prior to closing escrow on this second parcel, the Company signed a lease with a nationally recognized retailer who has agreed to occupy and lease the 9,100 square foot building to be constructed on this parcel. The Company has an agreement with this future tenant for construction of the building for a cost not to exceed $720,000. The lease, which is anticipated to commence on August 1, 1998, is a ten-year triple net lease with annual net lease payments of $182,000 for the first five years and $200,000 per annum thereafter. While management believes that this land will be successfully developed and leased, there can be no assurance that this transaction will prove favorable to the Company.

     The Company has a 50% membership interest in Valley Convalescent, LLC ("Valley Convalescent"), a limited liability company formed by the Company and Continuum Health Incorporated ("Continuum"), which was formed in anticipation of the purchase of Valley Convalescent Hospital, Valley Living Center and Mountain View Care Center located in El Centro, California (the " El Centro Properties") for an aggregate acquisition price of approximately $3.6 million, $400,000 of which would be used for facility renovations. The Company and Continuum contributed approximately $300,000 and $344,000, respectively, to Valley Convalescent and the Company funded a loan secured by a first deed of trust on the El Centro Properties for approximately $2.8 million. This loan bears interest at a rate of 12.0% per annum, matures on September 1, 2002, and provides for monthly payments of interest only. At maturity, assuming no prepayments, $2.8 million will be due on this loan. This loan permits prepayments on any monthly payment date of all or any portion of the outstanding principal amount of the loan, without penalty, upon not less than five day's prior written notice to the Company of the borrower's intent to repay. Although no assurances can be given, the Company anticipates that the sale of these properties will close during the fourth quarter upon the receipt of certain regulatory licenses by the proposed operator of the properties.

                               G&L REALTY CORP.

                                  (UNAUDITED)

 9.  DEPENDENCE ON CERTAIN TENANTS

     The Company leases the six MOB properties located in New Jersey to PHP under a 17-year lease pursuant to which PHP will pay approximately $2.7 million annually. The Company also leases the Hampden Properties to Hampden Nursing pursuant to a short-term lease which provides for monthly aggregate rent payments of $225,000. Hampden Nursing has engaged Iatros to manage the facilities until such time as the operating licenses for these facilities are transferred to Iatros. Upon transfer of the operating licenses, the Company's 15-year lease with Iatros will commence, under which the Company will receive rent of approximately $2.7 million per annum. The rent revenues to be received pursuant to these leases, individually and collectively, is significant to the Company's operations.

10.  COMMITMENTS AND CONTINGENCIES

     Neither the Company, any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of medical office buildings, senior care facilities, parking facilities, and retail space is currently a party to any material litigation.

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

Results of Operations
---------------------

Comparison of the Three Month Period Ended September 30, 1997 versus the Three Month Period Ended September 30, 1996.

     Revenues increased by $564,000 from $6,299,000 in the third quarter of 1996 to $6,863,000 for the same period in 1997. Rents, tenant reimbursements and parking revenues increased an aggregate $1,584,000 or 38% from a combined total of $4,136,000 during the third quarter of 1996 to $5,720,000 for the same period in 1997. Increases in rents, tenant reimbursements and parking revenues were related to the acquisition of the six New Jersey properties, the Tustin Hospital lease, the rental income from Maryland Gardens and the August 30, 1996 reacquisition of the property located at 436 North Bedford Drive. In 1997, the Company began making loans through GLN Capital, its newly formed venture with Nomura. Interest, loan fees and related revenues derived from loans secured by senior care facilities were down $1,012,000 from the third quarter of 1996, reflecting the shift toward investments in GLN Capital, in which the Company reports its pro-rata share of net income but does not report its pro-rata share of revenues and expenses. The Company's pro-rata share of net income from its investments in GLN Capital is reported after income from operations and totaled $294,000 for the three months ended September 30, 1997.

     Expenses increased by $76,000, or less than 2%, from $4,921,000 in the third quarter of 1996 to $4,997,000 for the same period in 1997. Property operations increased 9% or $121,000 from $1,369,000 in the third quarter of 1996 to $1,490,000 for 1997. The primary component of this increase was the August 30, 1996 reacquisition of the property located at 436 North Bedford Drive. Depreciation and amortization expense also increased 20% or $154,000 from $777,000 to $931,000 in the third quarter of 1996 and 1997, respectively. This increase in depreciation and amortization expense resulted from depreciation expense related to the six New Jersey properties, Maryland Gardens and 436 North Bedford Drive. Interest expense declined $202,000 from $2,276,000 in 1996 to $2,074,000 for the three months ended September 30, 1997. The decline in interest expense was related to the Series A Preferred Stock offering completed in the second quarter of 1997, the proceeds of which were used to retire debt. This decrease in interest expense was partially offset by added interest expense from the additional $18.0 million of debt used to acquire the six New Jersey properties.

Comparison of the Nine Month Period Ended September 30, 1997 versus the Nine Month Period Ended September 30, 1996.

     Net income declined $4,126,000 from $8,506,000 for the nine months ended September 30, 1996 to $4,380,000 during the same period in 1997 primarily due to non-recurring gains and losses resulting from the disposition of one of the Company's properties. The primary components affecting this decline were the $4,874,000 loss on disposition of rental property and the associated $9,311,000 extraordinary gain on retirement of the debt secured the related rental property.

     Revenues increased approximately 8% or $1,553,000 from $18,358,000 for the nine months ended September 30, 1996 to $19,911,000 during the same period in 1997. This increase in revenues was the result of a $3,547,000 or 28% increase in rents, tenant reimbursements and parking revenues which was partially offset by a $1,898,000 or 36% decline in interest, loan fees and related revenues. The $3,547,000 increase resulted from several events, including the addition, on February 28, 1997, of the six New Jersey properties, the commencement on May 1, 1997, of the Tustin Hospital lease, the leasing, in August 1997, of the Maryland Gardens facility to a nursing home operator and the reacquisition, in August 30, 1996, of the property located at 436 North Bedford Drive.

     During the first nine months of 1997, the Company made new investments in short-term secured loans through GLN Capital, an unconsolidated affiliate. Interest, loan fees and related revenues declined $1,898,000 from $5,342,000 during the nine months ended September 30, 1996 to $3,444,000 during the same period in 1997, reflecting management's decision to make investments in secured trust deeds through GLN Capital for which the Company reports its pro-rata share of net income from GLN Capital but no revenues. The Company accounts for its investments in unconsolidated affiliates, such as GLN Capital, using the equity method; therefore, the Company's pro-rata share of net income from investment in such unconsolidated affiliates is reported after income from operations. The Company's pro-rata share of net income from GLN Capital totaled $866,000 for the nine months ended September 30, 1997.

     Excluding the 1996 loss on disposition of rental property of $4,874,000, operating expense increased $1,600,000 or 11% from $14,262,000 during the nine months ended September 30, 1996 to $15,862,000 in 1997. Property operations increased $824,000 or 21% from $3,833,000 in 1996 to $4,657,000 for the same period of 1997. This increase is the result of the acquisition of the Tustin Hospital and adjacent medical office buildings and the reacquisition of the 436 North Bedford Drive property in August 1996. The Company has also increased earthquake coverage on its properties located in Southern California which has partially contributed to the rise in property operations expense. Depreciation and amortization expense increased 21% or $513,000 from $2,434,000 to $2,947,000 during the nine months ended September 30, 1996 and 1997, respectively. This increase in depreciation and amortization expense is the result of depreciation expense related to the six New Jersey properties, the Tustin Hospital and adjacent medical office buildings, the Maryland Gardens facility and 436 North Bedford Drive. Interest expense increased $176,000 from $6,573,000 in 1996 to $6,749,000 for the nine months ended
September 30, 1997. The increase in interest expense is related to the added interest expense from the additional debt used to acquire the six New Jersey properties. This increase in interest expense was offset, in part, by lower interest costs which resulted from the Company's reduction of its debt with the proceeds from the sale of Series A Preferred Stock in the second quarter of 1997.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1997, the Company's investment in real estate assets totaled approximately $118.6 million, which included $111.1 million related to 13 medical office buildings and an adjacent parking structure in California and six medical office buildings in New Jersey and $7.3 million related to two senior care facilities in California and Arizona. The Company also had $30.5 million invested in five secured notes (before allowance for doubtful accounts of $350,000) secured by senior care facilities located in Oregon, California, Idaho and Maryland.

     During the first nine months of 1997, the Company completed the $22.4 million acquisition of the New Jersey properties which are 100% leased to PHP subject to a 17-year net operating lease which includes annual rent adjustments equal to increases in the Consumer Price Index up to a maximum of 5.0%. Effective May 1, 1997, the Company leased the previously closed Tustin Hospital, which was vacant when acquired in June 1996. In September 1997, the Company directly loaned an aggregate of $5.7 million in secured first trust deeds to facilitate the acquisition of four senior care facilities located in California, Oregon and Idaho.

     As of December 31, 1996, the Company had a reserve for doubtful notes receivable of $375,000. Due to the uncertainties surrounding various notes, the Company increased its reserves for doubtful notes receivable to $630,000 as of June 30, 1997. During the third quarter, management reduced the reserves from $630,000 to $350,000. Based upon the receipt of the $800,000 Note from Iatros, the assignment of $400,000 accounts receivable from the Crystal Park facility and appraisals on the Maryland Gardens and Carroll Manor facilities, management believes that $350,000 is appropriate.

     In May 1997, the Company issued 1,495,000 shares of the Series A Preferred Stock, from which it received net proceeds of $35.4 million. Of these proceeds, approximately $28.7 million was used to repay indebtedness which carried interest at rates ranging from 7.5% to 12%. The Company has a $20.0 million secured and $3.0 million unsecured line of credit. As of September 30, 1997, the Company had $4.5 million available under its secured credit line and $3.0 million available under its unsecured credit line. At various times during the second quarter, which ended on June 30, 1997, the Company repurchased a total of 56,800 shares of the Company's Common Stock at an average price of approximately $16.30 per share.

     The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of medical office buildings and senior care lending activities and primarily consist of Funds from Operations ("FFO") less dividends (see discussion below of FFO). In addition to the recently completed preferred stock offering, the Company's external sources of capital consist of various secured loans and lines of credit. The Company's ability to expand its medical office and senior care lending operations requires continued access to capital to fund new investments.

     The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the third quarter of 1997 in the amount of $0.36 per share which was paid on October 15, 1997 to stockholders of record on September 30, 1997. The Company also paid a monthly dividend to holders of the Company's Series A Preferred Stock on the fifteenth day of each of July, August, September and October to stockholders of record on the first day of each month. Undistributed FFO was used internally to fund maintenance and capital expenditures necessary to maintain the Company's existing properties.

     In general, the Company expects to continue meeting its short-term liquidity requirements through its working capital, cash flow provided by operations and, if necessary, from its lines of credit. The Company considers its ability to generate cash to be good and expects to continue meeting all operating requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the issuance of debt securities and the offering of additional equity securities. Although no assurances can be given, Management anticipates that it will complete an offering of 1,200,000 shares of Series B Preferred Stock during the fourth quarter, the net proceeds of which are expected to be approximately $28.3 million. The proceeds will be used in part to pay indebtedness under the Company's credit lines with the balance to fund new property acquisitions and short-term loans.

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

     Management believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q, the additional data presented below, and the Company's Consolidated Financial Statements and related Notes included in the Company's annual report on Form 10-
K. Management believes FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The tables below present an analysis of FFO and certain additional data for the three-month and nine-month periods ended September 30, 1997 and 1996.

                                                              For the Three Month             For the Nine Month
                                                          Periods Ended September 30,     Periods Ended September 30,
                                                             1997            1996            1997            1996
                                                      ---------------------------------------------------------------
                                                                            (AMOUNTS IN THOUSANDS)
FUNDS FROM OPERATIONS1
----------------------
Net income                                             $1,991              $1,195         $4,380         $ 8,506
Extraordinary gain                                                                                        (9,311)
Minority interest in Operating Partnership                129                 151            400             (77)
                                                       ------              ------         ------         -------
Income (loss) for Operating Partnership                 2,120               1,346          4,780            (882)
 before extraordinary gain
Loss on disposition of real property                                                                       4,874
Depreciation of real estate assets                        851                 610          2,400           1,919
Amortization of deferred lease costs                       22                  17             61              87
Adjustment for minority interest in
  consolidated affiliates                                 (19)                 (7)           (61)            (21)
Dividends on preferred stock                             (958)                             (1150)
                                                       ------              ------         ------         -------
FUNDS FROM OPERATIONS2                                 $2,016              $1,966         $6,030         $ 5,977
                                                       ======              ======         ======         =======
Weighted average shares outstanding 2                   4,504               4,561          4,523           4,535

                     Table continues on the following page.

                               G&L REALTY CORP.

                                  (Unaudited)

                                                     For the Three Month                For the Nine Month
                                                 Periods Ended September 30,        Periods Ended September 30,
                                                        1997            1996            1997            1996
                                                 ---------------------------------------------------------------
                                                                       (AMOUNTS IN THOUSANDS)
ADDITIONAL DATA
---------------
Cash Flows:
-----------
 Operating Activities                              1,526          1,602                4,490          5,318
 Investing Activities                             (5,807)        (9,335)             (40,555)       (24,699)
 Financing Activities                              4,564          5,586               36,370         18,700

Capital Expenditures
--------------------
 Building improvements                                62            168                  331            366
 Tenant improvements                                  49            372                  386          1,091
 Furniture, fixtures & equipment                     ---             15                    7             41
 Leasing commissions                                  72             31                  114             99

Depreciation and Amortization
-----------------------------
 Depreciation of real estate assets                  853            610                2,400          1,919
 Depreciation of non-real estate assets               16             11                   44             33
 Amortization of deferred lease costs                 21             17                   61             87
 Amortization of capitalized financing costs          41            139                  442            395

_____________

(1) FFO represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operating, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. Management believes FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation; therefore, FFO may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996.

(2) Assumes that all outstanding Operating Partnership units have been converted to common stock.

                           PART II OTHER INFORMATION


Item 1.   Legal Proceedings.

          Neither the Company or any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of medical office buildings, senior care facilities, parking facilities, and retail space is currently a party to any material litigation.

Item 2    Changes in Securities.

          None.

Item 3    Defaults Upon Senior Securities.

          None.

Item 4    Submission of Matters to a Vote of Security Holders.

          None.

Item 5    Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          10.53(1) Purchase and Sale Agreement, dated October 1, 1997, by and between Hampden Nursing Homes, Inc. and G&L Senior Care, LLC.

          10.54(1) Lease and Agreement, dated October 1, 1997, by and between
                   G&L Hampden, LLC and Hampden Holding Group, Inc.

          10.55(1) Loan Commitment, dated October 23, 1997, by and between G&L
                   Realty Partnership, L.P. and Iatros Health Network, Inc.

          10.56(1) Lease and Agreement, dated October 1, 1997, by and between
                   G&L Hampden, LLC and Hampden Nursing Homes, Inc.

          10.57(1) Guaranty of Lease, dated October 1, 1997, by Iatros Health
                   Network, Inc.

          10.58(1) Limited Liability Company Agreement of G&L Hampden, LLC.

          10.59(1) Loan Agreement by and between Nomura Asset Capital
                   Corporation and G&L Hampden, LLC.

          10.60(1) Promissory Note in the amount of $6,000,000.00 given by G&L
                   Hampden, LLC in favor of Nomura Asset Capital Corporation.

          10.61(1) Form of Mortgage, Assignment of Rents, Security Agreement and
                   Fixture Filing for each of the 3 Hampden Properties.

          10.62 Operating Agreement of AV Medical Associates, LLC, dated as of September 25, 1997.

          10.63 Real Estate Lease by and between AV Medical Associates, LLC and Hoag Memorial Hospital Presbyterian.

          10.64 Assignment of Purchase Agreement and Development Management Agreement by and between G&L Realty Partnership, L.P., Centrium Associates LLC and M&Z Aliso Associates, LLC.

          10.65 Amended and Restated Promissory Note in the Amount of $1,934,325.00 given by Hearthside Skilled Nursing Facility, LLC in favor of G&L Realty Partnership, L.P.

          10.66 Amended and Restated Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of September 29, 1997, by and between Hearthside Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.

          10.67 Amended and Restated Assignment of Leases and Rents, dated as of September 29, 1997, by and between Hearthside Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.

          10.68 Promissory Note in the Amount of $2,799,490.00 given by Valley Convalescent, LLC in favor of G&L Realty Partnership, L.P.

          10.69 Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty Partnership, L.P.

          10.70 Assignment of Leases and Rents, dated as of August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty Partnership, L.P.

          10.71 Promissory Note in the amount of $870,000.00 given by Burley Skilled Nursing Facility, LLC in favor of G&L Realty Partnership, L.P.

          10.72 Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of September 29, 1997, by and between Burley Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.

          10.73 Assignment of Leases and Rents, dated as of September 29, 1997, by and between Burley Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.

          10.74 Promissory Note in the amount of $115,272.00 given by Valley Living Center, LLC in favor of G&L Realty Partnership, L.P.

          10.75 Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of September 29, 1997, by and between Valley Living Center, LLC and G&L Realty Partnership, L.P.

          10.76 Assignment of Leases and Rents, dated as of September 29, 1997, by and between Valley Living Center, LLC and G&L Realty Partnership, L.P.

          27   Financial Data Schedule.

---------------
(1) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.


          (b)  Reports on Form 8-K.

               (i) The Company filed a report on Form 8-K/A on October 6, 1997 concerning the August 15, 1997 acquisition of a certain rental property located in New Jersey.

               (ii) The Company filed a report on Form 8-K on November 5, 1997 concerning the October 28, 1997 acquisition of the Hampden Properties.

                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            G&L REALTY CORP.



Date:  November 4, 1997                     By:    /s/ Quentin Thompson
                                                 -------------------------------
                                                 Quentin Thompson
                                                 Secretary, Treasurer
                                                 and Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.                               Description
-----------        -------------------------------------------------------------

10.53(1) Purchase and Sale Agreement, dated October 1, 1997, by and between Hampden Nursing Homes, Inc. and G&L Senior Care, LLC.

10.54(1) Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden Holding Group, Inc.

10.55(1) Loan Commitment, dated October 23, 1997, by and between G&L Realty Partnership, L.P. and Iatros Health Network, Inc.

10.56(1) Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden Nursing Homes, Inc.

10.57(1)           Guaranty of Lease, dated October 1, 1997, by Iatros Health
                   Network, Inc.

10.58(1)           Limited Liability Company Agreement of G&L Hampden, LLC.

10.59(1) Loan Agreement by and between Nomura Asset Capital Corporation and G&L Hampden, LLC.

10.60(1) Promissory Note in the amount of $6,000,000.00 given by G&L Hampden, LLC in favor of Nomura Asset Capital Corporation.

10.61(1) Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing for each of the 3 Hampden Properties.

10.62 Operating Agreement of AV Medical Associates, LLC, dated as of September 25, 1997.

10.63 Real Estate Lease by and between AV Medical Associates, LLC and Hoag Memorial Hospital Presbyterian.

10.64 Assignment of Purchase Agreement and Development Management Agreement by and between G&L Realty Partnership, L.P., Centrium Associates LLC and M&Z Aliso Associates, LLC.

10.65 Amended and Restated Promissory Note in the Amount of $1,934,325.00 given by Hearthside Skilled Nursing Facility, LLC in favor of G&L Realty Partnership, L.P.

10.66 Amended and Restated Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of September 29, 1997, by and between Hearthside Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.

10.67 Amended and Restated Assignment of Leases and Rents, dated as of September 29, 1997, by and between Hearthside Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.

10.68 Promissory Note in the Amount of $2,799,490.00 given by Valley Convalescent, LLC in favor of G&L Realty Partnership, L.P.

10.69 Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty Partnership, L.P.

10.70 Assignment of Leases and Rents, dated as of August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty Partnership, L.P.

10.71 Promissory Note in the amount of $870,000.00 given by Burley Skilled Nursing Facility, LLC in favor of G&L Realty Partnership, L.P.

10.72 Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of September 29, 1997, by and between Burley Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.

10.73 Assignment of Leases and Rents, dated as of September 29, 1997, by and between Burley Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.

10.74 Promissory Note in the amount of $115,272.00 given by Valley Living Center, LLC in favor of G&L Realty Partnership, L.P.

10.75 Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of September 29, 1997, by and between Valley Living Center, LLC and G&L Realty Partnership, L.P.

10.76 Assignment of Leases and Rents, dated as of September 29, 1997, by and between Valley Living Center, LLC and G&L Realty Partnership, L.P.

27                 Financial Data Schedule.

---------------
(1) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.