Form 10-K
period 1997-12-31
G&L REALTY CORP
filed 1998-04-10
CIK 912240

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           ------------------------
                                   FORM 10-K
(Mark One)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1997

                                      OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transaction period from _____________ to _____________

                        COMMISSION FILE NUMBER 1-12566

                -----------------------------------------------

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

         ------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                             ON WHICH REGISTERED
       -------------------                           -----------------------
  Common Stock, $.01 par value                       New York Stock Exchange
Series A Preferred Stock, $.01 par value             New York Stock Exchange
Series B Preferred Stock, $.01 par value             New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X  No
                                                ---    ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported on the New York Stock Exchange, on March 20, 1998) was $59,073,000.

  The number of shares outstanding of the Registrant's Common Stock, $.01 par value (the "Common Stock"), as of March 20, 1998, was 4,114,200 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates by reference the Registrant's Notice of Annual Meeting of Stockholders and Proxy Statement relating to the 1997 Annual Meeting of Stockholders (the "Proxy Statement").
================================================================================

                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

PART I

ITEM 1.   BUSINESS..............................................................................................  1
ITEM 2.   PROPERTIES............................................................................................  6
ITEM 3.   LEGAL PROCEEDINGS..................................................................................... 25
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................... 25

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................. 26
ITEM 6.   CONSOLIDATED SELECTED FINANCIAL DATA.................................................................. 27
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................. 29
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA............................................................ 39
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................. 39

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................................... 39
ITEM 11.  EXECUTIVE COMPENSATION................................................................................ 39
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................ 39
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................ 39

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...................................... 40

                                    PART I



ITEM 1.  BUSINESS

   The Company is a self-administered and self-managed Real Estate Investment Trust ("REIT") that finances, acquires, develops, manages and leases health care properties. The Company's business currently consists of investments, made either directly or through joint ventures, in health care properties and in debt obligations secured by health care properties. The Company's operations currently focus primarily on opportunities to acquire or finance medical office buildings ("MOB") through its MOB operations, or Senior Care Facilities through its Senior Care operations.

   The MOB business strategy is to acquire, develop, manage and lease a portfolio of medical office buildings and related health care facilities. The Company currently seeks growth opportunities nationwide in major population centers through acquisition or development of additional medical office properties directly or through strategic joint ventures. The MOB portfolio currently consists of approximately 700,000 rentable square feet. The Company directly owns 19 high quality medical office buildings and an adjacent parking facility (the "Properties"). Fourteen of the Properties are located in California and six of the Properties are located in New Jersey. Several of the Properties include retail space on the ground level. As of January 31, 1998, the Properties were approximately 93.8% leased to over 300 tenants.

   In conjunction with its MOB operations, the Company also has investments in two joint ventures which were formed in 1997 to acquire and develop an MOB and retail space. Formed in September 1997, AV Medical Associates, LLC ("AV Medical") is a California limited liability company between the Company and M&Z Aliso Associates, LLC ("M&Z"), which acquired a vacant parcel of land in Aliso Viejo, California upon which AV Medical plans to construct a 33,000 square foot medical office building. G&L/M&Z Aliso Partners ("Aliso Partners") is a California general partnership between the Company and M&Z which acquired another parcel of land in Aliso Viejo, California upon which the partners intend to build retail space for two nationally recognized retail chain stores.

   The Senior Care business strategy is to capitalize on consolidation opportunities in the senior care industry by providing short-term secured loans to facilitate third-party acquisitions and by making selected equity investments. The Company, directly and through GLN Capital Co. ("GLN Capital") an unconsolidated operating venture with Nomura Asset Capital Corporation ("Nomura"), provides short-term financing and participating loans secured by health care properties throughout the United States. The Company also seeks to acquire direct ownership interests in Senior Care Facilities. The Company believes the extensive operating requirements and budgetary constraints of federal, state and local governments have created competitive pressures that have caused a consolidation of the senior care industry. The Company's Senior Care portfolio currently consists of (i) six loans secured by deeds of trust on Senior Care Facilities located in California, Oregon, Idaho and Maryland and
(ii) direct ownership interests in a senior care facility located in Arizona, three nursing homes in Massachusetts and a hospital located in California, consisting of an aggregate of 672 beds (the "Senior Care Facilities"). The Company also has a 50% interest in Valley Convalescent, LLC ("Valley Convalescent"), a newly formed joint venture with Continuum Health Incorporated ("Continuum") which owns a 123-bed skilled nursing facility in El Centro, California. As of March 20, 1998, GLN Capital's portfolio consists of one secured loan with an outstanding balance of approximately $1.5 million including principal (at face value) and accrued, unpaid interest.

   The Company intends to continue to grow by enhancing the operating performance of its existing properties by selectively acquiring MOBs and Senior Care Facilities and by originating loans secured by Senior Care Facilities that meet the Company's underwriting criteria. Among the key elements of the Company's growth strategy are improving rental income by aggressively marketing available space and applying its rigorous investment analysis to proposed acquisitions and short term loans.

   The Company's primary business objective is to maximize the total return to stockholders through increases in dividends and appreciation in the value of the Company's capital stock through long-term investment in medical office properties and Senior Care Facilities, either directly or through affiliates and short-term investments in loans secured by Senior Care Facilities located throughout the United States, either directly or through affiliates. The Company seeks to achieve these objectives by enhancing the operating performance of its existing properties as well as through the selective acquisition of medical office buildings and Senior Care Facilities and by originating loans secured by health care properties in which the Company has an investment interest. Key elements of the Company's MOB operating strategy include: (i) improving rental income and cash flow by aggressively marketing available space;
(ii) designing and renovating tenant space to meet the diverse needs of medical practitioners; (iii) actively managing renovation costs and minimizing other operating expenses such as leasing commissions by conducting management, leasing, maintenance and marketing activities internally; (iv) maintaining a diversified tenant base consisting of a cross section of medical specialties; and (v) emphasizing regular maintenance, periodic renovation and capital improvements to maximize long-term returns. Key elements of the Company's Senior Care operating strategy include: (i) making short-term secured loans, typically to nonprofit entities; (ii) monitoring the issuance of tax-exempt bonds by a political subdivision with which a nonprofit entity has contracted;
(iii) negotiating the repayment of the Company's loans through a combination of cash payments and permanent loan replacement; and (iv) locating high-quality operators who will effectively and efficiently operate the Senior Care Facilities in which the Company has an investment interest to maximize their value.

   Medical Office Building Operations. In its acquisition analysis, management reviews certain factors including: (i) location of the property, particularly its proximity to major hospitals; (ii) construction quality and design of the property; (iii) historical, current and projected cash flow of the property;
(iv) potential for increased cash flow and capital appreciation of the property;
(v) tenant mix and terms of the tenant leases, including the potential for rent increases; (vi) occupancy rates and demand for medical office properties in the vicinity; and (vii) prospects for liquidity through sale, financing or refinancing of the property. The Company anticipates that the Operating Partnership will continue to purchase fee interests in properties; however, the Company may participate, on a selective basis, in joint venture transactions, or acquire partnership interests as the Board of Directors may determine from time to time to be in the best interests of the Company. Such investments may be subject to existing mortgage financing and other indebtedness that have priority over the equity interest of the Company and may not afford the Company with the operating control it has with respect to the Properties.

   Senior Care Operations. In connection with its acquisition of Senior Care Facilities and funding of short-term mortgage loans, management analyzes and reviews certain factors including: (i) the operating history of the entity and managers who will be responsible for operating the senior care facility; (ii) the value of the target property; (iii) the location of the property, particularly its proximity to shops, markets and other health care facilities; and (iv) the anticipated potential for short-term gain and long-term profits from investment in the target property. In its mortgage loans analysis, management also reviews, among other factors, the investment history of the organization acquiring the senior care facility. The Company anticipates that it will continue to acquire ownership interests in, and provide financing for, Senior Care Facilities.


COMPETITIVE STRENGTHS

   In addition to the Company's investments in existing MOB properties, the Company also seeks to make selective acquisitions of medical office properties. From time to time hospital owners sell their medical office buildings to raise capital. These sales create opportunities for the Company to acquire medical office buildings on attractive terms. Because hospitals will often seek a buyer with the operating skill necessary to meet the needs of the medical practitioners located in the building, the Company believes that its successful history of operating medical office properties provides it with a competitive advantage in the acquisition, development and management of MOBs.

   Through its Senior Care operations, and indirectly through GLN Capital, the Company initially provided short-term financing (typically 6-24 months) secured by Senior Care Facilities. The Company has expanded its Senior Care operations and currently also seeks to selectively acquire ownership interests in Senior Care Facilities which have characteristics consistent with the Company's growth strategy. The Company believes that the aging population in the United States has increased the demand for efficiently operated Senior Care Facilities. The Company believes that it is in a position to capitalize on this increased demand for Senior Care Facilities by selectively acquiring ownership interests in attractively situated Senior Care Facilities as well as by funding secured short-term mortgage loans to facilitate the acquisition of senior facilities by third-party investors. In addition, the Company's ability to originate and service HUD-insured loans enhances its ability to secure long-term financing for owners of Senior Care Facilities, providing the Company with an important exit strategy option in its existing Senior Care loan program. The Company also believes that there is potential for the Company to make additional acquisitions of Senior Care Facilities and to fund new secured short-term loans for the acquisition of Senior Care Facilities by third parties.

   Financing for new acquisitions of medical office building properties and Senior Care Facilities and investments may be provided through existing or new joint ventures with third parties, third-party financing in the form of secured or unsecured debt or equity or from the sale of securities. The Company's access to the public capital markets facilitates its ability to acquire ownership interests in additional medical office buildings and Senior Care Facilities and to invest in loans secured by Senior Care Facilities. However, notwithstanding any business policies or objectives of the Company, no assurance can be given that the Company, or its investment affiliates, will be able to make acquisitions on favorable terms, that such properties will be profitably operated or that the Company, or its investment affiliates, will continue to make favorable investments in mortgages secured by Senior Care Facilities. In addition, the Company and its investment affiliates will likely incur additional indebtedness in connection with future acquisitions.


PROPERTY MANAGEMENT

   The Company provides a full range of management services for the operation of MOBs. The ability of the Company to manage medical office properties to meet the unique needs of medical practitioners has been critical to its success to date. The Company has experienced lease renewal rates of approximately 88.5%, 91.1% and 87.3% for the years ended December 31, 1995, 1996 and 1997, respectively, with respect to medical office space in the Properties based on the medical office space leases available for renewal in these periods. Developing and managing medical office properties differs from developing and managing general office properties due to the special requirements of the tenants and their patients. MOBs generally have higher maintenance requirements in the public areas due to heavy foot traffic, many short appointments which increase demand on parking facilities, the use of sophisticated medical equipment requiring increased plumbing and electrical capacity and expanded environmental regulations that impose more stringent restrictions on the disposal of medical waste. The management of medical office properties also generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners.

  Additional important management functions include the placement of tenants within medical office properties to accommodate increased space needs and managing the tenant mix at properties so that referrals by practitioners with different specialties within the building are facilitated. The Company stresses meeting these and other special demands of medical property tenants.


TAX STATUS

   The Company believes that it has operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1993, and the Company intends to continue to operate in such a manner. As long as the Company qualifies for taxation as a REIT under the Code, the Company generally will not be taxed at the corporate level. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on its undistributed income.

EMPLOYEES

   As of March 20, 1998, the Company (including the Operating Partnership) employed 28 persons, 7 of whom are on-site building employees who provide maintenance services for the Properties and 6 of whom are professional employees engaged in leasing, asset management and administration.

                              G & L REALTY CORP.
                              ORGANIZATION CHART

G&L Realty Corp.
   (Company)
      (1)

G&L Realty Partnership, L.P.
   (Operating Partnership)
             (2)

                                                       Unconsolidated Affiliates

                      GLN Capital Co., LLC   Valley Convalescent, LLC   AV Medical Associates, LLC   G & L/M&Z Aliso Partners
                         (GLN Capital)         (Valley Convalescent)          (AV Medical)                (Aliso Partners)
                              (9)                        (10)                      (11)                          (12)


          Consolidated Affiliates

435 N. Roxbury Drive,   G&L Realty Financing   G&L Medical Partnership,   GL/PHP, LLC   G&L Gardens, LLC   G&L Hampden, LLC
        Ltd.            Partnership, II, L.P.             L.P.
(Roxbury Partnership)     (Realty Financing     (Medical Partnership)       (GL/PHP)      (G&L Gardens)       (Hampden)
         (3)                 Partnership)                 (5)                  (6)              (7)              (8)
                                  (4)

1) The Company, a Maryland corporation, was formed, to continue the ownership, management, acquisition and development activities previously conducted by G&L Development, a California general partnership.
2) The Company is the sole general partner and 89% owner of the Operating Partnership. Of its 89% interest, 1% is held as general partner and 88% is held as a limited partner. The Operating Partnership's remaining 11% partnership interest is owned by individual limited partners.
3) The Operating Partnership is sole general partner and 61.75% owner of the Roxbury Partnership. The remaining 38.25% limited partnership interest is owned by individual limited partners.
4) G&L Realty Financing II, Inc. a Delaware Corporation and a wholly owned subsidiary of the Company, is the sole general partner and 1% owner of the Realty Financing Partnership.
5) G&L Medical, Inc. a Delaware Corporation and a wholly owned subsidiary of the Company, is the sole general partner and 1% owner of the Medical Partnership.
6) G&L Delaware Management Corp., a Delaware Corporation and a wholly owned subsidiary of the Company, is the managing member and the owner of a 1% membership interest of the GL/PHP.
7) G&L Senior Care Inc., a Delaware Corporation and a wholly owned subsidiary of the Company, is the managing member and the owner of a 1% membership interest of G&L Gardens.
8) G&L Hampden, Inc., a Delaware Corporation and a wholly owned subsidiary of the Company, is the sole general partner and 1% owner of Hampden.
9) G&L Capital is a Delaware limited liability company owned 49.9% by the Operating Partnership and 50.01 by Nomura. GLN Capital holds a 50% limited partnership interest in Theme World, L.P., a New Jersey limited Partnership.
10) Valley Convalescent is a California limited liability company owned 50% by the Operating Partnership and 50% by Continuum.
11) AV Medical is a California limited liability company owned 50% by the Operating Partnership and 50% by M & Z.
12) Aliso Partners is a California general partnership owned 50% by the Operating Partnership and 50% by M & Z.

ITEM 2.  PROPERTIES

   The Properties consist of 19 high quality MOBs and an adjacent parking facility. As of January 31, 1998, the Properties were approximately 93.8% leased to over 300 tenants. The Company's tenants are primarily established medical practitioners representing a cross section of medical practices.


DESCRIPTION OF THE PROPERTIES AND TENANTS


Company Properties

   The Company, through its MOB operations, acquires, develops, manages and leases medical office buildings and related health care facilities. Developing and managing medical office properties differs from developing and managing conventional office buildings due to the special requirements of the tenants and their patients. Because doctors now perform a variety of medical procedures in their offices, many MOBs have become sophisticated ambulatory centers that allow for out-patient surgery and procedures. In addition, medical office buildings generally have higher maintenance requirements in the public areas due to heavy foot traffic, many short appointments which increase demand on parking facilities, the use of sophisticated medical equipment requiring increased plumbing and electrical capacity and expanded environmental regulations that impose more stringent restrictions on the disposal of medical waste. The management of medical office properties also generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners. Additional important management functions include the placement of tenants within medical office properties to accommodate increased space needs and managing the tenant mix at properties to facilitate referrals by practitioners with different specialties within the building. The Company stresses meeting these and other special demands of medical property tenants.

   The health care industry is facing various challenges, including increased government and private payor pressure to reduce medical delivery costs. Substantially all of the Company's tenants are in the medical profession and could be adversely affected by cost containment and other health care reform proposals. Proposals that limit access to medical care or reduce the reimbursement of physicians' services may impact the ability of the Company's tenants to pay rent. The Company believes that the aging population in the United States, combined with other recent trends in the health care industry, such as the performance of non-acute procedures outside of hospitals, could spur increased demand for space in full service MOBs which contain surgery centers and out-patient facilities, such as those owned by the Company.

  The following table sets forth certain information regarding each of the Properties as of January 31, 1998.

                           PROPERTIES--SUMMARY DATA

                                                Year         Rentable       Rented                      Total         Average
                                            Constructed or    Square        Square                    Annualized     Rent per
          Property(1)                       Rehabilitated     Feet(2)       Feet(3)     Occupancy(3)    Rent(4)       Sq. Ft.
---------------------------------           -------------   -----------   -----------   ------------  -----------   ----------
Southern California
-------------------
 405 N. Bedford, Beverly Hills,..........     1947/1987       45,830       44,655           97.4%     $ 2,125,000       $47.58
 415 N. Bedford, Beverly Hills(6)........        1955          5,720        5,720          100.0          219,000        38.35
 416 N. Bedford, Beverly Hills...........     1946/1986       40,559       36,772           90.7        1,399,000        38.05
 435 N. Bedford, Beverly Hills...........     1950/63/84      54,298       50,984           93.9        1,630,000        37.74
 435 N. Roxbury, Beverly Hills...........     1956/1983       42,360       39,624           93.5        1,412,000        35.64
 436 N. Bedford, Beverly Hills...........        1990         73,685       73,685          100.0        3,101,000        42.08
 Holy Cross Medical Plaza................                     72,127       66,473           92.2        1,864,000        28.04
  11550 Indian Hills Road
  Mission Hills                                  1985
 St. Joseph's Medical Office Bldg. ......                     25,684       25,684          100.0          698,000        27.19
  2031 West Alameda Ave.
  Burbank (7)                                    1987
 Sherman Oaks Medical Plaza..............     1969/1993       68,071       63,915           93.9        1,291,000        20.19
  4955 Van Nuys Blvd.
  Sherman Oaks
 Regents Medical Center..................        1989         64,933       64,933          100.0        1,570,000        24.18
  4150 Regents Park Row
  La Jolla
 Cigna HealthCare Building...............        1992         47,604       47,604          100.0        1,097,000        23.04
  12701 Schabarum Ave.
  Irwindale
 Tustin--Medical Office I................        1969         18,091        9,485           52.4          127,000        13.39
  14591 Newport Avenue
  Tustin,
 Tustin--Medical Office II...............        1985         47,954       34,266           71.5          452,000        13.19
  14642 Newport Avenue
  Tustin,
 1095 Irvine Boulevard...................        1995         10,125       10,125          100.0          201,000        19.87
  Tustin,

NEW JERSEY
-----------------------------------------
 2103 Mt. Holly Rd.......................        1994         12,560       12,560          100.0          435,000        34.63
  Burlington
 150 Century Parkway.....................        1995         12,560       12,560          100.0          391,000        31.16
  Mt. Laurel
 274 Highway 35, South...................        1995         12,560       12,560          100.0          481,000        38.30
  Eatontown
 80 Eisenhower Drive.....................        1994         12,675       12,675          100.0          422,000        33.28
  Paramus
 16 Commerce Drive.......................        1963         17,500       17,500          100.0          492,000        28.10
  Cranford
 4622 Black Horse Pike...................        1994         12,560       12,560          100.0          438,000        34.83
  May Landing                                                 ------       ------                         -------
Total/Weighted average of all
 properties..............................                    697,456      654,340           93.8%     $19,845,000       $30.69
                                                             =======      =======                     ===========

------------------------------------
See footnotes on following page

1) The Operating Partnership, the Realty Financing Partnership, the Medical Partnership or GL/PHP owns a 100% fee simple interest in all of the properties except 435 North Roxbury, which is owned by 435 North Roxbury Drive, Ltd., of which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner.
2) Rentable square feet includes space used for management purposes but does not include storage space as of January 31, 1998.
3) Occupancy includes occupied space and space used for management purposes. Rented square feet includes space that is leased but not yet occupied.
Occupancy figures have been rounded to the nearest tenth of one percent.
4) Rent is based on third-party leased space billed in January 1998; no rent is assumed from management space.
5) Average rent per square foot is calculated based upon third-party leased space as of January 31, 1998.
6)  This property consists of retail space and parking facilities.
7) The Saint Joseph's Professional Building was acquired from the Sisters of Providence, who have guaranteed up to an annual gross rent of $765,000 per year through October 31, 1998; however, the guarantee is limited to a maximum annual reimbursement of $225,000.

                      SENIOR CARE FACILITIES--SUMMARY DATA

                                                                                                                   Average
                                        Year                  Number                                    Total       Annual
                                   Constructed or   Date        of                       Purchase     Annualized   Rent per
            Property               Rehabilitated   Leased      Beds     Occupancy(1)       Price         Rent        Bed
--------------------------------   -------------   -------   --------   -------------   -----------   ----------   --------
Southern California
-------------------
 Tustin Hospital(2)
  14662 Newport Avenue,
  Tustin ............                  1969         5/1/97        183         0.0%(3)   $ 2,545,000   $  396,000    $ 2,164
Arizona
-------
 Maryland Gardens (4)
  31 West Maryland Avenue,
  Phoenix ...........               1951-1957       2/1/98         98        96.4%        4,647,000      408,000      4,163
Massachusetts(5)
----------------
 Riverdale Gardens
  42 Prospect Avenue,
  West Springfield...               1957-1975      10/1/97        168        92.9%        5,655,000      762,000      4,536
 Chestnut Hill
  32 Chestnut Street,
  East Longmeadow....                  1984        10/1/97        123        89.4%       10,627,000    1,433,000     11,650
 Mary Lyon
  34 Main Street,
   Hampden...........                  1986        10/1/97        100        87.0%        3,744,000      505,000      5,050
                                                                  ---                                 ----------    -------
Total/Weighted average of all
 properties                                                       672                                 $3,504,000    $ 5,214
                                                                  ===                                 ==========    =======

-----------------------
1)   Occupancy is on a per-bed basis.
2) Rent for the months of October, November and December 1997 was deferred until July 1998, at which time the monthly rent will be increased from $33,000 to $35,062.50 for the remaining term of the lease.
3)   Tustin Hospital opened in the first quarter of 1998.
4) Starting February 1, 1998, a new lease with Stefan Health Care, Inc. ("Stefan") will provide for triple net rental payments in the amount of $34,000 per month. The lease ends January 31, 1999.
5) The three Massachusetts facilities are leased to Iatros Health Network, Inc., ("Iatros") under a 15-year net operating lease which provides for monthly lease payments of $225,000 in arrears.
6) Average rent per bed is calculated based upon annualized rents as of January 31, 1998.

PROPERTIES

Southern California Properties
------------------------------

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


 405 North Bedford Drive, Beverly Hills

   The 405 North Bedford Drive medical office building, built in 1947 and extensively remodeled in 1987, consists of four stories plus a penthouse and a basement. The reinforced brick building, with ground floor retail space, features cherry wood paneled walls and brass hardware in the common areas and decorative concrete trim on the exterior.

   Saint John's Hospital is the only tenant leasing more than 10% of the rentable square footage of 405 North Bedford, occupying 36,787 square feet (approximately 75%) of the rentable square footage in that building. Its lease expires on March 31, 1998 and provides for a monthly rental of $147,144. The lease contains an option to renew for two consecutive five-year terms. Saint John's Hospital subleases much of the space to doctors affiliated with the hospital. Management anticipates that the Company will enter into new leases with the existing sublease tenants at the expiration of Saint John's lease in March 1998.


 415 North Bedford Drive, Beverly Hills

   The 415 North Bedford Drive building is a four-level parking structure with approximately 5,720 square feet of ground floor retail space for seven tenants. The parking structure contains 316 tandem-striped spaces and is valet operated.


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

   A plastic surgeon occupies 4,622 square feet or 11.3% of the rentable square footage of the building pursuant to a lease which provides for monthly rent of $18,158. The lease expires on November 30, 2002 and contains a five-year renewal option.


435 North Bedford Drive, Beverly Hills

   The 435 North Bedford Drive property is a four-story, reinforced brick and masonry MOB with a penthouse, basement, and ground floor retail space. Built in 1959 and extensively remodeled in 1984, the building features oak molding, wall sconces and paneling in the hallways plus stained runner boards and built-in stained hardwood cabinets in some of the medical office suites.


 435 North Roxbury Drive, Beverly Hills

   The 435 North Roxbury Drive property is a four-story MOB with a penthouse, subterranean parking and retail space on the ground floor. The building, which was built in 1956 and extensively remodeled in 1983, features a reinforced brick and masonry exterior and raised, oak-stained paneling and molding in the hallways.

   Two tenants in 435 North Roxbury each occupy more than 10% of the rentable square footage. A dermatologist occupies 5,291 square feet (12.5% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $16,868. The lease expires September 30, 2001 and contains a provision for a five-year renewal option. An internist occupies 6,183 square feet (14.6% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $18,819. The lease expires on November 30, 1999.


 436 North Bedford Drive, Beverly Hills

   The 436 North Bedford Drive property is a three-story MOB with three levels of subterranean parking. Built in 1990, the building features ground floor retail and office space surrounding a central courtyard and balconies at selected locations on the second and third floors. The exterior is clad in rose color sandstone with cast stone and granite trim. The central courtyard features a cascading waterfall sculpture and stone pavers with intricate marble and stone patterns. Cherry wood paneled walls also line the elevator lobbies on all floors and portions of the hallways.


 Holy Cross Medical Plaza, Mission Hills

   The Holy Cross Medical Plaza is situated on approximately 2.6 acres of the 15-acre campus of Holy Cross Medical Plaza, a 316-bed hospital. The campus also includes the Villa de la Santa Cruz skilled nursing facility, another MOB, a magnetic resonance imaging center, and an outpatient diagnostic center. Built in 1984, the Holy Cross Medical Plaza is a three-story office building occupied primarily by medical and dental practitioners. A two-story parking structure and an open asphalt-paved lot can accommodate a total of 333 vehicles. The surrounding site is landscaped with grass, trees, shrubs, and planter boxes.

   Two tenants occupy more than 10% of the rentable square footage in the Holy Cross Medical Plaza property. Holy Cross Surgical Center occupies 12,456 square feet (17.2% of the rentable square footage) pursuant to a lease that provides for monthly rent of $38,923. The lease expires October 31, 2006 and provides for a ten-year renewal option. Dialysis Center occupies 10,639 square feet (14.7% of the rentable square footage) pursuant to a lease that provides for monthly rent of $19,633.00. The lease expires March 31, 2006 and provides for two, five-year renewal options.


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

   Two tenants in St. Joseph's Professional Building occupy more than 10% of the rentable square footage. Total Renal Care occupies 9,067 square feet (35.3% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $21,830 plus expense reimbursements for excess utility consumption. Its lease expires October 31, 2000 and provides for one five-year renewal option. A doctors' group occupies five medical suites totaling 8,942 square feet (34.82% of the rentable square footage) pursuant to leases which provide for aggregate monthly rents of $19,145. The leases expire beginning on various dates between October 31, 1998 and October 31, 2001.


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

   UCSD Orthomed, an affiliate of the University of California, occupies 14,036 square feet (approximately 21%) of the rentable area of the building pursuant to leases which provide for an aggregate monthly rental of $28,524. The leases expire at various dates between January 31, 2000 and January 31, 2002.


 Cigna Health Care Building, Irwindale

   The Cigna Health Care Building in Irwindale, California is a two story MOB, constructed in 1992, on a site that provides two parking areas with a total of 244 spaces. This property is 100% leased to Caremark International, Inc. Rent obligations under the lease are guaranteed by Cigna Health Care, Inc., the previous lessee of the property. The lease, which provides for monthly rent of $91,399 triple net, expires November 30, 2004 and provides for two, five-year options.


 Tustin--MOB I

   The 14591 Newport Avenue building in Tustin, California is a two-story MOB that was constructed in 1969 on a 1.2-acre site. The site is landscaped with grass lawns, shrubs, and trees and includes an asphalt-paved parking lot with approximately 105 parking spaces, representing a parking ratio of 5.8 parking spaces per 1,000 square feet of building area.


 Tustin--MOB II

   The 14642 Newport Avenue building in Tustin, California is a four-story MOB, developed in 1985, that features a surgery center with three operating rooms, a pharmacy, and an industrial clinic on the first floor. Medical offices are located on all of the other floors.

   One tenant occupies more than 10% of the rentable square footage in the 14642 Newport Avenue Building. Pacific Health Corporation leases the surgery center and occupies 7,444 square feet (14% of the rentable square footage) pursuant to a lease that provides for a monthly rental of $17,503 who also leases the Tustin Hospital. The lease expires on November 30, 2001 and provides for one, five-year renewal option.


 1095 Irvine Boulevard, Tustin

   The 1095 Irvine Boulevard building in Tustin, California was redeveloped in 1995 as a primary health care center for physicians who are part of the St. Joseph Hospital of Orange health care network. The property is leased to St. Joseph Hospital, Inc. under a net lease with a 15 year term, which began in August 1995, and provides for annual cost of living rent escalations. The lease provides for a monthly rental of $16,769 and expires on July 31, 2010.



New Jersey Properties
---------------------

   As of August 15, 1997, PHP Healthcare Corporation ("PHP") leased 100% of the following properties from GL/PHP under the terms of a 17-year net operating lease that provides for rent increases equal to the annual increase in the Consumer Price Index, subject to a 5% maximum annual increase.


 150 Century Parkway, Mount Laurel Township

  The property is located in Burlington County and consists of a one-story medical center containing a net rentable area of approximately 12,560 square feet. The building is situated on approximately 2.50 acres and is currently occupied by an affiliate of PHP. The existing operation consists of medical personnel providing primary care services to members of various HMO organizations.


 80 Eisenhower Drive, Paramus Borough

  The property is located in Bergen County and consists of a one-story medical building containing a net rentable area of approximately 12,675 square feet. The building is situated on approximately 2.27 acres and is currently occupied by an affiliate of PHP. The existing operations consist of medical personnel providing primary care services to members of various HMO organizations.


 16 Commerce Drive, Cranford Township

   The property is located in Union County and consists of a two level medical center containing a net rentable area of approximately 17,500 square feet. The building is situated on approximately 3.059 acres and is currently occupied by an affiliate of PHP. The existing operation consists of medical personnel providing primary care services to members of various HMO organizations.


 4622 Black Horse Pike, Hamilton Township

   The property is located in Atlantic County and consists of a one level medical center containing a net rentable area of approximately 12,560 square feet. The building is situated on approximately 2.73 acres and is currently occupied by an affiliate of PHP. The existing operation consists of medical personnel providing primary care services to members of various HMO organizations.

 2103 Mount Holly Road, Burlington Township

   The property is located in Burlington County and consists of a one level medical center containing a net rentable area of approximately 12,560 square feet. The building is situated on approximately 2.43 acres and is currently occupied by an affiliate of PHP. The existing operation consists of medical personnel providing primary care services to members of various HMO organizations.


 274 Route 35, Eaton Town Borough

   The property is located in Monmouth County and consists of a one level medical center containing a net rentable area of approximately 12,560 square feet. The building is situated on approximately 4.66 acres and is currently occupied by an affiliate of PHP. The existing operation consists of medical personnel providing primary care services to members of various HMO organizations.


SENIOR CARE FACILITIES


Southern California Facility
----------------------------

 Tustin Hospital, Tustin

  The 14662 Newport Avenue building in Tustin, California is a single-story, 183-bed, 101,000 square foot hospital that was developed in two phases beginning in 1969 and ending in 1974. The hospital includes a full service emergency room, five operating rooms, an intensive care ward, administrative offices, conference rooms, kitchen and cafeteria, pharmacy facilities, gift shop, x-ray facilities and a basement service area. The hospital has an emergency back-up generator with a 10,000 gallon underground fuel tank that complies with current environmental requirements. The hospital was vacant when the Company acquired the property on June 14, 1996. As of May 1, 1997, the hospital has been 100% leased to Pacific Health Corporation. The lease provides for triple net rental payments which commenced January 1998. Rental payments for the months of October through December 1997, were deferred until July 1998, at which time the monthly rent will be increased from $33,000 to approximately $35,000. The lease expires June 30, 2002 and provides for three, five-year renewal options. In July 1997, the Company granted Pacific Health Corporation an option, which expires on July 1, 2001, to purchase the hospital for $5.0 million.

  Although there can be no assurance, the Company expects that the first quarter 1998 reopening of the hospital will assist in efforts to lease the vacant space in the Company's adjacent MOBs.


Arizona Facility
----------------


 Maryland Gardens

   The property is located in Phoenix and consists of a total of 98 beds. The facility is situated on approximately 1.84 acres and is leased to Stefan under terms of a lease which provides for triple net rental payments in the amount of $34,000 per month. The lease is for one year and ends on January 31, 1999.

Massachusetts Facilities
------------------------

 Hampden Properties

  In October 1997, the Company acquired three Massachusettes nursing home facilities ("the Hampden Properties"), from Hampden Nursing Homes, Inc. ("Hampden") for total consideration of approximately $20.0 million. Of this amount, the Company borrowed $6.0 million from Nomura at an interest rate of 8.62% per annum. (See discussion of $6.0 million note payable below in "Debt Structure"). In conjunction with the acquisition of the Hampden Properties, the Company entered into a 15-year net-operating lease with Iatros Health Networks, Inc. ("Iatros"). The operating lease provides for monthly lease payments of $225,000 and fixed annual increases of 2.0% per year at the end of each of the first seven years. Thereafter, annual increases are based upon the greater of 2.0% of the previous year's rent or 2.5% of the increase in gross receipts derived from the operation of the Hampden Properties in excess of $17,750,000.


Riverdale Gardens

   Riverdale Gardens Nursing Home, located in West Springfield, Massachusetts, is a 168-bed nursing facility currently licensed for 84 skilled care and 84 intermediate care beds with 16 private and 76 double occupancy rooms. Constructed in various stages between 1957 and 1975, the property consists of a single story 54,451 square foot building on approximately 3.85 acres as well as a 3,366 square foot single family residence on an adjacent 30,000 square foot lot.


Chestnut Hill

   Chestnut Hill Nursing Home, located in East Longmeadow, Massachusetts, is a 123 bed nursing home consisting of 82 skilled nursing and 41 intermediate care beds with 15 private and 54 double occupancy rooms. The facility is a 49,198 square foot single story building constructed in 1984 on approximately 11.9 acres of land.


Mary Lyon

   Mary Lyon Nursing Home, located in Hampden, Massachusetts, occupies a 28,940 square foot building situated on 3.7 acres and was originally constructed in 1959 and renovated in 1986. The facility is licensed for 100 beds of which 40 are skilled nursing and 60 are intermediate care beds with ten private rooms, 39 double occupancy rooms and three quadruple occupancy rooms.

LEASES

  MOB Properties


  As of January 31, 1998, the Properties were approximately 93.8% leased. New leases and extensions are normally granted for a minimum of five years and provide for annual rent increases. Office tenants generally have gross leases whereby rents may be adjusted for a tenant's proportionate share of any increases in the cost of operating the building. Most retail tenants have net leases and pay their share of all operating expenses including property taxes and insurance. The following is a lease expiration table setting forth the number, square feet and associated annual rent for those leases expiring in future years.


                            MOBS--LEASE EXPIRATIONS

                               Number of          Approximate                               % of
                                Leases            Total Rented                          Total Annual
Year oF Lease Expiration     Expiring (1)       Square Feet (1)       Annual Rent         Rent (2)
------------------------     ------------       ---------------       -----------       ------------
  1998..................         55                  114,131           $4,249,000              21.4% (3)
  1999..................         36                   57,506            1,661,000               8.4%
  2000..................         48                   68,393            2,100,000              10.6%
  2001..................         37                   60,681            1,896,000               9.6%
  2002..................         29                   53,504            1,595,000               8.0%
  2003..................         10                   13,487              342,000               1.7%
  2004..................          7                   57,128            1,298,000               6.5%
  2005..................          9                   18,344              656,000               3.3%
  2006..................         14                   41,316            1,324,000               6.7%
  2007..................          5                   13,776              613,000               3.1%
  2008 or later.........          9                   97,780            3,062,000              15.4%


______________________________

1) Does not include month-to-month leases, or vacant space. There are 53 month-to-month tenants who occupy approximately 58,000 square feet of space and pay approximately $88,000 per month in rent.
2) Percentage of Total Annual Rent is based upon annualized revenues of $19,845,108. Percent of Total Annual Rent has been rounded to the nearest tenth of one percent.
3) Includes the 36,787 sq. ft. lease with St. John's Hospital. St. John's Hospital has subleased approximately 75% of this space to third-party doctors. These subleases constitute an aggregate of approximately $101,000 in current monthly rental payments. If St. John's does not extend its option to renew, the Company will assume these existing subleases when the lease with Saint John's Hospital expires March 31, 1998.


  The Company was successful in obtaining lease renewals, achieving a weighted average renewal rate of approximately 87.3% on medical office leases which expired during 1997. Although there can be no assurances that such renewal level will be maintained, the Company believes this high renewal rate is due in part to the tendency of medical practitioners to continue to practice in the same space over a number of years. Also, the Company's tenants frequently invest large sums of money in equipment and fixtures for their offices. Furthermore, relocating a doctor's office can be disruptive to the patients who are familiar with the doctor's office location.

  The following table sets forth the scheduled annual rent increases for the leases with respect to the Properties in effect at December 31, 1997.

                             MOBS--RENT INCREASES

                                                                  % of Total Rented
      Scheduled Annual Rent Increases          Square Feet(1)     Square Feet(1)(2)
-------------------------------------------    --------------     ------------------
     None..................................          105,823                 16.5%
     Consumer Price Index related..........          203,148                 31.6%
     2%....................................           16,902                  2.6%
     3%....................................           43,412                  6.8%
     4%....................................           57,877                  9.0%
     5%....................................          209,909                 32.7%
     8%....................................            5,440                  0.8%

______________________________
1) Does not include 1.7% and 6.2% of the total rental square feet which is management and vacant space, respectively.
2) Percent of Total Rented Square Feet has been rounded to the nearest tenth of one percent.

  The historical occupancy, rounded to the nearest tenth of one percent, of the MOB Properties is shown in the following table:

                          MOBS--HISTORICAL OCCUPANCY

                 Property                                    1997        1996        1995        1994        1993
                 --------                                  ---------   ---------   ---------   ---------   ---------
Southern California
-------------------
 405 N. Bedford  .........................................     97.4%      100.0%      100.0%       96.2%       97.8%
 415 N. Bedford(1)  ......................................    100.0       100.0       100.0       100.0       100.0
 416 N. Bedford  .........................................     90.7        97.6       100.0       100.0        97.2
 435 N. Bedford  .........................................     93.9        93.1        89.2        85.3        97.7
 435 N. Roxbury  .........................................     93.5        93.6        95.6        91.7        94.5
 436 N. Bedford  .........................................    100.0        98.4        90.0        92.8       100.0
 Holy Cross Medical Plaza(2)..............................     92.2        93.1        94.7        87.7         N/A
 St. Joseph's Medical Bldg.(3)............................    100.0       100.0       100.0       100.0         N/A
 Sherman Oaks Medical Plaza(2)............................     93.9        86.7        90.0        79.8         N/A
 Regents Medical Center(2)................................    100.0       100.0        90.9        87.6         N/A
 Cigna Health Care Building(2)............................    100.0       100.0       100.0       100.0         N/A
 1095 Irvine Boulevard(4).................................    100.0       100.0       100.0         N/A         N/A
 14591 Newport Avenue, Medical Office I(5)................     52.4        49.6         N/A         N/A         N/A
 14642 Newport Avenue, Medical Office II(5)...............     71.5        85.1         N/A         N/A         N/A
NEW JERSEY (6)
-------------
 2103 Mt. Holly Rd., Burlington...........................    100.0         N/A         N/A         N/A         N/A
 150 Century Parkway, Mt. Laurel.........................     100.0         N/A         N/A         N/A         N/A
 274 Highway 35, South Eatontown.........................     100.0         N/A         N/A         N/A         N/A
 80 Eisenhower Drive, Paramus.............................    100.0         N/A         N/A         N/A         N/A
 16 Commerce Drive, Cranford..............................    100.0         N/A         N/A         N/A         N/A
 4622 Black Horse Pike, May Landing.......................    100.0         N/A         N/A         N/A         N/A
                                                              -----       -----       -----       -----    --------
Weighted average..........................................     93.8%       93.7%       94.2%       90.9%       97.9%
                                                              =====       =====       =====       =====       =====

______________________________
1)   Retail space.
2)   Acquired in 1994.
3)   Acquired in December 1993.
4)   Placed in service in 1995.
5) Acquired in June 1996 from a creditors committee. Previous operating statistics were not available.
6) All six facilities were acquired in February 1997. Prior to acquisition the facilities were operated as an acute care MOB by the previous owner.

  The following tables set forth the annualized base rent per square foot for the MOB Properties for the past five years.

                PROPERTIES--ANNUALIZED AVERAGE BASE RENT PER SQUARE FOOT

                       Property                         1997       1996       1995       1994       1993
                       --------                       --------   --------   --------   --------   --------
Southern California
-------------------
 405 N. Bedford......................................   $47.58     $44.51     $41.64     $42.01     $37.87
 415 N. Bedford(1)...................................    38.35      36.28      36.21      36.79      36.41
 416 N. Bedford......................................    38.05      36.89      37.04      40.88      39.31
 435 N. Bedford......................................    37.74      33.49      34.35      39.25      39.03
 435 N. Roxbury......................................    35.64      36.50      37.11      38.39      38.12
 436 N. Bedford......................................    42.08      39.84      42.13      44.71      44.17
 Holy Cross Medical Plaza(2).........................    28.04      28.07      25.91      28.77        N/A
 St. Joseph's Medical Bldg.(3).......................    27.19      27.03      29.12      29.92        N/A
 Sherman Oaks Medical Plaza(2).......................    20.19      22.90      23.32      23.57        N/A
 Regents Medical Center(2)...........................    24.18      24.93      27.11      28.38        N/A
 Cigna Health Care Building(2).......................    23.04      23.04      23.04      23.01        N/A
 1095 Irvine Boulevard(4)............................    19.87      19.46      17.14        N/A        N/A
 14591 Newport Avenue, Medical Office I(5)...........    13.39      14.66        N/A        N/A        N/A
 14642 Newport Avenue, Medical Office II(5)..........    13.19      12.34        N/A        N/A        N/A
NEW JERSEY (6)
-------------
 2103 Mt. Holly Rd., Burlington......................    34.63        N/A        N/A        N/A        N/A
 150 Century Parkway, Mt. Laurel....................     31.16        N/A        N/A        N/A        N/A
 274 Highway 35, South Eatontown....................     38.30        N/A        N/A        N/A        N/A
 80 Eisenhower Drive, Paramus........................    33.28        N/A        N/A        N/A        N/A
 16 Commerce Drive, Cranford.........................    28.10        N/A        N/A        N/A        N/A
 4622 Black Horse Pike, May Landing..................    34.83        N/A        N/A        N/A        N/A

    Weighted average.................................   $30.69     $29.81     $31.70     $34.01     $40.15


----------------------------------
1)   Retail space.
2)   Acquired in 1994.
3)   Acquired in December 1993.
4)   Placed in service in 1995.
5)   Acquired in June 1996.
6)   All six facilities were acquired in August 1997.

                        PROPERTIES--ANNUALIZED BASE RENT
                             (AMOUNTS IN THOUSANDS)

                     Property                           1997        1996        1995        1994        1993
                     --------                         ---------   ---------   ---------   ---------   ---------
Southern California
-------------------
 405 N. Bedford......................................   $ 2,125     $ 2,183     $ 2,033     $ 1,904     $ 1,914
 415 N. Bedford(1)...................................       219         217         216         210         205
 416 N. Bedford......................................     1,399       1,468       1,511       1,658       1,599
 435 N. Bedford......................................     1,630       1,718       1,690       1,660       2,044
 435 N. Roxbury......................................     1,412       1,450       1,507       1,495       1,598
 436 N. Bedford......................................     3,101       3,090       2,988       3,222       3,434
 Holy Cross Medical Plaza(2).........................     1,864       1,896       1,749       1,785         N/A
 St. Joseph's Medical Bldg.(3).......................       698         694         758         764         N/A
 Sherman Oaks Medical Plaza(2).......................     1,291       1,378       1,457       1,277         N/A
 Regents Medical Center(2)...........................     1,570       1,555       1,640       1,531         N/A
 Cigna Health Care Building(2).......................     1,097       1,097       1,097       1,097         N/A
 1095 Irvine Boulevard(4)............................       201         197         174         N/A         N/A
 14591 Newport Avenue, Medical Office I(5)...........       127         120         N/A         N/A         N/A
 14642 Newport Avenue, Medical Office II(5)..........       452         504         N/A         N/A         N/A
NEW JERSEY (6)
--------------
 2103 Mt. Holly Rd., Burlington......................       435         N/A         N/A         N/A         N/A
 150 Century Parkway, Mt. Laurel....................        391         N/A         N/A         N/A         N/A
 274 Highway 35, South Eatontown....................        481         N/A         N/A         N/A         N/A
 80 Eisenhower Drive, Paramus........................       422         N/A         N/A         N/A         N/A
 16 Commerce Drive, Cranford.........................       492         N/A         N/A         N/A         N/A
 4622 Black Horse Pike, May Landing..................       438         N/A         N/A         N/A         N/A
                                                        -------   ---------   ---------   ---------   ---------
    Total............................................   $19,845     $17,567     $16,820     $16,603     $10,794
                                                        =======     =======     =======     =======     =======

-----------------------------------
1)   Retail Space
2)   Acquired in 1994.
3)   Acquired in December 1993.
4)   Placed in service in 1995.
5) Acquired in June 1996 from a creditors committee. Previous operating statistics were not available
6) All six facilities were acquired in February 1997 and operated as an acute care MOB by the previous owner.

  Senior Care Facilities


  The following lease expiration table sets forth the number, square feet, number of beds and associated annual rent for the Company's leased Senior Care Facilities.

                                             SENIOR CARE FACILITIES - LEASE EXPIRATIONS
                                                                                           % of
                                 NUMBER OF     APPROXIMATE                                TOTAL
                                   LEASES     TOTAL RENTED     NUMBER                     ANNUAL
   YEAR OF LEASE EXPIRATION       Expiring     Square Feet    of Beds    ANNUAL RENT      Rent(1)
------------------------------   ----------   -------------   --------   -----------   -----------
     1998(2)................              1          24,862         98    $  408,000        11.6%
     2002...................              1         101,000        183       396,000        11.3%
     2012(3)................              1         135,955        391     2,700,000        77.1%
                                                                   ---                    ------
                                                                   672                     100.0%
                                                                   ===                    ======

----------------------------
1) Percentage of Total Annual Rent is based upon annualized revenues of $3,504,000. Percent of Total Annual Rent has been rounded to the nearest tenth of one percent.
2) Starting February 1, 1998, a new lease with Stefan was signed. It will provide for triple net rental payments in the amount of $34,000 per month and expires January 31, 1999.
3) Only one operating lease was signed for all the Hampden Properties which consist of the Riverdale Gardens Nursing Home, Chestnut Hill Nursing Home, and Mary Lyon Nursing Home.

  The historical occupancy, rounded to the nearest tenth of one percent, of the Senior Care Facilities is shown in the following table:


                SENIOR CARE FACILITIES--HISTORICAL OCCUPANCY(1)

                Property     1997        1996        1995        1994        1993
------------------------   ---------   ---------   ---------   ---------   ---------
Southern California
-------------------
 Tustin Hospital (2).......     0.0%        0.0%         (3)         (3)         (3)
ARIZONA
-------
 31 West Maryland..........    96.4%       96.0%       97.0%       92.9%       88.8%
MASSACHUSETTS
-------------
 Riverdale Gardens.........    92.9%       87.6%       90.3%       96.3%       95.4%
 Chestnut Hill.............    89.4%       93.2%       95.3%       96.1%       95.9%
 Mary Lyon.................    87.0%       93.7%       97.6%       97.6%       95.8%

----------------------------
1)   Occupancy is on a per-bed basis.
2) Tustin Hospital (acquired in 1996 and leased in 1997) just finished undergoing renovations and opened in the first quarter of 1998.
3) Tustin Hospital, previously operated as a full service community hospital, was closed in March 1996, and acquired in June 1996, from a creditors' committee. Previous operating statistics are not available.

  The following tables set forth the annualized base rent per bed for the Senior Care Facilities for the past five years.

         SENIOR CARE FACILITIES--ANNUALIZED AVERAGE BASE RENT PER BED

                  Property                              1997       1996       1995       1994       1993
                  --------                            --------   --------   --------   --------   --------
Southern California
-------------------
 Tustin Hospital(1)
  14662 Newport Avenue,   Tustin.....................  $ 2,164        (3)        (3)        (3)        (3)
Arizona
-------
 Maryland Gardens (2)
  31 West Maryland Avenue,   Phoenix ................    4,163        (3)        (3)        (3)        (3)
Massachusetts
-------------
 Riverdale Gardens
  42 Prospect Avenue, West Springfield...............    4,536        (3)        (3)        (3)        (3)
 Chestnut Hill
  32 Chestnut Street, East Longmeadow ...............   11,650        (3)        (3)        (3)        (3)
 Mary Lyon
  34 Main Street,   Hampden .........................    5,050        (3)        (3)        (3)        (3)
    Weighted average.................................  $ 5,214        --         --         --         --

-----------------------
1) Rent will commence in January 1998. Rent for the months of October, November and December of 1997 were deferred until July 1998, at which time the monthly rent will be increased from $33,000 to approximately $35,000 for the remaining term of the lease.
2) Starting February 1, 1998, the Company has signed a new lease with Stefan providing for triple net rental payments in the amount of $34,000 per month. The lease expires January 31, 1999.
3) This facility was previously managed by the owner and was not subject to a lease.

SENIOR CARE OPERATIONS

  Lending Operations


  The Company, through its Senior Care operations, makes mortgage loans secured by Senior Care Facilities. Many of the loans are intended to serve as bridge or interim financing (generally 6 to 24 months) for the acquisition of such facilities by joint ventures in which the Company participates or by third parties. The maturity of the loan made by the Company is determined primarily by the timing of the sale of tax exempt bonds or the completion of permanent
financing by the buyer.   The Company has from time to time extended the
maturity dates of outstanding loans to give borrowers additional time to obtain permanent financing and taken a participation interest in such loans upon maturity in lieu of full debt repayment in the form of cash. Loans made by the Company generally bear interest at fixed rates, with the per annum interest rate increasing under certain circumstances in which an extension of the original maturity date is required due to the timing and availability of financing. The Company may receive fees and certain other consideration for making the loans.

  As of December 31, 1997, the Company has fourteen loans outstanding which total approximately $14.1 million. Four of the fourteen loans, which total approximately $10.5 million, are first deeds of trust secured by healthcare facilities in Maryland, Oregon and Idaho which are described in the following paragraphs.

   On June 17, 1996, the Company funded a $6.1 million loan for the acquisition of a nursing home facility in Baltimore, Maryland (the "Carroll Manor Facility") by Heritage Care, Inc. ("Heritage Care"), a non-profit corporation. The Company holds a first deed of trust in that facility and Carroll Manor, Inc. ("Carroll Manor"), the seller, holds a second deed of trust which secures its $500,000 loan to Heritage Care. Heritage Care is currently in default under the $6.1 Million Loan, which matured on March 31, 1997 (including loan extensions) and which currently bears interest at a rate of 15.0% per annum (the default rate). In addition to the $6.1 million, the Company made additional advances in 1997, which total $2.6 million, to enable Heritage Care to meet its payroll and other current expenses necessary to remain in operation and thereby protect the value of the Company's security interest in the Carroll Manor facility. The additional advances are secured by the Company's first deed of trust pursuant to the language thereof and are therefore secured loans, although they are subordinate in priority to the $500,000 second trust deed in favor of Carroll Manor. Recently the Carroll Manor facility was appraised for $11.0 million and the Company is currently reviewing its exit strategies with respect to the loan to Heritage Care, which include the possibility of (i) causing the transfer of the Carroll Manor facility to another non-profit entity that could obtain long-term financing to replace the existing indebtedness or (ii) taking title to the facility through foreclosure and subsequently leasing it to an operator or selling it to a third party.

   The Company funded a short-term loan secured by a deed of trust in the amount of approximately $1.9 million secured by a nursing home in Oregon (the "Coos Bay Facility"). This loan bears interest at a rate of LIBOR plus 650 basis points per annum and matures on February 1, 1998, subject to extensions. This loan provides for monthly interest-only payments. As of March 1997, the borrower has exercised it options to extend the loan and is current on all monthly interest and extension fees due under the loan agreement. At maturity, assuming no prepayments, $1.9 million will be due on this loan. This loan permits prepayment on any monthly payment date of all or any portion of the outstanding principal amount of the loan, without penalty, upon not less than five days' prior written notice to the Company of the borrower's intent to repay. As of March 20, 1998, the Coos Bay Facility was 92.0% occupied and leased to Coos Bay Rehabilitation, Inc. under a 10-year net operating lease that provides for two five-year extension options. The operator of this facility possesses all licenses necessary for its operation.

   The Company has also funded two short-term loans secured by first deeds of trusts for an aggregate amount of approximately $1.0 million secured by two nursing homes in Burley and Idaho Falls, Idaho (the "Idaho Facilities"). These loans bear interest at a rate of LIBOR plus 650 basis points per annum and mature on April 1, 1998, subject to extensions. These loans provide for monthly interest-only payments. At maturity, assuming no prepayments, approximately $870,000 and $115,000, respectively, will be due on these loans. These loans permit prepayment on any monthly payment date of all or any portion of the outstanding principal amount of the loan without penalty, upon not less than five days' prior written notice to the Company of the borrower's intent to repay As of March 20,

1998, the Idaho Facilities were 68.0% and 63.0% occupied, respectively, and leased to Kimburida Management Group under five-year net operating leases that provide for two five-year extension options.

   During 1997, the Company commenced legal actions to protect its interests on loans secured by facilities in Olathe, Kansas and Phoenix, Arizona. The actions taken with respect to these two facilities are described in the following paragraphs.

   In June 1997, the Company took title to a 98-bed facility located in Phoenix, Arizona (the Maryland Gardens Facility") through a deed in lieu of foreclosure on a first trust deed the Company had previously funded on this property. At the time the Company acquired title to the facility, the loan balance approximated the appraised value of 4.7 million.

   On April 25, 1996, the Company entered into a loan participation agreement with Iatros to fund two loans secured by third and fifth trust deeds in the amount of approximately $750,000 and $1.1 million, respectively, to facilitate the purchase of a nursing home in Olathe, Kansas (the "Crystal Park Facility"). Following the acquisition of the Crystal Park Facility, the borrower engaged an affiliate of Iatros to operate the facility. On May 16, 1997, the borrower filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and engaged a new operator for the Crystal Park Facility, which has since closed. As of September 30, 1997, the Company's interest in the third and fifth trust deeds was approximately $1.3 million, including principal (at face value) and accrued, unpaid interest. In October 1997, the Company assigned its remaining interest in the participation agreement and the promissory notes to Iatros in exchange for a $800,000 note and title to the accounts receivable of the former owner of the facility which had served as additional collateral for the promissory notes and which Iatros has guaranteed to have a net realizable value of approximately $400,000. The $800,000 note is due October 1, 2004 and accrues interest at 10.0% per annum. Payments are due monthly based upon 5.0% per annum of the outstanding balance.

   In addition to the notes on the Carroll Manor Facility, Coos Bay Facility and Idaho Facilities and the $800,000 note due from Iatros, the Company had nine other loans outstanding at December 31, 1997, with an aggregate face value of $2,364,000, excluding approximately $100,000 of additional accrued, unpaid interest. The following is a summary of the nine other loans as of December 31, 1997:

   . $150,000 note secured by second deed of trust, interest payable semiannually at a rate of 10.0% per annum.
   . $300,000 unsecured note receivable due May 31, 1999, interest payable quarterly at 9.0% per annum.
   . $47,000 unsecured note receivable due January 23, 1998, interest accrues at 14.0% per annum.
   . $7,000 unsecured note receivable due February 1, 2006, interest payable semiannually at 12.0%.
   . $500,000 unsecured promissory note due December 31, 1997, interest payable at 5.25% per annum (paid off in January 1998).
   . $300,000 unsecured credit line due May 31, 1998, interest payable annually at 12.0% per annum.
   . $270,000 secured promissory note due October 15, 1998, interest accrues at 18.0% per annum.
   . $540,000 secured promissory note due December 31, 1999, interest accrues at 18.0% per annum.
   . $250,000 unsecured promissory note due April 7, 1998 (the extended due date), interest payable monthly at the greater of 11.0% or 30-day LIBOR plus 6.5% per annum.

   Due to uncertainties, related to the Company's portfolio of mortgage loans and bonds receivable, the Company increased its reserves for doubtful notes receivable from $375,000 at the end of 1996 to $825,000 as of December 31, 1997. Management believes that $825,000 is appropriate in relation to the status of the loans in the Company's portfolio as of March 20, 1998.

  HUD Loan Servicing


  The Company has received authorization from HUD to originate and service HUD-insured loans. The HUD program provides loan guarantees for the long-term financing of health care properties, including Senior Care Facilities. The Company believes that this authorization enhances the Company's ability to fund long-term financing which it is not able to provide through GLN Capital. The Company believes that this new source of financing provides an important exit-strategy for its own Senior Care loan program by providing long-term financing vehicles at competitive interest rates.


  GLN Capital


  GLN Capital markets two different loan products: a short-term loan and a participating loan. The short-term loan is a purchase-money mortgage designed for stabilized facilities that enables buyers to close an acquisition quickly without the delays inherent in a bond financing transaction. The typical loan is for approximately 12 months and is generally repaid from the proceeds of a bond offering. GLN Capital earns points as well as interest on these loans.
The participating loans generally have a 24-month horizon and involve facilities in which management believes there is an opportunity to create value in a project, often because the facilities are in a turnaround situation. The participating loans enable GLN Capital to participate in gains resulting from such turnarounds in addition to the standard points and interest.

  GLN Capital funded its first loan in February 1997, providing $6.4 million for the acquisition of the Institute of Pennsylvania Hospital in Philadelphia, Pennsylvania. The loan is a participating mortgage that carries an 18-month term, has an interest rate of 30-day LIBOR plus 6.5% and is secured by a first deed of trust. The borrower, CoreCare Behavioral Management, operates a 162-bed psychiatric facility on the property and leases the balance of the property to third parties. In February 1998, the borrower repaid the loan including additional interest of approximately $700,000 in excess of monthly interest payments of $60,000 paid during the term of the loan.

  In March 1997, the Company sold Series A and B bonds issued by the Massachusetts Industrial Finance Agency, Inc., which were secured by the Hampden Properties, to GLN Capital for $21.7 million. The Hampden Bonds, which were purchased for $19.9 million in October 1995, had an outstanding balance of $27.7 million at the time of the sale, including principal (at face value) and accrued unpaid interest. In October 1997, the Company acquired the Hampden Properties for approximately $20.0 million. Concurrently with this transaction, the seller of the Hampden Properties paid $22.7 million, a discount of approximately $5.0 million, to GLN Capital in full satisfaction of the outstanding balance on the Hampden Bonds.

  In May 1997 GLN Capital acquired a 50% limited partnership interest in a limited partnership created to acquire a recreational vehicle (''RV'') park in Florida. The RV park was acquired by the limited partnership for approximately $1.2 million. In connection with the acquisition of the RV park, GLN Capital funded a secured loan of approximately $1.5 million to the limited partnership. This loan bears interest at a rate of approximately 9.0% per annum, matures on May 1, 1999, and provides for monthly payments of interest only. At maturity, the full $1.5 million will be due. The RV park is operated by Camper Clubs of America, Inc., (''Camper Clubs'') the largest RV park operator in the U.S. and a limited partner in the limited partnership, pursuant to a management agreement under which Camper Clubs receives a fee equal to 5% of gross revenues generated by the RV park. This management agreement is terminable at will by either party, upon thirty days' written notice to the other party.


INSURANCE

  The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to the Properties. There are certain types of losses which may either be uninsurable or not economically insurable; moreover, there can be no assurance that policies maintained by the Company will be adequate in the event of a loss. The Company carries earthquake and flood insurance for coverage of losses up to $20 million on its portfolio of properties located in California and Arizona. This coverage is subject to a 10% deductible up to the amount of insured loss. Fifteen of the 22 properties directly owned by the Company are located in Southern California, which has a history of seismic activity, including the 1994 Northridge earthquake that damaged the Holy Cross Medical Plaza property. One property directly owned by the Company is located in Phoenix, Arizona, which is located in an area with a history of flood activity. Should an uninsured loss occur, the Company could lose its investment in, and anticipated earnings and cash flow from, a Property.


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

  The independent environmental assessments include selective sampling for asbestos where the age of the buildings or the types of materials warranted such sampling. Limited quantities of non-friable asbestos were present in the Sherman Oaks Medical Plaza. The Company removed the asbestos in 1994 in connection with the renovation of this building. Limited quantities of non-friable asbestos were also discovered in the Maryland Gardens Facility and Riverdale Gardens Nursing Home. Management believes that it has undertaken adequate measures to ensure that the asbestos will remain undisturbed and that it does not pose a current health risk. Management plans to continue to monitor this situation.

  As part of the normal practice of doctors, medical waste is generated. The Company's leases require the individual tenants to make arrangements for the disposal of medical waste and requires all tenants to provide proof that they have contracted with a third party service to remove waste from the premises each night. The handling and disposal of this waste is the responsibility of the tenants; however, the Company remains responsible as the owner of the property. There can be no assurances that all such medical waste will be properly handled and disposed of or that the Company will not incur costs in connection with improper disposal of medical waste by its tenants.

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

ITEM 3.  LEGAL PROCEEDINGS

     There is no material pending litigation to which the Company or its consolidated or unconsolidated subsidiaries is a party or to which any of their properties is subject.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the stockholders of the Company during the quarter ended December 31, 1997.

                                    PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol GLR. It has been the Company's policy to declare quarterly distributions to holders of the Company's Common Stock so as to comply with applicable sections of the Internal Revenue Code governing REITs. Units and shares of Common Stock receive equal distributions. Distributions are declared and paid at the discretion of the Company's Board of Directors and generally depend on the Company's cash flow, its financial condition, capital requirements, the distribution requirements under the REIT provisions of the Code and such other factors as the directors of the Company deem relevant.

     The table below sets forth the high and low sales prices of the Company's stock for each full quarterly period from January 1, 1996 to March 20, 1998 as reported by the New York Stock Exchange. The table also includes, on a per share basis, the quarterly cash dividends declared and paid to holders of the Company's Common Stock for each of the last two fiscal years.


                                                                 High       Low       Dividend
                                                            ------------------------------------
              1998      First quarter (to March 20, 1998).....  $21-1/2    $16-7/8         $0.39

              1997      Fourth quarter........................   21-1/4     17-3/8          0.39
                        Third quarter.........................       19     15-3/4          0.36
                        Second quarter........................   17-7/8     15-3/8          0.36
                        First quarter.........................       19         16          0.36

              1996      Fourth quarter........................   17-5/8     15-1/2          0.36
                        Third quarter.........................   16-3/8     12-1/2          0.36
                        Second quarter........................   14-1/4     12-3/8          0.32
                        First quarter.........................   13-7/8     10-3/8          0.32

______________________________
1) The Company declared a quarterly distribution for the first quarter of 1998 in the amount of $0.39 per share to be paid on April 15, 1998 to stockholders of record on March 31, 1998.

     The approximate number of holders of record of the shares of Common Stock was 155 as of March 20, 1998. Such number does not include the total number of beneficial holders of Common Stock.

ITEM 6.  CONSOLIDATED SELECTED FINANCIAL DATA

     The following table sets forth consolidated selected and operating information for the Company and its predecessor. Data presented as of December 31, 1997, 1996, 1995, 1994 and 1993 and for each of the years ended December 31, 1997, 1996, 1995 and 1994 is for the Company. Data presented for the year ended December 31, 1993 includes data for the G&L Development Properties for January 1, 1993 through December 16, 1993 and for the Company for December 16, 1993 through December 31, 1993. For comparison purposes only, the G&L Development Properties are considered the predecessor entity to the Company. The following information should be read in conjunction with all of the financial statements and notes thereto included in this Form 10-K. This data also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated selected and operating data as of December 31, 1997, 1996, 1995, 1994, and 1993 and for each of the years ended December 31, 1997, 1996, 1995, 1994, and 1993 have been derived from audited financial statements.

                                                                           YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             -------    -------    -------    -------    -------
                                                                  (In thousands, except per share amounts)
OPERATING DATA:
---------------
Revenues:
 Rental...................................................   $20,307    $15,796    $16,801    $14,740    $10,170
 Tenant reimbursements....................................       707        728        732        587        465
 Parking..................................................     1,439      1,251      1,388      1,196      1,029
 Interest, loan fees and other............................     4,322      6,712      1,835        113         58
 Other....................................................       274        549        652        650         77
                                                             -------    -------    -------    -------    -------
   Total revenues.........................................    27,049     25,036     21,408     17,286     11,799
                                                             -------    -------    -------    -------    -------
Expenses:
 Property operations......................................     6,280      5,696      5,199      4,317      3,084
 Earthquake costs (reimbursements)........................       ---        ---       (133)       635        ---
 Depreciation and amortization............................     3,570      2,773      3,433      2,900      2,503
 Interest.................................................     9,088      9,322      6,986      4,422      5,050
 General and administrative...............................     2,044      1,787      1,640      1,298         43
 Loss on disposition of real estate.......................       ---      4,874        ---        ---        ---
                                                             -------    -------    -------    -------    -------
   Total expenses.........................................    20,982     24,452     17,125     13,572     10,680
                                                             -------    -------    -------    -------    -------
 Income from operations before minority interests, equity
  in earnings of unconsolidated affiliates
 and extraordinary gains (losses).........................     6,067        584      4,283      3,714      1,119
 Equity in earnings of unconsolidated affiliates..........     1,195        ---        ---        ---        ---
 Minority interest in consolidated affiliates.............      (156)      (129)      (131)      (167)      (211)
 Minority interest in Operating Partnership...............      (545)       (65)      (418)      (353)       (18)
                                                             -------    -------    -------    -------    -------
 Income before extraordinary gains (losses)...............     6,561        390      3,734      3,194        890
 Extraordinary gains (losses) (net of minority interest)..       ---      9,311       (393)       ---       (352)
                                                             -------    -------    -------    -------    -------
 Net income...............................................   $ 6,561    $ 9,701    $ 3,341    $ 3,194    $   538
                                                             =======    =======    =======    =======    =======
Per share data:...........................................
 Basic:
     Before extraordinary gains (losses)..................   $  0.91    $  0.10    $  0.91    $  0.77      N/A
     Extraordinary gains (losses).........................       ---       2.29      (0.09)       ---        ---
                                                             -------    -------    -------    -------    -------
     Net income...........................................   $  0.91    $  2.39    $  0.82    $  0.77      N/A
                                                             =======    =======    =======    =======
 Fully Diluted:
     Before extraordinary gains (losses)..................   $  0.89    $  0.09    $  0.91    $  0.77      N/A
     Extraordinary gains (losses).........................       ---       2.24      (0.09)       ---        ---
                                                             -------    -------    -------    -------    -------
     Net income...........................................   $  0.89    $  2.33    $  0.82    $  0.77      N/A
                                                             =======    =======    =======    =======

                                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                               1997        1996        1995        1994        1993
                                                             --------    --------    --------    --------    --------
                                                                     (In thousands, except per share amounts)
FUNDS FROM OPERATIONS (1):
--------------------------
Operating Partnership funds from operations...............   $  8,366    $  8,028    $  7,397    $  7,042         ---
Minority interest in consolidated partnership.............       (917)       (847)       (747)       (700)        ---
                                                             --------    --------    --------    --------    --------
Funds from operations.....................................   $  7,449    $  7,181    $  6,650    $  6,342
                                                             ========    ========    ========    ========    ========
Dividends paid............................................   $  5,953    $  5,525    $  5,067    $  6,821         ---
                                                             ========    ========    ========    ========    ========
Payout ratio..............................................       79.9%       76.9%       76.2%      107.6%        ---
Common shares and units outstanding:
 Weighted average shares..................................      4,049       4,063       4,091       4,159         ---
 Weighted average shares and units........................      4,547       4,542       4,550       4,618         ---
Dividends / distributions declared per share / unit.......   $   1.47    $   1.36    $   1.24    $   1.64       $0.07
CASH FLOW DATA:
---------------
Net cash provided by operating activities.................   $  9,045    $  5,726    $  7,862    $  7,632    $  2,094
Net cash used in investing activities.....................    (49,534)    (23,413)    (37,037)    (31,552)    (17,724)
Net cash provided by financing activities.................     53,833      17,283      28,675      21,849      18,871
Balance Sheet Data:
-------------------
Land, buildings and improvements,
net.......................................................   $138,782    $ 93,231    $ 92,147     $92,715    $ 51,908
Mortgage loans and bonds receivable, net..................     14,098      34,576      33,634         ---      12,200
Total investments.........................................    152,880     127,807     125,781      92,715      64,108
Total assets..............................................    189,380     135,996     133,347      98,384      71,840
Total debt................................................     95,172     109,025     111,627      74,018      45,500
Total stockholders' equity................................     88,924      22,448      18,267      21,311      25,038
OTHER DATA:
-----------
Ratio of earnings to fixed charges and preferred
 dividends (2)............................................      1.36x       1.59x       1.61x       1.83x         ---

Ratio of funds from operations to fixed
charges and preferred dividends (3).......................      1.77x        1.88       2.09x       2.66x         ---
Ratio of total debt to total market
capitalization (4)........................................      35.9%       58.5%       70.3%       55.2%       35.1%
Number of properties......................................         25          15          12          12           7

______________________________
1) Funds from operation ("FFO") represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. FFO has been restated for all prior periods under the new method.
2) For purposes of these computations, earnings consist of net income plus fixed charges. Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing costs and preferred dividends paid to preferred stock holders during the period.
3) For purposes of these computations, ratio of funds from operations to fixed charges consists of FFO as defined in note (1) plus fixed charges and preferred dividends paid to preferred stock holders during the period. Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing costs and preferred dividends paid to preferred stock holders during the period.
4) Total market capitalization as of the dates presented is long-term debt plus the aggregate market value of the Company's Common Stock and Operating Partnership Units not owned by the Company, assuming one Unit is equivalent in value to one share of Common Stock plus the liquidation value of the Preferred Stock outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Consolidated Selected Financial Data and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. Such financial statements and information have been prepared to reflect the historical combined operations, assets and liabilities of the Company for the period from January 1, 1995 through December 31, 1997.

   Information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial
results to differ substantially from those anticipated by management.   Factors
influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, the availability of financing, governmental regulations concerning, but not limited to, new construction and development, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the company's investments which may be discussed elsewhere in this Annual Report on Form 10-K.


RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 VERSUS THE YEAR ENDED DECEMBER 31, 1996


  Net income declined $3,140,000 from $9,701,000 for the year ended December 31, 1996 to $6,561,000 in 1997 primarily due to non-recurring gains and losses resulting from the disposition of one of the Company's properties in 1996. The primary components affecting this decline were the $9,311,000 extraordinary gain on retirement of secured debt which was partially offset by a $4,874,000 loss on disposition of the related rental property.

  Revenues increased approximately 8% or $2,013,000 from $25,036,000 for the year ended December 31, 1996 to $27,049,000 in 1997. This increase in revenues was the result of a $4,678,000 or 26% increase in rents, tenant reimbursements and parking revenues which was partially offset by a $2,390,000 or 36% decline in interest, loan fees and related revenues. The $4,678,000 increase in rents, tenant reimbursements and parking revenues resulted from several events, including the addition, on February 28, 1997, of the six newly acquired New Jersey properties, the commencement on May 1, 1997 of the Tustin Hospital lease, the leasing, in August 1997, of the Maryland Gardens facility to a nursing home operator, the acquisition of the Hampden Properties and a full year of revenues in 1997 from the reacquired property located at 436 North Bedford Drive.

  During 1997, the Company made new investments in short-term secured loans through GLN Capital, an unconsolidated affiliate. Interest, loan fees and related revenues declined $2,390,000 from $6,712,000 during 1996 to $4,322,000 in 1997, reflecting management's decision to make investments in secured trust deeds through GLN Capital for which the Company reports its pro-rata share of net income from GLN Capital but no revenues. The Company accounts for its investments in unconsolidated affiliates, such as GLN Capital, using the equity method; therefore, the Company's pro-rata share of net income from investment in such unconsolidated affiliates is reported after income from operations. The Company's pro-rata share of net income from GLN Capital totaled $1,183,000 for 1997.

  Excluding the 1996 loss on disposition of rental property of $4,874,000, operating expense increased $1,405,000 or 7% from $19,577,000 during 1996 to $20,982,000 in 1997. Property operations increased $584,000 or 10% from $5,696,000 in 1996 to $6,280,000 in 1997. The newly acquired properties in New Jersey and the Hampden Properties are leased on a net basis and therefore are not anticipated to add significant operating expense. The increased operating costs are the result of the acquisition of the Tustin Hospital and adjacent MOB in June 1996 and the reacquisition of the 436 North Bedford Drive property in August 1996. The Company also increased earthquake insurance coverage on its properties located in Southern California which has partially contributed to the rise in property operations expense.

  Depreciation and amortization expense increased 29% or $797,000 from $2,773,000 in 1996 to $3,570,000 in 1997. This increase in depreciation and amortization expense is the result of depreciation expense related to the six New Jersey properties, the Tustin Hospital and adjacent MOBs, the Maryland Gardens facility, the Hampden Properties and 436 North Bedford Drive. Interest expense, which includes amortization of deferred financing costs, declined $234,000 from $9,322,000 in 1996 to $9,088,000 in 1997. The decrease in interest expense resulted from the reduction of long-term debt retired with the proceeds from the sale of Series A and Series B Preferred Stock in the second and fourth quarters of 1997, respectively. The new loans obtained in conjunction with the New Jersey and Massachusetts acquisitions offset the reduction in debts and interest expense from the preferred stock offerings.

  The Company's general and administrative expense increased 14% or $258,000 in
1997 compared to 1996.   This increase is related to the Company's addition of
acquisition and support personnel. In 1996, general and administrative expense was $1,786,000 representing a cost of 1.3% of total assets of $135,996,000 at December 31, 1996. Although general and administrative expense increased in 1997 in absolute terms, in relative terms it declined to 1.1% of total assets of $186,380,000 at December 31, 1997.


COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 VERSUS THE YEAR ENDED DECEMBER 31, 1995

  Net income for the year ended December 31, 1996 increased approximately $6.4 million, or 190%, from the previous year. The major component of this increase was the $9.3 million extraordinary gain which resulted from the surrender of the property located at 436 North Bedford Drive in Beverly Hills, California to the holder of the $28.5 million lien on the property. The book value of the land, buildings and related assets associated with the 436 North Bedford property was approximately $22.9 million at the time of the transaction. In conjunction with the transfer, the Company recorded a $4.9 million loss on disposition of the property which was the difference between the $22.9 million book value and the estimated market value of $18.0 million. At the same time, the Company recorded a $10.5 million extraordinary gain resulting from the elimination of debt, which represented the difference between the $28.5 million loan balance and the estimated $18.0 million market value of the property. The $10.5 million extraordinary gain was partially offset by $134,000 of other extraordinary net losses resulting from the early retirement of three other notes payable. For reporting purposes, the net extraordinary gain was adjusted to approximately $9.3 million to reflect the portion of the gain attributable to the minority interest partners.

  Rents, tenant reimbursements and parking revenues as a group declined approximately $1.2 million from an aggregate of approximately $19.0 million for the year ended December 31, 1995 to $17.8 million for the same period in 1996. This decline was mainly attributable to the 436 North Bedford Drive property which the Company surrendered to the noteholder on May 24, 1996. Subsequent to that date, the noteholder put the property on the market for sale and on August 30, 1996, the Company, through the Medical Partnership, reacquired the property. During the period from May 24, 1996 to August 30, 1996, the property generated $778,000 in rents, tenant reimbursements and parking revenues which were earned by the entity that owned the property during that time. The remaining $368,000 decline is attributable to rents received on leases that expired during 1995 and 1996 and renewed at lower rates.

  Interest, loan fees and related revenues are primarily the result of investments in short-term loans secured by Senior Care Facilities. The senior loan program, started in June 1995, has continued to expand since its inception. Investments made in 1995 combined with new loans in 1996 contributed to the 265% increase in such revenues for the year ended December 31, 1996 as compared to the same period in 1995. In February 1996, the Company completed a transaction whereby the Company provided the initial capital and management expertise to facilitate the purchase of a newly constructed but vacant hospital and medical office facility in Rancho Cucamonga, California by Heritage Rancho Healthcare, Inc., a Nebraska nonprofit corporation (''Heritage''). Heritage converted the hospital into a long-term care facility to benefit the local community. In conjunction with the closing of this transaction, the Company recognized cash revenues of $320,000 and received a $840,000 ten year subordinated note, which the Company sold during the fourth quarter of 1996 for approximately $665,000 plus accrued interest.

  Property operating expense increased $497,000, or approximately 10.0%, from approximately $5.2 million for the year ended December 31, 1995 to approximately $5.7 million for the year ended December 31, 1996. Recurring operating expenses declined as a result of the 436 North Bedford Drive transactions as previously discussed. This decline was more than offset by increases in real property taxes, the increased expense of earthquake insurance and the acquisition of the Tustin Properties. In June 1996, the Los Angeles County Assessor's Office notified the Company that it was increasing its valuation on four of the Bedford Drive properties as a result of a transfer of ownership in conjunction with the Company's initial public offering (the ''IPO'') on December 16, 1993. The Company retained consultants specializing in property valuation appeals and, as of December 31, 1997, has obtained partial reductions in the increased assessments. Although there can be no assurances, management believes that the Company will be able to obtain further reductions in these increased assessments.

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

  The acquisition of the Tustin Properties also contributed to an increase in the Company's operating expense during 1996. At the time of the acquisition, Tustin Hospital was vacant and the two adjacent MOBs were approximately 50% and 85% occupied by doctors who were affiliated with the hospital before its closure. As of May 1, 1997, the Company leased the Tustin Hospital to Pacific Health pursuant to a 62-month net lease, which provides for three five-year renewal options. The lease for this hospital will generate approximately $396,000 of annual income for the Company.

  Depreciation and amortization expenses declined from approximately $4.0 million during 1995 to approximately $3.3 million in 1996. The decline is primarily the result of the 436 North Bedford Drive transactions discussed above. Prior to its transfer in May 1996, the property had a depreciable cost basis of approximately $21.1 million. When the property was reacquired in August 1996, the depreciable cost basis dropped to approximately $15.4 million. Also, no depreciation was recorded for the period during which the Company did not own the property. The decline in depreciation and amortization was partially offset by the depreciation of the Tustin Properties acquired in June 1996.

  Interest expense increased from approximately $6.4 million for the 12 months ended December 31, 1995 to approximately $8.8 million for the same period in 1996, an increase of approximately 38%. Funding of the senior care loan program was the primary reason for the increase. The increase would have been larger had it not been for the decline in interest expense which was realized when a $28.5 million loan was extinguished in May 1996 by the transfer of the 436 North Bedford Drive property to the note holder.

  General and administrative expenses increased approximately $147,000, from approximately $1.6 million for the year ended December 31, 1995 to approximately $1.8 million for the same period in 1996, as a result of added travel and professional fees resulting from the expansion of the senior loan program.


LIQUIDITY AND CAPITAL RESOURCES

  G&L Realty Corp.'s goal is to create wealth through growth in cash flow from its real estate investments. The Company believes that this goal is being realized through its management expertise in the areas of acquisition, development, financing, leasing and strategic management of MOBs, Senior Care Facilities and related healthcare facilities. The Company seeks to maximize cash flow from its existing properties and make new investments that are accretive to cash flow over the long-term. The Company's use of leverage is viewed as a means to grow its asset base without diluting shareholder value.

  In 1997, the Company issued $71.9 million (before offering expenses of $2.9 million) in preferred stock which was used to reduce debt and fund new acquisitions. During 1997, the Company's ratio of debt to total market capitalization declined from 58.5% at January 1, 1997 to 35.9% at December 31, 1997. Changes in the Company's capital structure and new investments are undertaken when management believes that such a change will, on a long-term basis, provide accretive cash flows and that the Company will be appropriately compensated for its investment risk.

  As of December 31, 1997, the Company's investment in real estate assets totaled approximately $153.7 million and consisted of $138.8 million of properties and $14.9 million of notes (before loan loss reserves of $825,000). Secured debt outstanding at year end totaled $95.2 million of which 8% or $7.7 million is floating rate debt.

  During 1997, the Company invested approximately $60.3 million consisting of $43.4 million in real estate investments directly owned by the Company and $3.0 million in newly formed joint ventures. Included in the 1997 investments was $7.8 million in loans secured by six Senior Care Facilities in Oregon, Idaho and California and one retail building. The Company also loaned an additional $6.1 million to the newly formed joint ventures. Since January 1, 1997, the Company has completed the following investments:

   . $22.5 million acquisition of six New Jersey primary care facilities which are 100% leased to PHP subject to a 17-year net operating lease which includes annual rent adjustments equal to increases in the Consumer Price Index up to a maximum annual increase of 5.0%.

   . $20.0 million acquisition of The Hampdan Properties which are net leased to Iatros under the terms of a 15-year lease with annual minimum rent payments of $2.7 million including minimum annual increases of 2% per annum.

   . $3.1 million acquisition of a Senior Care Facility in El Centro, California through Valley Convalescent. The Company contributed $300,000 for a 50% equity interest in this joint venture and loaned the venture an additional $2.8 million for 3 years at an annual interest rate of 12%. The Company also granted an $800,000 line of credit to the lessee as an incentive to sign the lease.

   . $2.6 million acquisition of a parcel of land in Aliso Viejo, California through AV Medical. The Company contributed $600,000 for a 50% equity interest in the newly formed joint venture and agreed to loan the venture up to $2.0 million to be used until AV Medical secures construction financing. AV Medical will complete construction in 1998 on a 33,000 square foot MOB which was pre-leased to an investment grade hospital operator at the rate of $750,000 per annum. The completed project cost approximately $6.8 million including land and improvements. There can be no assurance, however, that the investment will prove favorable to the venture.

   . $885,000 acquisition of a second parcel of land upon which the Company expects to construct a 9,100 square foot retail space which has been pre-leased to a nationally recognized retailer who has agreed to occupy the property under the terms of a 10-year triple net lease with annual lease payments of $182,000. The completed building is anticipated to cost $1.6 million including land and improvements. There can be no assurance, however, that the Company will be able to develop the property or, if developed, that the investment will prove favorable.

   . $4.1 million acquisition of a 4.7 acre parcel of vacant land in Aliso Viejo, California through Aliso Partners. The partners in the venture each contributed $550,000 for a 50% equity interest in the newly formed partnership. The seller provided $3.2 million in purchase money financing. Concurrent with the closing of this transaction on December 31, 1997, the Company paid $10,000 for an option to acquire M&Z Aliso Associates' 50% interest in AV Medical for consideration of $1.0 million and gave M&Z Aliso Associates a loan in the amount of $540,000 secured by M&Z Aliso Associates' interest in AV Medical. The partners intend to develop a 52,000 square foot retail building on the 4.7 acre parcel. Development costs including land are anticipated to total $7.3 million. There can be no assurance, however, that the Company will be able to develop the property or, if developed, that the investment will prove favorable to the Company.

   .  $1.9 million loan secured by a first trust deed on the Coos Bay Facility.

   . $1.0 million loan secured by first deeds of trust on a 65-bed residential care facility in Idaho Falls, Idaho and a 68-bed nursing home in Burley, Idaho.
   . $270,000 loan secured by a second trust deed on a single tenant retail property located in Bakersfield, California.

   . The Company also funded a $4.6 million loan secured by (i) a 59-bed nursing and rehabilitation center in Chico, California; (ii) a 57-bed intermediate care center in Beaumont, California; and (iii) a 38-bed skilled nursing facility in Paso Robles, California. The loan closed in February, 1998.


  In 1997, the Company commenced operations on a newly formed venture, GLN Capital, with Nomura to expand the Company's Senior Care operations. At inception, Company and Nomura agreed to contribute up to $10.0 million and $30.0 million, respectively. At December 31, 1997, the Company had a total of $2.8 million invested in GLN Capital.

  The Company is responsible for administering the short-term loans originated by GLN Capital and will receive reimbursement for its general and administrative expenses associated with GLN Capital activities. Due to its structure, the assets and liabilities of GLN Capital do not appear on the Company's balance sheet and there is no recourse to the Company for GLN Capital losses in excess of the Company's investment. Cash flow generated by each loan made through GLN Capital is distributed in the following order: (i) to repay any third party indebtedness incurred by GLN Capital; (ii) to the return of capital on any loan from Nomura to GLN Capital; (iii) to pay Nomura a 9.0% return on its capital;
(iv) to pay the Company a 9.0% return on its capital and (v) thereafter, any remaining cash is distributed 50.1% to Nomura and 49.9% to the Company.

  In June 1997, the Company took title to a 98-bed intermediate care nursing facility in Phoenix, Arizona through a deed in lieu of foreclosure. At the time the Company acquired title to the facility, the loan balance approximated the appraised value of $4.7 million. The Company leased the property to Capital Senior Management I, Inc. for $35,000 per month until January 31, 1998. In February 1998, the property was net leased to Stefan for $34,000 per month for one year.

  In May 1997, the Company issued 1,495,000 shares of 10.25% Series A Preferred Stock, from which it received net proceeds of $35.4 million. Of these proceeds, approximately $28.7 million was used to repay indebtedness which carried interest at rates ranging from 7.5% to 12%. In November 1997, the Company issued 1,380,000 shares of 9.8% Series B Preferred Stock and received net proceeds of $32.6 million. The proceeds from the Series B Preferred Stock offering were used to repay $18.8 million due on the Company's secured credit line which carried interest at the rate of 7.5% in November, 1997. The excess net proceeds are invested in short term commercial paper and interest bearing bank accounts at rates ranging from 5% to 6% pending identification of suitable real estate investments.

  As of March 20, 1998, the Company has approximately $12.0 million of cash on hand and $19.2 million of cash available under the terms of the Company's $20.0 million secured line of credit and an additional $8.0 million of cash available in conjunction with the $6.0 million existing loan secured by the Hampden Properties (see loan terms for credit line and $6.0 million loan described below under "Debt Structure").

  At various times during the year ending December 31, 1997, the Company repurchased a total of 76,400 shares of the Company's Common Stock at an average price of approximately $16.75 per share.

  The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs, Senior Care Facilities and Senior Care lending activities and primarily consist of Funds from Operations (See Consolidated Selected Financial Data, Note 1). In addition to the recently completed preferred stock offerings, the Company's external sources of capital consist of various secured loans and lines of credit. The Company's ability to expand its MOB and Senior Care lending operations requires continued access to capital to fund new Investments.

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

  Debt Structure


  As of December 31, 1997, the Company had seven loans approximating $95.2 million, including one floating rate loan for approximately $7.7 million. The terms of these seven loans are described below.

  In August 1995, the Company borrowed $30.0 million from Nomura for ten years at a fixed rate of 7.89%. As of December 31, 1997, the outstanding balance under this loan was approximately $29.1 million, requiring monthly principal and interest payments of approximately $229,000 (25-year amortization), and will have a balance of $2.7 million on August 11, 2005, when the note is due. Pursuant to the loan agreement, the Company has the option to prepay this loan at any time upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under the note. No prepayment premium is required during the 90-day period prior to the note's due date. The properties located at 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford have been pledged as security for this note.

  Concurrently with this fixed rate loan from Nomura, the Company obtained a new $20.0 million credit line from Tokai Bank of California (''Tokai Bank''), secured by a blanket first trust deed on Holy Cross, St. Joseph's Professional Building in Burbank, St. Joseph's Medical Center of Orange, and the Tustin Properties. The Company may draw up to $19.2 million under this line of credit without providing additional security to Tokai Bank. The Company has the option to prepay the outstanding balance, or increments thereof, at any time upon not less than 30 days' notice to Tokai Bank. The credit line requires monthly interest payments at 30-day LIBOR plus 1.75% and is due on August 17, 1998. At any time prior to maturity, and upon at least 30 days' notice, the Company may convert the outstanding balance or increments thereof into a five-year term loan. Upon conversion, and at the option of the Company, the new term loan would bear interest at a variable rate of either prime plus 50 basis points or LIBOR plus 175 basis points (at the Company's option). As of December 31, 1997, there was no outstanding balance due Tokai Bank.

  During 1996, the Company borrowed $35.0 million from Nomura for ten years at a fixed rate of 8.515%. This note had an outstanding balance of approximately $34.5 million as of December 31, 1997, requires monthly principal and interest payments of approximately $282,000 (25-year amortization), and will have a balance of $29.4 million on August 11, 2006, when the note is due. Pursuant to this loan agreement, the Company has the option to prepay this loan at any time after August 30, 1999 upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under this note. The Sherman Oaks Medical Plaza, Regents Medical Center, Cigna HealthCare Building and office building at 436 North Bedford Drive have been pledged as security for this note.

  The 435 North Roxbury Drive property is pledged as security for a $8.5 million loan from Citibank, N.A. (''Citibank''), which had an outstanding balance as of December 31, 1997 of $7.7 million. The mortgagor on this loan is 435 North Roxbury Drive, Ltd. (the ''Roxbury Partnership''), of which the Operating Partnership is the sole general partner with an ownership interest of approximately 61.8%. This Citibank loan, which bears interest at the rate of 30-day LIBOR plus 1.5%, requires monthly payments of accrued interest plus principal of $35,000. The

Citibank loan is due on May 1, 1999, at which time the loan will have an estimated balance of approximately $7.1 million. On June 1, 1996, Citibank and the Roxbury Partnership amended the loan agreement to require the Roxbury Partnership to make additional semiannual principal reductions equal to excess cash flow, as defined in the amended loan agreement, from operation of the 435 North Roxbury Drive property. The Roxbury Partnership has the right to prepay the loan at any time without penalty. At December 31, 1997 the interest rate on the Citibank loan was 7.5%. The interest rate on this loan may be affected by inflationary conditions and other economic factors.

  On August 15, 1997, the Company borrowed $16.0 million from Nomura at a fixed rate of 8.98%, the proceeds of which were used to repay a loan made by PHP in connection with the purchase of six New Jersey primary care centers. On October 11, 1997, the Company began making monthly principal and interest payments on this loan of approximately $155,000 (16 1/2 -year amortization). This note, which will have a balance at maturity of $6.9 million, is due March 11, 2014, however the note may be prepaid, at the option of the Company, at any time after the third anniversary of the note upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under the note. The note provides for certain interest rate increases if the Company chooses to prepay it after December 11, 2009. The six New Jersey properties have been pledged as security for this note which had a balance of $15.9 million at December 31, 1997.

  Concurrently with the $16.0 million loan from Nomura, the Operating Partnership obtained a new $2.0 million loan from PHP. The loan is unsecured and requires interest-only payments quarterly at the end of October, January, April and July at the rate of 8.5%. The full $2.0 million is due on July 31, 2007, but may be prepaid at any time prior to maturity without penalty. The Company's obligation with respect to this note is contingent upon PHP's performance of its obligations under the lease related to the New Jersey Properties.

  On October 28, 1997, the Company acquired the Hampden Properties for a total consideration of approximately $20.0 million. Of this amount, the Company borrowed $6.0 million from Nomura at an interest rate of 8.62% per annum. The three properties were pledged as security for the repayment of this loan. Under the terms of the loan agreement, the Company may, at any time during the next two years, make up to two additional draws of not less than $2.0 million each, up to an aggregate loan amount of $14.0 million (including the initial draw under the loan). In the event the Company makes an additional loan draw, the interest rate on such draw will be 2.5% per annum above the prevailing market rate on U.S. Treasury Securities of equivalent maturity. The loan agreement with Nomura provides for a term of 12 years and requires monthly interest and principal payments based upon a 27-year amortization schedule. At the end of 12 years, all unpaid principal and interest will be due in full. The Company has the option to prepay this loan at any time upon the payment of a premium that, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. Government sufficient to provide for the scheduled payments remaining under the note. At December 31, 1997, the outstanding balance due on the note was $6.0 million. As a condition of the loan, Nomura has required the Company to place $400,000 into a reserve account which may be used to fund unspecified maintenance capital reserves.

  Capital Commitments


  As of March 20, 1998, the Company is in various stages of negotiations to acquire, either directly or through joint ventures, approximately $60 million of MOB's and Senior Care Facilities. Although there can be no assurance that any of these transactions will be consummated, the Company is prepared to commit the needed capital to close these transactions if they can be completed on terms favorable to the Company.

  The Company expects to continue meeting its short-term liquidity and operating requirements, as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements, in the short and long-term, through its working capital and cash flow provided by operations. The Company expects to continue meeting its long-term liquidity requirements, such as refinancing mortgages, financing acquisitions and funding of major capital improvement projects, through long-term borrowings, the issuance of debt securities and the offering of additional equity securities.

Distributions


  The Company increased its quarterly dividend payable to holders of the Company's Common Stock during the fourth quarter of 1997 from $0.36 to $.039 which represents a current annual distribution rate of $1.56 per share. Distributions on the Company's Common Stock totaled $1.47 per share for 1997. The Company also paid monthly dividends to holders of the Company's Series A Preferred Stock on the fifteenth day of each month beginning June 15, 1997. On January 15, 1998, the Company began paying dividends to holders of the Company's Series B Preferred Stock. Dividends are paid monthly at the rate of $2.56 and $2.45 per annum on shares of the Company's Series A and Series B Preferred Stock, respectively. The Company's undistributed FFO is used internally to fund maintenance and capital expenditures necessary to maintain the Company's portfolio of properties.

  Financing Policies


  The Company's ratio of debt to total market capitalization is 35.9% based upon the closing price of the Common Stock at December 31, 1997. Total market capitalization is based on the long-term debt of the Operating Partnership, plus
(i) the aggregate market value of the Company's Common Stock and Operating Partnership Units not owned by the Company assuming one Unit is equivalent in value to one share of Common Stock, and (ii) the aggregate liquidation value of the Series A Preferred Stock and the Series B Preferred Stock.

  To the extent that the Board of Directors of the Company decides to seek additional funding, the Company may raise such capital using various means, including retention of internally generated funds (subject to the distribution requirements in the Code with respect to REITs), existing working capital and possibly the issuance of additional debt (secured or unsecured) or equity securities or any combination of the above. If the Board of Directors determines to raise additional equity capital to fund investments by the Operating Partnership, the Company will contribute such funds to the Operating Partnership as a contribution to capital and purchase of additional interests in the Operating Partnership. It is anticipated that borrowings will continue to be made through the Operating Partnership or other entities, although the Company may also incur indebtedness that may be re-borrowed by the Operating Partnership on the same terms and conditions as are applicable to the Company's borrowing of such funds. Except as required pursuant to existing financing agreements, the Company has not established any limit on the number or amount of mortgages or unsecured debt that may be placed on any single property or on its portfolio as a whole.

  The Board of Directors of the Company also has the authority to cause the Operating Partnership to issue additional Units in any manner (and subject to certain limitations in the Partnership Agreement on such terms and for such consideration) as it deems appropriate and may also decide to seek financing for the purposes of managing the Company's balance sheet by adjusting the Company's existing capitalization. The refinancing of the Company's balance sheet may entail the issuance and/or retirement of debt, equity or hybrid securities.


YEAR 2000 COMPLIANCE

   Many computers, software programs and other equipment which utilized microprocessors (collectively referrred to as "Systems" and individually referred to as "System") process date sensitive data in the normal course of operations. Some of these Systems use a 2-digit field to designate the year . As the Year 2000 approaches, these Systems may not be capable of distinguishing between events occurring in the year 1900 and the year 2000, and therefore these Systems may become inoperable or produce information which is unreliable.

   Internally, the Company relies on third part vendors for its computer hardware and software. Based upon management's communications with our System's vendors, management believes that the Company's hardware and software systems are, or will be year 2000 compliant and that the Company's internal computer hardware and software systems will not be materially impacted by this issue.

   Management has communicated with other companies with whom it does significant business to determine their year 2000 compliance readiness and the potential impact on the Company. However, there is no assurance that the tests which have been performed to date are conclusive, that other companies on which the Company does significant business will prove reliable or that conversions needed to upgrade all Systems will be completed in a timely manner.

   The cost to the Company to make its internal Systems Year 2000 Compliant is not anticipated to be material to the Company's financial position. However, management is not able to adequately assess the extent to which the Company is vulnerable to System failures, which may affect other companies. The Company plans to continue testing computer systems and building life-safety systems to obtain reasonable assurance that the Company's systems will function reliably in the Year 2000. Management also plans to continue conversations with other companies with which the Company does significant business to minimize, to the extent possible, the potential impact of Year 2000 compliance failures.



FUNDS FROM OPERATIONS

     Industry analysts generally consider FFO to be an appropriate measure of the performance of a REIT. The Company's financial statements use the concept of FFO as defined by the Board of Governors of the NAREIT. FFO is calculated to include the minority interests' share of income since the Operating Partnership's net income is allocated proportionately among all owners of Operating Partnership Units. The number of Operating Partnership units held by the Company is identical to the number of outstanding shares of the Company's Common Stock, and owners of Operating Partnership Units may, at their discretion, convert their Units into shares of Common Stock on a one-for-one basis.

     The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for each of the four quarters and the year ended December 31, 1997 for the Operating Partnership:

                                G&L REALTY CORP.
                             FUNDS FROM OPERATIONS
             FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 1997

                                                            1997 FISCAL QUARTER                 YEAR
                                                 -----------------------------------------    --------
                                                    1ST        2ND        3RD        4TH        1997
                                                 --------    -------    -------    -------    --------
                                                         (In thousands except per share data)
FUNDS FROM OPERATIONS (1):
--------------------------
Net income                                       $  1,107    $ 1,282    $ 1,991    $ 2,181    $  6,561
Minority interest in Operating Partnership            136        136        129        144         545
                                                 --------    -------    -------    -------    --------
Operating Partnership income (loss)                 1,243      1,418      2,120      2,325       7,106
Depreciation of real estate assets                    751        796        851        959       3,357
Amortization of deferred lease costs                   20         20         22         24          86
Adjustment for minority interest in
     consolidated affiliates                          (15)       (27)       (19)       (15)        (76)
Dividends paid on Preferred Stock                     ---       (192)      (958)      (957)     (2,107)
                                                 --------    -------    -------    -------    --------
Operating Partnership funds from operations         1,999      2,015      2,016      2,336       8,366
Minority interest in Operating Partnership           (219)      (223)      (223)      (252)       (917)
                                                 --------    -------    -------    -------    --------
  FUNDS FROM OPERATIONS                          $  1,780    $ 1,792    $ 1,793    $ 2,084    $  7,449
                                                 ========    =======    =======    =======    ========

Dividends declared                                  $0.36      $0.36      $0.36      $0.39       $1.47
Dividends paid on Common Stock                   $  1,463    $ 1,442    $ 1,442    $ 1,607    $  5,953
Pay-out ratio                                        82.2%      80.5%      80.4%      77.1%       79.9%

Weighted average shares                             4,063      4,006      4,006      4,120       4,049
Weighted average shares and units:                  4,561      4,504      4,504      4,619       4,547

ADDITIONAL DATA
---------------
Cash Flows:
-----------
  Operating activities                                750      2,214      1,526      4,555       9,045
  Investing activities                            (25,130)    (9,618)    (5,807)    (8,979)    (49,534)
  Financing activities                             24,971      6,835      4,564     17,463      53,833

Capital Expenditures:
---------------------
  Building improvements                               102        167         62        190         521
  Tenant improvements                                 120        217         49         34         420
  Furniture, fixtures & equipment                       7        ---        ---         38          45
  Leasing commissions                                  14         28         72         60         174

Depreciation and Amortization:
------------------------------
  Depreciation of real estate assets                  751        796        851        959       3,357
  Depreciation of non-real estate assets               14         14         16         83         127
  Amortization of deferred lease costs                 20         20         22         24          86
  Amortization of capitalized financing
   costs                                               78        111         41         22         252


Rents:
------
  Straight-line rent                                4,510      4,903      5,201      5,693      20,307
  Billed rent                                       4,393      4,881      5,094      5,601      19,969

______________________________
1) FFO represents net income (computed in accordance with GAAP, consistently applied), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. FFO has been restated for all prior periods under the new method.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See Index to Consolidated Financial Statements and Schedules on Page 33.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is contained in the Company's definitive proxy statement for its 1998 annual meeting of stockholders which will be filed on or before April 30, 1998 and is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is contained in the Company's definitive proxy statement for its 1998 annual meeting of stockholders which will be filed on or before April 30, 1998 and is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is contained in the Company's definitive proxy statement for its 1998 annual meeting of stockholders which will be filed on or before April 30, 1998 and is incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is contained in the Company's definitive proxy statement for its 1998 annual meeting of stockholders which will be filed on or before April 30, 1998 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES:

                                                                                      Page
                                                                                   Reference
                                                                                   Form 10-K
                                                                                ----------------
     1.      CONSOLIDATED FINANCIAL STATEMENTS:
             Independent Auditors' Report                                             F-1
             Consolidated Balance Sheets as of December 31, 1997 and 1996             F-2
             Consolidated Statements of Income for the Years Ended
               December 31, 1997, 1996 and 1995                                       F-3
             Consolidated Statement of Stockholders' Equity
               for the Years Ended December 31, 1997, 1996 and 1995                   F-4
             Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1997, 1996 and 1995                                    F-5 and 6
             Notes to Consolidated Financial Statements                            F-7  to 28

     2.      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES:

             All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(b)   REPORTS ON FORM 8-K

     Not applicable.

(C)   EXHIBITS


Exhibit No.       Note      Document Description
------------       ----      --------------------
3.1                (1)       Amended and Restated Articles of Incorporation of G&L Realty Corp.
3.2                (3)       Amended and Restated Bylaws of G&L Realty Corp.
10.1 (c)           (2)       Executive Employment Agreement between G&L Realty Corp. and Daniel M. Gottlieb.
10.2 (c)           (2)       Executive Employment Agreement between G&L Realty Corp. and Steven D. Lebowitz.
10.3               (2)       Agreement of Limited Partnership of G&L Realty Partnership, L.P.
10.4 (c)           (1)       1993 Employee Stock Incentive Plan
10.5               (1)       Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.
10.8               (1)       Option Agreement for Purchase and Sale of 4955 Van Nuys Boulevard ("Sherman Oaks Medical
                             Plaza") by and between G&L Development and Arthur Gilbert, as Trustee of the Arthur
                             Gilbert and Rosalinde Gilbert 1982 Trust, dated as of October 29, 1993.
10.8.2             (2)       Option Notice with respect to Sherman Oaks Medical Plaza.
10.9.2             (1)       Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive,
                             Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of
                             October 29, 1993.
10.11              (1)       Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty
                             Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29,
                             1993.
10.12              (1)       Nomura Commitment Letter with respect to the Acquisition Facility.
10.12.2            (3)       Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L
                             Financing Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of
                             New York.
10.13              (1)       Office Building Lease I between 405 North Bedford Drive, Ltd. and Saint John's Hospital
                             and Health Center dated October 12, 1987.
10.14              (1)       Office Building Lease II between 405 North Bedford Drive, Ltd. and Saint John's Hospital
                             and Health Center dated as of October 12, 1987.
10.15              (1)       Office Building Lease III between 405 North Bedford Drive, Ltd. and Saint John's Hospital
                             and Health Center dated as of December 1, 1987.
10.16              (1)       Investment Banking and Financial Advisory Agreement between G&L Development and Gruntal &
                             Co., Incorporated.
10.17              (1)       Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                             D. Lebowitz and Milner Investment Corporation.
10.18              (2)       Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                             D. Lebowitz and Reese L. Milner, II.

(C)   EXHIBITS - (CONTINUED FROM PREVIOUS PAGE)

10.19        (2)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                   D. Lebowitz and Reese L. Milner, II.
10.20        (2)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                   D. Lebowitz and Reese L. Milner, II, Helen Milner and John Milner, as Trustees of the
                   Milner Trust.
10.21        (2)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                   D. Lebowitz and Reese L. Milner, II.
10.22        (4)   Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing
                   Partnership II, L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October 31, 1995.
10.23        (4)   Revolving Loan Agreement by and between G&L Realty Partnership, L.P. and Tokai Bank of
                   California dated as of August 11, 1995.
10.24        (4)   Property Management Agreement between G&L Realty Financing Partnership II, L.P., as owner, and G&L Realty Partnership, L.P., as agent, made August 10, 1995
10.25        (5)   Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital
                   Corporation, dated as of September 29, 1995.
10.26.1      (5)   Loan and Security Agreement between G&L Realty Partnership, L. P. and GMAC Commercial
                   Mortgage Corporation dated as of December 5, 1995.
10.26.2      (5)   Note in the amount of $14,000,000 executed by G&L Realty Partnership, L. P. in favor of
                   GMAC Commercial Mortgage Corporation, dated as of December 5, 1995.
10.26.3      (5)   Notification and Consent Agreement among G&L Realty Partnership, L. P., GMAC Commercial
                   Mortgage Corporation, and Nomura International Trust Company, dated as of December 5, 1995.
10.26.4      (5)   Assignment of Bond executed by G&L Realty Partnership, L. P., in favor of GMAC Commercial
                   Mortgage Corporation.
10.27        (6)   Agreement of Purchase and Sale of Membership Interest dated April 26, 1996, between Milner
                   Investment Corporation and G&L Realty Partnership, L.P.
10.28        (7)   Agreement for Deed in Lieu of Foreclosure by and among G&L Realty Partnership, L.P., a
                   Delaware Limited Partnership, and Loan Asset Structured Trust I, a Delaware trust, dated as of May 24, 1996.
10.29        (7)   Property Management Agreement by and between Loan Asset Structured Trust I, a Delaware trust, and G&L Realty Partnership, L.P., a Delaware Limited Partnership, and dated as of
                   May 24, 1996.
10.30        (8)   Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership,
                   L.P. as Borrower and Nomura Asset Capital Corporation as Lender.

(C)   EXHIBITS - (CONTINUED FROM PREVIOUS PAGE)

10.31          (8)   Agreement of Purchase and Sale of Membership Interest dated April 26, 1996 by and between
                     Milner Investment Corporation as Seller and G&L Realty Partnership, L.P. as Buyer.
10.32          (8)   Letter of Agreement regarding purchase of Tustin Hospital to 445 North Bedford Drive, LLC from G&L Realty Partnership, L.P., dated June 12, 1996.
10.33          (8)   Redemption Agreement by and between G&L Realty Partnership, L.P. and 445 Bedford, LLC, dated as of June 27, 1996.
10.34          (8)   Property Contribution Agreement by and between G&L Realty Partnership, L.P. as Purchaser and 445 Bedford, LLC as Seller, dated as of June 28, 1996.
10.35          (8)   Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between 445
                     Bedford, LLC and G&L Realty Partnership, L.P. as tenants in common ("Trustor"), Chicago
                     Title Company ("Trustee"), and Tokai Bank of California ("Beneficiary"), made to be effective on June 12, 1996.
10.36          (9)   Agreement of Purchase and Sale by and between Loan Asset Structured Trust I, a Delaware trust ("Seller") and G&L Medical Partnership, L.P., a Delaware limited partnership
                     ("Buyer"), dated August 29, 1996.
10.37          (9)   Grant Deed in which Loan Asset Structured Trust I, a Delaware trust ("Grantor"), grants certain real property to G&L Medical Partnership, L.P., a Delaware limited partnership
                     ("Grantee"), recorded August 30, 1996.
10.38         (10)   Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a
                     Delaware limited partnership, and Property Acquisition Trust I, a Delaware business trust, for the purpose of creating a Limited Liability Company to be named GLN Capital Co., LLC, dated as of November 25, 1996.
10.39         (10)   Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a
                     Delaware limited partnership, and PHP Healthcare Corporation, a Delaware corporation, for the purpose of creating a Limited Liability Company to be named GL/PHP, LLC, dated as of
                     February 26, 1997.
10.40         (10)   First Amendment To Limited Liability Company Agreement entered into as of March 31, 1997 by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property
                     Acquisition Trust I, a Delaware business trust, for the purpose of amending that certain
                     Limited Liability Company Agreement of GLN Capital Co., LLC dated as of November 25, 1996.
10.41         (10)   Bond Purchase Agreement dated as of March 31, 1997 by and between GLN Capital Co., LLC (as
                     Buyer) and G&L Realty Partnership, L.P. (as Seller).
10.42         (11)   Option Agreement, dated February 28, 1997, by and among G&L Realty Partnership, L.P., GLN
                     Capital Co., LLC and PHP Healthcare Corporation
10.43         (13)   First Amendment To Revolving Loan Agreement by and between G&L Realty Partnership, L.P., a
                     Delaware limited partnership ("Borrower") and Tokai Bank of California, a California
                     banking corporation ("Lender"), dated as of May 7, 1997.
10.44         (13)   Loan and Security Agreement by GLN Capital Co., LLC, a Delaware limited liability Company, and G&L Realty Partnership, L.P., a Delaware limited partnership, dated as of June 1, 1997.

(C)   EXHIBITS - (CONTINUED FROM PREVIOUS PAGE)

10.45         (14)   First Amendment to GL/PHP, LLC Limited Liability Company Agreement by and among G&L Realty
                     Partnership, L.P., a Delaware limited partnership (the "Retiring Manager"), G&L Realty
                     Partnership, L.P., a Delaware limited partnership ("G&L Member"), and G&L Management
                     Delaware Corp., a Delaware corporation ("Manager Member"), made as of August 15, 1997.
10.46         (14)   Lease Agreement between GL/PHP, a Delaware limited liability company (the "Landlord") and
                     Pinnacle Health Enterprises, LLC, a Delaware limited liability company wholly owned by PHP
                     Healthcare Corporation, a Delaware corporation (the "Tenant"), dated August 15, 1997
10.47         (14)   Guaranty of Lease by PHP Healthcare Corporation, a Delaware corporation (the "Guarantor"), dated February 15, 1997.
10.48         (14)   Non-Negotiable 8.5% Note Due July 31, 2007 in which G&L Realty Partnership, L.P., a
                     Delaware limited partnership (the "Maker"), promises to pay to PHP Healthcare Corporation
                     (the "Payee") the principal sum of $2,000,000.00, dated August 15, 1997.
10.49         (14)   Mortgage Note in which GL/PHP, LLC a Delaware limited liability company (the "Maker")
                     promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, the principal sum of $16,000,000.00, dated August 15, 1997.
10.50         (14)   Mortgage, Assignment of Leases and Rents and Security Agreement by GL/PHP, LLC a Delaware
                     limited liability company (the "Mortgagor") to Nomura Asset Capital Corporation, a
                     Delaware corporation (the "Mortgagee"), dated August 15, 1997.
10.51         (14)   Assignment of Leases and Rents by GL/PHP, LLC a Delaware limited liability company (the
                     "Assignor") to Nomura Asset Capital Corporation, a Delaware corporation (the "Assignee"), dated August 15, 1997.
10.52         (14)   Environmental and Hazardous Substance Indemnification Agreement by GL/PHP, LLC a Delaware
                     limited liability company (the "Borrower") to Nomura Asset Capital Corporation, a Delaware
                     corporation (the "Lender"), dated August 15, 1997.
10.53         (16)   Purchase and Sale Agreement, dated October 1, 1997, by and between Hampden Nursing Homes,
                     Inc. and G&L Senior Care, LLC.
10.54         (16)   Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden
                     Holding Group, Inc.
10.55         (16)   Loan Commitment, dated October 23, 1997, by and between G&L Realty Partnership, L.P. and
                     Iatros Health Network, Inc.
10.56         (16)   Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden
                     Nursing Homes, Inc.
10.57         (16)   Guaranty of Lease, dated October 1, 1997, by Iatros Health Network, Inc.
10.58         (16)   Limited Liability Company Agreement of G&L Hampden, LLC.
10.59         (16)   Loan Agreement by and between Nomura Asset Capital Corporation and G&L Hampden, LLC.
10.60         (16)   Promissory Note in the amount of $6,000,000.00 given by G&L Hampden, LLC in favor of
                     Nomura Asset Capital Corporation.
10.61         (16)   Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing for each of the 3 Hampden Properties.

(C)   EXHIBITS - (CONTINUED FROM PREVIOUS PAGE)

10.62         (17)   Operating Agreement of AV Medical Associates, LLC, dated as of September 25, 1997.
10.63         (17)   Real Estate Lease by and between AV Medical Associates, LLC and Hoag Memorial Hospital
                     Presbyterian.
10.64         (17)   Assignment of Purchase Agreement and Development Management Agreement by and between G&L
                     Realty Partnership, L.P., Centrium Associates LLC and M&Z Aliso Associates, LLC.
10.65         (17)   Amended and Restated Promissory Note in the Amount of $1,934,325.00 given by Hearthside
                     Skilled Nursing Facility, LLC in favor of G&L Realty Partnership, L.P.
10.66         (17)   Amended and Restated Deed of Trust, Security Agreement, Fixture Filing with Assignment of
                     Rents and Agreements, dated as of September 29, 1997, by and between Hearthside Skilled
                     Nursing Facility, LLC and G&L Realty Partnership, L.P.
10.67         (17)   Amended and Restated Assignment of Leases and Rents, dated as of September 29, 1997, by and between Hearthside Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.
10.68         (17)   Promissory Note in the Amount of $2,799,490.00 given by Valley Convalescent, LLC in favor of G&L Realty Partnership, L.P.
10.69         (17)   Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty
                     Partnership, L.P.
10.70         (17)   Assignment of Leases and Rents, dated as of August 29, 1997, by and between Valley
                     Convalescent, LLC and G&L Realty Partnership, L.P.
10.71         (17)   Promissory Note in the amount of $870,000.00 given by Burley Skilled Nursing Facility, LLC in favor of G&L Realty Partnership, L.P.
10.72         (17)   Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of September 29, 1997, by and between Burley Skilled Nursing Facility, LLC and
                     G&L Realty Partnership, L.P.
10.73         (17)   Assignment of Leases and Rents, dated as of September 29, 1997, by and between Burley
                     Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.
10.74         (17)   Promissory Note in the amount of $115,272.00 given by Valley Living Center, LLC in favor of G&L Realty Partnership, L.P.
10.75         (17)   Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of September 29, 1997, by and between Valley Living Center, LLC and G&L Realty
                     Partnership, L.P.
10.76         (17)   Assignment of Leases and Rents, dated as of September 29, 1997, by and between Valley
                     Living Center, LLC and G&L Realty Partnership, L.P.
11                   Computation of Per Share Earnings.
12                   Computation of Ratio of Earnings to Fixed Charges.
21                   Subsidiaries of the registrant.
27                   Financial Data Schedule.

______________________________
1) Previously filed as an exhibit of like number to the Registrant's Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.
2) Previously filed as an exhibit of like number to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

3) Previously filed as an exhibit of like number to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

4) Previously filed as Exhibits 10.1 (with respect to Exhibit 10.22), 10.2 (with respect to Exhibit 10.23), and 10.3 (with respect to Exhibit 10.24) to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995 and incorporated herein by reference.

5) Previously filed as an exhibit of like number to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

6) (Previously filed as an exhibit of like number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

7) Previously filed as an exhibit of like number to the Company's Form 8-K dated May 24, 1996 and incorporated herein by reference.

8) Previously filed as an exhibit of like number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

9) Previously filed as an exhibit of like number to the Company's Form 8-K dated August 30, 1996 and incorporated herein by reference.

10) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

11) Filed as an exhibit to the Company's Registration Statement on Form S-11 and amendments thereto (File No. 333-24911) and incorporated herein by reference.

12) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference.

13) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

14) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of August 15, 1997) and incorporated herein by reference.

15) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q/A (filed as of October 14, 1997) for the quarter ended June 30, 1997 and incorporated herein by reference.

16) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.

17) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of November 5, 1997) for the quarter ended September 30, 1997 and incorporated herein by reference.

18) Management contract or compensatory plan or arrangement.

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
G&L Realty Corp.:


  We have audited the accompanying consolidated balance sheets of G&L Realty Corp. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/  Deloitte & Touche LLP

Los Angeles, California
January 30, 1998

                                G&L REALTY CORP.

                          CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,
                                                                             1997                  1996
                                                                   -------------------------------------------
                                                    ASSETS
                                                    ------
Rental properties (Notes 3, 18 and 20):
   Land                                                                     $ 27,470,000          $ 17,096,000
   Building and improvements, net                                            111,312,000            76,135,000
                                                                            ------------          ------------
     Total rental properties                                                 138,782,000            93,231,000
Cash and cash equivalents (Note 2)                                            13,609,000               265,000
Restricted cash (Note 2)                                                       7,745,000             1,967,000
Tenant rent and reimbursements receivable, net (Note 4)                        1,333,000             1,048,000
Unbilled rent receivable, net (Note 5)                                         1,815,000             1,477,000
Other receivables, net (Note 6)                                                  972,000               682,000
Mortgage loans and bonds receivable, net (Notes 2 and 7)                      14,098,000            14,358,000
Investments in unconsolidated affiliates (Note 8)                              8,591,000                   ---
Assets available for sale (Note 9)                                                   ---            20,523,000
Deferred charges and other assets, net (Note 10)                               2,435,000             2,445,000
                                                                            ------------          ------------
 TOTAL ASSETS                                                               $189,380,000          $135,996,000
                                                                            ============          ============
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------
LIABILITIES:
   Notes payable (Notes 2 and 11)                                           $ 95,172,000          $109,025,000
   Accounts payable and other liabilities                                      1,920,000             1,462,000
   Distributions payable                                                       1,801,000             1,642,000
   Tenant security deposits                                                    1,046,000             1,034,000
                                                                            ------------          ------------
     Total liabilities                                                        99,939,000           113,163,000

Commitments and Contingencies (Note 12)                                                                    ---

Minority interest in consolidated affiliate                                   (2,399,000)           (2,718,000)
Minority interest in Operating Partnership                                     2,916,000             3,103,000

STOCKHOLDERS' EQUITY (Notes 13 and 14):
   Preferred shares - $.01 par value, 10,000,000 shares
    authorized, liquidation preference of $25.00 per share
   .  Series A Preferred - 1,495,000 shares issued in 1997 and
      outstanding as of December 31, 1997                                         15,000                   ---
   .  Series B Preferred - 1,380,000 shares issued in 1997 and
      outstanding as of December 31, 1997                                         14,000                   ---
  Common shares - $.01 par value, 50,000,000 shares authorized,
    4,120,100 and 4,062,500 shares issued and outstanding as of
    December 31, 1997 and 1996, respectively                                      41,000                41,000
   Additional paid-in capital                                                 91,656,000            23,710,000
   Distributions in excess of net income                                      (2,802,000)           (1,303,000)
                                                                            ------------          ------------
     Total stockholders' equity                                               88,924,000            22,448,000
                                                                            ------------          ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $189,380,000          $135,996,000
                                                                            ============          ============

          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                       CONSOLIDATED STATEMENTS OF INCOME


                                                                           Year Ended December 31,
                                                                1997                 1996                 1995
                                                      --------------------------------------------------------------
REVENUES:
 Rental (Note 5)                                               $20,307,000          $15,796,000          $16,801,000
 Tenant reimbursements                                             707,000              728,000              732,000
 Parking                                                         1,439,000            1,251,000            1,388,000
 Interest, loan fees and other                                   4,322,000            6,712,000            1,835,000
 Other                                                             274,000              549,000              652,000
                                                               -----------          -----------          -----------
   Total revenues                                               27,049,000           25,036,000           21,408,000
                                                               -----------          -----------          -----------
EXPENSES:
 Property operations                                             6,280,000            5,696,000            5,199,000
 Earthquake cost reimbursements                                        ---                  ---             (133,000)
 Depreciation and amortization                                   3,570,000            2,773,000            3,433,000
 Interest                                                        9,088,000            9,322,000            6,986,000
 General and administrative                                      2,044,000            1,787,000            1,640,000
 Loss on disposition of real estate (Note 17)                          ---            4,874,000                  ---
                                                               -----------          -----------          -----------
   Total expenses                                               20,982,000           24,452,000           17,125,000
                                                               -----------          -----------          -----------
Income from operations before minority interests,
 equity in earnings of unconsolidated affiliates and             6,067,000              584,000            4,283,000
 extraordinary gains (losses)

Equity in earnings of unconsolidated affiliates                  1,195,000
Minority interest in consolidated affiliates                      (156,000)            (129,000)            (131,000)
Minority interest in Operating Partnership                        (545,000)             (65,000)            (418,000)
                                                               -----------          -----------          -----------
Income before extraordinary gains (losses)                       6,561,000              390,000            3,734,000
Extraordinary gains (losses) on retirement of debt
        (net of minority interest) (Note 17)                           ---            9,311,000             (393,000)
                                                               -----------          -----------          -----------
Net income                                                     $ 6,561,000          $ 9,701,000          $ 3,341,000
                                                               ===========          ===========          ===========
Per share data:
 Basic:
 Income before extraordinary gains (losses)                    $      0.91          $      0.10          $      0.91
 Extraordinary gains (losses)                                                              2.29                (0.09)
                                                               -----------          -----------          -----------
 Net income                                                    $      0.91          $      2.39          $      0.82
                                                               ===========          ===========          ===========
 Fully diluted:
 Income before extraordinary gains (losses)                    $      0.89          $      0.09          $      0.91
 Extraordinary gains (losses)                                          ---                 2.24                (0.09)
                                                               -----------          -----------          -----------
 Net income                                                    $      0.89          $      2.33          $      0.82
                                                               ===========          ===========          ===========

Weighted average outstanding shares:
      Basic                                                      4,049,000            4,063,000            4,091,000
      Fully diluted                                              4,129,000            4,172,000            4,098,000

          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                        Preferred Stock       Preferred Stock
                                           Series A              Series B             Common Stock
                                       Shares     Amount     Shares     Amount      Shares      Amount
                                   --------------------------------------------------------------------

BALANCE JANUARY 1, 1995                     ---       ---         ---       ---   4,159,000    $42,000
Adjustment to accumulated
  deficit
Repurchase of Common Stock                                                          (97,000)    (1,000)
Net income
Distributions declared
BALANCE DECEMBER 31, 1995                   ---       ---         ---       ---   4,062,000     41,000
Stock options exercised                                                                 500        ---
Net income
Distributions declared
BALANCE DECEMBER 31, 1996                   ---       ---         ---       ---   4,062,500     41,000
Repurchase of Common Stock                                                          (76,400)    (1,000)
Stock options exercised                                                             134,000      1,000
Series A Preferred Stock issued       1,495,000   $15,000
Series B Preferred Stock issued                             1,380,000   $14,000
Net Income
Distributions declared
                                   ---------------------------------------------------------------------
BALANCE DECEMBER 31, 1997             1,495,000   $15,000   1,380,000   $14,000   4,120,100    $41,000
                                   =====================================================================
                                    Additional   Distributions      Total
                                    paid - in     in excess of    stockholders'
                                     capital       net income       equity
                                   -------------------------------------------
BALANCE JANUARY 1, 1995            $25,023,000    ($3,753,000)     $21,312,000
Adjustment to accumulated
  deficit                             (504,000)                       (504,000)
Repurchase of Common Stock            (814,000)                       (815,000)
Net income                           3,341,000      3,341,000
Distributions declared              (5,067,000)    (5,067,000)
BALANCE DECEMBER 31, 1995           23,705,000     (5,479,000)      18,267,000
Stock options exercised                  5,000                           5,000
Net income                           9,701,000      9,701,000
Distributions declared              (5,525,000)    (5,525,000)
BALANCE DECEMBER 31, 1996           23,710,000     (1,303,000)      22,448,000
Repurchase of Common Stock          (1,277,000)                     (1,278,000)
Stock options exercised              1,288,000                       1,289,000
Series A Preferred Stock issued     35,383,000                      35,398,000
Series B Preferred Stock issued     32,552,000                      32,566,000
Net Income                           6,561,000      6,561,000
Distributions declared              (8,060,000)    (8,060,000)
                                  --------------------------------------------
BALANCE DECEMBER 31, 1997          $91,656,000    ($2,802,000)     $88,924,000
                                  ============================================

          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year Ended December 31,
                                                                                1997                1996                1995
                                                                       -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  6,561,000        $  9,701,000        $  3,341,000
Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary (gains) losses on retirement of debt                                  ---          (9,311,000)            393,000
   Loss on disposition of rental property                                              ---           4,874,000                 ---
   Depreciation and amortization                                                 3,570,000           2,773,000           3,433,000
   Amortization of deferred interest costs                                         252,000             503,000             614,000
   Minority interests                                                              701,000             193,000             548,000
   Unbilled rent receivable                                                       (400,000)             (5,000)           (117,000)
   Equity in earnings of unconsolidated affiliates                              (1,195,000)                ---                 ---
   Allowance for doubtful notes, bonds and  receivable                             339,000             877,000            (310,000)
   (Increase) decrease in:
     Prepaid expense and other assets                                               16,000            (153,000)             74,000
     Other receivables                                                             231,000            (891,000)            576,000
     Tenant rent and reimbursements receivable                                    (112,000)           (842,000)           (117,000)
     Accrued interest receivable and loan fees                                  (1,488,000)         (1,102,000)           (629,000)
   Increase (decrease) in:
     Accounts payable and other liabilities                                        558,000            (893,000)             12,000
     Tenant security deposits                                                       12,000               2,000              44,000
                                                                              ------------        ------------        ------------
Net cash provided by operating activities                                        9,045,000           5,726,000           7,862,000
                                                                              ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental properties                                                    (987,000)         (2,220,000)         (1,873,000)
Purchases of real estate assets                                                (26,440,000)        (21,550,000)           (800,000)
Construction in progress                                                          (300,000)                ---                 ---
Disposition (acquisition) of assets available for sale                           3,944,000            (307,000)                ---
Pre-acquisition costs, net                                                             ---           1,001,000          (1,204,000)
Investments in unconsolidated affiliates                                       (11,386,000)                ---                 ---
Return of investments in unconsolidated affiliates                               3,990,000                                     ---
Leasing commissions                                                               (174,000)           (149,000)           (157,000)
Investments in notes and bonds receivable                                      (19,822,000)        (14,755,000)        (33,003,000)
Principal payments received from notes and bonds receivable                      1,641,000          14,567,000                 ---
                                                                              ------------        ------------        ------------
Net cash used in investing activities                                          (49,534,000)        (23,413,000)        (37,037,000)
                                                                              ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                                          47,300,000          47,000,000          82,157,000
Repayment of notes payable                                                     (47,153,000)        (21,018,000)        (44,548,000)
Payment of deferred loan costs                                                     (41,000)         (1,398,000)         (1,776,000)
Increase in restricted cash                                                     (5,778,000)         (1,356,000)           (611,000)
Sale of preferred stock                                                         67,964,000                 ---                 ---
Sale (purchase) of common stock and partnership units                              237,000               5,000            (815,000)
Distributions                                                                   (8,696,000)         (5,950,000)         (5,732,000)
                                                                              ------------        ------------        ------------
Net cash provided by financing activities                                       53,833,000          17,283,000          28,675,000
                                                                              ------------        ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH   EQUIVALENTS
                                                                                13,344,000            (404,000)           (500,000)
BEGINNING CASH AND CASH EQUIVALENTS                                                265,000             669,000           1,169,000
                                                                              ------------        ------------        ------------
ENDING CASH AND CASH EQUIVALENTS                                              $ 13,609,000        $    265,000        $    669,000
                                                                              ============        ============        ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest                                        $  8,709,000        $  8,874,000        $  6,201,000
                                                                              ============        ============        ============

          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                                Year Ended December 31,
                                                                       1997               1996              1995
                                                               -------------------------------------------------------
NONCASH INVESTING ACTIVITIES:
       Property acquired in satisfaction of note receivable           $ 4,650,000
                                                                      ===========
      The Company exchanged  its interest Series A and B Bonds
       for the following noncash consideration (Note 18):
               Assignment of note payable                             $14,000,000
      Investment in affiliate, net of deferred gain                     2,653,000
                                                                      -----------
                                                                      $16,653,000
                                                                      ===========
      The Company acquired an interest in three Massachusetts
       nursing homes for the following noncash consideration
       (Note 18):
               Note Receivable                                        $14,000,000
      Investment in affiliate, net of deferred gain                     2,653,000
                                                                      -----------
                                                                      $16,653,000
                                                                      ===========
  Property acquired in exchange for partnership units (Note 18)                         $   549,000
                                                                                        ===========
NONCASH FINANCING ACTIVITIES:
Net cost of assets transferred to lien holder (Note 17):
  Land                                                                                  $ 2,047,000
  Buildings and improvements                                                             21,601,000
  Tenant improvements                                                                       477,000
     Accumulated depreciation                                                            (3,557,000)
                                                                                        -----------
       Total rental property                                                             20,568,000
  Unbilled rent receivable, net                                                           1,109,000
  Other receivables, net                                                                     91,000
  Tenant rent and reimbursements receivable, net                                            250,000
  Deferred charges and other assets                                                         267,000
  Accounts payable and other liabilities                                                    589,000
                                                                                        -----------
Net cost of assets transferred to lien holder                                            22,874,000
Nonrecourse debt extinguished                                                            28,500,000
                                                                                        -----------
Excess of nonrecourse debt over net cost of assets surrendered                          $ 5,626,000
                                                                                        ===========
Noncash gain from transfer of property to lien holder:
  Extraordinary gain on retirement of debt                                              $ 9,311,000
  Minority interest share of extraordinary gain                                           1,055,000
                                                                                        -----------
  Extraordinary gain on retirement of debt                                               10,366,000
  Extraordinary loss related to other refinancing transactions                              134,000
                                                                                        -----------
  Extraordinary gain on transfer of property to lien holder                              10,500,000
  Loss on disposition of rental property                                                 (4,874,000)
                                                                                        -----------
Noncash gain from transfer of property to lien holder                                   $ 5,626,000
                                                                                        ===========
Distributions declared not yet paid                                   $ 2,370,000       $ 1,463,000         $1,402,000
                                                                      ===========       ===========         ==========

          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

   G&L Realty Corp. (the "Company") was formed as a Maryland corporation to continue the ownership, management, acquisition and development activities previously conducted by G&L Development, a California general partnership, the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through, the following entities:


          G&L Realty Partnership, L.P., a Delaware limited partnership
            (the "Operating Partnership")
          G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the "Realty Financing Partnership")*
          G&L Medical Partnership, L.P., a Delaware limited partnership
            (the "Medical Partnership")*
          G&L Gardens, LLC, an Arizona limited liability company
             ("Maryland Gardens")
          435 North Roxbury Drive, Ltd., a California limited partnership
            (the "Roxbury Partnership")
          GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*
          G&L Hampden, LLC, a Delaware limited liability company ("Hampden")*

   * The Realty Financing Partnership, the Medical Partnership, Maryland Gardens, GL/PHP and Hampden are herein defined collectively as the "Financing Entities" and individually as the "Financing Entity".

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

   References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities and the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner).

   The Company also owns interests in various unconsolidated affiliates. Although the Company's investment represents a significant portion of the capital of such affiliates and the Company exercises significant influence over the activities of these entities, the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of
these affiliates in the consolidated financial statements of the Company.   The
Company has unconsolidated financial interests in the following entities:

   . GLN Capital Co., LLC ("GLN Capital"), a Delaware limited liability company formed in 1996. GLN Capital, an unconsolidated affiliate, is owned 49.9% by the Operating Partnership and 50.1% by an affiliate of Nomura Asset Capital Corp. ("Nomura"). The purpose of GLN Capital is to fund loans to the senior care industry.

   . Valley Convalescent, LLC ("Valley Convalescent") is a California limited liability company formed by the Company, through the Operating Partnership, and Continuum Health Incorporated, a Delaware corporation ("Continuum"), who each hold a 50% ownership interest. Continuum is the managing member of Valley Convalescent which was formed for the purpose of acquiring Valley Convalescent Center located in El Centro, California.

   . AV Medical Associates, LLC ("AV Medical") is a California limited liability company formed by the Company through the Operating Partnership, and M&Z Aliso Associates, LLC, a California limited liability company, who each hold a 50% ownership interest. The M&Z Aliso Associates, LLC is the managing member of AV Medical which was formed for the purpose of acquiring a vacant parcel of land in Aliso Viejo, California upon which AV Medical intends to build a 33,000 square foot, three story medical office building which has been preleased to an investment grade hospital owner/operator.

   . G&L/M&Z Aliso Partners ("Aliso Partners") is a California general partnership formed by the Company through the Operating Partnership, and M&Z Aliso Associates, LLC, a California limited liability company, who each hold a 50% ownership interest. Aliso Partners was formed for the purpose of acquiring a vacant parcel of land in Aliso Viejo, California upon which the partners intends to develop a 52,000 square foot retail building.

   GLN Capital, Valley Convalescent, AV Medical and Aliso Partners are herein defined collectively as the "Unconsolidated Affiliates" and individually as "Unconsolidated Affiliate".

   Prior to August 1995, the Company, through its wholly owned subsidiary, G&L Financing, Inc., a Delaware corporation, was the sole general partner and 1% owner of G&L Financing Partnership, L.P. (the "Financing Partnership"), a Delaware limited partnership. The Operating Partnership was the sole limited partner and 99% owner of the Financing Partnership which owned six medical office buildings. These six buildings were security for a $42.5 million credit line which was paid off on August 17, 1995. Thereafter, the Financing Partnership was liquidated and the assets were transferred to its partners.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business-- The Company is a growth-oriented health care Real Estate Investment Trust ("REIT") with two major areas of operation: (a) the Medical Office Building Division, which owns, develops and manages high-quality, strategically located properties, and (b) the Senior Care Division, which provides loan funds to facilitate the sale of skilled nursing and assisted living facilities to various entities throughout the United States.

   Basis of presentation-- The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, the Realty Financing Partnership, the Medical Partnership, the Roxbury Partnership and, prior to its liquidation, the Financing Partnership. The interests in the Operating Partnership and Roxbury Partnership not owned by the Company have been reflected in minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to the current year's presentation.

   Properties-- The Operating Partnership, the Realty Financing Partnership, the Medical Partnership and the Roxbury Partnership own a 100% fee simple interest in all of the properties.

   Income taxes-- The Company qualified and elected to be taxed as a REIT for Federal income tax purposes. Such qualification and taxation as a REIT depends upon the Company's ability to meet, on a continuing basis, various REIT qualification requirements. As a REIT, the Company is eligible for a deduction for dividends paid to shareholders. For the years ended December 31, 1997, 1996 and 1995, the Company paid dividends to its stockholders in excess of its earnings and profits (See Note 13). Therefore, no provisions for Federal income taxes are included in the accompanying financial statements.

   Real estate and depreciation-- Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:


Buildings and improvements................ 40 years
Tenant improvements....................... Life of lease
Furniture, fixtures and equipment......... 5 years

   Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all costs directly related to acquisitions are capitalized.

   Revenue recognition-- Base rental income is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Certain leases include rent concessions and escalation clauses creating an effective rent which is included in unbilled rent receivable (Note 5).

   Cash and cash equivalents-- All demand and money market accounts and short-term investments in governmental funds with a maturity of three months or less are considered to be cash and cash equivalents. Cash equivalents are carried at cost which approximates fair value due to the short period of time to maturity. The Company invests its excess cash balances in commercial paper and auction notes issued by companies with investment grade ratings. Throughout the year, the Company also maintained cash balances at banks in excess of federally insured limits.

   Restricted Cash-- Pursuant to various loan agreements, the Company is required to fund segregated interest bearing accounts to be used for debt service payments, tenant security deposits, property taxes, insurance premiums and property improvements.

   Deferred charges and other assets-- Deferred charges and other assets consist of leasing commissions, deferred loan fees, financing costs, construction-in-
progress, investments, deposits and prepaid expenses.   Leasing commissions are
amortized on a straight-line basis over the lives of the leases which range typically from five to ten years. Deferred loan fees are amortized over the terms of the respective agreements. Expenses incurred to obtain financing are capitalized and amortized over the term of the related loan as a yield adjustment. Interest rate protection agreement fees are capitalized and amortized over the term of the agreements.

   Minority interest in consolidated affiliates-- The Operating Partnership, as sole general partner, has a 61.75% ownership interest in the Roxbury Partnership which owns the property located at 435 North Roxbury Drive. The minority interest is a debit balance that resulted from depreciation allocations and cash distributed to partners in excess of their original investment and subsequent accumulated earnings. It is management's opinion that the deficit is adequately secured by the unrecognized appreciated value of the Roxbury property and will be recovered through an accumulation of undistributed earnings or sale of the property.

   Use of estimates-- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Long-lived assets-- The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to a value equal to the net present value of the expected future cash flows and an impairment loss will be recognized. Management believes that the expected future cash flows of its long-lived assets exceeded the related book values as of December 31, 1997 and 1996.

   Per share data-- Earnings per share are computed based upon the weighted average number of shares of the Company's Common Stock, $.01 par value (the "Common Stock")outstanding during the period. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options granted under the Company's stock incentive plan. Computation of the number of shares is included in Note 14.

   Financial instruments--The estimated fair value of the Company's financial instruments is determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. Cash, cash equivalents, tenant rent and other accounts receivable, accounts payable and other liabilities are carried at book value as the amount of these instruments approximates fair value due to their short-term maturities. The carrying amount of the Company's notes payable approximate fair value because the interest rates are comparable to rates currently being offered to the Company. The estimated fair values of the company's mortgage loans and bonds receivable, are based upon market values of loans and bonds receivable with similar characteristics adjusted for risk inherent in the underlying transactions. Management estimates that the fair value of the Company's mortgage loans and bonds receivable approximate their amortized cost basis, after adjustment for the allowance for amounts deemed to be uncollectible. There are no realized or unrealized gains or losses included in the accompanying financial statements.


3.   BUILDINGS AND IMPROVEMENTS

   Buildings and improvements consist of the following:


                                                                     December 31,
                                                               1997               1996
                                                          ---------------------------------
              Buildings and improvements                    $118,799,000       $ 81,677,000
              Tenant improvements                              4,946,000          4,708,000
              Furniture, fixtures and equipment                1,628,000            359,000
                                                            ------------       ------------
                                                             125,373,000         86,744,000
              Less accumulated depreciation
              and amortization                               (14,061,000)       (10,609,000)
                                                            ------------       ------------
              Total                                         $111,312,000       $ 76,135,000
                                                            ============       ============


4.  TENANT RENT AND REIMBURSEMENTS RECEIVABLE

   Tenant rent and reimbursements receivable are net of an allowance for uncollectible amounts of $88,000 and $261,000 as of December 31, 1997 and 1996, respectively. The activity in the allowance for uncollectible tenant accounts for the three years ending December 31, 1997, was as follows::


                                                                        Year ended December 31,
                                                               1997              1996               1995
                                                          ---------------------------------------------------
              Balance, beginning of year                       $ 261,000         $   8,000          $ 108,000
              Additions                                          150,000           499,000            110,000
              Charge-offs                                       (323,000)         (246,000)          (210,000)
                                                               ---------         ---------          ---------
              Balance, end of year                             $  88,000         $ 261,000          $   8,000
                                                               =========         =========          =========

5.  UNBILLED RENT

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

   Generally accepted accounting principles requires that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as "straight-line rents" creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed (this occurs primarily at the inception of the lease period). As the lease approaches its expiration date, billed rent will eventually exceed the amount of straight line rent causing the unbilled rent receivable to decline. The straight-line rent calculation assumes no new or re-negotiated rents or extension periods during the life of the lease and excludes operating cost reimbursements. The following table summarizes future rents due under existing leases and the corresponding straight-line rent calculation:

                                                         Future              Unbilled
              Year Ending        Straight-line          Minimum                Rent
              December 31,          Rent                  Rent               Receivable
         -----------------------------------------------------------------------------------------------
            1998                $ 18,398,000         $ 18,505,000           $ (107,000)
            1999                  16,313,000           16,303,000                9,000
            2000                  15,119,000           14,963,000              156,000
            2001                  13,453,000           13,205,000              248,000
            2002                  11,264,000           11,011,000              253,000
            Thereafter........    75,306,000           73,574,000            1,732,000
                                ------------         ------------           ----------
         Total................  $149,852,000         $147,561,000           $2,291,000
                                ============         ============           ==========

   The activity in the allowance for unbilled rent, recorded as a reduction of rental revenue for the three years ending December 31, 1997, consisted of the following:

                                                                       Year ended December 31,
                                                               1997             1996              1995
                                                       ----------------------------------------------------
              Balance, beginning of the year                    $414,000        $ 967,000        $1,177,000
              Additions                                           62,000              ---             -----
              Charge-offs                                            ---         (553,000)         (210,000)
                                                                --------        ---------        ----------
              Balance, end of the year                          $476,000        $ 414,000        $  967,000
                                                                ========        =========        ==========

6.  OTHER RECEIVABLES

   Other receivables consist of all outstanding balances due to the Company other than amounts due from current tenants and are net of the allowance for uncollectible amounts of $248,000 as of December 31, 1997 and 1996. The activity in the allowance for uncollectible accounts for the three years ending December 31, 1997, is as follows:

                                                                      Year ended December 31,
                                                               1997             1996             1995
                                                       ---------------------------------------------------
              Balance, beginning of year                        $248,000         $    ---   $         ----
              Additions                                              ---          248,000             ----
              Charge-offs                                            ---              ---             ----
                                                                --------         --------   --------------
              Balance, end of year                              $248,000         $248,000   $         ----
                                                                ========         ========   ==============

7. MORTGAGE LOANS AND BONDS RECEIVABLE

   Mortgage loans and bonds receivable consist of the following:

                                                                                       December 31,
                                                                                 1997                 1996
                                                                       -----------------------------------------------
Note due June 30, 1997, collateralized by deed of trust, interest payable monthly at 12% per annum, (This note is currently in
  default and accrues interest at 15% per annum, the default rate)......           $ 6,825,000          $ 6,175,000
Secured Note due April 1, 2008, interest payable semiannually at 10%
  per annum..............................................................              150,000              150,000
Unsecured promissory note receivable due October 1, 2004, interest accrues monthly at 10.0% per annum.  Payments are due monthly based on
  5.0% per annum of the outstanding balance..................                          800,000                  ---
Unsecured promissory note receivable due May 31, 1999 interest payable
  quarterly at 9.0% per annum ....................................                     300,000                  ---
Unsecured promissory note receivable due January 23, 1998, no payments are required until maturity.  Interest accrues monthly at 14% per
  annum.(Maturity extended to April 30, 1998)...........................                47,000                  ---
Unsecured subordinated notes receivable due February 1, 2006, interest
  payable semiannually at 12.0% per annum................................                7,000                  ---
Unsecured promissory note receivable due December 31, 1997, interest payable annually at 5.25% per annum.  Unpaid principal accrues interest at 8.0% annually after maturity date (paid in full, in January,
  1998)..................................................................              500,000                  ---
Unsecured credit line receivable due May 31, 1998, interest payable annually at 12.0% per annum. Unpaid principal accrues interest at
  12.0% annually after maturity date......................................             300,000                  ---
Secured promissory note due February 1, 1998, interest payable monthly at 30-day LIBOR plus 6.5%  per annum.  Maturity date may be extended for consecutive one month periods after payment of a $9,672 extension
  fee. (The note is currently under extension)............................           1,934,000                  ---
Secured promissory note due April 1, 1998, interest payable monthly at
  30-day LIBOR plus 6.5%  per annum.  Maturity date may be extended for
  consecutive one month periods after payment of a $4,350 extension fee.........       870,000                  ---
Secured promissory note due April 1, 1998, interest payable monthly at
  30-day LIBOR plus 6.5%  per annum.  Maturity date may be extended for
  consecutive one month periods after payment of a $576 extension fee...........       115,000                  ---
Secured promissory note due October 15, 1998, no payments are required until maturity.  Interest accrues monthly at 18% per
  annum...................................................................             270,000                  ---
Secured promissory note due December 31, 1999, no payments are required until maturity.  Interest accrues monthly at 10% per
  annum...................................................................             540,000                  ---
Unsecured promissory notes receivable due July 7, 1997, interest payable monthly  at the greater of 11.0% per annum or 30-day LIBOR plus 5.25%.  Commencing July 7, 1997, borrower may at its option, pay a fee equal to 1% of the outstanding balance of the loan to extend the
  loan for additional 3-month periods.....................................             250,000                  ---
Note due July 31, 1997, collateralized by deed of trust, interest accrues monthly at 12% per annum.  Interest payable in monthly installments of $40,800 (Satisfied through a deed-in-lieu of
  forclosure in 1997)......................................................               ---           $ 4,466,000
Note due May 31, 1997, construction loan, collateralized by deed of trust and pledged stock, interest accrues monthly at 10% per annum
  Loan commitment for $1,225,000.........................................                 ---             1,185,000

Note due September 9, 1997, collateralized by deed of trust, interest
  payable monthly at 12% per annum.....................................                 ---            1,285,000
Unrated Series B Industrial Revenue Bonds due October 1, 2019,
collateralized by deed of trust, interest payable semiannually on
April 1 and October 1 at the rate of 9.5% per annum....................                 ---            5,000,000
                                                                                -----------          -----------
Face value of mortgage loans and bonds receivable                                12,908,000           18,261,000

Accrued interest                                                                  1,815,000            2,784,000
Reimbursable loan fees and costs advanced                                           200,000              101,000
Loan impound deposits                                                                   ---              327,000
Discount on Series A and B bonds                                                        ---           (6,740,000)
Allowance for uncollectible amounts                                                (825,000)            (375,000)
                                                                                -----------          -----------
Total mortgage loans and bonds interest receivable                              $14,098,000          $14,358,000
                                                                                ===========          ===========

   Aggregate future principal pay-downs as of December 31, 1997 are as follows:

Year Ending
December 31
-----------
 1998.....................................................           $11,111,000
 1999.....................................................               840,000
 2000.....................................................                  ----
 2001.....................................................                  ----
 2002.....................................................                   ---
 After 2002...............................................               957,000
                                                                     -----------
     Total................................................           $12,908,000
                                                                     ===========

   The activity in the allowance for uncollectible notes receivable for the three years ending December 31, 1997, is as follows:

                                                                      Year ended December 31,
                                                               1997             1996             1995
                                                       ---------------------------------------------------
              Balance, beginning of year                        $375,000     $    ---         $    ----
              Additions                                          450,000      375,000              ----
              Charge-offs                                            ---          ---              ----
                                                                --------     --------         ---------
              Balance, end of year                              $825,000     $375,000         $    ----
                                                                ========     ========         =========

8.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

   The Company has investments in various limited liability companies and a general partnership. Although the Company's investment represents a significant portion of the capital of such affiliates and the Company exercises significant influence over the activities of these entities, the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of these affiliates in the consolidated financial
statements of the Company.   The Company has unconsolidated financial interests
in the following entities:

   . GLN Capital was formed in 1996 with Nomura Asset Capital Corporation to provide short-term financing and participating loans secured by health care properties throughout the United States. The Company commenced operations in January 1997. The Company holds a 49.9% interest in GLN Capital.

   . Valley Convalescent was formed in August 1997 with Continuum to acquire a fee interest in Valley Convalescent Center, a 123-bed skilled nursing facility located in El Centro, California. The Company and Continuum, who is the managing member, each hold a 50% ownership interest. Valley Convalescent acquired the facility in December, 1997.
   . AV Medical was formed in September, 1997 together with M&Z Aliso Associates, LLC for the purpose of acquiring a vacant parcel of land in Aliso Viejo, California upon which AV Medical intends to build a 33,000 square foot, three story medical office building. The development land was acquired on October 24, 1997. M&Z Aliso Associates, LLC is the managing member of AV Medical.
   . Aliso Partners is a general partnership which was The property was acquired on December 31, formed in December, 1977 with M&Z Aliso Associates, 1997. LLC for the purpose of acquiring a vacant parcel of land in Aliso Viejo, California upon which the partners intend to develop a 52,000 square foot retail building. The partners each hold a 50% ownership interest.

   The following table provides a summary of the Company's investment in each of these entities as of December 31, 1997.

                                                                Valley                         Aliso
                                              GLN Capital    Convalescent    AV Medical      Partners
                                          -------------------------------------------------------------
      Allocated earnings                      $ 1,277,000      $   11,000   $        ---      $     ---
      Elimination of inter-company
      transactions                                (93,000)            ---            ---            ---
                                              -----------      ----------     ----------      ---------
      Equity in earnings of affiliates          1,184,000          11,000            ---            ---
      Cash contributions, net.                  6,030,000         300,000        600,000        550,000
      Inter-company elimination adjustment         93,000             ---            ---            ---
      Return of capital and cash
      distributions                            (4,577,000)            ---            ---            ---
                                              -----------      ----------     ----------      ---------
      Equity, net of inter-company
      transactions                              2,730,000         311,000        600,000        550,000
      Intercompany receivable (payable),
      net                                          64,000       2,622,000      1,999,000       (285,000)
                                              -----------      ----------     ----------      ---------
      Investment in unconsolidated
      affiliates                              $ 2,794,000      $2,933,000     $2,599,000      $ 265,000
                                              ===========      ==========     ==========      =========

   Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of December 31, 1997.


                                                               Valley                           Aliso
                                             GLN Capital    Convalescent     AV Medical       Partners
                                         ---------------------------------------------------------------
      Financial Position:
      -------------------
      Land                                                   $   382,000     $ 1,738,000     $ 3,107,000
      Buildings                                                2,721,000
      Notes and bonds receivable, net        $ 8,900,000
      Other Assets                             1,081,000         402,000       1,080,000       1,229,000
      Notes payable                           (4,134,000)     (2,799,000)     (1,989,000)     (3,236,000)
      Other liabilities                         (483,000)        (41,000)        (29,000)
                                             -----------     -----------     -----------     -----------
      Net assets                             $ 5,364,000     $   665,000     $   800,000     $ 1,100,000
                                             ===========     ===========     ===========     ===========
      Partner's equity:
      -----------------
      G&L Realty Partnership, L.P.           $ 2,730,000     $   311,000     $   600,000     $   550,000
      Others                                   2,634,000         354,000         200,000         550,000
                                             -----------     -----------     -----------     -----------
      Total Equity                           $ 5,364,000     $   666,000     $   800,000     $ 1,100,000
                                             ===========     ===========     ===========     ===========

                                                               Valley                         Aliso
                                             GLN Capital    Convalescent     AV Medical      Partners
                                         --------------------------------------------------------------
      Operations:
      -----------
         Revenues                            $ 4,179,000       $ 142,000    $     ---      $     ---
         Expenses                             (1,872,000)       (120,000)
                                             -----------       ---------    ---------      ---------
      Net income                             $ 2,307,000       $  22,000    $     ---      $     ---
                                             ===========       =========    =========      =========
      Allocation of net income:
      -------------------------
         G&L Realty Partnership, L.P.        $ 1,277,000       $  11,000    $     ---      $     ---
         Others                                1,030,000          11,000
                                             -----------       ---------    ---------      ---------
                                             $ 2,307,000       $  22,000    $     ---      $     ---
                                             ===========       =========    =========      =========

9. ASSETS AVAILABLE FOR SALE

   Assets available for sale as of December 31, 1996 consist of the following:

         Unrated Series A Industrial Revenue Bonds due October 1, 2017
           collateralized by deed of trust, interest payable semiannually at
           9.75% per annum (including accrued interest of $503,466)............      $20,191,000
         Land................................................................            280,000
         Unsecured subordinated notes receivable due February 1, 2006, interest payable semiannually at 12.0% per annum (including accrued
           interest of $2,050).................................................           27,000
         Miscellaneous supplies and equipment.................................            25,000
                                                                                     -----------
         Total assets available for sale.....................................        $20,523,000
                                                                                     ===========

10.      DEFERRED CHARGES AND OTHER ASSETS

   Deferred charges and other assets consist of the following:


                                                                    December 31,
                                                               1997              1996
                                                       -----------------------------------
              Deferred financing costs                        $1,669,000        $2,061,000
              Construction-in-progress                           300,000               ---
              Leasing commissions                                581,000           462,000
              Prepaid expense and other assets                   273,000           289,000
                                                              ----------        ----------
                                                               2,823,000         2,812,000
              Less accumulated amortization                     (388,000)         (367,000)
                                                              ----------        ----------
              Total                                           $2,435,000        $2,445,000
                                                              ==========        ==========

11. NOTES PAYABLE

     Notes payable consist of the following:

                                                                                             December 31,
                                                                                        1997               1996
                                                                               --------------------------------------
$9,000,000 Note due May 31, 1999, collateralized by deed of trust, interest payable monthly at 30-day LIBOR plus 1.50% per annum, note requires monthly principle payments of $35,000 plus semiannual payments equal to
 excess cash flow, as defined in the loan extension agreement..................        $ 7,650,000       $  8,070,000
$14,000,000 Note due June 6, 1997, collateralized by a security interest in $20,970,000 face value of unrated bonds, interest payable monthly
 at the Prime rate of interest plus 1.5% per annum  Repaid in 1997.............                ---         14,000,000
$20,000,000 Credit line due August 17, 1998, collateralized by deeds of trust,
 $20 million available, interest payable monthly at 30 day LIBOR plus
 1.75% per annum. Repaid in 1997.                                                              ---         15,400,000
$4,125,000 Note due June 17, 1997, collateralized by note receivable and deed of trust, interest payable monthly at the Citibank Prime rate
 of interest.  Repaid in1997...................................................                ---          4,125,000
$3,000,000 Note due May 31, 1997, collateralized by note receivable and deed of trust, interest payable monthly at the Citibank Prime rate of
 interest.  Repaid in 1997.....................................................                 ---         3,000,000
$35,000,000 Note due August 11, 2006, collateralized by deed of trust, monthly
 payments of $282,000 of principal and interest, interest at 8.515% per annum..         34,516,000         34,915,000
$30,000,000 Note due August 11, 2005, collateralized by deed of trust, monthly payments of $229,000 of principal and interest, interest at
 7.89% per annum...............................................................         29,109,000         29,515,000
$16,000,000 Note due March 11, 2014, collateralized by deed of trust, monthly payments of $155,000 of principal and interest, interest at
 8.98% per annum...............................................................         15,897,000                ---
$14,000,000 Note due November 11, 2009, collateralized by deed of trust with interest only payable monthly at the rate of 8.62% per annum.  The Company has the option to draw an additional $8.0 million, up to a maximum loan amount of $14.0 million during the first two years of the note.  The interest rate on the additional loan draws will bear interest at the ten-year treasury
 rate plus 2.5%.   After the initial two year period, the loan terms will be
 amended to require principal and interest payments based upon a 27-year amortization period.  The interest rate will be a weighted average based upon the rate set at the time of each of the loan draws.  Currently,
 interest is payable at a rate of $44,000 per month............................          6,000,000                ---
$2,000,000 unsecured note due July 31, 2007, quarterly payments of $43,000
 interest only (based upon an interest rate of 8.5% per annum).................          2,000,000                ---
                                                                                       -----------       ------------
Total..........................................................................        $95,172,000       $109,025,000
                                                                                       ===========       ============

   As of December 31, 1997, 30-day LIBOR was 5.82%.

   Aggregate future principal payments as of December 31, 1997 are as follows:


Year Ending December 31
-----------------------
1998........................................................         $ 1,702,000
1999........................................................           8,640,000
2000........................................................           1,522,000
2001........................................................           1,677,000
2002........................................................           1,826,000
Thereafter..................................................          79,805,000
                                                                     -----------
 Total......................................................         $95,172,000
                                                                     ===========

   As of December 31, 1997, the Company had a $300,000 letter of credit outstanding in favor of a secured lender. The letter of credit is held as additional collateral for tenant security deposits outstanding in the event of a default on the secured loan.


12. COMMITMENTS AND CONTINGENCIES

   Neither the Company, the Operating Partnership, the Financing Entities, the Subsidiaries, the Roxbury Partnership, the Unconsolidated Affiliates nor any of the assets within their portfolios of medical office buildings, parking facilities, and retail space (the "Properties") is currently a party to any material litigation.


13. STOCKHOLDERS' EQUITY

  In May 1997, the Company issued 1,495,000 shares of the 10.25% Series A
Preferred Stock, from which it received net proceeds of $35.4 million.   In
November 1997, the Company issued 1,380,000 shares of 9.8% Series B Preferred
Stock and received net proceeds of $32.6 million.   The Company's preferred
stock has no stated maturity, is not subject to any sinking fund requirements and is not convertible into or exchangeable for any property or other securities of the Company. The Company, at its sole discretion, may call the Series A and Series B Preferred Stock at any time after June 1, 2001 and January 1, 2002, respectively. All classes of the Company's preferred stock have a par value of $0.01 and rank senior to the Company's common stock with respect to payment of dividends and upon liquidation. All classes of Preferred Stock are on a parity with all other classes of the Company's Preferred Stock for payment of dividends and liquidation purposes. In the event of liquidation, or if the Company elects to call the Preferred Stock, holders of the Company's Preferred Stock are entitled to receive $25.00 per share plus any accrued and unpaid dividends, whether or not such dividends have been declared by the Company's Board of Directors. Holders of the Company's Series A Preferred Stock are entitled to receive monthly dividends at an annual rate of $2.56 per share. Series B Preferred Stockholders are entitled to receive monthly dividends at an annual rate of $2.45 per share.

   Distributions in excess of net income-- As described in Note 2, the Company has elected to be treated as a REIT for Federal income tax purposes. As such, the Company is required to distribute at least 95% of its annual taxable income. In reporting periods for which distributions exceed net income, stockholders' equity will be reduced by the excess of distributions over net income. Conversely, net income in excess of distributions increases stockholders' equity.

   The following table reconciles distributions in excess of net income for the years ended December 31, 1997 and 1996:

                                                                Year ended December 31,
                                                                1997              1996
                                                        -----------------------------------
               Distributions in excess of net income
               at beginning of year                           ($1,303,000)     ($ 5,479,000)
               Net income during the year                       6,561,000         9,701,000
               Distributions declared                          (8,060,000)       (5,525,000)
                                                              -----------      ------------
               Distributions in excess of net income
               at end of year                                 ($2,802,000)     ($ 1,303,000)
                                                              ===========       ===========

   For years ended December 31, 1997 and 1996, cash distributed in the form of dividends to holders of the Company's Common Stock exceeded the Company's taxable income and is therefore considered to be a return of capital. In 1997, 30.83% of the dividend was taxable as ordinary income, 21.66% was capital gains, taxable at a maximum 28% federal tax rate, and the remaining 47.51% represented
a return of capital.   For 1996, 57.75% of the Company's dividend was taxable as
ordinary income and 42.25% was considered a return of capital to Common shareholders. Dividends paid to holders of the Company's Preferred Stock are fully taxable as ordinary income.

   The Company declared a quarterly distribution for the first quarter of 1998 in the amount of $0.39 per Common share to be paid on April 15, 1998 to holders of the Company's Common Stock on March 31, 1998. This quarterly dividend is equal to an annualized distribution of $1.56 per share.

14.  STOCK INCENTIVE PLAN

   As of December 31, 1997, the Company had a stock incentive plan under which an aggregate of 505,500 shares of the Company's Common Stock are reserved for issuance. Options are granted at per share amounts not less than fair market value at the date of grant and expire ten years thereafter. Granted options vest in even increments over a two or three year period beginning one year from the grant date. The Company does not charge the estimated compensation cost of options granted against income. Compensation cost is estimated to be the fair value of all options granted based on the Binary option-pricing model. Based upon the closing stock price at the end of the year, the costs associated with options granted in each of the years ending December 31, 1997, 1996, and 1995 are $133,000, $320,000, and $359,000, respectively. If the compensation costs had been charged against income at the time of vesting, adjusted for shares exercised and cancelled during the period, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           Year Ended December 31,
                                                    1997             1996             1995
                                            ---------------------------------------------------
                                                   (in thousands, except per share amounts)
         Net Income:
           As reported                                 $6,561           $9,701           $3,341
           Pro forma                                   $6,418           $9,577           $3,289

         Earnings per share:
           As reported:
             Basic                                     $ 0.91           $ 2.39           $ 0.82
             Fully diluted                             $ 0.89           $ 2.33           $ 0.82
           Pro forma:
             Basic                                     $ 0.87           $ 2.36           $ 0.80
             Fully diluted                             $ 0.86           $ 2.30           $ 0.80

   In December 1995, the Company canceled outstanding options for 218,800 shares of Common Stock which were originally issued at the time of the Company's initial public offering at an average exercise price of $18.25 per share. Concurrently, the Company issued new unvested options for the same aggregate amount with exercise prices of $9.625 per share, the market price on the date the new options were granted.

   A summary of the status of the Company's stock incentive plan as of December 31, 1997, 1996, 1995, and changes during the years ending on those dates is presented in the following table. The average price presented below represents the weighted average exercise price based upon the market value at the grant date.


                                          1997                      1996                       1995
                               ---------------------------   --------------------      -----------------------
                                             Average                   Average                    Average
                                 Shares       Price        Shares       Price        Shares        Price
                               -------------------------------------------------------------------------------
   Outstanding,
      beginning of year         367,000      $11.95        257,000     $10.10        238,000      $18.20
     Granted                     59,500       18.75        143,000      15.00        242,000        9.65
     Exercised                 (134,000)       9.65         (1,000)      9.15            ---         ---
     Forfeited or canceled      (49,000)      15.00        (32,000)     10.70       (223,000)     $18.25
                               --------      ------        -------     ------       --------      ------
   Outstanding,
      end of year               243,000      $14.25        367,000     $11.95        257,000      $10.10
                               ========      ======        =======     ======        =======      ======

   Options exercisable
      at year-end               102,000      $12.45         89,000     $10.80         21,000      $15.50
   Weighted-average fair
    value of options
    granted during the year       $2.25                      $2.50                 $    1.30

   The following table summarizes information relating to the Company's stock incentive plan as of December 31, 1997:

                                            Options Outstanding
                               ------------------------------------------
                                                              Average
                                                          Remaining life        Number Exercisable
       Exercise Price                  Number               (in months)
---------------------------------------------------------------------------------------------------
          $ 9.15                        2,000                    89                    2,000
            9.65                       72,000                    96                   48,000
           10.00                        2,000                    90                    2,000
           10.40                        3,000                    95                    3,000
           13.65                       37,000                   100                   14,000
           13.75                       20,000                   102                    7,000
           15.65                        1,000                   105                      ---
           15.75                       21,000                   113                      ---
           16.75                        8,000                   117                    2,000
           17.00                       35,000                   108                   12,000
           17.65                       12,000                    72                   12,000
           20.15                       30,000                   120                      ---
                                     --------                                       --------
                                     $243,000                                       $102,000
                                     ========                                       ========

   Fair value of the plan- As of December 31, 1997 the Company estimated the fair value of all options granted to be $717,618, calculated based on the following assumptions:

        Weighted average grant price of stock...........  $ 14.28
        Risk-free interest rate.........................     5.77%
        Expected life of the option.....................  3 years
        Expected volatility of stock....................    21.00%
        Expected dividends..............................  $  1.56

   The Company assumes that the equivalent risk-free interest rate is the closing market rate, on the last trading day of the year, for ten-year treasury bills.

   The Company's stock incentive plan was introduced in conjunction with its initial public offering on December 16, 1993. Based upon the number of options exercised and cancelled since the inception of the plan, the Company assumes the estimated life of the outstanding option agreements, to be three years.

   The Company uses the treasury stock method for purposes of determining the number of shares to be issued to in conjunction with the Company's stock incentive plan. At a weighted-average exercise price of $14.28 and a market price of $21.20 per share as of December 31, 1997, the number of shares to be issued is 102,000.


15.  CONCENTRATION OF CREDIT RISK

   The Company is subject to the all risks associated with leasing property, including but not limited to, the risk that upon the expiration of leases for space located in the Company's properties, the leases may not be renewed, the space may not be relet or the terms of renewal or releasing (including any cost of required renovations or concessions to tenants) may be less favorable than current lease terms. If the Company is unable to promptly relet or renew leases for a significant portion of its space or if the rental rates upon renewal or reletting are significantly lower than expected, the Company's earnings and the ability to make distributions to stockholders may be adversely affected. Most of the tenants in the Company's healthcare properties provide specialized health care services. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industry in which the tenants operate.

   Many of the Company's medical office properties are in close proximity to one or more local hospitals. Relocation or closure of a local hospital could make the Company's nearby properties (particularly those outside of the Beverly Hills area) less desirable to doctors and healthcare providers affiliated with the hospital and affect the Company's ability to collect rent due under existing leases, renew leases and attract new business.

   A substantial portion of the Company's assets are invested in debt instruments secured by long-term senior care or skilled nursing facilities. The ability of the facility owners to pay their obligations as they come due, as well as their ability to obtain other permanent financing through the sale of bonds or other forms of long-term financing is dependent upon their ability to attract patients who are able to pay for the services they require. These facilities have complex licensing requirements as do the professionals they employ. The majority of the services rendered are paid by various federal, state and local agencies. Each of these facilities function in a complex environment of changing government regulations which have a significant impact on economic viability.

   The Company leases the six New Jersey primary care facilities to one tenant, PHP Healthcare Corporation, a NYSE listed company ("PHP"). The annualized rent paid to the Company by PHP is approximately $2.7 million or 13.3% of the $20.3 million in rental revenues recognized by the Company in 1997. The Company believes that the current management of PHP is experienced and that PHP will be able to pay its obligations under the lease as they become due. Not withstanding management's belief, however, the financial position of the Company, and its ability to make expected distributions to shareholders, may be adversely affected by financial difficulties experienced by PHP.

   In conjunction with the Company's acquisition of the three nursing home properties in Massachusetts on October 28, 1997, the Company entered into a 15-year net operating lease with Iatros Health Network, Inc. ("Iatros"). Although Iatros is the current operator of these Massachusetts nursing homes, the licenses necessary to operate the facilities are currently held by Hampden Nursing Homes, Inc., ("Hampden") the former owner. Iatros has applied for state authorization to operate the facilities without the participation of Hampden. Although this transfer is anticipated to be handled in the ordinary course of business, the parties anticipate that the licenses will be transferred within the next 60 days. Until such time as the licenses are transferred to Iatros, the Company has leased the facilities to Hampden. The lease between the Company and Hampden requires monthly payments of $225,000 net of property taxes, insurance and costs to maintain the facilities and will expire upon transfer of the lease to Iatros. The lease between the Company and Iatros requires annual net rental payments of $2.7 million to be paid in arrears in twelve equal monthly installments. Rents from the three Massachusetts nursing homes represent approximately 13.3% of the $20.3 million in rental revenues recognized by the Company in 1997. The Company believes that Iatros will receive approval for the transfer of the operating licenses from Hampden in a timely manner. Not withstanding management's belief, however, there can be no assurances that the license will be transferred to Iatros, or if it is, that the license will be transferred within the expected 60-day time period. The Company's management also believes that the current management of Iatros is experienced and that Hampden and Iatros will be able to pay the lease obligations under the lease as they become due; however, the financial position of the Company, and its ability to make expected distributions to shareholders, may be adversely affected in the event that either Hampden or Iatros experience financial difficulties.

16.  SEGMENT INFORMATION

   The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare property consists of acquisitions, made either directly or indirectly through joint ventures, in medical office buildings or Senior Care Facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions either directly or through GLN Capital, an unconsolidated operating venture with Nomura Asset Capital Corporation. The following table reconciles the Company's income and expense activity for the year ending December 31, 1997 and balance sheet data as of December 31, 1997.

             1997 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION

                                              Property         Debt
                                            Investments    Obligations        Other           Total
                                         --------------------------------------------------------------
                                                              (Amounts in thousands)
  Revenue:
     Rents, tenant reimbursements and            $22,453                                        $22,453
       parking...........................
     Interest, loan fees and related                 161         $3,999       $    162            4,322
       revenues..........................
     Other...............................            240                            34              274
                                                 -------         ------       --------          -------
       Total revenues....................         22,854          3,999            196           27,049
                                                 -------         ------       --------          -------
  Expenses:
     Property operations.................          6,043            237                           6,280
     Depreciation and amortization.......          3,511                            59            3,570
     Interest............................                                        9,088            9,088
     General and administrative..........                                        2,044            2,044
                                                 -------         ------       --------          -------
       Total expenses....................          9,554            237         11,191           20,982
                                                 -------         ------       --------          -------
  Income from operations before
    minority interests...................        $13,300         $3,762       ($10,995)          $6,067
                                                 =======         ======       ========          =======

             1997 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION

                                              Property         Debt
                                            Investments    Obligations       Other          Total
                                         ------------------------------------------------------------
                                                             (Amounts in thousands)
     Rental properties...................    $138,782                                     $138,782
     Mortgage loans and bonds                                $14,098                        14,098
     receivable, net.....................
     Other Assets........................       7,576          5,212        $23,712         36,500
                                             --------        -------        -------       --------
     Total assets........................    $146,358        $19,310        $23,712       $189,380
                                             ========        =======        =======       ========
     Other Assets:
     Cash and cash equivalents                                              $13,609       $ 13,609
     Restricted cash                         $  3,050        $ 4,695                         7,745
     Tenant rent and reimbursements
     receivable, net
     Unbilled rent receivable, net              1,815                                        1,815
     Other receivables, net                       417            516             39            972
     Investment in unconsolidated                                             8,591          8,591
     affiliates
     Deferred financing costs, net                                            1,452          1,452
     Construction in progress                     300                                          300
     Deferred lease costs, net                    410                                          410
     Prepaid expense and other                    251              1             21            273
                                             --------        -------        -------        -------
     Total  other  assets................    $  7,576        $ 5,212        $23,712        $36,500
                                             ========        =======        =======        =======

   The following table reconciles the Company's income and expense activity for the year ending December 31, 1996 and balance sheet data as of December 31, 1996.

             1996 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION

                                              Property         Debt
                                            Investments    Obligations        Other          Total
                                         -------------------------------------------------------------
                                                              (Amounts in thousands)
     Revenue:
     Rents, tenant reimbursements and
     parking.............................    $17,775                                      $ 17,775
     Interest, loan fees and related              74        $ 6,594       $     44           6,712
     revenues............................
     Other...............................        411                           138             549
                                             -------        -------       --------        --------
     Total revenues......................     18,260          6,594            182          25,036
                                             -------        -------       --------        --------
     Expenses:
     Property operations.................      5,578            118                          5,696
     Depreciation and amortization.......      2,726                            47           2,773
     Interest............................                                    9,322           9,322
     General and administrative..........                                    1,787           1,787
     Loss on disposition of real estate..      4,874                                         4,874
                                             -------        -------       --------        --------
     Total expenses......................     13,178            118         11,156          24,452
                                             -------        -------       --------        --------
     Income from operations before
     minority interests..................    $ 5,082        $ 6,476      ($ 10,974)       $    584
                                             =======        =======       ========        ========
     Rental properties...................    $93,231                                      $ 93,231
     Mortgage loans and bonds                               $14,358                         14,358
     receivable, net.....................
     Other Assets........................      5,736         20,218       $  2,453          28,407
                                             -------        -------       --------        --------
     Total assets........................    $98,967        $34,576       $  2,453        $135,996
                                             =======        =======       ========        ========

             1996 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION

                                              Property         Debt
                                            Investments    Obligations       Other           Total
                                         -------------------------------------------------------------
                                                              (Amounts in thousands)
  Other Assets:
     Cash and cash equivalents                                                  $  265         $   265
     Restricted cash                              $1,967                                         1,967
     Tenant rent and reimbursements
       receivable, net                             1,048                                         1,048
     Unbilled rent receivable, net                 1,477                                         1,477
     Other receivables, net                          682                                           682
     Assets available for sale                                  $20,218            305          20,523
     Deferred financing costs, net                                               1,833           1,833
     Deferred lease costs, net                       323                                           323
     Prepaid expense and other                       239                            50             289
                                                  ------        -------         ------         -------
        Total other assets                        $5,736        $20,218         $2,453         $28,407
                                                  ======        =======         ======         =======

   The following table reconciles the Company's income and expense activity for the year ending December 31, 1995.

             1995 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION

                                              Property          Debt
                                             Investments     Obligations        Other            Total
                                         -----------------------------------------------------------------
                                                                (Amounts in thousands)
  Revenue:
     Rents, tenant reimbursements and
       parking...........................     $   18,922                                           $18,922
     Interest, loan fees and related                  21       $   1,797        $      17            1,835
     revenues............................
     Other...............................            548                              103              651
                                              ----------       ---------        ---------          -------
        Total revenues...................         19,491           1,797              120           21,408
                                              ----------       ---------        ---------          -------
  Expenses:
     Property operations.................          5,097             102                             5,199
     Earthquake reimbursements...........           (133)                                             (133)
     Depreciation and amortization.......          3,408                               25            3,433
     Interest............................                                           6,986            6,986
     General and administrative..........                                           1,640            1,640
                                                     ---                                              ----
                                              ----------       ---------        ---------          -------
        Total expenses...................          8,372             102            8,651           17,125
                                              ----------       ---------        ---------          -------
  Income from operations before
    minority interests...................      ($ 11,119)       ($ 1,695)        ($ 8,531)         $ 4,283
                                              ==========       =========        =========          =======

17.  LOSS ON DISPOSITION OF REAL PROPERTY AND EXTRAORDINARY GAIN AND LOSSES

   In May 1996, the Company transferred ownership of the property located at 436 North Bedford Drive in Beverly Hills, California (the "Bedford Property") to the holder of the $28.5 million non-recourse loan in satisfaction of the debt ( the "deed-in-lieu transaction"). In August, the Medical Partnership reacquired the Bedford Property for approximately $18.1 million which was funded by a $15.2 million loan from Nomura Asset Capital Corp. ("Nomura") and $2.9 in cash.

   As a result of the deed-in-lieu transaction, the Company recorded a $4,874,000 loss on disposition of the property (the difference between book value and market value) and a $10,500,000 extraordinary gain from retirement of the related $28,500,000 loan.

   During 1996, the Company refinanced three properties and obtained a new $19,800,000 million loan from Nomura. The properties, pledged as collateral for the new loan, were subsequently transferred to the Medical Partnership along with the related $19,800,000 loan. In conjunction with the refinancing transaction, the Company negotiated a $350,000 discount on one note, and incurred other costs and prepayment penalties totaling $484,000. In conjunction with the $19,800,000 refinancing, the Company incurred a net extraordinary loss of $134,000. The net extraordinary gain was adjusted to $9,311,000 to reflect the portion of the gain attributable to the minority interest.

   In August 1995, the Company reported a $393,000 extraordinary loss from early retirement of debt. The extraordinary loss related to a charge-off of unamortized deferred financing costs related to the early pay-off of approximately $31 million of variable debt with the proceeds of a new $30 million, 7.89% fixed rate, 10-year loan and the replacement of the Company's credit line.


18.  RELATED PARTY TRANSACTIONS

   In 1995, the Company acquired all of the outstanding 1989 Series A and B Health Care Revenue (the "Bonds") issued by the Massachusetts Industrial Finance Agency for $19.9 million. At the time of acquisition, the Series A and B Bonds had face values of $21.0 million and $5.0 million, respectively. The Bonds were backed by mortgages on three nursing homes owned by Hampden. Principal and interest payments due on these Bonds were paid by the bond trustee out of the debt service payments received from Hampden.

   In March 1997, the Company sold the Bonds to GLN Capital for total consideration of $21.7 million. The Bonds, which had a book value of $20.7 million, had a combined outstanding balance of $27.7 million, including principal and accrued interest at the time of the sale. The Bonds were sold for $7.7 million and an assumption of $14.0 million in indebtedness owed to GMAC Commercial Mortgage Corporation ("GMAC-CM"). The $7.7 million amount consisted of a cash payment of $4.5 million and $3.2 million which was deemed a capital contribution to GLN. In June 1997, the Company loaned $14.0 million to GLN Capital, which was used by GLN Capital to retire the $14.0 million loan due to GMAC-CM.

   The Operating Partnership's gain on sale of the Bonds to GLN Capital was approximately $1.0 million, of which the Operating Partnership recognized approximately $500,000 during the first quarter of 1997 and deferred recognition of the remaining $500,000.

   In October 1997, the Company acquired the three Massachusetts nursing homes from Hampden for a total aggregate consideration of approximately $20.0 million. Of this amount, the Company borrowed $6.0 million from Nomura Asset Capital Corp. at an interest rate of 8.62% per annum. The Massachusetts nursing homes were pledged as security for the repayment of this loan.

   On June 14, 1996, the Company and 445 Bedford, LLC, a California limited liability company ("445 LLC"), acquired undivided tenant-in-common interests in a hospital facility, two medical office buildings and a parcel of vacant land in Tustin, California (the "Tustin Properties"). The Tustin Properties were acquired for a sum of $4,634,000, of which $1,357,000 was contributed in cash by 445 LLC. Daniel M. Gottlieb and Steven D. Lebowitz, both directors and officers of the Company, and Reese L. Milner II, a director of G&L Realty, have financial interests in 445 LLC.

   The Partnership acquired Mr. Milner's interest in 445 LLC for $808,000, after which 445 LLC redeemed the Partnership's interest in 445 LLC for an increased interest in the Tustin Properties. On June 28, 1996, 445 LLC contributed its remaining interest in the Tustin Properties to the Partnership in exchange for 39,215 newly issued

Partnership Units, valued at $549,000. The newly issued Partnership Units are convertible into G&L Realty Common Stock one year from the date of issuance on a one-for-one basis. These new units were issued at an effective rate of $14.00 per unit which included a premium over the $13.00 closing price of G&L Realty's Common Stock on May 1, 1996, the commitment date.

   The funds contributed by 445 LLC toward the purchase of the Tustin Property were obtained as part of a tax deferred exchange involving the sale of real estate previously held by 445 LLC to an unrelated third party.

19. UNAUDITED CONSOLIDATED QUARTERLY INFORMATION

     Unaudited consolidated quarterly financial information for the periods as follows:

                                                                 1997 FISCAL QUARTER                     YEAR
                                                  ------------------------------------------------    ---------
                                                     1ST          2ND          3RD          4TH          1997
                                                  ---------    ---------    --------     --------     ---------
                                                            (In thousands, except per share amounts)
     Revenue:
        Rental.................................      $4,510       $4,903       $5,201       $5,693      $20,307
        Tenant reimbursements..................         249          146          189          123          707
        Parking................................         360          358          330          391        1,439
        Interest, loan fees and other..........       1,575          810        1,059          878        4,322
        Other..................................         109           29           84           52          274
                                                     ------       ------       ------       ------      -------
           Total revenues......................       6,803        6,246        6,863        7,137       27,049
                                                     ------       ------       ------       ------      -------
     Expenses:
        Property operations....................       1,666        1,501        1,490        1,623        6,280
        Depreciation and amortization..........         785          830          890        1,065        3,570
        Interest...............................       2,635        2,442        2,115        1,896        9,088
        General and administrative.............         477          529          502          536        2,044
                                                     ------       ------       ------       ------      -------
           Total expenses......................       5,563        5,302        4,997        5,120       20,982
                                                     ------       ------       ------       ------      -------

        Income from operations before minority
           interests...........................       1,240          944        1,866        2,017        6,067
        Equity in earnings of unconsolidated
           affiliates..........................          52          520          294          329        1,195
        Minority interest in consolidated
           affiliates..........................         (49)         (46)         (40)         (21)        (156)
        Minority interest in Operating
           Partnership.........................        (136)        (136)        (129)        (144)        (545)
                                                     ------       ------       ------       ------      -------
        Net income.............................      $1,107       $1,282       $1,991       $2,181      $ 6,561
                                                     ======       ======       ======       ======      =======
        Per share data:
           Basic...............................       $0.27        $0.19        $0.26        $0.19        $0.91
           Fully Diluted.......................       $0.27        $0.19        $0.25        $0.19        $0.89
        Weighted average shares outstanding:
           Basic...............................       4,063        4,006        4,006        4,120        4,049
           Fully Diluted.......................       4,175        4,102        4,128        4,111        4,129

                                                                 1996 FISCAL QUARTER                      YEAR
                                                  -------------------------------------------------    ---------
                                                     1ST           2ND          3RD          4TH          1996
                                                  ---------    ----------    ---------    ---------    ---------
                                                             (In thousands, except per share amounts)
     Revenue:
        Rental.................................      $4,022       $ 3,652       $3,723       $4,399      $15,796
        Tenant reimbursements..................         139           118          124          347          728
        Parking................................         345           288          289          329        1,251
        Interest, loan fees and other..........       1,645         1,626        2,071        1,370        6,712
        Other..................................          86           138           92          233          549
                                                     ------        ------       ------       ------      -------
          Total revenues.......................       6,237         5,822        6,299        6,678       25,036
                                                     ------        ------       ------       ------      -------
     Expenses:
        Property operations....................       1,260         1,204        1,369        1,863        5,696
        Depreciation and amortization..........         718           683          638          734        2,773
        Interest...............................       2,315         2,238        2,415        2,354        9,322
        General and administrative.............         401           521          499          366        1,787
                                                        ---         4,874          ---          ---        4,874
                                                     ------        ------       ------       ------      -------
          Total expenses.......................       4,694         9,520        4,921        5,317       24,452
                                                     ------        ------       ------       ------      -------
        Income from operations before minority
         interests and extraordinary gains
         (losses)..............................       1,543        (3,698)       1,378        1,361          584
        Minority interest in consolidated
         affiliates............................         (37)          (35)         (32)         (25)        (129)
        Minority interest in Operating
         Partnership...........................        (153)          380         (151)        (141)         (65)
                                                     ------        ------       ------       ------      -------
        Income before extraordinary gain (loss)       1,353        (3,353)       1,195        1,195          390
        Extraordinary gain (loss) (net of
         minority interest)....................         ---         9,311          ---          ---        9,311
                                                     ------        ------       ------       ------      -------
        Net income.............................      $1,353       $ 5,958       $1,195       $1,195      $ 9,701
                                                     ======       =======       ======       ======      =======
     Per share data:
        Basic
          Before extraordinary gain (loss).....      $ 0.33       $ (0.83)      $ 0.29       $ 0.29      $  0.10
          Extraordinary gain (loss)............         ---          2.29          ---          ---         2.29
                                                     ------        ------       ------       ------      -------
        Net income.............................      $ 0.33       $  1.46       $ 0.29       $ 0.29      $  2.39
                                                     ======        ======       ======       ======      =======
        Fully Diluted:
          Before extraordinary gain (loss).....      $ 0.33        ($0.81)      $ 0.29       $ 0.28      $  0.09
          Extraordinary gain (loss)............         ---          2.26          ---          ---         2.24
                                                     ------       -------       ------       ------      -------
          Net income...........................      $ 0.33       $  1.45       $ 0.29       $ 0.28      $  2.33
                                                     ======        ======       ======       ======      =======
     Weighted average shares outstanding:
          Basic................................       4,063         4,063        4,063        4,063        4,063
          Fully Diluted........................       4,106         4,117        4,153        4,312        4,172

20. SCHEDULE OF CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1997

                                                                                    Cost capitalized
                                                    Initial cost to Company     subsequent to acquisition
                                                   --------------------------   -------------------------
                                   Encumbrances                  Building and              Building and
          Description               (See Notes)       Land       Improvements     Land     Improvement
------------------------           -------------   ----------    ------------   --------   ------------
MEDICAL OFFICE BUILDINGS
CALIFORNIA PROPERTIES:
----------------------
405 North Bedford Drive             (See Note A)   $ 2,186,000   $  4,076,000   $452,000    $ 9,532,000
415 North Bedford Drive             (See Note A)       292,000        573,000        ---        547,000
416 North Bedford Drive             (See Note A)       427,000        247,000        ---      2,339,000
435 North Bedford Drive             (See Note A)     1,144,000      2,853,000        ---      2,416,000
435 North Roxbury Drive             $ 8,070,000        162,000        390,000     39,000      2,414,000
436 North Bedford Drive             (See Note B)     2,675,000     15,317,000        ---        224,000
439 North Bedford Drive                     ---            ---        109,000        ---         47,000
Holy Cross Medical Plaza            (See Note C)     2,556,000     10,256,000        ---        927,000
St. Joseph's Professional           (See Note C)     1,300,000      3,936,000        ---        135,000
 Building.
Sherman Oaks Medical Plaza          (See Note B)     1,454,000      8,278,000        ---      1,533,000
Regents Medical Center              (See Note B)     1,470,000      8,390,000        ---      1,047,000
Cigna HealthCare Bldg.              (See Note B)     1,260,000      7,282,000        ---         47,000
1095 Irvine Boulevard               (See Note C)       474,000        663,000        ---        453,000
14662 Newport Avenue                (See Note C)       645,000      1,900,000        ---         58,000
14591 Newport Avenue                (See Note C)       160,000         36,000        ---         31,000
14642 Newport Avenue                (See Note C)       400,000      1,033,000        ---         52,000
1101 Sycamore Avenue                (See Note C)       280,000                       ---
15225 Lot 3 Aliso Creek Road        (See Note C)       585,000

NEW JERSEY PROPERTIES:
----------------------
2103 Mt. Holly Road                 (See Note D)       775,000      2,904,000
150 Century Parkway                 (See Note D)       600,000      2,708,288
274 Highway 35, South                       ---      1,200,000      2,867,000        ---            ---
80 Eisenhower Drive                 (See Note D)       975,000      2,591,000
16 Commerce Drive                   (See Note D)     1,240,000      2,932,000
4622 Black Horse Pike               (See Note D)       850,000      2,849,000        ---            ---

SENIOR CARE FACILITIES
ARIZONA PROPERTIES:
-------------------
31 West Maryland Avenue                                800,000      3,847,000

MASSACHUSETTS PROPERTIES:
-------------------------
42 Prospect Avenue                  (See Note E)     1,048,000      4,156,000
32 Chestnut Street                  (See Note E)     1,319,000      8,978,000
34 Main Street                      (See Note E)      702,,000      2,772,000
                                    -----------    -----------   ------------   --------    -----------
Total...........................    $8,0700,000    $26,979,000   $102,994,000   $491,000     21,802,000
                                                   ===========   ============   ========    ===========
                                                 Gross amount at which carried
                                                at close of period (See Note E)
                                  -------------------------------------------------------------
                                                                                                                     Date of
                                                 Building and                      Accumulated     Acquisition   Construction or
    Description                      Land        Improvements        Total         Depreciation       Date       Rehabilitation
----------------------            -----------    -------------    ------------     ------------    ------------  ---------------
405 North Bedford Drive            $ 2,638,000    $ 13,609,000    $ 16,246,000      3,263,000          1993             1947/1987
415 North Bedford Drive                292,000       1,120,000       1,412,000        488,000          1993                  1955
416 North Bedford Drive                427,000       2,586,000       3,014,000        785,000          1993             1946/1986
435 North Bedford Drive              1,144,000       5,269,000       6,412,000      2,188,000          1993        1950/1963/1984
435 North Roxbury Drive                201,000       2,805,000       3,005,000      1,025,000          1993             1956/1983
436 North Bedford Drive              2,675,000      15,542,000      18,217,000        561,000          1990                  1980
439 North Bedford Drive                    ---         156,000         156,000         25,000          1993             1956/1983
Holy Cross Medical Plaza             2,556,000      11,183,000      13,739,000      1,338,000          1994                  1985
St. Joseph's Professional            1,300,000       4,070,000       5,370,000        437,000          1993                  1987
 Building.
Sherman Oaks Medical Plaza           1,454,000       9,811,000      11,265,000      1,287,000          1994             1969/1993
Regents Medical Center               1,470,000       9,437,000      10,907,000      1,061,000          1994                  1989
Cigna HealthCare Bldg.               1,260,000       7,330,000       8,590,000        622,000          1994                  1992
1095 Irvine Boulevard                  474,000       1,116,000       1,591,000        143,000          1994             1994/1995
14662 Newport Avenue                   645,000       1,957,000       2,602,000         72,000          1996             1969/1974
14591 Newport Avenue                   160,000          66,000         226,000          2,000          1996                  1969
14642 Newport Avenue                   400,000       1,084,000       1,484,000         47,000          1996                  1985
1101 Sycamore Avenue                   280,000             ---         280,000            ---          1996                   N/A
15225 Lot 3 Aliso Creek Road           585,000             ---         585,000            ---          1997                   N/A
                                          ----             ---             ---                          ---
NEW JERSEY PROPERTIES:                    ----             ---             ---                          ---
----------------------
2103 Mt. Holly Road                    775,000       2,904,000       3,679,000         60,000          1997                  1994
150 Century Parkway                    600,000       2,708,000       3,308,000         56,000          1997                  1995
274 Highway 35, South                1,200,000       2,867,000       4,067,000         60,000          1997                  1995
80 Eisenhower Drive                    975,000       2,591,000       3,566,000         54,000          1997                  1994
16 Commerce Drive                    1,240,000       2,932,000       4,172,000         61,000          1997                  1963
4622 Black Horse Pike                  850,000       2,849,000       3,699,000         59,000          1997                  1994

SENIOR CARE FACILITIES
ARIZONA PROPERTIES:
-------------------
31 West Maryland Avenue                800,000       3,847,000       4,647,000         48,000          1997             1951-1957

MASSACHUSETTS PROPERTIES:
-------------------------
42 Prospect Avenue                   1,048,000       4,156,000       5,204,000         17,000          1997         1957/65/78/85
32 Chestnut Street                   1,319,000       8,978,000      10,297,000         37,000          1997                  1985
34 Main Street                         702,000       2,772,000       3,474,000         12,000          1997             1965/1985
                                   -----------    ------------    ------------    -----------
Total...........................   $27,470,000    $123,745,000    $151,214,000    $13,808,000
                                   ===========    ============    ============    ===========

Realty Financing Partnership
   (See Note A)                      29,109,000
Medical Partnership (See Note B)     34,515,034
Credit Line (See Note C)                    ---              Depreciation is computed on the straight-line basis over the estimated
GL/PHP, LLC (See Note D)             15,897,000              useful lives of the assets as follows:
G&L Hampden, LLC                                                                   Building and improvements         40 years
(See Note E)                          6,000,000                                    Tenant improvements               Life of lease
                                    -----------
Total encumbrances                  $ 93,172,00
                                    ===========

The changes in total real estate assets and accumulated depreciation for the years ended December 31 are as follows:

                                                 Total Real Estate Assets
                                    -----------------------------------------------
                                           1997            1996            1995
                                    -----------------------------------------------
Balance at beginning of year           $103,481,000    $103,351,000    $106,057,000
Improvements and acquisitions            47,963,000      24,257,000       2,997,000
Dispositions                               (230,000)    (24,127,000)     (5,703,000)
                                       ------------    ------------    ------------
Balance at end of year                 $151,214,000    $103,481,000    $103,351,000
                                       ============    ============    ============

                                    Accumulated Depreciation
                        --------------------------------------------
                               1997           1996           1995
                        --------------------------------------------
 Balance at beg. of year   $10,500,000    $11,450,000    $13,947,000
 Depreciation                3,343,000      2,606,000      3,203,000
 Dispositions                  (35,000)    (3,556,000)    (5,700,000)
                           -----------    -----------    -----------
 Balance at end of year    $13,808,000    $10,500,275    $11,450,000
                           ===========    ===========    ===========

_______________________
Note A: The Realty Financing Partnership owns the following properties which are security for a blanket first trust deed: 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford.
Note B: The Medical Partnership owns the following properties, which are each security for a blanket first trust deed: Sherman Oaks Medical Plaza, Cigna HealthCare Building, Regents Medical Center and 436 North Bedford Drive.
Note C: The Operating Partnership owns the following properties which are security for a blanket first trust deed for the Credit Line: Holy Cross Medical Plaza, St. Joseph's Professional Building, St. Joseph's of Orange-Medical Office Building and the Tustin Medical Plaza properties on Newport Avenue which include a hospital, an adjacent parcel of vacant land and two medical office buildings.
Note D: GL/PHP, LLC owns the following properties which are security for a blanket first trust deed: 2103 Mt. Holly Road, 150 Century Parkway, 274 Highway 35, South, 80 Eisenhower Drive, 16 Commerce Drive, and 4622 Black Horse Pike.
Note E: G&L Hampden, LLC owns the following properties, which are security for a first trust deed: 42 Prospect Avenue, 32 Chestnut Street, and 34 Main Street.
Note G: The aggregate costs for Federal income tax purposes were $177,496,182 as of December 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              G&L REALTY CORP.


Date:  April 3, 1998          By:   /s/ Quentin Thompson
                                 -----------------------------------------
                                        Quentin Thompson
                                        Principal Financial and Accounting
                                        Officer, Treasurer and Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signature                              Title                    Date
            ---------                              -----                    ----


   /s/ Daniel M. Gottlieb            Chief Executive Officer,            April 3, 1998
----------------------------------   Co-Chairman of the Board and
       Daniel M. Gottlieb            Director (Principal Executive
                                     Officer)

   /s/ Steven D. Lebowitz
----------------------------------   President, Co-Chairman of the       April 3, 1998
       Steven D. Lebowitz            Board and Director


   /s/ Quentin Thompson              Principal Financial and             April 3, 1998
----------------------------------   Accounting Officer, Treasurer
       Quentin Thompson              and Secretary


   /s/ Richard L. Lesher
----------------------------------   Director                            April 3, 1998
       Richard L. Lesher


   /s/ Leslie D. Michelson           Director                            April 3, 1998
----------------------------------
       Leslie D. Michelson


   /s/ Reese L. Milner II
----------------------------------   Director                            April 3, 1998
       Reese L. Milner II


   /s/  Charles P. Reilly
----------------------------------   Director                            April 3, 1998
        Charles P. Reilly

   /s/ S. Craig Tompkins
----------------------------------   Director                            April 3, 1998
       S. Craig Tompkins

          See accompanying notes to Consolidated Financial Statements