Form 10-K/A
period 1997-12-31
G&L REALTY CORP
filed 1998-04-22
CIK 912240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------
                                  FORM 10-K/A

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transaction period from _____________ to _____________

                         COMMISSION FILE NUMBER 1-12566
                             ---------------------
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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 273-9930
                            -----------------------
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

   This Annual Report on Form 10-K/A is being filed by G & L Realty Corp. (the "Company") to (i) correct the "Ratio of total debt to total market capitalization" as shown in the table of Consolidated Selected Financial Data included in Part II, Item 6 for the years ended December 31, 1996, 1995, 1994 and 1993 (this page 28 supercedes and replaces page 28 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "Form 10-K)); and
(ii) correct the number of options exercisable and the weighted-average exercise price based upon market value at the grant date as of December 31, 1997 included in Note 14 of the "Notes to Consolidated Financial Statements" (pages F-19 and F-20 included herewith, supercede and replace pages F-19 and F-20 of the Form 10-K).

                                                                          At or for the Year ended December 31,
                                                         ----------------------------------------------------------------
                                                           1997         1996          1995          1994           1993
                                                         --------     --------      --------      --------       --------
                                                                      (In thousands, except per share amounts)
Funds From Operations (1):
-------------------------
Operating Partnership funds from operations............  $  8,366     $  8,028      $  7,397      $  7,042
Minority interest in consolidated partnership..........      (917)        (847)         (747)         (700)         --
                                                         --------     --------      --------      --------       --------
Funds from operations..................................  $  7,449     $  7,181      $  6,650      $  6,342          --
                                                         ========     ========      ========      ========       ========
Dividends paid.........................................  $  5,953     $  5,525      $  5,067      $  6,821          --
                                                         ========     ========      ========      ========       ========
Payout ratio...........................................      79.9%        76.9%         76.2%        107.6%         --

Common shares and units outstanding:
   Weighted average shares.............................     4,049        4,063         4,091         4,159          --
   Weighted average shares and units...................     4,547        4,542         4,550         4,618          --

Dividends/distributions declared per share/unit........  $   1.47     $   1.36      $   1.24      $   1.64      $   0.07

Cash Flow Data:
--------------
Net cash provided by operating activities..............  $  9,045     $  5,726      $  7,862      $  7,632      $  2,094
Net cash used in investing activities..................   (49,534)     (23,413)      (37,037)      (31,552)      (17,724)
Net cash provided by financing activities..............    58,833       17,283        28,675        21,849        18,871

Balance Sheet Data:
------------------
Land, buildings and improvements,
   net.................................................  $138,782     $ 93,231      $ 92,147      $ 92,715      $ 51,908
Mortgage loans and bonds receivable, net...............    14,098       34,576        33,634          --          12,200
Total investments......................................   152,880      127,807       125,781        92,715        64,108
Total assets...........................................   189,380      135,996       133,347        98,384        71,840
Total debt.............................................    95,172      109,025       111,627        74,018        45,500
Total stockholders' equity.............................    88,924       22,448        18,267        21,311        25,038

Other Data:
----------
Ratio of earnings to fixed charges and preferred
   dividends (2).......................................      1.36x        1.59x         1.61x         1.83x         --
Ratio of funds from operations to fixed
   charges and preferred dividends (3).................      1.77x        1.88x         2.09x         2.66x         --
Ratio of total debt to total market
   capitalization (4)..................................      35.9%        63.8%         79.0%         62.4%         36.9%
Number of properties...................................      25           15            12            12             7

______________________________

1) Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. FFO has been restated for all prior periods under the new method.

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

                                         1997                    1996                1995
                                  -------------------    ------------------    ------------------
                                             Average               Average                Average
                                   Shares     Price      Shares     Price      Shares      Price
                                  ---------------------------------------------------------------
Outstanding
      beginning of year            367,000     $11.95    257,000     $10.10     238,000    $18.20
   Granted                          59,500      18.75    143,000      15.00     242,000      9.65
   Exercised                      (134,000)      9.65     (1,000)      9.15       --         --
   Forfeited or canceled           (49,000)     15.00    (32,000)     10.70    (223,000)   $18.25
                                  --------    -------    -------    -------    --------  --------
Outstanding,
      end of year                  243,000     $14.25    367,000     $11.95     257,000    $10.10
                                  ========    =======    =======    =======    ========  ========
Options exercisable
      at year-end                   57,000     $14.60     89,000     $10.80      21,000    $15.50
Weighted-average fair
      value of options
      granted during
      the year                       $2.25                 $2.50                  $1.30

   The following table summarizes information relating to the Company's stock incentive plan as of December 31, 1997:

                                 Options Outstanding
                        ------------------------------------------
                                                       Average
                                                    Remaining life             Number
    Exercise Price              Number               (in months)            Exercisable
=========================================================================================
      $  9.15                    2,000                     89                  2,000
         9.65                   72,000                     96                  3,000
        10.00                    2,000                     90                  2,000
        10.40                    3,000                     95                  3,000
        13.65                   37,000                    100                 14,000
        13.75                   20,000                    102                  7,000
        15.65                    1,000                    105                   --
        15.75                   21,000                    113                   --
        16.75                    8,000                    117                  2,000
        17.00                   35,000                    108                 12,000
        17.65                   12,000                     72                 12,000
        20.15                   30,000                    120                   --
                           ----------------                              ----------------
                               243,000                                        57,000
                           ================                              ================

   Fair value of the plan- As of December 31, 1997 the Company estimated the fair value of all options granted to be $717,618, calculated based on the following assumptions:

        Weighted average grant price of stock............     $14.25
        Risk-free interest rate...........................      5.77%
        Expected life of the option......................     3 years
        Expected volatility of stock.....................      21.00%
        Expected dividends...............................     $ 1.56

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

   The Company uses the treasury stock method for purposes of determining the number of shares to be issued to in conjunction with the Company's stock incentive plan. At a weighted-average exercise price of $14.25 and a market price of $21.20 per share as of December 31, 1997, the number of shares to be issued is 80,000.


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

                                    G & L REALTY CORP.


Date: April 22, 1998         By:    /s/ Quentin Thompson
                                    ------------------------------------------
                                    Quentin Thompson
                                    Principal Financial and Accounting Officer,
                                    Treasurer and Secretary