Form 10-Q
period 1998-03-31
G&L REALTY CORP
filed 1998-05-15
CIK 912240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-Q
(MARK ONE)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER 1-12566

                                   ---------

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

                                   ---------

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

          The number of shares outstanding of the Registrant's Common Stock as of May 13, 1998 was 4,114,033 shares.

================================================================================

                               G&L REALTY CORP.

                                     INDEX

                                                                                                 PAGE
PART I     FINANCIAL INFORMATION                                                                NUMBER

  Item 1   Financial Statements
             Condensed Consolidated Balance Sheets as of March 31, 1998 (unaudited) and
               December 31, 1997............................................................       3
             Condensed Consolidated Statements of Operations for the Three Month Periods
               Ended March 31, 1998 and 1997 (unaudited)....................................       4
             Condensed Consolidated Statements of Cash Flows for the Three Month Periods
             Ended March 31, 1998 and 1997 (unaudited)......................................       5
             Condensed Consolidated Statements of Cash Flows: Supplemental Schedule of
                Noncash Investing and Financing Activities for the Three Month Periods
                Ended March 31, 1998 and 1997 (unaudited)...................................       6
             Notes to Condensed Consolidated Financial Statements (unaudited)...............     7 - 15
  Item 2     Management's Discussion and Analysis of Financial Condition and Results of
               Operations...................................................................    16 - 18
PART II    OTHER INFORMATION
  Item 1     Legal Proceedings..............................................................       19
  Item 2     Changes in Securities..........................................................       19
  Item 3     Defaults Upon Senior Securities................................................       19
  Item 4     Submission of Matters to a Vote of Security Holders............................       19
  Item 5     Other Information..............................................................       19
  Item 6     Exhibits and Reports on Form 8-K...............................................    20 - 25

Signature    ...............................................................................       26

                               G&L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  March 31,                 December 31,
                                                                    1998                        1997
                                                                  --------------------------------------
                                                                 (Unaudited)
                                                 ASSETS
                                                 ------
Rental properties (Note 3):
    Land                                                         $ 27,470,000               $ 27,470,000
    Building and improvements, net                                114,500,000                111,312,000
                                                                 ------------               ------------
        Total rental properties                                   141,970,000                138,782,000
Cash and cash equivalents                                           2,597,000                 13,609,000
Restricted cash                                                     3,855,000                  7,745,000
Tenant rent and reimbursements receivable, net                      1,225,000                  1,333,000
Unbilled rent receivable, net                                       1,881,000                  1,815,000
Other receivables, net                                                770,000                    972,000
Mortgage loans and bonds receivable, net                           18,679,000                 14,098,000
Investments in unconsolidated affiliates (Note 6)                  13,429,000                  8,591,000
Deferred charges and other assets, net(Note 4)                      3,291,000                  2,435,000
                                                                 ------------               ------------
   TOTAL ASSETS                                                  $187,697,000               $189,380,000
                                                                 ============               ============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                  ------------------------------------
LIABILITIES:
    Notes payable                                                $ 94,734,000               $ 95,172,000
    Accounts payable and other liabilities                          1,800,000                  1,920,000
    Distributions payable                                           1,804,000                  1,801,000
    Tenant security deposits                                        1,120,000                  1,046,000
                                                                 ------------               ------------
        Total liabilities                                          99,458,000                 99,939,000

Commitments and Contingencies (Note 8)                                    ---                        ---

Minority interest in consolidated affiliates                       (2,353,000)                (2,399,000)
Minority interest in Operating Partnership                          2,770,000                  2,916,000

STOCKHOLDERS' EQUITY (Note 5):
    Preferred shares - $.01 par value, 10,000,000 shares
      authorized, liquidation preference of $25.00 per share
      . Series A Preferred - 1,495,000 shares issued and
        outstanding as of March 31, 1998 and
        December 31, 1997                                              15,000                     15,000
      . Series B Preferred - 1,380,000 shares issued and
        outstanding as of March 31, 1998 and December 31, 1997         14,000                     14,000
    Common shares - $.01 par value, 50,000,000 shares
      authorized, 4,129,033 and 4,120,100 shares issued
      and outstanding as of March 31, 1998 and
      December 31, 1997, respectively                                  41,000                     41,000
    Additional paid-in capital                                     91,770,000                 91,656,000
    Distributions in excess of net income                          (4,018,000)                (2,802,000)
                                                                 ------------               ------------
        Total stockholders' equity                                 87,822,000                 88,924,000
                                                                 ------------               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $187,697,000               $189,380,000
                                                                 ============               ============

     See accompanying notes to Condensed Consolidated Financial Statements

                              G & L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                Three Months Ended March 31,
                                                    1998           1997
                                                ----------------------------
                                                        (Unaudited)
REVENUES:
    Rental                                       $5,882,000     $4,510,000
    Tenant reimbursements                           129,000        249,000
    Parking                                         359,000        360,000
    Interest, loan fees and related income        1,056,000      1,575,000
    Other                                            58,000        109,000
                                                 ----------     ----------
        Total revenues                            7,484,000      6,803,000

EXPENSES:
    Property operations                           1,411,000      1,666,000
    Depreciation and amortization                 1,060,000        785,000
    Interest                                      1,916,000      2,635,000
    General and administrative                      689,000        477,000
                                                 ----------     ----------
        Total expenses                            5,076,000      5,563,000
                                                 ----------     ----------
Income from operations before minority
 interests and earnings from
 unconsolidated affiliates                        2,408,000      1,240,000


Equity in earnings of unconsolidated affiliate       52,000         52,000

Minority interest in consolidated affiliates        (46,000)       (49,000)

Minority interest in Operating Partnership          (48,000)      (136,000)
                                                 ----------     ----------
Net income                                       $2,366,000     $1,107,000
                                                 ==========     ==========
Per share earnings:
Basic                                            $     0.14     $     0.27
Fully diluted                                    $     0.13     $     0.27

Weighted average shares outstanding:
Basic                                             4,129,000      4,063,000
Fully diluted                                     4,174,000      4,175,000


     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended March 31,
                                                                                             1998               1997
                                                                                          ----------------------------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                           $  2,366,000       $  1,107,000
    Adjustments to reconcile net income to net cash provided by operating activities
        Depreciation and amortization                                                       1,060,000            785,000
        Deferred interest costs                                                                39,000            166,000
        Minority interests                                                                     94,000            185,000
        Equity in income from affiliates                                                      (52,000)           (52,000)
        Gain on sale of assets held for sale                                                      ---           (556,000)
        Unbilled rent receivable                                                              (64,000)          (117,000)
        Allowance for doubtful notes and accounts receivable                                 (202,000)            33,000

        (Increase) decrease in:
            Other receivables                                                                 402,000            (30,000)
            Tenant rent and reimbursements receivable                                         108,000            112,000
            Prepaid expense and other assets                                                 (310,000)           (91,000)
            Accrued interest receivable and loan fees                                        (396,000)        (1,027,000)
        Increase (decrease) in:
            Accounts payable and other liabilities                                           (120,000)           235,000
            Tenant security deposits                                                           74,000                ---
                                                                                         ------------       ------------
Net cash provided by operating activities                                                   2,999,000            750,000
                                                                                         ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of rental properties                                                           (4,148,000)       (22,384,000)
Additions to rental properties                                                                (70,000)          (229,000)
Proceeds from sale of assets available for sale                                                   ---             20,000
Pre-acquisition costs                                                                        (105,000)           (10,000)
Construction-in-progress                                                                     (431,000)               ---
Leasing commissions                                                                           (44,000)           (14,000)
Investment in notes and bonds receivable                                                   (4,770,000)               ---
Principal reductions received on notes receivable                                             585,000                ---
Investments in affiliates, net of cash distributions received                              (4,786,000)        (2,513,000)
                                                                                         ------------       ------------
Net cash used in investing activities                                                     (13,769,000)       (25,130,000)
                                                                                         ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                                                            ---         26,253,000
Repayment of notes payable                                                                   (438,000)          (297,000)
Deferred financing costs                                                                      (35,000)          (201,000)
Decrease (increase) in restricted cash                                                      3,890,000           (478,000)
Sale of common stock and partnership units                                                    114,000                ---
Minority interest equity contribution                                                             ---            858,000
Distributions                                                                              (3,773,000)        (1,642,000)
                                                                                         ------------       ------------
Net cash provided by (used in) financing activities                                          (242,000)        24,493,000
                                                                                         ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (11,012,000)           113,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           13,609,000            265,000
                                                                                         ------------       ------------
CASH AND CASH EQUIVALENTS CASH AT END OF PERIOD                                          $  2,597,000       $    378,000
                                                                                         ============       ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                                                 $  1,995,000       $  2,450,000
                                                                                         ============       ============

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                                      Three Months Ended March 31,
                                                                                       1998                  1997
                                                                                      ----------------------------
                                                                                              (Unaudited)
During the period, the Company sold Series A and B Bonds for the following consideration:
    Assignment of note payable                                                      $     ---             $14,000,000
    Increase in other receivables                                                                           4,500,000
    Investment in affiliate                                                                                 3,165,000
                                                                                                          -----------
                                                                                                          $21,665,000
                                                                                                          ===========

Distributions declared not yet paid                                                 $2,405,000            $ 1,642,000
                                                                                    ==========            ===========


     See accompanying notes to Condensed Consolidated Financial Statements

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

      G&L Realty Partnership, L.P., a Delaware limited partnership
                    (the "Operating Partnership")
      G&L Realty Financing Partnership II, L.P., a Delaware limited partnership
                    (the "Realty Financing Partnership")*
      G&L Medical Partnership, L.P., a Delaware limited partnership
                    (the "Medical Partnership")*
      G&L Gardens, LLC, an Arizona limited liability company
                    ("Maryland Gardens")
      435 North Roxbury Drive, Ltd., a California limited partnership
                    (the "Roxbury Partnership")
      GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*
      G&L Hampden, LLC, a Delaware limited liability company ("Hampden")*
      G&L Valencia, LLC, a California limited liability company ("Valencia")*

     * The Realty Financing Partnership, the Medical Partnership, Maryland Gardens, GL/PHP, and Hampden are herein defined collectively as the "Financing Entities" and individually as the "Financing Entity".

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

     References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner) and Valencia (in which the Operating Partnership owns an 80% membership interest and is the sole managing member).

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

                                  (Unaudited)

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

     . AV Medical Associates, LLC ("AV Medical") is a California limited liability company formed by the Company through the Operating Partnership, and M&Z Aliso Associates, LLC, a California limited liability company, who each hold a 50% ownership interest. The M&Z Aliso Associates, LLC is the managing member of AV Medical which was formed for the purpose of acquiring a vacant parcel of land in Aliso Viejo, California upon which AV Medical intends to build a 33,000 square foot, three story MOB which has been preleased to an investment grade hospital owner/operator.

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

     . G&L - Grabel, San Pedro, LLC ("San Pedro") is a limited liability company, which was formed on March 10, 1998 for the purpose of acquiring four medical office buildings located at 1360 West 6/th/ street in San Pedro, California. The Company and Gary Grabel, who is the managing member, hold a 50% and 50% ownership interest, respectively. San Pedro acquired the facilities on March 25, 1998.

     GLN Capital, Valley Convalescent, AV Medical, Aliso Partners and San Pedro are herein defined collectively as the "Unconsolidated Affiliates" and individually as "Unconsolidated Affiliate".


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

       Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company. The interests in the Roxbury Partnerhsip and Valencia not owned by the Company have been reflected in minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior period amounts have been reclassified to conform to the current period's financial statement presentation.

       The information presented as of and for the three month periods ended March 31, 1998 and 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results that might be expected for the full fiscal year.

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

                               G&L REALTY CORP.

                                  (Unaudited)

       The Condensed Consolidated Balance Sheets reflect the combined assets and liabilities of the Company. The Condensed Consolidated Statements of Operations include the operating results of the Company for the three months ended March 31, 1998 and 1997. The Condensed Consolidated Statements of Cash Flows have been prepared to reflect the operations of the Company for the three months ended March 31, 1998 and 1997.

       Per Share Data - Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options to purchase shares of common stock granted under the Company's 1993 Stock Incentive Plan, as amended. As of March 31, 1998 and 1997 there were approximately 198,000 and 354,200 stock options outstanding with a weighted average exercise prices of $14.00 and $11.95, respectively. The closing market price of the Company's common shares as reported by the New York Stock Exchange was $18.10 and $17.50 on March 31, 1998 and 1997, respectively. Based upon the number and amounts of vested and unvested options outstanding, the dilutive effect on the Company's outstanding shares as of March 31, 1998 and 1997 is 45,000 and 112,000 shares, respectively.


3.  BUILDINGS AND IMPROVEMENTS

       Buildings and improvements consist of the following:

                                                    March 31,     December 31,
                                                      1998            1997
                                                  ============================
                                                   (Unaudited)
       Buildings and improvements.............    $122,730,000    $118,799,000
       Tenant improvements....................       4,937,000       4,946,000
       Furniture, fixtures and equipment......       1,924,000       1,628,000
                                                  ------------    ------------
                                                   129,591,000     125,373,000
       Less accumulated depreciation and
         amortization.........................     (15,091,000)    (14,061,000)
                                                  ------------    ------------
                 Total........................    $114,500,000    $111,312,000
                                                  ============    ============

     Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

               Buildings and improvements............   40 years
               Tenant improvements...................   Life of lease
               Furniture, fixtures and equipment.....   5 to 7 years

     Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all costs directly related to acquisitions are capitalized.

                               G&L REALTY CORP.

                                  (Unaudited)

4.  DEFERRED CHARGES AND OTHER ASSETS

        Deferred charges and other assets consist of the following:

                                                   March 31,    December 31,
                                                     1998           1997
                                                   =========================
                                                   (Unaudited)
        Deferred financing costs...........         $1,704,000    $1,669,000
        Construction-in-progress...........            731,000       300,000
        Pre-acquisition costs..............            105,000         ---
        Leasing commissions................            625,000       581,000
        Prepaid expense and other assets...            582,000       273,000
                                                    ----------    ----------
                                                     3,747,000     2,823,000
        Less accumulated amortization......           (456,000)     (388,000)
                                                    ----------    ----------
              Total....................             $3,291,000    $2,435,000
                                                    ==========    ==========


5.  STOCKHOLDERS' EQUITY AND DEBT OUTSTANDING

       The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its shareholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, shareholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the three month period ended March 31, 1998 and for the year ended December 31, 1997:

                                                   March 31,    December 31,
                                                     1998           1997
                                                   =================================
                                                   (Unaudited)
        Distributions in excess of net income
        at beginning of period.................     $(2,802,000)         $(1,303,000)
        Net income during period................      2,366,000            6,561,000
        Less: Distributions declared............     (3,582,000)          (8,060,000)
                                                    -----------          -----------
        Distributions in excess of net income...    $(4,018,000)         $(2,802,000)
                                                    ===========          ===========

       At various times during the three months ended March 31, 1998 the Company repurchased a total of 8,900 shares of the Company's Common Stock at an average price of approximately $18.35 per share.

                               G&L REALTY CORP.

                                  (Unaudited)

6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company has investments in various limited liability companies and a general partnership. Although the Company's investment represents a significant portion of the capital of such affiliates and the Company exercises significant influence over the activities of these entities, the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of these affiliates in the consolidated financial statements of the Company. The Company has unconsolidated financial interests in the following entities:

     . GLN Capital was formed in 1996 with Nomura to provide short-term financing and participating loans secured by health care properties throughout the United States. The Company commenced operations in January 1997. The Company holds a 49.9% interest in GLN Capital.

     . Valley Convalescent was formed in August 1997 with Continuum to acquire a fee interest in Valley Convalescent Center, a 123-bed skilled nursing facility located in El Centro, California. The Company and Continuum, each hold a 50% ownership interest. Valley Convalescent acquired the facility in December, 1997.

     . AV Medical was formed in September, 1997 together with M&Z Aliso Associates, LLC for the purpose of acquiring a vacant parcel of land in Aliso Viejo, California upon which AV Medical intends to build a 33,000 square foot, three story MOB. The development land was acquired on October 24, 1997. M&Z Aliso Associates, LLC is the managing member of AV Medical.

     . Aliso Partners is a general partnership which was formed in December, 1997 with M&Z Aliso Associates, LLC for the purpose of acquiring a vacant parcel of land in Aliso Viejo, California upon which the partners intend to develop a 52,000 square foot retail building. The partners each hold a 50% ownership interest. The property was acquired on December 31, 1997.

     . San Pedro was formed on March 10, 1998 for the purpose of acquiring four medical office buildings located at 1360 West 6th street in San Pedro, California. The Company and Gary Grabel, who is the managing member, each have a 50% ownership interest. The Company is entitled to receive a preferred return on its $1.2 million of invested capital. San Pedro acquired the facilities on March 25, 1998.

     The following table provides a summary of the Company's investment in each of these entities as of March 31, 1998.

                                                             Valley                      Aliso      G&L-Grabel
                                           GLN Capital    Convalescent    AV Medical    Partners     San Pedro
                                           ====================================================================
Balance at January 1, 1998................ $ 2,730,000      $  311,000     $  600,000    $550,000    $    ---
Equity in earnings of affiliates..........      36,000          16,000          ---         ---           ---
Cash contributions........................       ---             ---            ---         ---       1,200,000
Return of capital and cash
  distributions...........................  (2,113,000)        (11,000)         ---         ---           ---
                                           -----------      ----------     ----------    --------    ----------
Equity, before inter-company
  adjustments.............................     653,000         316,000        600,000     550,000     1,200,000
                                           -----------      ----------     ----------    --------    ----------
Intercompany transactions:
  Adjustments/eliminations................       ---            81,000          ---         ---         (50,000)
  Receivable (payable), net...............       ---         2,842,000      2,384,000       ---       4,853,000
                                           -----------      ----------     ----------    --------    ----------
Investment in unconsolidated
  affiliates.............................. $   653,000      $3,239,000     $2,984,000    $550,000    $6,003,000
                                           ===========      ==========     ==========    ========    ==========

                               G&L REALTY CORP.

                                  (Unaudited)

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the three months ended March 31, 1998.


                                                             Valley                         Aliso
                                            GLN Capital   Convalescent     AV Medical      Partners      San Pedro
                                            =======================================================================
Financial Position:
-------------------
          Land............................. $    ---       $   382,000    $ 1,738,000    $ 3,107,000    $ 1,882,000
          Buildings........................      ---         2,721,000          ---            ---        4,392,000
          Notes and bonds receivable, net..  1,274,000           ---            ---            ---            ---
          Other Assets.....................     85,000         436,000      1,678,000      1,234,000        275,000
          Notes payable....................      ---        (2,799,000)    (2,406,000)    (3,226,000)    (5,100,000)
          Other liabilities................    (53,000)        (58,000)      (210,000)       (15,000)      (104,000)
                                            ----------     -----------    -----------    -----------    -----------
Net assets................................. $1,306,000     $   682,000    $   800,000    $ 1,100,000    $ 1,345,000
                                            ==========     ===========    ===========    ===========    ===========

Partner's equity:
-----------------
          G&L Realty Partnership, L.P...... $  653,000     $   316,000    $   600,000    $   550,000    $ 1,200,000
          Others...........................    653,000         366,000        200,000        550,000        145,000
                                            ----------     -----------    -----------    -----------    -----------
Total Equity............................... $1,306,000     $   682,000    $   800,000    $ 1,100,000    $ 1,345,000
                                            ==========     ===========    ===========    ===========    ===========

Operations:
-----------
          Revenues......................... $  224,000     $   150,000    $     ---      $     ---      $    17,000
          Expenses.........................    156,000         103,000          ---            ---         (103,000)
                                            ----------     -----------    -----------    -----------    -----------
Net income................................. $   68,000     $    47,000    $     ---      $     ---      $   (86,000)
                                            ==========     ===========    ===========    ===========    ===========

Allocation of net income:
-------------------------
          G&L Realty Partnership, L.P...... $   36,000     $    16,000    $     ---      $     ---      $     ---
          Others...........................     32,000          31,000          ---            ---          (86,000)
                                            ----------     -----------    -----------    -----------    ===========
Net income................................. $   68,000     $    47,000    $     ---      $     ---      $   (86,000)
                                            ==========     ===========    ===========    ===========    ===========

7.   SEGMENT INFORMATION

     The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare property consists of acquisitions, made either directly or indirectly through joint ventures, in MOBs or Senior Care Facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions either directly or through GLN Capital, an unconsolidated operating venture with Nomura. The tables on the following pages reconcile the Company's income and expense activity for the three months ended March 31, 1998 and 1997 and balance sheet data as of March 31, 1998.

                               G&L REALTY CORP.

                                  (Unaudited)

                                       1998 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION
                                             For the three months ended March 31, 1998

                                                          Property         Debt
                                                         Investments    Obligations          Other             Total
                                                         ===============================================================
                                                                              (Amounts in thousands)
Revenue:
      Rents, tenant reimbursements and parking............. $6,370          $ ---           $  ---             $6,370
      Interest, loan fees and related revenues.............     45             848              163             1,056
      Other................................................     39               4               15                58
                                                            ------          ------          -------            ------
           Total revenues..................................  6,454             852              178             7,484
                                                            ------          ------          -------            ------
Expenses:
      Property operations..................................  1,364              47              ---             1,411
      Depreciation and amortization........................  1,045             ---               15             1,060
      Interest.............................................    ---             ---            1,916             1,916
      General and administrative...........................    ---             ---              689               689
                                                            ------          ------          -------            ------
           Total expenses..................................  2,409              47            2,620             5,076
                                                            ------          ------          -------            ------
      Income from operations before minority interests..... $4,045          $  805          $(2,442)           $2,408
                                                            ======          ======          =======            ======

                                       1997 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION
                                             For the three months ended March 31, 1997

                                                          Property         Debt
                                                         Investments    Obligations          Other             Total
                                                         ===============================================================
                                                                              (Amounts in thousands)
Revenue:
      Rents, tenant reimbursements and parking............. $5,119          $ ---           $  ---             $5,119
      Interest, loan fees and related revenues.............     22           1,510               43             1,575
      Other................................................     91            ---                18               109
                                                            ------          ------          -------            ------
           Total revenues..................................  5,232           1,510               61             6,803
                                                            ------          ------          -------            ------
Expenses:
      Property operations..................................  1,608              58             ---              1,666
      Depreciation and amortization........................    771            ---                14               785
      Interest.............................................   ---             ---             2,635             2,635
      General and administrative...........................   ---             ---               477               477
                                                            ------          ------          -------            ------
           Total expenses..................................  2,379              58            3,126             5,563
                                                            ------          ------          -------            ------
      Income from operations before minority interests..... $2,853          $1,452          $(3,065)           $1,240
                                                            ======          ======          =======            ======

                               G&L REALTY CORP.

                                  (Unaudited)

                                       1998 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION
                                                       As of March 31, 1998

                                                                  Property            Debt
                                                                 Investments       Obligations        Other             Total
                                                               ===================================================================
                                                                                      (Amounts in thousands)
               Rental Properties.................................. $141,970          $ ---            $ ---            $141,970
               Mortgage loans and bonds receivable, net...........    ---             18,679            ---              18,679
               Other Assets.......................................    8,846              516           17,686            27,048
                                                                   --------          -------          -------          --------
                    Total assets.................................. $150,816          $19,195          $17,686          $187,697
                                                                   ========          =======          =======          ========
               Other Assets:
                 Cash and cash equivalents........................ $  ---            $ ---            $ 2,597          $  2,597
                 Restricted cash..................................    3,855            ---              ---               3,855
                 Tenant rent and reimbursements
                   receivable, net................................    1,225            ---              ---               1,225
                 Unbilled rent receivable, net....................    1,881            ---              ---               1,881
                 Other receivables, net...........................      224              516               30               770
                 Investment in unconsolidated affiliates..........    ---              ---             13,429            13,429
                 Deferred financing costs, net....................    ---              ---              1,449             1,449
                 Pre-acquisition costs............................    ---              ---                105               105
                 Construction in progress.........................      731            ---              ---                 731
                 Deferred lease costs, net........................      424            ---              ---                 424
                 Prepaid expense and other........................      506            ---                 76               582
                                                                   --------          -------          -------          --------
                    Total other assets............................ $  8,846          $   516          $17,686          $ 27,048
                                                                   ========          =======          =======          ========

8.   COMMITMENTS AND CONTINGENCIES

     Neither the Company, any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of medical office buildings, senior care facilities, parking facilities, and retail space is currently a party to any material litigation.

                               G&L REALTY CORP.

                                  (Unaudited)

9.   SUBSEQUENT EVENTS

     On April 22, 1998, the Company obtained $20.5 million in new, 10 year secured financing at an annual interest rate of 7.05%. The loan proceeds were partially used to refinance approximately $7.6 million of existing short-term variable debt secured by the 435 North Roxbury property. The remaining $12.9 million will be used to finance additional acquisitions and development opportunities. The following table provides details of the new loans.


                               Loan        Monthly       Pay off on
        Security             Proceeds      Payment     April 22, 2008
        --------             --------      -------     --------------

435 N. Roxbury Dr.
Beverly Hills, CA.......   $ 7,830,000     $ 56,116      $ 6,203,000

11550 Indian Hills Rd
Mission Hills, CA.......     8,100,000       58,051        6,417,000

1095 Irvine Blvd.
Tustin, CA..............     1,333,000        9,554        1,056,000

2031 W. Alameda St
Burbank, CA.............     3,267,000       23,414        2,588,000
                           -----------     --------      -----------
Total...................   $20,530,000     $147,135      $16,264,000
                           ===========     ========      ===========

     The loans may be paid-off at any time following the third anniversary of the funding date, the Company will have the right, upon thirty days notice, to make payment in full, but not in part, of the principal balance of the loans, together with all accrued and unpaid interest thereon and all other amounts due. The prepayment fee for the loans shall be two percent (2%) during the fourth, fifth and sixth years and one percent (1%) during the seventh, eighth, and ninth years. There is no prepayment fees after the ninth anniversary.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-Q and the Company's 1997 Annual Report on Form 10-K as previously filed with the SEC.

   Information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial
results to differ substantially from those anticipated by management.   Factors
influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, the availability of financing, governmental regulations concerning, but not limited to, new construction and development, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the company's investments which may be discussed elsewhere in this Quarterly Report Form 10-Q and the Company's 1997 Annual Report on Form 10-K as previously filed with the SEC.

Results of Operations
---------------------

   Comparison of the Three Month Period Ended March 31, 1998 versus the Three Month Period Ended March 31, 1997.

   Total revenues increased by $681,000 from $6,803,000 in the first quarter of 1997 to $7,484,000 for the same period in 1998. Rents, tenant reimbursements and parking revenues increased an aggregate $1,251,000 or 24% from a combined total of $5,119,000 during the first quarter of 1997 to $6,370,000 for the same period in 1998. Increases in rents, tenant reimbursements and parking revenues were related to the acquisition of the six New Jersey properties and the three nursing homes in Massachusetts. Interest, loan fees and related revenues derived from loans secured by senior care facilities were down $519,000 from the first quarter of 1997, primarily due to the $556,000 gain from the sale of the Hampden Bonds on March 31, 1997.

   Expenses decreased by $487,000, from $5,563,000 in the first quarter of 1997 to $5,076,000 for the same period in 1998. Property operations decreased 15% or $255,000 from $1,666,000 in the first quarter of 1997 to $1,411,000 for 1998.
This reduction is part of management's ongoing efforts to reduce property operating costs and included a reduction of property taxes as a result of the Company's successful efforts in appealing the assessed value of its properties. Depreciation and amortization increased as a result of new property acquisitions in 1997, including, but not limited to, the acquisition of the six New Jersey properties and the three nursing homes in Massachusetts. Interest expense decreased $719,000 or 27% from $2,635,000 in the first quarter of 1997 to $1,916,000 in 1998. This decrease in interest expense is a result of the reduction of the Company's notes payable which were paid down with the net proceeds of the $71.9 million offerings of preferred stock in 1997. General and administrative expense increased in the first quarter of 1998 by $212,000 or 44% from $477,000 in 1997 to $689,000 in 1998. This increase is related to the Company's addition of acquisition, development and support personnel.

Liquidity and Capital Resources
-------------------------------

   As of March 31, 1998, the Company's net investment in real estate assets totaled approximately $142.0 million, $13.4 million in joint ventures and $18.7 million invested in notes (including an allowance for doubtful accounts of $825,000). Of the $18.7 million of notes receivable, $17.6 million are secured by healthcare facilities located in Oregon, California, Idaho and Maryland.

   The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of medical office buildings and senior care lending activities and primarily consist of Funds from Operations ("FFO") less dividends (see discussion below of FFO). In addition to the recently completed preferred stock offerings, the Company's external sources of capital consist of various secured loans and credit line. The Company's ability to expand its medical office and senior care lending operations requires continued access to capital to fund new investments.

   The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first quarter of 1998 in the amount of $0.39 per share which was paid on April 15, 1998 to stockholders of record on March 31, 1998. The Company also paid a monthly dividend to holders of the Company's Preferred Stock on the fifteenth day of each of January, February, March and April to stockholders of record on the first day of each month. The dividend paid to holders of the Company's Series B Preferred Stock on January 15, 1998 was approximately $0.33 per share which represents the cumulative dividend due Series B shareholders from the offering date on November 12 through December 31, 1997. The Company distributed $1.8 million to holders of the Company's Common Stock in the first quarter while the Company earned $1.4 million in FFO. The excess of distributions over earnings, as measured by FFO, is anticipated to be a temporary situation until the Company is able to invest the funds from the November 1997 Series B Preferred Stock offering and the additional $12.9 million refinancing proceeds received in April 1998 (see discussion of refinancing transaction in the Subsequent Events note contained in the Company's Condensed Consolidated Financial Statements included in this Quarterly Report on
Form 10-Q). The Company does not anticipate that FFO will equal or exceed the current distribution level on the Company's Common Stock until sufficient additional investments are made in income producing assets. The Company is actively seeking such investments. However, there can be no assurances that the Company will be able to acquire such assets or if such assets are acquired and combined with the Company's other investments, will enable the Company to consistently produce a level of FFO at least equal to the current level of distributions.

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

Funds from Operations
---------------------

   Industry analysts generally consider FFO to be an appropriate measure of the performance of a REIT. The Company's financial statements use the concept of FFO as defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is calculated to include the minority interests' share of income for the Operating Partnership's since the Operating Partnership's net income is allocated proportionately among all owners of Operating Partnership Units. The number of Operating Partnership units held by the Company is identical to the number of outstanding shares of the Company's Common Stock, and owners of Operating Partnership Units may, at their discretion, convert their Units into shares of Common Stock on a one-for-one basis.

   The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 1997 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three month periods ended March 31, 1998 and 1997.

                               G&L REALTY CORP.
                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)

                                                                   For the Three Month
                                                                  Periods Ended March 31,
                                                                  1998               1997
                                                                 -------------------------
                                                                   (AMOUNTS IN THOUSANDS)

FUNDS FROM OPERATIONS/1/
------------------------
Net income....................................................... $  2,366        $  1,107
Minority interest in Operating Partnership.......................       48             136
                                                                  --------        --------
Income (loss) for Operating Partnership..........................    2,414           1,243
Depreciation of real estate assets...............................      955             751
Amortization of deferred lease costs.............................       30              20
Adjustment for minority interest in consolidated affiliates......       (8)            (15)
Dividends on preferred stock.....................................   (1,972)            ---
                                                                  --------        --------
FUNDS FROM OPERATIONS/2/......................................... $  1,419        $  1,999
                                                                  ========        ========

Weighted average shares outstanding/2/...........................    4,628           4,561

ADDITIONAL DATA
---------------
Cash Flows:
-----------
              Operating Activities...............................    2,999             750
              Investing Activities...............................  (13,769)        (25,130)
              Financing Activities...............................     (242)         24,493

Capital Expenditures
--------------------
              Building improvements..............................       53             102
              Tenant improvements................................       15             120
              Furniture, fixtures & equipment....................        2               7
              Leasing commissions................................       44              14

Depreciation and Amortization
-----------------------------
              Depreciation of real estate assets.................      955             751
              Depreciation of non-real estate assets.............       75              14
              Amortization of deferred lease costs...............       30              20
              Amortization of capitalized financing costs........       39             166

Accrued rent in excess of billed rent............................       79             117

-------------
1) Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. FFO has been restated for all prior periods under the new method.

2) Assumes that all outstanding Operating Partnership units have been converted to common stock.

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

                 None.

Item 3.       Defaults Upon Senior Securities.

                 None.

Item 4.       Submission of Matters to a Vote of Security Holders.

                 None.

Item 5.       Other Information.

                 None.

Item 6.    Exhibits and Reports on Form 8-K


Exhibit No.     Note                                         Description
-----------     ----  --------------------------------------------------------------------------------------------

3.1              (1)  Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.2              (3)  Amended and Restated Bylaws of G&L Realty Corp.

10.1 (c)         (2)  Executive Employment Agreement between G&L Realty Corp. and Daniel M. Gottlieb.

10.2 (c)         (2)  Executive Employment Agreement between G&L Realty Corp. and Steven D. Lebowitz.

10.3             (2)  Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.4 (c)         (1)  1993 Employee Stock Incentive Plan

10.5             (1)  Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.8             (1)  Option Agreement for Purchase and Sale of 4955 Van Nuys Boulevard ("Sherman Oaks Medical
                      Plaza") by and between G&L Development and Arthur Gilbert, as Trustee of the Arthur Gilbert
                      and Rosalinde Gilbert 1982 Trust, dated as of October 29, 1993.

10.8.2           (2)  Option Notice with respect to Sherman Oaks Medical Plaza.

10.9.2           (1)  Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive,
                      Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of
                      October 29, 1993.

10.11            (1)  Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty
                      Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29,
                      1993.

10.12            (1)  Nomura Commitment Letter with respect to the Acquisition Facility.

10.12.2          (3)  Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L
                      Financing Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of
                      New York.

10.13            (1)  Office Building Lease I between 405 North Bedford Drive, Ltd. and Saint John's Hospital and
                      Health Center dated October 12, 1987.

10.14            (1)  Office Building Lease II between 405 North Bedford Drive, Ltd. and Saint John's Hospital and
                      Health Center dated as of October 12, 1987.

10.15            (1)  Office Building Lease III between 405 North Bedford Drive, Ltd. and Saint John's Hospital
                      and Health Center dated as of December 1, 1987.

10.16            (1)  Investment Banking and Financial Advisory Agreement between G&L Development and Gruntal &
                      Co., Incorporated.

10.17            (1)  Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                      D. Lebowitz and Milner Investment Corporation.

10.18            (2)  Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                      D. Lebowitz and Reese L. Milner, II.

(C)   EXHIBITS - (CONTINUED FROM PREVIOUS PAGE)

Exhibit No.         Note                                                       Description
-----------         ----                --------------------------------------------------------------------------------------------

10.19               (2)                 Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                                        D. Lebowitz and Reese L. Milner, II.

10.20               (2)                 Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                                        D. Lebowitz and Reese L. Milner, II, Helen Milner and John Milner, as Trustees of the Milner
                                        Trust.

10.21               (2)                 Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                                        D. Lebowitz and Reese L. Milner, II.

10.22               (4)                 Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing Partnership
                                        II, L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October
                                        31, 1995.

10.23               (4)                 Revolving Loan Agreement by and between G&L Realty Partnership, L.P. and Tokai Bank of
                                        California dated as of August 11, 1995.

10.24               (4)                 Property Management Agreement between G&L Realty Financing Partnership II, L.P., as owner, and G&L Realty Partnership, L.P., as agent, made August 10, 1995

10.25               (5)                 Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital
                                        Corporation, dated as of September 29, 1995.

10.26.1             (5)                 Loan and Security Agreement between G&L Realty Partnership, L. P. and GMAC Commercial
                                        Mortgage Corporation dated as of December 5, 1995.

10.26.2             (5)                 Note in the amount of $14,000,000 executed by G&L Realty Partnership, L. P. in favor of GMAC
                                        Commercial Mortgage Corporation, dated as of December 5, 1995.

10.26.3             (5)                 Notification and Consent Agreement among G&L Realty Partnership, L. P., GMAC Commercial
                                        Mortgage Corporation, and Nomura International Trust Company, dated as of December 5, 1995.

10.26.4             (5)                 Assignment of Bond executed by G&L Realty Partnership, L. P., in favor of GMAC Commercial
                                        Mortgage Corporation.

10.27               (6)                 Agreement of Purchase and Sale of Membership Interest dated April 26, 1996, between Milner
                                        Investment Corporation and G&L Realty Partnership, L.P.

10.28               (7)                 Agreement for Deed in Lieu of Foreclosure by and among G&L Realty Partnership, L.P., a
                                        Delaware Limited Partnership, and Loan Asset Structured Trust I, a Delaware trust, dated as of May 24, 1996.

10.29               (7)                 Property Management Agreement by and between Loan Asset Structured Trust I, a Delaware trust, and G&L Realty Partnership, L.P., a Delaware Limited Partnership, and dated as of May
                                        24, 1996.

10.30               (8)                 Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership,
                                        L.P. as Borrower and Nomura Asset Capital Corporation as Lender.

(C)   EXHIBITS - (CONTINUED FROM PREVIOUS PAGE)

Exhibit No.     Note                                         Description
-----------     ----  --------------------------------------------------------------------------------------------

10.31           (8)   Agreement of Purchase and Sale of Membership Interest dated April 26, 1996 by and between
                      Milner Investment Corporation as Seller and G&L Realty Partnership, L.P. as Buyer.

10.32           (8)   Letter of Agreement regarding purchase of Tustin Hospital to 445 North Bedford Drive, LLC from G&L Realty Partnership, L.P., dated June 12, 1996.

10.33           (8)   Redemption Agreement by and between G&L Realty Partnership, L.P. and 445 Bedford, LLC, dated as of June 27, 1996.

10.34           (8)   Property Contribution Agreement by and between G&L Realty Partnership, L.P. as Purchaser and
                      445 Bedford, LLC as Seller, dated as of June 28, 1996.

10.35           (8)   Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between 445
                      Bedford, LLC and G&L Realty Partnership, L.P. as tenants in common ("Trustor"), Chicago
                      Title Company ("Trustee"), and Tokai Bank of California ("Beneficiary"), made to be effective on June 12, 1996.

10.36           (9)   Agreement of Purchase and Sale by and between Loan Asset Structured Trust I, a Delaware trust ("Seller") and G&L Medical Partnership, L.P., a Delaware limited partnership
                      ("Buyer"), dated August 29, 1996.

10.37           (9)   Grant Deed in which Loan Asset Structured Trust I, a Delaware trust ("Grantor"), grants certain real property to G&L Medical Partnership, L.P., a Delaware limited partnership
                      ("Grantee"), recorded August 30, 1996.

10.38           (10)  Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property Acquisition Trust I, a Delaware business trust, for the purpose of creating a Limited Liability Company to be named GLN Capital Co., LLC, dated as of November 25, 1996.

10.39           (10)  Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and PHP Healthcare Corporation, a Delaware corporation, for the purpose of creating a Limited Liability Company to be named GL/PHP, LLC, dated as of February 26,
                      1997.

10.40           (10)  First Amendment To Limited Liability Company Agreement entered into as of March 31, 1997 by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property
                      Acquisition Trust I, a Delaware business trust, for the purpose of amending that certain
                      Limited Liability Company Agreement of GLN Capital Co., LLC dated as of November 25, 1996.

10.41           (10)  Bond Purchase Agreement dated as of March 31, 1997 by and between GLN Capital Co., LLC (as
                      Buyer) and G&L Realty Partnership, L.P. (as Seller).

10.42           (11)  Option Agreement, dated February 28, 1997, by and among G&L Realty Partnership, L.P., GLN
                      Capital Co., LLC and PHP Healthcare Corporation

10.43           (13)  First Amendment To Revolving Loan Agreement by and between G&L Realty Partnership, L.P., a
                      Delaware limited partnership ("Borrower") and Tokai Bank of California, a California banking corporation ("Lender"), dated as of May 7, 1997.

10.44           (13)  Loan and Security Agreement by GLN Capital Co., LLC, a Delaware limited liability Company, and G&L Realty Partnership, L.P., a Delaware limited partnership, dated as of June 1, 1997.

(C)   EXHIBITS - (CONTINUED FROM PREVIOUS PAGE)


Exhibit No.     Note                                         Description
-----------     ----  --------------------------------------------------------------------------------------------

10.45           (14)  First Amendment to GL/PHP, LLC Limited Liability Company Agreement by and among G&L Realty
                      Partnership, L.P., a Delaware limited partnership (the "Retiring Manager"), G&L Realty
                      Partnership, L.P., a Delaware limited partnership ("G&L Member"), and G&L Management
                      Delaware Corp., a Delaware corporation ("Manager Member"), made as of August 15, 1997.

10.46           (14)  Lease Agreement between GL/PHP, a Delaware limited liability company (the "Landlord") and
                      Pinnacle Health Enterprises, LLC, a Delaware limited liability company wholly owned by PHP
                      Healthcare Corporation, a Delaware corporation (the "Tenant"), dated August 15, 1997

10.47           (14)  Guaranty of Lease by PHP Healthcare Corporation, a Delaware corporation (the "Guarantor"), dated February 15, 1997.

10.48           (14)  Non-Negotiable 8.5% Note Due July 31, 2007 in which G&L Realty Partnership, L.P., a Delaware limited partnership (the "Maker"), promises to pay to PHP Healthcare Corporation (the
                      "Payee") the principal sum of $2,000,000.00, dated August 15, 1997.

10.49           (14)  Mortgage Note in which GL/PHP, LLC a Delaware limited liability company (the "Maker")
                      promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, the principal sum of $16,000,000.00, dated August 15, 1997.

10.50           (14)  Mortgage, Assignment of Leases and Rents and Security Agreement by GL/PHP, LLC a Delaware
                      limited liability company (the "Mortgagor") to Nomura Asset Capital Corporation, a Delaware
                      corporation (the "Mortgagee"), dated August 15, 1997.

10.51           (14)  Assignment of Leases and Rents by GL/PHP, LLC a Delaware limited liability company (the
                      "Assignor") to Nomura Asset Capital Corporation, a Delaware corporation (the "Assignee"), dated August 15, 1997.

10.52           (14)  Environmental and Hazardous Substance Indemnification Agreement by GL/PHP, LLC a Delaware
                      limited liability company (the "Borrower") to Nomura Asset Capital Corporation, a Delaware
                      corporation (the "Lender"), dated August 15, 1997.

10.53           (16)  Purchase and Sale Agreement, dated October 1, 1997, by and between Hampden Nursing Homes,
                      Inc. and G&L Senior Care, LLC.

10.54           (16)  Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden
                      Holding Group, Inc.

10.55           (16)  Loan Commitment, dated October 23, 1997, by and between G&L Realty Partnership, L.P. and
                      Iatros Health Network, Inc.

10.56           (16)  Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden
                      Nursing Homes, Inc.

10.57           (16)  Guaranty of Lease, dated October 1, 1997, by Iatros Health Network, Inc.

10.58           (16)  Limited Liability Company Agreement of G&L Hampden, LLC.

10.59           (16)  Loan Agreement by and between Nomura Asset Capital Corporation and G&L Hampden, LLC.

10.60           (16)  Promissory Note in the amount of $6,000,000.00 given by G&L Hampden, LLC in favor of Nomura
                      Asset Capital Corporation.

10.61           (16)  Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing for each of the
                      3 Hampden Properties.

(C)   EXHIBITS - (CONTINUED FROM PREVIOUS PAGE)

Exhibit No.         Note                                                       Description
-----------         ----                --------------------------------------------------------------------------------------------

10.62               (17)                Operating Agreement of AV Medical Associates, LLC, dated as of September 25, 1997.

10.63               (17)                Real Estate Lease by and between AV Medical Associates, LLC and Hoag Memorial Hospital
                                        Presbyterian.

10.64               (17)                Assignment of Purchase Agreement and Development Management Agreement by and between G&L
                                        Realty Partnership, L.P., Centrium Associates LLC and M&Z Aliso Associates, LLC.

10.65               (17)                Amended and Restated Promissory Note in the Amount of $1,934,325.00 given by Hearthside
                                        Skilled Nursing Facility, LLC in favor of G&L Realty Partnership, L.P.

10.66               (17)                Amended and Restated Deed of Trust, Security Agreement, Fixture Filing with Assignment of
                                        Rents and Agreements, dated as of September 29, 1997, by and between Hearthside Skilled
                                        Nursing Facility, LLC and G&L Realty Partnership, L.P.

10.67               (17)                Amended and Restated Assignment of Leases and Rents, dated as of September 29, 1997, by and between Hearthside Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.

10.68               (17)                Promissory Note in the Amount of $2,799,490.00 given by Valley Convalescent, LLC in favor of
                                        G&L Realty Partnership, L.P.

10.69               (17)                Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty
                                        Partnership, L.P.

10.70               (17)                Assignment of Leases and Rents, dated as of August 29, 1997, by and between Valley
                                        Convalescent, LLC and G&L Realty Partnership, L.P.

10.71               (17)                Promissory Note in the amount of $870,000.00 given by Burley Skilled Nursing Facility, LLC in favor of G&L Realty Partnership, L.P.

10.72               (17)                Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of September 29, 1997, by and between Burley Skilled Nursing Facility, LLC and G&L
                                        Realty Partnership, L.P.

10.73               (17)                Assignment of Leases and Rents, dated as of September 29, 1997, by and between Burley
                                        Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.

10.74               (17)                Promissory Note in the amount of $115,272.00 given by Valley Living Center, LLC in favor of
                                        G&L Realty Partnership, L.P.

10.75               (17)                Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of September 29, 1997, by and between Valley Living Center, LLC and G&L Realty
                                        Partnership, L.P.

10.76               (17)                Assignment of Leases and Rents, dated as of September 29, 1997, by and between Valley Living
                                        Center, LLC and G&L Realty Partnership, L.P.

11                                      Computation of Per Share Earnings

21                                      Subsidiaries of the registrant.

27                                      Financial Data Schedule

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

c)  Management contract or compensatory plan or arrangement.

                                   SIGNATURE
                                   ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     G&L REALTY CORP.



Date: May 13, 1998                 By:           /s/ Quentin Thompson
                                        -------------------------------------
                                                     Quentin Thompson
                                                     Secretary, Treasurer
                                                     and Chief Accounting and
                                                     Financial Officer