Form 10-Q
period 1998-06-30
G&L REALTY CORP
filed 1998-08-13
CIK 912240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------

                                   FORM 10-Q
(MARK ONE)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

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

     The number of shares outstanding of the Registrant's Common Stock as of August 12, 1998 was 4,093,700 shares.


================================================================================

                                G&L REALTY CORP.

                                     INDEX

                                                                                                           PAGE
PART I          FINANCIAL INFORMATION                                                                     NUMBER
    Item 1      Financial Statements
                  Condensed Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
                   December 31, 1997...................................................................        3
                  Condensed Consolidated Statements of Operations for the Three Month and
                   Six Month Periods Ended June 30, 1998 and 1997 (unaudited)..........................        4
                  Condensed Consolidated Statements of Cash Flows for the Six Month Periods
                   Ended June 30, 1998 and 1997 (unaudited)............................................      5-6
                  Notes to Condensed Consolidated Financial Statements (unaudited).....................      7-15
     Item 2     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations............................................................................     16-20
PART II         OTHER INFORMATION
     Item 1     Legal Proceedings......................................................................        20
     Item 2     Changes in Securities..................................................................        20
     Item 3     Defaults Upon Senior Securities........................................................        20
     Item 4     Submission of Matters to a Vote of Security Holders....................................        20
     Item 5     Other Information......................................................................        20
     Item 6     Exhibits and Reports on Form 8-K.......................................................     21-26

Signature       .......................................................................................        27

                               G&L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                June 30,            December 31,
                                                                                  1998                  1997
                                                                             -----------------------------------
                                                                              (Unaudited)
                                    ASSETS
                                    ------
Rental properties (Note 3):
   Land                                                                         $ 30,482              $ 27,470
   Building and improvements, net                                                124,006               111,312
                                                                                --------              --------
      Total rental properties                                                    154,488               138,782
Cash and cash equivalents                                                         10,675                13,609
Restricted cash                                                                    3,680                 7,745
Tenant rent and reimbursements receivable, net                                     1,842                 1,333
Unbilled rent receivable, net                                                      1,981                 1,815
Other receivables, net                                                               443                   972
Mortgage loans and bonds receivable, net                                          19,002                14,098
Investments in unconsolidated affiliates (Note 6)                                 10,343                 8,591
Deferred charges and other assets, net (Note 4)                                    5,315                 2,435
                                                                                --------              --------
  TOTAL ASSETS                                                                  $207,769              $189,380
                                                                                ========              ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
LIABILITIES:
   Notes payable                                                                $115,865              $ 95,172
   Accounts payable and other liabilities                                          1,723                 1,920
   Distributions payable                                                           1,799                 1,801
   Tenant security deposits                                                        1,108                 1,046
                                                                                --------              --------
      Total liabilities                                                          120,495                99,939

Commitments and Contingencies (Note 8)                                               ---                   ---

Minority interest in consolidated affiliates                                      (2,094)               (2,399)
Minority interest in Operating Partnership                                         2,670                 2,916

STOCKHOLDERS' EQUITY (Note 5):
   Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
     . Series A Preferred - 1,495,000 shares issued and outstanding as of
        June 30, 1998 and December 31, 1997                                           15                    15
     . Series B Preferred - 1,380,000 shares issued and outstanding as of
        June 30, 1998 and December 31, 1997                                           14                    14
   Common shares - $.01 par value, 50,000,000 shares
    authorized, 4,113,700 and 4,120,100 shares issued and
    outstanding as of June 30, 1998 and December 31, 1997, respectively               41                    41
   Additional paid-in capital                                                     91,457                91,656
   Distributions in excess of net income                                          (4,829)               (2,802)
                                                                                --------              --------
        Total stockholders' equity                                                86,698                88,924
                                                                                --------              --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $207,769              $189,380
                                                                                ========              ========

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                         For the Three Month              For the Six Month
                                                        Period Ended June 30,           Period Ended June 30,
                                                        1998            1997            1998             1997
                                                      ----------------------------------------------------------
REVENUES:
   Rental                                              $6,113          $4,903          $11,995          $ 9,413
   Tenant reimbursements                                  209             146              338              395
   Parking                                                374             358              733              718
   Interest, loan fees and related income               1,267             810            2,323            2,385
   Other                                                  113              28              171              137
                                                       ------          ------          -------          -------
           Total revenues                               8,076           6,245           15,560           13,048
                                                       ------          ------          -------          -------

EXPENSES:
   Property operations                                  1,506           1,501            2,917            3,167
   Depreciation and amortization                        1,083             830            2,143            1,615
   Interest                                             2,093           2,441            4,009            5,076
   General and administrative                             734             529            1,423            1,007
                                                       ------          ------          -------          -------
           Total expenses                               5,416           5,301           10,492           10,865
                                                       ------          ------          -------          -------
Income (loss) from operations                           2,660             944            5,068            2,183

Equity in earnings of unconsolidated affiliates           101             520              153              572
Minority interest in consolidated affiliates              (69)            (46)            (115)             (95)
Minority interest in Operating Partnership                (95)           (136)            (143)            (272)
                                                       ------          ------          -------          -------
Net income                                             $2,597          $1,282          $ 4,963          $ 2,388
                                                       ======          ======          =======          =======

Per share data:
    Basic                                              $ 0.19          $ 0.19          $  0.33          $  0.46
                                                       ======          ======          =======          =======
    Fully diluted                                      $ 0.19          $ 0.19          $  0.32          $  0.46
                                                       ======          ======          =======          =======

Weighted average shares outstanding:
    Basic                                               4,122           4,006            4,124            4,035
                                                       ======          ======          =======          =======
    Fully diluted                                       4,163           4,102            4,177            4,139
                                                       ======          ======          =======          =======

    See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                  Six Months Ended June 30,
                                                                                  1998                1997
                                                                               -----------------------------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                 $  4,963           $  2,388
      Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                                 2,143              1,615
      Amortization of deferred loan costs                                              86                401
      Minority interests                                                              258                367
      Equity in income from affiliates                                               (153)              (405)
      Gain on sale of assets held for sale                                            ---               (556)
      Unbilled rent receivable, net                                                  (166)              (139)
      Allowance for doubtful notes and accounts receivable                            ---                212
         (Increase) decrease in:
         Other receivables                                                            529               (736)
         Tenant rent and reimbursements receivable                                   (509)              (320)
         Prepaid expense and other assets                                            (321)              (267)
         Accrued interest receivable and loan fees                                   (761)               192
      Increase (decrease) in:
         Accounts payable and other liabilities                                      (197)               202
         Tenant security deposits                                                      62                 10
                                                                                 --------           --------
Net cash provided by operating activities                                           5,934              2,964
                                                                                 --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of rental properties                                                  (17,128)           (22,384)
Additions to rental properties                                                       (651)              (613)
Proceeds from sale (acquisition) of assets available for sale                         ---              4,520
Pre-acquisition costs                                                                (295)               ---
Return of pre-acquisition deposits                                                    ---                 17
Construction-in-progress                                                           (1,697)               ---
Leasing commissions                                                                  (289)               (42)
Investment in notes and bonds receivable (net)                                     (5,159)           (14,208)
Principal reductions received on notes receivable                                   1,016                ---
Investments in affiliates, net of cash distributions received                      (1,599)            (2,038)
                                                                                 --------           --------
Net cash used in investing activities                                             (25,802)           (34,748)
                                                                                 --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                                             29,032             33,963
Repayment of notes payable                                                         (8,339)           (33,663)
Deferred financing costs                                                             (434)              (367)
Decrease (increase) in restricted cash                                              4,065               (186)
Sale (purchase) of preferred stock and preferred partnership units                    ---             35,415
Sale (purchase) of common stock and partnership units                                (199)              (925)
Minority interest equity contribution                                                 209                858
Distributions                                                                      (7,400)            (3,475)
                                                                                 --------           --------
Net cash provided by financing activities                                          16,934             31,620
                                                                                 --------           --------

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                  Six Months Ended June 30,
                                                                                   1998               1997
                                                                                  -------------------------
                                                                                         (Unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (2,934)              (164)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     13,609                265
                                                                                  -------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $10,675            $   101
                                                                                  =======            =======
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                                          $ 4,289            $ 4,283
                                                                                  =======            =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
During the period, the Company sold Series A and B Bonds for the following consideration:
       Assignment of note payable                                                 $  ---             $14,000
       Increase in other receivables                                                                   4,500
       Investment in affiliate                                                                         3,165
                                                                                                     -------
                                                                                                     $21,665
                                                                                                     =======

Distributions declared not yet paid                                               $ 1,799            $ 1,621
                                                                                  =======            =======

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

          G&L Realty Partnership, L.P., a Delaware limited partnership
            (the "Operating Partnership")
          G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the "Realty Financing Partnership")*
          G&L Medical Partnership, L.P., a Delaware limited partnership
            (the "Medical Partnership")*
          G&L Gardens, LLC, an Arizona limited liability company
            ("Maryland Gardens")*
          435 North Roxbury Drive, Ltd., a California limited partnership
            (the "Roxbury Partnership")
          GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*
          G&L Hampden, LLC, a Delaware limited liability company ("Hampden")* G&L Valencia, LLC, a California limited liability company ("Valencia") G&L Tustin, LLC, a California limited liability company ("Tustin")* G&L Holy Cross, LLC, a California limited liability company ("Holy
            Cross")*
          G&L Burbank, LLC, a California limited liability company ("Burbank")* GLH Pacific Gardens, LLC, a California limited liability company
            ("Pacific Gardens")

   * The Realty Financing Partnership, the Medical Partnership, Maryland Gardens, GL/PHP, Hampden, Tustin, Holy Cross, and Burbank are herein collectively referred to as the "Financing Entities" and individually as a "Financing Entity."

  The Company, as the sole general partner and as owner of an approximately 89% ownership interest, controls the Operating Partnership. The Company controls the Financing Entities through wholly owned subsidiaries incorporated either in the State of Delaware or the State of California (collectively, the "Subsidiaries" and individually, a "Subsidiary"). Each Subsidiary either (i) owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity or (ii) owns no interest and acts as the manager of the Financing Entity. The remaining 99% ownership interest in each Financing Entities which are owned 1% by a Subsidiary is owned by the Operating Partnership, acting as sole limited partner or member.

  References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner), Valencia (in which the Operating Partnership owns an 80% membership interest and is the sole managing member) and Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is the sole managing member).

  In addition to the Subsidiaries, the Company also owns interests in various unconsolidated affiliates. Although the Company's investment represents a significant portion of the capital of such unconsolidated affiliates and the Company exercises significant influence over the activities of these entities, the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of these entities in the

                               G&L REALTY CORP.

                                 (UNAUDITED)


consolidated financial statements of the Company. The entities in which the Company has unconsolidated financial interests are as follows:

  . GLN Capital Co., LLC ("GLN Capital"), a Delaware limited liability company formed in 1996. GLN Capital is owned 49.9% by the Operating Partnership and 50.1% by an affiliate of Nomura Asset Capital Corp. ("Nomura"). The purpose of GLN Capital is to fund loans to the senior care industry.

  . Valley Convalescent, LLC ("Valley Convalescent") is a California limited liability company formed by the Company, through the Operating Partnership, and Continuum Health Incorporated, a Delaware corporation ("Continuum"). Both the Operating Partnership and Continuum hold a 50% ownership interest in Valley Convalescent. Continuum is the managing member of Valley Convalescent, which was formed for the purpose of acquiring Valley Convalescent Center located in El Centro, California.

  . AV Medical Associates, LLC ("AV Medical") is a California limited liability company formed by the Company through the Operating Partnership, and M&Z Aliso Associates, LLC, a California limited liability company ("M&Z Aliso"). Both the Operating Partnership and M&Z Aliso hold a 50% ownership interest in AV Medical. M&Z Aliso Associates, LLC is the managing member of AV Medical which was formed for the purpose of acquiring a vacant parcel of land in Aliso Viejo, California upon which AV Medical is currently constructing a 33,000 square foot, three story medical office building ("MOB") which has been preleased to an investment grade hospital owner/operator.

  . G&L/M&Z Aliso Partners ("Aliso Partners") is a California general partnership formed by the Company through the Operating Partnership, and M&Z Aliso Associates, LLC, a California limited liability company. Both the Operating Partnership and M&Z Aliso hold a 50% ownership interest in Aliso Partners. M&Z Aliso is the managing member of Aliso Partners which was formed for the purpose of acquiring a vacant parcel of land in Aliso Viejo, California upon which the partners are currently constructing a 52,000 square foot retail building.

  . G&L - Grabel, San Pedro, LLC ("San Pedro") is a California limited liability company, formed on March 10, 1998 by the Company through the Operating Partnership, and Gary Grabel, an experienced MOB manager. Both the Operating Partnership and Gary Grabel, who is the managing member, hold a 50% interest in San Pedro. San Pedro was formed for the purpose of acquiring four MOBs located at 1360 West 6/th/ street in San Pedro, California.

  . G&L Penasquitos, LLC ("Penasquitos LLC") is a California limited liability company, formed by the Company on April 24, 1998, through the Operating Partnership, and Parsons House, LLC, a California limited liability company ("Parsons"). The Company and Parsons contributed to Penasquitos LLC 75% and 25% of the equity, respectively. However, the initial ownership interests of the parties will be adjusted to 50% as each partner receives a return of its initial capital contribution through preferred distributions. Penasquitos LLC was formed for the purpose of acquiring and converting a building located in Rancho Penasquitos, California into a senior care facility.

  . G&L Penasquitos, Inc. ("Penasquitos Inc.") is a California corporation formed on April 21, 1998 by the Company, through the Operating Partnership, and Parsons House, LLC, a California limited liability company . The Company owns 75% of the total equity in Penasquitos Inc. in the form of non-voting preferred stock. Parsons holds 25% of the total equity and all of the voting common stock. Penasquitos Inc. was formed for the purpose of operating a senior care facility to be built in Rancho Penasquitos, California.

  . GLH Pacific Gardens Corp. ("Pacific Gardens Corp.") is a California corporation formed on June 25, 1998 by the Company, through the Operating Partnership, and American Senior Care, Inc., a California corporation ("American"). The Company owns 93% of the total equity in Pacific Gardens Corp. in the form of non-voting preferred stock. American Senior Living holds 7% of the total equity and all of the voting common stock. Pacific Gardens Corp. was formed for the purpose of operating a senior care facility located in Santa Monica, California, which was purchased by the Company. As of June 30, 1998, there was no activity in Pacific Gardens Corp.

                               G&L REALTY CORP.

                                 (UNAUDITED)


  GLN Capital, Valley Convalescent, AV Medical, Aliso Partners, San Pedro, Penasquitos Inc., Penasquitos LLC and Pacific Gardens Corp. are herein collectively referred to as the "Unconsolidated Affiliates" and individually as "Unconsolidated Affiliate".


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - The Company is a self-administered and self-managed real estate investment trust ("REIT") that finances, acquires, develops, manages and leases health care properties. The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare property consists of acquisitions, made either directly or through joint ventures, in MOBs or senior care facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions either directly or through GLN Capital.

     Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company. The interests in the Roxbury Partnership, Valencia and Pacific Gardens not owned by the Company have been reflected in minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior period amounts have been reclassified to conform to the current period's financial statement presentation.

     The information presented as of and for the three month and six month periods ended June 30, 1998 and 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of results that might be expected for the full fiscal year.

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

     The Condensed Consolidated Balance Sheets reflect the combined assets and liabilities of the Company. The Condensed Consolidated Statements of Operations include the operating results of the Company for the three months and six months ended June 30, 1998 and 1997. The Condensed Consolidated Statements of Cash Flows have been prepared to reflect the operations of the Company for the six months ended June 30, 1998 and 1997.

     Per Share Data - Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options to purchase shares of common stock granted under the Company's 1993 Stock Incentive Plan, as amended. As of June 30, 1998 and 1997 there were approximately 233,500 and 371,500 stock options outstanding with weighted average exercise prices of $14.49 and $12.11, respectively. The weighted average share price for the three months ended June 30, 1998 and 1997 was $17.57 and $16.33, respectively. Based upon the number and amounts of vested and unvested options outstanding, the dilutive effect on the Company's outstanding shares for the three months ended June 30, 1998 and 1997 is 40,728 and 96,420 shares, respectively.

                               G&L REALTY CORP.

                                 (UNAUDITED)


3.  BUILDINGS AND IMPROVEMENTS

     Buildings and improvements consist of the following:

                                                               June 30,            December 31,
                                                                 1998                   1997
                                                              --------------------------------
                                                                        (in thousands)
Buildings and improvements................................     $132,742               $118,799
Tenant improvements.......................................        5,408                  4,946
Furniture, fixtures and equipment.........................        1,990                  1,628
                                                               --------               --------
                                                                140,140                125,373
Less accumulated depreciation and amortization............      (16,134)               (14,061)
                                                               --------               --------
        Total.............................................     $124,006               $111,312
                                                               ========               ========

  Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

        Buildings and improvements...................   40 years
        Tenant improvements..........................   Life of lease
        Furniture, fixtures and equipment............   5 to 7 years

  Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all external costs directly related to acquisitions are capitalized.


4.  DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consist of the following:

                                                       June 30,              December 31,
                                                         1998                    1997
                                                      -----------------------------------
                                                                (in thousands)
     Deferred financing costs.....................     $2,078                  $1,669
     Construction-in-progress.....................      1,997                     300
     Pre-acquisition costs........................        295                     ---
     Leasing commissions..........................        870                     581
     Prepaid expense and other assets.............        594                     273
                                                       ------                  ------
                                                        5,834                   2,823
     Less accumulated amortization................       (519)                   (388)
                                                       ------                  ------
             Total................................     $5,315                  $2,435
                                                       ======                  ======

                               G&L REALTY CORP.

                                 (UNAUDITED)


5.  STOCKHOLDERS' EQUITY AND DEBT OUTSTANDING

     The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its shareholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, shareholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the six month period ended June 30, 1998 and for the year ended December 31, 1997:

                                                                            June 30,       December 31,
                                                                              1998             1997
                                                                           ---------------------------
                                                                                (in thousands)
Distributions in excess of net income
  at beginning of period..............................................     $(2,802)           $(1,303)
Net income during period..............................................       4,963              6,561
Less: Distributions declared..........................................      (6,990)            (8,060)
                                                                           -------            -------
Distributions in excess of net income.................................     $(4,829)           $(2,802)
                                                                           =======            =======

     At various times during the six months ended June 30, 1998 the Company repurchased a total of 32,900 shares of the Company's Common Stock at an average price of approximately $17.07 per share.

                               G&L REALTY CORP.

                                 (UNAUDITED)


6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in
Note 1. The following table provides a summary of the Company's investment in each of these entities as of June 30, 1998. (In thousands).

                                       GLN         Valley         AV       Aliso       San      Penasquitos   Penasquitos
                                     Capital    Convalescent    Medical   Partners    Pedro         LLC          Inc.        Total
                                     -----------------------------------------------------------------------------------------------

Opening balance at beginning of
 period............................  $ 2,730       $  311      $  600       $550     $   ---       $---          $---      $ 4,191
Equity in earnings of affiliates...      112           41         ---        ---         ---        ---           ---          153
Cash contributions.................                               ---        ---       6,300        966           270        7,536
Return of capital and cash
 distributions.....................   (2,166)         (36)        ---        ---      (5,100)       ---           ---       (7,302)
                                     -------       ------      ------       ----     -------       ----          ----      -------
Equity, before inter-company
 adjustments.......................      676          316         600        550       1,200        966           270        4,578
                                     -------       ------      ------       ----     -------       ----          ----      -------
Intercompany transactions:
       Adjustments/eliminations....                                                     (149)                                 (149)
       Receivable, net.............      166        2,945       2,690         80         ---         33           ---        5,914
                                     -------       ------      ------       ----     -------       ----          ----      -------
Investment in unconsolidated
 affiliates........................  $   842       $3,261      $3,290       $630     $ 1,051       $999          $270      $10,343
                                     =======       ======      ======       ====     =======       ====          ====      =======

                               G&L REALTY CORP.

                                 (UNAUDITED)


  Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the six months ended June 30, 1998. (In thousands).

                                          GLN        Valley         AV       Aliso      San    Penasquitos   Penasquitos
                                        Capital   Convalescent   Medical   Partners    Pedro       LLC          Inc.         Total
                                        --------------------------------------------------------------------------------------------

Financial Position:
------------------
    Land..............................  $  ---     $   382     $ 1,738     $ 3,107   $ 1,882    $    ---       $---        $  7,109
    Buildings.........................     ---       2,709         ---         ---     4,361         ---        ---           7,070
    Notes and bonds receivable, net...   1,406         ---         ---         ---      ---          ---        ---           1,406
    Other assets......................     103         438       1,772       1,286       258       3,937        360           8,154
    Notes payable.....................     ---      (2,799)     (2,669)     (3,215)   (4,930)     (2,617)        ---        (16,230)

    Other liabilities.................    (166)        (35)        (41)        (78)     (164)        (32)        ---           (516)
                                        ------     -------     -------     -------   -------     -------        ----       --------
Net assets............................  $1,343     $   695     $   800     $ 1,100   $ 1,407     $ 1,288        $360       $  6,993
                                        ======     =======     =======     =======   =======     =======        ====       ========

Partner's equity:
----------------
    G&L Realty Partnership, L.P.......  $  676     $   316     $   600     $   550   $ 1,200     $   966        $270       $  4,578
    Others............................     667         379         200         550       207         322          90          2,415
                                        ------     -------     -------     -------   -------     -------        ----       --------
Total equity..........................  $1,343     $   695     $   800     $ 1,100   $ 1,407     $ 1,288        $360       $  6,993
                                        ======     =======     =======     =======   =======     =======        ====       ========

Operations:
----------
    Revenues..........................  $  277     $   300     $   ---    $    ---   $   316     $   ---        $---       $    893
    Expenses..........................      53         202         ---         ---       340         ---         ---            595
                                        ------     -------     -------    --------   -------     -------        ----       --------
Net income............................  $  224     $    98     $   ---         ---   $   (24)        ---         ---       $    298
                                        ======     =======     =======    ========   =======     =======        ====       ========

Allocation of net income:
------------------------
    G&L Realty Partnership, L.P.......  $  112     $    41     $   ---    $    ---   $   ---     $   ---        $---       $    153
    Others............................     112          57         ---         ---       (24)        ---         ---            145
                                        ------     -------     -------    --------   -------     -------        ----       --------
Net income............................  $  224     $    98     $   ---    $    ---   $   (24)    $   ---        $---       $    298
                                        ======     =======     =======    ========   =======     =======        ====       ========

                               G&L REALTY CORP.

                                 (UNAUDITED)


7.    SEGMENT INFORMATION

  The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties.
Investments in healthcare property consists of acquisitions, made either directly or indirectly through joint ventures, in MOBs or senior care facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions either directly or through GLN Capital. The tables on the following pages reconcile the Company's income and expense activity for the six months ended June 30, 1998 and 1997 and balance sheet data as of June 30, 1998.

             1998 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION
                    For the six months ended June 30, 1998

                                                              Property         Debt
                                                            Investments    Obligations        Other           Total
                                                           ---------------------------------------------------------
                                                                                (In thousands)
Revenue:
     Rents, tenant reimbursements and parking............     $13,066       $    ---        $   ---          $13,066
     Interest, loan fees and related revenues............         109          1,819            395            2,323
     Other...............................................         152              4             15              171
                                                              -------         ------        -------          -------
          Total revenues.................................     $13,327         $1,823        $   410          $15,560
                                                              -------         ------        -------          -------
Expenses:
     Property operations.................................       2,866             51            ---            2,917
     Depreciation and amortization.......................       2,113            ---             30            2,143
     Interest............................................         ---            ---          4,009            4,009
     General and administrative..........................         ---            ---          1,423            1,423
                                                              -------         ------        -------          -------
          Total expenses.................................       4,979             51          5,462           10,492
                                                              -------         ------        -------          -------
Income from operations before minority interests.........     $ 8,348         $1,772        $(5,052)         $ 5,068
                                                              =======         ======        =======          =======


             1997 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION
                    For the six months ended June 30, 1997

                                                              Property         Debt
                                                            Investments    Obligations        Other           Total
                                                           ---------------------------------------------------------
                                                                                (In thousands)
Revenue:
     Rents, tenant reimbursements and parking............     $10,526         $  ---        $   ---          $10,526
     Interest, loan fees and related revenues............          54          2,288             43            2,385
     Other...............................................         110            ---             27              137
                                                              -------         ------        -------          -------
          Total revenues.................................      10,690          2,288             70          $13,048
                                                              -------         ------        -------          -------
Expenses:
     Property operations.................................       3,086             81            ---            3,167
     Depreciation and amortization.......................       1,587            ---             28            1,615
     Interest............................................         ---            ---          5,076            5,076
     General and administrative..........................         ---            ---          1,007            1,007
                                                              -------         ------        -------          -------
          Total expenses.................................       4,673             81          6,111           10,865
                                                              -------         ------        -------          -------
Income from operations before minority interests.........     $ 6,017         $2,207        $(6,041)         $ 2,183
                                                              =======         ======        =======          =======

                               G&L REALTY CORP.

                                 (UNAUDITED)


             1998 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION
                              As of June 30, 1998

                                                         Property         Debt
                                                       Investments    Obligations       Other          Total
                                                     ------------------------------------------------------------
                                                                          (In thousands)
Rental properties..................................      $154,488        $   ---        $   ---       $154,488
Mortgage loans and bonds receivable, net...........           ---         19,002            ---         19,002
Other assets.......................................        10,856            216         23,207         34,279
                                                         --------        -------        -------       --------
         Total assets..............................      $165,344        $19,218        $23,207       $207,769
                                                         ========        =======        =======       ========

Other assets:
     Cash and cash equivalents.....................      $    ---        $   ---        $10,675       $ 10,675
     Restricted cash...............................         3,680            ---            ---          3,680
     Tenant rent and reimbursements
      receivable, net..............................         1,842            ---            ---          1,842
     Unbilled rent receivable, net.................         1,981            ---            ---          1,981
     Other receivables, net........................           195            216             32            443
     Investment in unconsolidated affiliates.......           ---            ---         10,343         10,343
     Deferred financing costs, net.................           ---            ---          1,799          1,799
     Pre-acquisition costs.........................           ---            ---            295            295
     Construction in progress......................         1,997            ---            ---          1,997
     Deferred lease costs, net.....................           630            ---            ---            630
     Prepaid expense and other.....................           531            ---             63            594
                                                         --------        -------        -------       --------
         Total other assets........................      $ 10,856        $   216        $23,207       $ 34,279
                                                         ========        =======        =======       ========

8.    COMMITMENTS AND CONTINGENCIES

  Neither the Company, any of its consolidated or unconsolidated affiliates, nor any of the assets within their respective portfolios of MOBs, senior care facilities, parking facilities, and retail space is currently a party to any material litigation.

9.    SUBSEQUENT EVENTS


  On July 31, 1997, the Company purchased undeveloped land located in Yorba Linda, California for approximately $920,000 upon which the Company plans to construct a senior care facility. On August 6, 1998, the Company, through a wholly-owned subsidiary, purchased a senior care facility located in Hoquiam, Washington for $3.25 million.

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

Results of Operations
---------------------

  Comparison of the Six Month Period Ended June 30, 1998 versus the Six Month Period Ended June 30, 1997.

  Total revenues increased by $2.5 million, or 19%, from $13.0 million for the six months ended June 30, 1997, to $15.5 million for the same period in 1998. Rents, tenant reimbursements and parking revenues increased an aggregate $2.5 million, or 24%, from a combined total of $10.5 million for the six months ended June 30, 1997, to $13.0 million for the same period in 1998. Two million of the aggregate increase in rents, tenant reimbursements and parking revenues was related to the acquisition of $23.2 million in rental properties and the remaining 19.5% interest in six New Jersey medical office buildings ("MOB") since June 30, 1997. Interest, loan fees and related revenues derived from loans secured by senior care facilities decreased $0.1 million, or 3%, from $2.4 million for the six months ended June 30, 1997 to $2.3 million for the same period in 1998, primarily due to the $0.6 million gain from the sale of bonds on March 31, 1997. Excluding this gain on the sale of bonds, interest, loan fees and related revenue increased $0.5 million, or 28%, from $1.8 million for the six months ended June 30, 1997 to $2.3 million for the same period in 1998. Of this increase, $0.3 million related to interest earned on excess cash from the November 1997 Series B Preferred Stock offering and the April 1998 debt refinancing and $0.2 million was attributable to interest earned on a $4.7 million senior care loan funded by the Company in December 1997.

  Total expenses decreased by $0.4 million, or 4%, from $10.9 million for the six months ended June 30, 1997, to $10.5 million for the same period in 1998. Property operating expenses decreased $0.3 million, or 9%, from $3.2 million for the six months ended June 30, 1997, to $2.9 million for the same period in 1998, despite a $0.1 million increase in operating costs related to five MOBs acquired in March 1998. This reduction is part of management's ongoing efforts to reduce property operating costs and includes a $0.1 million reduction of property taxes as a result of the Company's successful efforts in appealing the assessed value of its properties. Furthermore, the $18.8 million in properties acquired between June 30 and December 31, 1997 were leased on a triple-net basis, thus the Company incurred no operating costs related to these buildings.
Depreciation and amortization increased $0.5 million, or 31%, from $1.6 million for the six months ended June 30, 1997 to $2.1 million for the same period in 1998. Of this increase, $0.3 million was attributable to property acquisitions made by the Company since June 30, 1997. The remaining $0.2 million increase consisted of building and tenant improvements, non-real estate assets and the amortization of leasing commissions. Interest expense decreased $1.1 million, or 22%, from $5.1 million for the six months ended June 30, 1997, to $4.0 million for the same period in 1998. This decrease in interest expense was attributable to the reduction of $40 million of the Company's notes payable which were paid down with the net proceeds of the two preferred stock offerings in 1997 totaling $71.9 million and the write-off of loan costs associated with these notes payable. General and administrative expense increased by $0.4 million, or 41%, from $1.0 million for the six months ended June 30, 1997 to $1.4 million in for the same period in 1998. This increase is related to the Company's addition of acquisition, development and support personnel.

  Net income increased $2.6 million, or 108%, from $2.4 million for the six months ended June 30, 1997 to $5.0 million for the same period in 1998. This change is primarily due to the $2.6 million increase in rental revenues and the $0.4 million decrease in total expenses offset by a decrease in equity in earnings from unconsolidated affiliates of $0.4 million.

Liquidity and Capital Resources
-------------------------------

  As of June 30, 1998, the Company's net investment in real estate assets totaled approximately $154.5 million, $10.3 million in joint ventures and $19.0 million invested in notes. Of the $19.0 million of notes receivable, $17.9 million are secured by healthcare facilities located in Oregon, California, Idaho and Maryland.

  The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs and senior care lending activities and primarily consist of Funds from Operations ("FFO") less dividends (see discussion below of FFO). In addition to the recently completed preferred stock offerings, the Company's external sources of capital consist of various secured loans. The Company's ability to expand its MOB and senior care lending operations requires continued access to capital to fund new investments.

  The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first and second quarter of 1998 in the amount of $0.39 per share which was paid on April 15 and July 15, 1998 to shareholders of record on March 31 and June 30, 1998, respectively. The Company also paid a monthly dividend to holders of the Company's Preferred Stock on the fifteenth day of each month during the year to stockholders of record on the first day of each month. The dividend paid to holders of the Company's Series B Preferred Stock on January 15, 1998 was approximately $0.33 per share which represents the cumulative dividend due Series B shareholders from the offering date on November 12, 1997 through December 31, 1997. The Company declared dividends of $3.6 million to holders of the Company's Common Stock in the first six months of 1998 while the Company earned $3.3 million in FFO. However, for the three months ended June 30, 1998, the Company declared dividends of $1.8 million while earning FFO of $1.9 million. The Company is actively seeking additional investments for the purpose of increasing FFO. However, there can be no assurances that the Company will be able to acquire such assets or if such assets are acquired and combined with the Company's other investments, will enable the Company to consistently produce a level of FFO at least equal to the current level of distributions.

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

Historical Cash Flows
---------------------

  The Company's net cash from operating activities increased $2.9 million, or 97%, from $3.0 million for the six months ended June 30, 1997 to $5.9 million for the same period in 1998. The increase of $2.9 million is due primarily to a $2.6 million increase in net income for the six months ended June 30, 1998 compared to the same period in 1997.

  Net cash used in investing activities decreased $8.9 million, or 26%, to $25.8 million for the six months ended June 30, 1998 from $34.7 million for the same period in 1997. The decrease was primarily due to a $5.2 million decrease in rental property acquisitions and a $9.0 million decrease in investments in notes receivable offset by a $4.5 million decrease in proceeds received from the sale of assets available for sale.

  Cash flows provided by financing activities decreased $14.7 million, or 47%, to $16.9 million for the six months ended June 30, 1998 from $31.6 million for the same period in 1997. The decrease is due primarily to a decrease in proceeds received from notes payable of $5.0 million, a decrease in restricted cash of $4.2 million, an increase in distributions of $3.9 million, a decrease in the sale of preferred stock of $35.4 million and a decrease in the repayment of notes payable of $25.4 million.

Year 2000
---------

  Many computers, software programs and other equipment, which utilize microprocessors (collectively referred to as "Systems" and individually as a "System"), process date sensitive data in the normal course of operations. Some of these Systems use a 2-digit field to designate the year. As the year 2000 approaches, these Systems may not be capable of distinguishing between events occurring in the year 1900 and the year 2000, and therefore these Systems may become inoperable or produce information that is unreliable.

  Internally, the Company relies on third party vendors for its computer hardware and software. Based upon management's communications with the Company's Systems vendors, management believes that the Company's hardware and software Systems are, or will be year 2000 compliant and that the Company's internal computer hardware and software Systems will not be materially impacted by this issue.

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

  The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 1997 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and six month periods ended June 30, 1998 and 1997.



                                G&L REALTY CORP.
                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)

                                                                   For the Three Month         For the Six Month
                                                                  Periods Ended June 30,     Periods Ended June 30,
                                                                    1998          1997         1998          1997
                                                                 --------------------------------------------------
                                                                                   (IN THOUSANDS)
FUNDS FROM OPERATIONS/(1)/
--------------------------
Net income.......................................................  $  2,597      $ 1,282      $  4,963     $  2,388
Minority interest in Operating Partnership.......................        95          136           143          272
                                                                   --------      -------      --------     --------
Income (loss) for Operating Partnership..........................     2,692        1,418         5,106        2,660
Depreciation of real estate assets...............................       976          796         1,931        1,547
Amortization of deferred lease costs.............................        39           20            70           40
Depreciation from unconsolidated affiliates......................         6            2            13            2
Adjustment for minority interest in consolidated affiliates......       (15)         (29)          (23)         (44)
Dividends on preferred stock.....................................    (1,803)        (192)       (3,775)        (192)
                                                                   --------      -------      --------     --------
FUNDS FROM OPERATIONS/(1)/.......................................  $  1,895      $ 2,015      $  3,322     $  4,013
                                                                   ========      =======      ========     ========
PER SHARE/UNIT FUNDS FROM OPERATIONS:
-------------------------------------
Basic                                                              $   0.41      $  0.45      $   0.72     $   0.89
                                                                   ========      =======      ========     ========
Fully diluted                                                      $   0.41      $  0.44      $   0.71     $   0.87
                                                                   ========      =======      ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING/(2)/
----------------------------------------
Basic                                                                 4,620        4,504         4,622        4,533
                                                                   ========      =======      ========     ========
Fully diluted                                                         4,661        4,600         4,675        4,631
                                                                   ========      =======      ========     ========

ADDITIONAL DATA
---------------
Cash flows:
-----------
      Operating activities.......................................     2,935        2,214         5,934        2,964
      Investing activities.......................................   (12,033)      (9,618)      (25,802)     (34,748)
      Financing activities.......................................    17,176        7,127        16,934       31,620

Capital expenditures
--------------------
      Building improvements......................................        41          167            94          269
      Tenant improvements........................................       427          217           442          337
      Furniture, fixtures & equipment............................       113          ---           115            7
      Leasing commissions........................................       245           28           289           42

Depreciation and amortization
-----------------------------
      Depreciation of real estate assets.........................       976          796         1,931        1,547
      Depreciation of non-real estate assets.....................        68           14           142           28
      Amortization of deferred lease costs.......................        39           20            70           40
      Amortization of capitalized financing costs................        47          235            86          401

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


                           PART II OTHER INFORMATION


Item 1.  Legal Proceedings.


          Neither the Company or any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of MOBs, senior care facilities, parking facilities, and retail space is currently a party to any material litigation.


Item 2   Changes in Securities.


          None.


Item 3   Defaults Upon Senior Securities.


          None.


Item 4   Submission of Matters to a Vote of Security Holders.


          On June 4, 1998, the Company held its 1998 Annual Meeting of Stockholders. The only item of business conducted was the election of directors.

          The seven directors elected at the Annual Meeting, to serve for the term ending at the next Annual Meeting of Stockholders or until their successors are duly elected and qualified or until they resign or are removed, were the following:

         NAME                          VOTES FOR          VOTES WITHHELD
         Daniel M. Gottlieb            3,781,633              24,874
         Steven D. Lebowitz            3,781,633              24,874
         Richard L. Lesher             3,781,633              24,874
         Leslie D. Michelson           3,781,633              24,874
         Reese L. Milner               3,781,633              24,874
         Charles P. Reilly             3,781,633              24,874
         S. Craig Tompkins             3,781,633              24,874


Item 5   Other Information.


          None.

Item 6 Exhibits and Reports on Form 8-K

Exhibit No.      Note                                                Description
-----------      ----       -----------------------------------------------------------------------------------------------
   3.1            (1)       Amended and Restated Articles of Incorporation of G&L Realty Corp.
   3.2            (3)       Amended and Restated Bylaws of G&L Realty Corp.
   10.1 (c)       (2)       Executive Employment Agreement between G&L Realty Corp. and Daniel M. Gottlieb.
   10.2 (c)       (2)       Executive Employment Agreement between G&L Realty Corp. and Steven D. Lebowitz.
   10.3           (2)       Agreement of Limited Partnership of G&L Realty Partnership, L.P.
   10.4 (c)       (1)       1993 Employee Stock Incentive Plan
   10.5           (1)       Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.
   10.8           (1)       Option Agreement for Purchase and Sale of 4955 Van Nuys Boulevard ("Sherman Oaks Medical
                            Plaza") by and between G&L Development and Arthur Gilbert, as Trustee of the Arthur Gilbert
                            and Rosalinde Gilbert 1982 Trust, dated as of October 29, 1993.
   10.8.2         (2)       Option Notice with respect to Sherman Oaks Medical Plaza.
   10.9.2         (1)       Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive,
                            Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of
                            October 29, 1993.
   10.11          (1)       Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty
                            Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29,
                            1993.
   10.12          (1)       Nomura Commitment Letter with respect to the Acquisition Facility.
   10.12.2        (3)       Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L Financing
                            Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of New York.
   10.13          (1)       Office Building Lease I between 405 North Bedford Drive, Ltd. and Saint John's Hospital and
                            Health Center dated October 12, 1987.
   10.14          (1)       Office Building Lease II between 405 North Bedford Drive, Ltd. and Saint John's Hospital and
                            Health Center dated as of October 12, 1987.
   10.15          (1)       Office Building Lease III between 405 North Bedford Drive, Ltd. and Saint John's Hospital and
                            Health Center dated as of December 1, 1987.
   10.16          (1)       Investment Banking and Financial Advisory Agreement between G&L Development and Gruntal & Co.,
                            Incorporated.
   10.17          (1)       Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                            Lebowitz and Milner Investment Corporation.
   10.18          (2)       Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                            Lebowitz and Reese L. Milner, II.

(C)   EXHIBITS - (CONTINUED FROM PREVIOUS PAGE)

Exhibit No.      Note                                                Description
-----------      ----       -----------------------------------------------------------------------------------------------
  10.19           (2)       Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                            Lebowitz and Reese L. Milner, II.
  10.20           (2)       Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                            Lebowitz and Reese L. Milner, II, Helen Milner and John Milner, as Trustees of the Milner
                            Trust.
  10.21           (2)       Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                            Lebowitz and Reese L. Milner, II.
  10.22           (4)       Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing Partnership
                            II, L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October
                            31, 1995.
  10.23           (4)       Revolving Loan Agreement by and between G&L Realty Partnership, L.P. and Tokai Bank of
                            California dated as of August 11, 1995.
  10.24           (4)       Property Management Agreement between G&L Realty Financing Partnership II, L.P., as owner, and
                            G&L Realty Partnership, L.P., as agent, made August 10, 1995
  10.25           (5)       Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital Corporation,
                            dated as of September 29, 1995.
  10.26.1         (5)       Loan and Security Agreement between G&L Realty Partnership, L. P. and GMAC Commercial Mortgage
                            Corporation dated as of December 5, 1995.
  10.26.2         (5)       Note in the amount of $14,000,000 executed by G&L Realty Partnership, L. P. in favor of GMAC
                            Commercial Mortgage Corporation, dated as of December 5, 1995.
  10.26.3         (5)       Notification and Consent Agreement among G&L Realty Partnership, L. P., GMAC Commercial
                            Mortgage Corporation, and Nomura International Trust Company, dated as of December 5, 1995.
  10.26.4         (5)       Assignment of Bond executed by G&L Realty Partnership, L. P., in favor of GMAC Commercial
                            Mortgage Corporation.
  10.27           (6)       Agreement of Purchase and Sale of Membership Interest dated April 26, 1996, between Milner
                            Investment Corporation and G&L Realty Partnership, L.P.
  10.28           (7)       Agreement for Deed in Lieu of Foreclosure by and among G&L Realty Partnership, L.P., a
                            Delaware Limited Partnership, and Loan Asset Structured Trust I, a Delaware trust, dated as of
                            May 24, 1996.
  10.29           (7)       Property Management Agreement by and between Loan Asset Structured Trust I, a Delaware trust, and G&L Realty Partnership, L.P., a Delaware Limited Partnership, and dated as of May 24, 1996.
  10.30           (8)       Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership, L.P.
                            as Borrower and Nomura Asset Capital Corporation as Lender.

(C)   EXHIBITS - (CONTINUED FROM PREVIOUS PAGE)


Exhibit No.      Note                                                Description
-----------      ----       -----------------------------------------------------------------------------------------------
10.31                 (8)   Agreement of Purchase and Sale of Membership Interest dated April 26, 1996 by and between
                            Milner Investment Corporation as Seller and G&L Realty Partnership, L.P. as Buyer.
10.32                 (8)   Letter of Agreement regarding purchase of Tustin Hospital to 445 North Bedford Drive, LLC from
                            G&L Realty Partnership, L.P., dated June 12, 1996.
10.33                 (8)   Redemption Agreement by and between G&L Realty Partnership, L.P. and 445 Bedford, LLC, dated as of June 27, 1996.
10.34                 (8)   Property Contribution Agreement by and between G&L Realty Partnership, L.P. as Purchaser and
                            445 Bedford, LLC as Seller, dated as of June 28, 1996.
10.35                 (8)   Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between 445 Bedford,
                            LLC and G&L Realty Partnership, L.P. as tenants in common ("Trustor"), Chicago Title Company
                            ("Trustee"), and Tokai Bank of California ("Beneficiary"), made to be effective on June 12,
                            1996.
10.36                 (9)   Agreement of Purchase and Sale by and between Loan Asset Structured Trust I, a Delaware trust
                            ("Seller") and G&L Medical Partnership, L.P., a Delaware limited partnership ("Buyer"), dated
                            August 29, 1996.
10.37                 (9)   Grant Deed in which Loan Asset Structured Trust I, a Delaware trust ("Grantor"), grants certain real property to G&L Medical Partnership, L.P., a Delaware limited partnership
                            ("Grantee"), recorded August 30, 1996.
10.38                (10)   Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property Acquisition Trust I, a Delaware business trust, for the purpose of creating a Limited Liability Company to be named GLN Capital Co., LLC, dated as of
                            November 25, 1996.
10.39                (10)   Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and PHP Healthcare Corporation, a Delaware corporation, for the purpose of creating a Limited Liability Company to be named GL/PHP, LLC, dated as of February 26, 1997.
10.40                (10)   First Amendment To Limited Liability Company Agreement entered into as of March 31, 1997 by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property
                            Acquisition Trust I, a Delaware business trust, for the purpose of amending that certain
                            Limited Liability Company Agreement of GLN Capital Co., LLC dated as of November 25, 1996.
10.41                (10)   Bond Purchase Agreement dated as of March 31, 1997 by and between GLN Capital Co., LLC (as
                            Buyer) and G&L Realty Partnership, L.P. (as Seller).
10.42                (11)   Option Agreement, dated February 28, 1997, by and among G&L Realty Partnership, L.P., GLN
                            Capital Co., LLC and PHP Healthcare Corporation
10.43                (13)   First Amendment To Revolving Loan Agreement by and between G&L Realty Partnership, L.P., a
                            Delaware limited partnership ("Borrower") and Tokai Bank of California, a California banking corporation ("Lender"), dated as of May 7, 1997.
10.44                (13)   Loan and Security Agreement by GLN Capital Co., LLC, a Delaware limited liability Company, and
                            G&L Realty Partnership, L.P., a Delaware limited partnership, dated as of June 1, 1997.

(C)   EXHIBITS - (CONTINUED FROM PREVIOUS PAGE)

Exhibit No.      Note                                                Description
-----------      ----       -----------------------------------------------------------------------------------------------
   10.45          (14)      First Amendment to GL/PHP, LLC Limited Liability Company Agreement by and among G&L Realty
                            Partnership, L.P., a Delaware limited partnership (the "Retiring Manager"), G&L Realty
                            Partnership, L.P., a Delaware limited partnership ("G&L Member"), and G&L Management Delaware
                            Corp., a Delaware corporation ("Manager Member"), made as         of August 15, 1997.
   10.46          (14)      Lease Agreement between GL/PHP, a Delaware limited liability company (the "Landlord") and
                            Pinnacle Health Enterprises, LLC, a Delaware limited liability company wholly owned by PHP
                            Healthcare Corporation, a Delaware corporation (the "Tenant"), dated August 15, 1997
   10.47          (14)      Guaranty of Lease by PHP Healthcare Corporation, a Delaware corporation (the "Guarantor"), dated February 15, 1997.
   10.48          (14)      Non-Negotiable 8.5% Note Due July 31, 2007 in which G&L Realty Partnership, L.P., a Delaware limited partnership (the "Maker"), promises to pay to PHP Healthcare Corporation (the "Payee")
                            the principal sum of $2,000,000.00, dated August 15, 1997.
   10.49          (14)      Mortgage Note in which GL/PHP, LLC a Delaware limited liability company (the "Maker") promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, the principal sum of $16,000,000.00, dated August 15, 1997.
   10.50          (14)      Mortgage, Assignment of Leases and Rents and Security Agreement by GL/PHP, LLC a Delaware
                            limited liability company (the "Mortgagor") to Nomura Asset Capital Corporation, a Delaware
                            corporation (the "Mortgagee"), dated August 15, 1997.
   10.51          (14)      Assignment of Leases and Rents by GL/PHP, LLC a Delaware limited liability company (the
                            "Assignor") to Nomura Asset Capital Corporation, a Delaware corporation (the "Assignee"), dated August 15, 1997.
   10.52          (14)      Environmental and Hazardous Substance Indemnification Agreement by GL/PHP, LLC a Delaware
                            limited liability company (the "Borrower") to Nomura Asset Capital Corporation, a Delaware
                            corporation (the "Lender"), dated August 15, 1997.
   10.53          (16)      Purchase and Sale Agreement, dated October 1, 1997, by and between Hampden Nursing Homes, Inc.
                            and G&L Senior Care, LLC.
   10.54          (16)      Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden
                            Holding Group, Inc.
   10.55          (16)      Loan Commitment, dated October 23, 1997, by and between G&L Realty Partnership, L.P. and
                            Iatros Health Network, Inc.
   10.56          (16)      Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden
                            Nursing Homes, Inc.
   10.57          (16)      Guaranty of Lease, dated October 1, 1997, by Iatros Health Network, Inc.
   10.58          (16)      Limited Liability Company Agreement of G&L Hampden, LLC.
   10.59          (16)      Loan Agreement by and between Nomura Asset Capital Corporation and G&L Hampden, LLC.
   10.60          (16)      Promissory Note in the amount of $6,000,000.00 given by G&L Hampden, LLC in favor of Nomura
                            Asset Capital Corporation.
   10.61          (16)      Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing for each of the 3
                            Hampden Properties.

(C)   EXHIBITS - (CONTINUED FROM PREVIOUS PAGE)

Exhibit No.      Note                                                Description
-----------      ----       -----------------------------------------------------------------------------------------------
   10.62         (17)       Operating Agreement of AV Medical Associates, LLC, dated as of September 25, 1997.
   10.63         (17)       Real Estate Lease by and between AV Medical Associates, LLC and Hoag Memorial Hospital
                            Presbyterian.
   10.64         (17)       Assignment of Purchase Agreement and Development Management Agreement by and between G&L
                            Realty Partnership, L.P., Centrium Associates LLC and M&Z Aliso Associates, LLC.
   10.65         (17)       Amended and Restated Promissory Note in the Amount of $1,934,325.00 given by Hearthside
                            Skilled Nursing Facility, LLC in favor of G&L Realty Partnership, L.P.
   10.66         (17)       Amended and Restated Deed of Trust, Security Agreement, Fixture Filing with Assignment of
                            Rents and Agreements, dated as of September 29, 1997, by and between Hearthside Skilled
                            Nursing Facility, LLC and G&L Realty Partnership, L.P.
   10.67         (17)       Amended and Restated Assignment of Leases and Rents, dated as of September 29, 1997, by and between Hearthside Skilled Nursing Facility, LLC and G&L Realty Partnership, L.P.
   10.68         (17)       Promissory Note in the Amount of $2,799,490.00 given by Valley Convalescent, LLC in favor of
                            G&L Realty Partnership, L.P.
   10.69         (17)       Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty
                            Partnership, L.P.
   10.70         (17)       Assignment of Leases and Rents, dated as of August 29, 1997, by and between Valley
                            Convalescent, LLC and G&L Realty Partnership, L.P.
   10.71         (17)       Promissory Note in the amount of $870,000.00 given by Burley Skilled Nursing Facility, LLC in favor of G&L Realty Partnership, L.P.
   10.72         (17)       Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of September 29, 1997, by and between Burley Skilled Nursing Facility, LLC and G&L
                            Realty Partnership, L.P.
   10.73         (17)       Assignment of Leases and Rents, dated as of September 29, 1997, by and between Burley Skilled
                            Nursing Facility, LLC and G&L Realty Partnership, L.P.
   10.74         (17)       Promissory Note in the amount of $115,272.00 given by Valley Living Center, LLC in favor of
                            G&L Realty Partnership, L.P.
   10.75         (17)       Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of September 29, 1997, by and between Valley Living Center, LLC and G&L Realty
                            Partnership, L.P.
   10.76         (17)       Assignment of Leases and Rents, dated as of September 29, 1997, by and between Valley Living
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


                                                            G&L REALTY CORP.



Date:  August 13, 1998                        By:   /s/ David E. Hamer
                                                    ----------------------------
                                                        David E. Hamer
                                                        Chief Accounting Officer