Form 10-Q
period 1998-09-30
G&L REALTY CORP
filed 1998-11-13
CIK 912240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-Q
(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1998

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ____________ to ____________

                        COMMISSION FILE NUMBER 1-12566

                                -----------------

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

          The number of shares outstanding of the Registrant's Common Stock as of November 13, 1998 was 4,048,500 shares.

================================================================================

                                G&L REALTY CORP.

                                     INDEX

                                                                                                            PAGE
PART I        FINANCIAL INFORMATION                                                                        NUMBER
     Item 1   Financial Statements
                  Condensed Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
                    December 31, 1997............................................................                3
                  Condensed Consolidated Statements of Operations for the Three Month and
                    Nine Month Periods Ended September 30, 1998 and 1997 (unaudited).............                4
                  Condensed Consolidated Statements of Cash Flows for the Nine Month Periods
                    Ended September 30, 1998 and 1997 (unaudited)................................            5 - 6
                  Notes to Condensed Consolidated Financial Statements (unaudited)...............           7 - 15
     Item 2       Management's Discussion and Analysis of Financial Condition and Results of
                    Operations...................................................................          16 - 20

PART II       OTHER INFORMATION
     Item 1       Legal Proceedings..............................................................               21
     Item 2       Changes in Securities..........................................................               21
     Item 3       Defaults Upon Senior Securities................................................               21
     Item 4       Submission of Matters to a Vote of Security Holders............................               21
     Item 5       Other Information..............................................................               21
     Item 6       Exhibits and Reports on Form 8-K...............................................               21

Signature         ...............................................................................               22

                                G&L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               September 30,         December 31,
                                                                                   1998                  1997
                                                                               ----------------------------------
                                                                                (Unaudited)
                                                     ASSETS
                                                     ------
Rental properties (Note 3):
   Land                                                                           $ 32,095              $ 27,470
   Building and improvements, net                                                  126,589               111,312
                                                                                  --------              --------
     Total rental properties                                                       158,684               138,782
Cash and cash equivalents                                                            4,513                13,609
Restricted cash                                                                      4,650                 7,745
Tenant rent and reimbursements receivable, net                                       1,723                 1,333
Unbilled rent receivable, net                                                        2,147                 1,815
Other receivables, net                                                                 474                   972
Mortgage loans and notes receivable, net                                            16,178                14,098
Investments in unconsolidated affiliates (Note 6)                                   11,304                 8,591
Investment in marketable securities                                                  1,222                   ---
Deferred charges and other assets, net (Note 4)                                      6,881                 2,435
                                                                                  --------              --------
 TOTAL ASSETS                                                                     $207,776              $189,380
                                                                                  ========              ========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
LIABILITIES:
   Notes payable                                                                  $117,950              $ 95,172
   Accounts payable and other liabilities                                            1,557                 1,920
   Distributions payable                                                             1,776                 1,801
   Tenant security deposits                                                          1,196                 1,046
                                                                                  --------              --------
     Total liabilities                                                             122,479                99,939

Commitments and Contingencies (Note 8)                                                 ---                   ---

Minority interest in consolidated affiliates                                        (2,080)               (2,399)
Minority interest in Operating Partnership                                           2,554                 2,916

STOCKHOLDERS' EQUITY (Note 5):
   Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
    .  Series A Preferred - 1,495,000 shares issued and outstanding
       as of September 30, 1998 and December 31, 1997                                   15                    15
    .  Series B Preferred - 1,380,000 shares issued and outstanding
       as of September 30, 1998 and December 31, 1997                                   14                    14
   Common shares - $.01 par value, 50,000,000 shares authorized,
    4,055,600 and 4,120,100 shares issued and outstanding as of
    September 30, 1998 and December 31, 1997, respectively                              41                    41


   Additional paid-in capital                                                       90,532                91,656
   Distributions in excess of net income                                            (5,779)               (2,802)
                                                                                  --------              --------
     Total stockholders' equity                                                     84,823                88,924
                                                                                  --------              --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $207,776              $189,380
                                                                                  ========              ========

    See accompanying notes to Condensed Consolidated Financial Statements.

                                G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                    For the Three Month              For the Nine Month
                                                Period Ended September 30,       Period Ended September 30,
                                                   1998            1997            1998             1997
                                                -------------------------------------------------------------
REVENUES:
  Rental                                         $6,386            $5,201       $18,381               $14,614
  Tenant reimbursements                             219               189           557                   584
  Parking                                           378               330         1,111                 1,048
  Interest, loan fees and related income          1,095             1,059         3,418                 3,444
  Other                                              33                84           204                   221
                                                 ------            ------       -------               -------
       Total revenues                             8,111             6,863        23,671                19,911
                                                 ------            ------       -------               -------

EXPENSES:
  Property operations                             1,628             1,490         4,545                 4,657
  Depreciation and amortization                   1,213               890         3,356                 2,505
  Interest                                        2,210             2,115         6,219                 7,191
  General and administrative                        545               502         1,968                 1,509
                                                 ------            ------       -------               -------
       Total expenses                             5,596             4,997        16,088                15,862
                                                 ------            ------       -------               -------
Income from operations                            2,515             1,866         7,583                 4,049

Equity in earnings of unconsolidated affiliates      43               294           196                   866
Minority interest in consolidated affiliates        (46)              (40)         (161)                 (135)
Minority interest in Operating Partnership          (78)             (129)         (221)                 (400)
                                                 ------            ------       -------               -------
Net income                                       $2,434            $1,991       $ 7,397               $ 4,380
                                                 ======            ======       =======               =======

Per share data:
  Basic                                          $ 0.15            $ 0.26       $  0.48               $  0.72
                                                 ======            ======       =======               =======
  Fully diluted                                  $ 0.15            $ 0.25       $  0.48               $  0.71
                                                 ======            ======       =======               =======

Weighted average shares outstanding:
  Basic                                           4,090             4,006         4,112                 4,025
                                                 ======            ======       =======               =======
  Fully diluted                                   4,125             4,128         4,162                 4,135
                                                 ======            ======       =======               =======

    See accompanying notes to Condensed Consolidated Financial Statements.

                                G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  Nine Months Ended September 30,
                                                                                    1998                   1997
                                                                            ----------------------------------------
                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                         $  7,397               $  4,380
 Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                                    3,356                  2,505
      Amortization of deferred loan costs                                                139                    442
      Minority interests                                                                 382                    535
      Equity in income from affiliates                                                  (196)                  (700)
      Gain on sale of assets held for sale                                               ---                   (556)
      Unbilled rent receivable, net                                                     (332)                  (307)
      Allowance for doubtful notes and accounts receivable                               ---                   (134)
      (Increase) decrease in:
         Other receivables                                                               498                   (206)
         Tenant rent and reimbursements receivable                                      (390)                  (362)
         Prepaid expense and other assets                                                (82)                  (146)
         Accrued interest receivable and loan fees                                    (1,120)                  (939)
      Increase (decrease) in:
         Accounts payable and other liabilities                                         (363)                   (32)
         Tenant security deposits                                                        150                     10
                                                                                    --------               --------
Net cash provided by operating activities                                              9,439                  4,490
                                                                                    --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of rental properties                                                     (21,926)               (22,452)
Additions to rental properties                                                        (1,220)                  (724)
Proceeds from sale (acquisition) of assets available for sale                            ---                  4,475
Pre-acquisition costs                                                                   (326)                   (46)
Return of pre-acquisition deposits                                                       ---                    ---
Construction-in-progress                                                              (3,410)                   ---
Leasing commissions                                                                     (401)                  (114)
Investment in notes and bonds receivable (net)                                        (5,531)               (19,656)
Investment in marketable securities                                                   (1,222)                   ---
Principal reductions received on notes receivable                                      4,571                    ---
Investments in affiliates, net of cash distributions received                         (2,517)                (2,038)
                                                                                    --------               --------
Net cash used in investing activities                                                (31,982)               (40,555)
                                                                                    --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                                                31,507                 42,878
Repayment of notes payable                                                            (8,729)               (33,964)
Deferred financing costs                                                                (478)                  (301)
Decrease (increase) in restricted cash                                                 3,095                   (599)
Sale (purchase) of preferred stock and preferred partnership units                       ---                 35,415
Sale (purchase) of common stock and partnership units                                 (1,124)                  (925)
Minority interest equity contribution                                                    196                    ---
Distributions                                                                        (11,020)                (6,134)
                                                                                    --------               --------
Net cash provided by financing activities                                             13,447                 36,370
                                                                                    --------               --------

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                 Nine Months Ended September 30,
                                                                                       1998          1997
                                                                                 -------------------------------
                                                                                    (Unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (9,096)         305
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          13,609          265
                                                                                       -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 4,513      $   570
                                                                                       =======      =======
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                                               $ 6,770      $ 6,647
                                                                                       =======      =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
During the period, the Company sold Series A and B Bonds for the following consideration:
     Assignment of note payable                                                        $ ---        $14,000
     Investment in affiliate                                                                          3,165
                                                                                                    -------
                                                                                                    $17,165
                                                                                                    =======

Property acquired in satisfaction of note receivable                                                $ 4,650
                                                                                                    =======

Distributions declared not yet paid                                                    $ 1,776      $ 1,601
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


          G&L Realty Partnership, L.P., a Delaware limited partnership
            (the "Operating Partnership")
          G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the "Realty Financing Partnership")*
          G&L Medical Partnership, L.P., a Delaware limited partnership
            (the "Medical Partnership")*
          G&L Gardens, LLC, an Arizona limited liability company
            ("Maryland Gardens")*
          435 North Roxbury Drive, Ltd., a California limited partnership
            (the "Roxbury Partnership")
          GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*
          G&L Hampden, LLC, a Delaware limited liability company ("Hampden")* G&L Valencia, LLC, a California limited liability company
            ("Valencia")
          G&L Tustin, LLC, a California limited liability company ("Tustin")* G&L Holy Cross, LLC, a California limited liability company ("Holy
            Cross")*
          G&L Burbank, LLC, a California limited liability company
            ("Burbank")*
          GLH Pacific Gardens, LLC, a California limited liability company
            ("Pacific Gardens")
          G&L Hoquiam, LLC, a California limited liability company ("Hoquiam")

   * The Realty Financing Partnership, the Medical Partnership, Maryland Gardens, GL/PHP, Hampden, Tustin, Holy Cross, and Burbank are herein collectively referred to as the "Financing Entities" and individually as a "Financing Entity."

   The Company, as the sole general partner and as owner of an approximately 89% ownership interest, controls the Operating Partnership. The Company controls the Financing Entities through wholly owned subsidiaries incorporated either in the State of Delaware or the State of California (collectively, the "Subsidiaries" and individually, a "Subsidiary"). Each Subsidiary either (i) owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity or (ii) owns no interest and acts as the manager of the Financing Entity. The remaining 99% ownership interest in each Financing Entity which is owned 1% by a Subsidiary is owned by the Operating Partnership, acting as sole limited partner or member. Financing Entities in which a Subsidiary owns no interest are 100% owned by the Operating Partnership.

   References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner), Valencia (in which the Operating Partnership owns an 80% membership interest and is the sole managing member), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is the sole managing member) and Hoquiam (in which the Operating Partnership owns a 100% interest).

   In addition to the Subsidiaries, the Company also owns interests in various unconsolidated affiliates. Although the Company's investment represents a significant portion of the capital of such unconsolidated affiliates and the

                               G&L REALTY CORP.

                                  (UNAUDITED)

Company exercises significant influence over the activities of these entities, the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of these entities in the consolidated financial statements of the Company. The entities in which the Company has unconsolidated financial interests are as follows:

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

   . AV Medical Associates, LLC ("AV Medical") is a California limited liability company formed by the Company through the Operating Partnership, and M&Z Aliso Associates, LLC, a California limited liability company ("M&Z Aliso"). Both the Operating Partnership and M&Z Aliso hold a 50% ownership interest in AV Medical. M&Z Aliso is the managing member of AV Medical which was formed for the purpose of acquiring a vacant parcel of land in Aliso Viejo, California upon which AV Medical is currently constructing a 33,000 square foot, three story medical office building ("MOB") which has been preleased to an investment grade hospital owner/operator.

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

   . G&L - Grabel, San Pedro, LLC ("San Pedro") is a California limited liability company, formed on March 10, 1998 by the Company through the Operating Partnership, and Gary Grabel, an experienced MOB manager. Both the Operating Partnership and Gary Grabel, who is the managing member, hold a 50% interest in San Pedro. San Pedro was formed for the purpose of acquiring four MOBs located at 1360 West 6th street in San Pedro, California.

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

                               G&L REALTY CORP.

                                  (UNAUDITED)



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

     Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company. The interests in the Roxbury Partnership, Valencia and Pacific Gardens not owned by the Company have been reflected as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior period amounts have been reclassified to conform to the current period's financial statement presentation.

     The information presented as of and for the three month and nine month periods ended September 30, 1998 and 1997 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of results that might be expected for the full fiscal year.

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

     The Condensed Consolidated Balance Sheets reflect the combined assets and liabilities of the Company. The Condensed Consolidated Statements of Operations include the operating results of the Company for the three months and nine months ended September 30, 1998 and 1997. The Condensed Consolidated Statements of Cash Flows have been prepared to reflect the operations of the Company for the nine months ended September 30, 1998 and 1997.

     Per Share Data - Earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options to purchase shares of common stock granted under the Company's 1993 Stock Incentive Plan, as amended. As of September 30, 1998 and 1997 there were approximately 217,000 and 341,500 stock options outstanding with weighted average exercise prices of $14.61 and $11.85, respectively. Based upon the number and amounts of vested and unvested options outstanding, the dilutive effect on the Company's outstanding shares for the three months ended September 30, 1998 and 1997 is 34,959 and 122,755 shares, respectively.

                               G&L REALTY CORP.

                                  (UNAUDITED)



3.  BUILDINGS AND IMPROVEMENTS

    Buildings and improvements consist of the following:

                                                                                     September 30,          December 31,
                                                                                         1998                   1997
                                                                               ----------------------------------------------
                                                                                           (in thousands)
    Buildings and improvements..............................................           $135,759               $118,799
    Tenant improvements.....................................................              5,639                  4,946
    Furniture, fixtures and equipment.......................................              2,496                  1,628
                                                                                       --------               --------
                                                                                        143,894                125,373
    Less accumulated depreciation and amortization..........................            (17,305)               (14,061)
                                                                                       --------               --------
       Total................................................................           $126,589               $111,312
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


4.  DEFERRED CHARGES AND OTHER ASSETS

    Deferred charges and other assets consist of the following:

                                                                                     September 30,           December 31,
                                                                                         1998                    1997
                                                                              -----------------------------------------------
                                                                                               (in thousands)
    Deferred financing costs................................................             $2,123                  $1,669
    Construction-in-progress................................................              3,710                     300
    Pre-acquisition costs...................................................                326                     ---
    Leasing commissions.....................................................                982                     581
    Prepaid expense and other assets........................................                355                     273
                                                                                         ------                  ------
                                                                                          7,496                   2,823
    Less accumulated amortization...........................................               (615)                   (388)
                                                                                         ------                  ------
      Total.................................................................             $6,881                  $2,435
                                                                                         ======                  ======

                               G&L REALTY CORP.

                                  (UNAUDITED)


5.  STOCKHOLDERS' EQUITY AND DEBT OUTSTANDING

        The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the nine months ended September 30, 1998 and for the year ended December 31, 1997:


                                                                                 September 30,       December 31,
                                                                                     1998               1997
                                                                           --------------------------------------------
                                                                                            (in thousands)
Distributions in excess of net income
 at beginning of period....................................................       $ (2,802)            $(1,303)
Net income during period...................................................          7,397               6,561
Less: Distributions declared...............................................        (10,374)             (8,060)
                                                                                  --------             -------
Distributions in excess of net income......................................       $ (5,779)            $(2,802)
                                                                                  ========             =======

     At various times during the nine months ended September 30, 1998 the Company repurchased a total of 91,000 shares of the Company's Common Stock at an average price of approximately $16.62 per share.

                               G&L REALTY CORP.

                                  (UNAUDITED)


6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in
Note 1. The following table provides a summary of the Company's investment in each of these entities as of September 30, 1998. (In thousands).



                                    GLN         Valley         AV        Aliso       San       Penasquitos   Penasquitos
                                  Capital    Convalescent    Medical    Partners    Pedro          LLC          Inc.
                               -----------------------------------------------------------------------------------------
Opening balance at beginning
  of period....................   $ 2,730          $  311     $  600       $550   $   ---         $  ---          $---
Equity in earnings of
  affiliates...................       129              51        ---        ---        32            ---           ---
Cash contributions.............                                  ---        ---     6,300            966           270
Cash distributions.............    (2,170)           (328)       ---        ---    (5,175)           ---           ---
                                  -------          ------     ------       ----   -------         ------          ----
Equity, before inter-company
  adjustments..................       689              34        600        550     1,157            966           270
                                  -------          ------     ------       ----   -------         ------          ----

Intercompany transactions:
  Adjustments/eliminations.....                                                       (63)
  Receivable, net..............       111           3,003      3,545        315       ---            143           ---
                                  -------          ------     ------       ----   -------         ------          ----
Investment in unconsolidated
  affiliates...................   $   800          $3,037     $4,145       $865   $ 1,094         $1,109          $270
                                  =======          ======     ======       ====   =======         ======          ====

                                         Pacific
                                         Gardens
                                          Corp.     Total
                                    ---------------------------
Opening balance at beginning
  of period....................           $---     $ 4,191
Equity in earnings of
  affiliates...................            (16)        196
Cash contributions.............            ---       7,536
Cash distributions.............            ---      (7,673)
                                          ----     -------
Equity, before inter-company
  adjustments..................            (16)      4,250
                                          ----     -------

Intercompany transactions:
  Adjustments/eliminations.....                        (63)
  Receivable, net..............            ---       7,117
                                          ----     -------
Investment in unconsolidated
  affiliates...................           $(16)    $11,304
                                          ====     =======

                               G&L REALTY CORP.

                                  (Unaudited)


   Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the nine months ended September 30, 1998. (In thousands).

                                          GLN            Valley           AV          Aliso           San
                                        Capital       Convalescent     Medical      Partners         Pedro
                                        ------------------------------------------------------------------
Financial Position:
-------------------
  Land...............................   $   ---         $   382        $ 1,751       $ 3,116        $ 1,882
  Buildings..........................       ---           2,696            ---           ---          4,358
  Notes and bonds receivable, net....     1,440             ---            ---           ---            ---
  Other assets.......................        37             198          2,601         1,464            317
  Notes payable......................       ---          (2,799)        (3,417)       (3,205)        (4,912)
  Other liabilities..................       (98)           (102)          (135)         (275)          (238)
                                         ------         -------        -------       -------        -------
Net assets...........................    $1,379         $   375        $   800       $ 1,100        $ 1,407
                                         ======         =======        =======       =======        =======

Partner's equity:
-----------------
  G&L Realty Partnership, L.P........    $  689         $    34        $   600       $   550        $ 1,157
  Others.............................       690             341            200           550            250
                                         ------         -------        -------       -------        -------
Total equity.........................    $1,379         $   375        $   800       $ 1,100        $ 1,407
                                         ======         =======        =======       =======        =======

Operations:
-----------
  Revenues...........................    $  315         $   450        $   ---      $    ---        $   649
  Expenses...........................        57             348            ---           ---            585
                                         ------         -------        -------       -------        -------
Net income...........................    $  258         $   102        $   ---           ---        $    64
                                         ======         =======        =======       =======        =======

Allocation of net income:
-------------------------------------
  G&L Realty Partnership, L.P........    $  129         $    51        $   ---      $    ---        $    32
  Others.............................       129              51            ---           ---             32
                                         ------         -------        -------       -------        -------
Net income...........................    $  258         $   102        $   ---      $    ---        $    64
                                         ======         =======        =======       =======        =======

                                                                           Pacific
                                          Penasquitos      Penasquitos     Gardens
                                              LLC             Inc.          Corp.          Total
                                          ------------------------------------------------------
Financial Position:
-------------------
  Land...............................       $   ---           $---          $---         $  7,131
  Buildings..........................           ---            ---           ---            7,054
  Notes and bonds receivable, net....           ---            ---           ---            1,440
  Other assets.......................         3,985            360            64            9,026
  Notes payable......................        (2,617)           ---           ---          (16,950)
  Other liabilities..................           (80)           ---           (96)          (1,024)
                                            -------           ----          ----         --------
Net assets...........................       $ 1,288           $360          $(32)        $  6,677
                                            =======           ====          ====         ========

Partner's equity:
-----------------
  G&L Realty Partnership, L.P........       $   966           $270          $(16)        $  4,250
  Others.............................           322             90           (16)           2,427
                                            -------           ----          ----         --------
Total equity.........................       $ 1,288           $360          $(32)        $  6,677
                                            =======           ====          ====         ========

Operations:
-----------
  Revenues...........................       $   ---           $---          $581         $  1,995
  Expenses...........................           ---            ---           613            1,603
                                            -------           ----          ----         --------
Net income...........................           ---            ---          $(32)        $    392
                                            =======           ====          ====         ========

Allocation of net income:
-------------------------
  G&L Realty Partnership, L.P........       $   ---           $---          $(16)        $    196
  Others.............................           ---            ---           (16)             196
                                            -------           ----          ----         --------
Net income...........................       $   ---           $---          $(32)        $    392
                                            =======           ====          ====         ========

                               G&L REALTY CORP.

                                  (Unaudited)


7.    SEGMENT INFORMATION

   The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare property consists of acquisitions, made either directly or indirectly through joint ventures, of MOBs or senior care facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate acquisitions of MOBs or senior care facilities by third parties, made either directly or through GLN Capital. The tables on the following pages reconcile the Company's income and expense activity for the nine months ended September 30, 1998 and 1997 and balance sheet data as of September 30, 1998.

             1998 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION
                 For the nine months ended September 30, 1998

                                                        Property          Debt
                                                      Investments     Obligations      Other            Total
                                                      -------------------------------------------------------
                                                                         (In thousands)
   Revenue:
     Rents, tenant reimbursements and parking...        $20,049         $  ---        $   ---          $20,049
     Interest, loan fees and related revenues...            140          2,499            779            3,418
     Other......................................            185              4             15              204
                                                        -------         ------        -------          -------
       Total revenues...........................        $20,374         $2,503        $   794          $23,671
                                                        -------         ------        -------          -------

   Expenses:
     Property operations........................          4,494             51            ---            4,545
     Depreciation and amortization..............          3,356            ---            ---            3,356
     Interest...................................            ---            ---          6,219            6,219
     General and administrative.................            ---            ---          1,968            1,968
                                                        -------         ------        -------          -------
       Total expenses...........................          7,850             51          8,187           16,088
                                                        -------         ------        -------          -------
   Income from operations before minority
    interests...................................        $12,524         $2,452        $(7,393)         $ 7,583
                                                        =======         ======        =======          =======

             1997 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION
                 For the nine months ended September 30, 1997

                                                        Property          Debt
                                                      Investments     Obligations      Other            Total
                                                      -------------------------------------------------------
                                                                         (In thousands)
   Revenue:
     Rents, tenant reimbursements and parking...        $16,246         $  ---        $   ---          $16,246
     Interest, loan fees and related revenues...             82          3,294             68            3,444
     Other......................................            194            ---             27              221
                                                        -------         ------        -------          -------
       Total revenues...........................         16,522          3,294             95          $19,911
                                                        -------         ------        -------          -------

   Expenses:
     Property operations........................          4,564             93            ---            4,657
     Depreciation and amortization..............          2,505            ---            ---            2,505
     Interest...................................            ---            ---          7,191            7,191
     General and administrative.................            ---            ---          1,509            1,509
                                                        -------         ------        -------          -------
       Total expenses...........................          7,069             93          8,700           15,862
                                                        -------         ------        -------          -------

   Income from operations before minority
    interests...................................        $ 9,453         $3,201        $(8,605)         $ 4,049
                                                        =======         ======        =======          =======

                               G&L REALTY CORP.

                                  (Unaudited)


             1998 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION
                           As of September 30, 1998

                                                  Property          Debt
                                                 Investments     Obligations       Other          Total
                                                 ------------------------------------------------------
                                                                 (In thousands)
     Rental properties......................       $158,684        $   ---        $   ---       $158,684
     Mortgage loans and bonds
       receivable, net......................            ---         16,178            ---         16,178
     Other assets...........................         13,445            227         19,242         32,914
                                                   --------        -------        -------       --------
         Total assets.......................       $172,129        $16,405        $19,242       $207,776
                                                   ========        =======        =======       ========

     Other assets:
       Cash and cash equivalents............       $    ---        $   ---        $ 4,513       $  4,513
       Restricted cash......................          4,650            ---            ---          4,650
       Tenant rent and reimbursements
         receivable, net....................          1,723            ---            ---          1,723
       Unbilled rent receivable, net........          2,147            ---            ---          2,147
       Other receivables, net...............            197            227             50            474
       Investment in unconsolidated
         affiliates.........................            ---            ---         11,304         11,304
       Investment in marketable securities..            ---            ---          1,222          1,222
       Deferred financing costs, net........            ---            ---          1,792          1,792
       Pre-acquisition costs................            ---            ---            326            326
       Construction in progress.............          3,710            ---            ---          3,710
       Deferred lease costs, net............            698            ---            ---            698
       Prepaid expense and other............            320            ---             35            355
                                                   --------        -------        -------       --------
         Total other assets.................       $ 13,445        $   227        $19,242       $ 32,914
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company's 1997 Annual Report on Form 10-K as previously filed with the SEC.

   Information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, the availability of financing, governmental regulations concerning, but not limited to, new construction and development, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company's investments which may be discussed elsewhere in this Quarterly Report on Form 10-Q and the Company's 1997 Annual Report on Form 10-K as previously filed with the SEC.

Results of Operations
---------------------

   Comparison of the Nine Month Period Ended September 30, 1998 versus the Nine Month Period Ended September 30, 1997.

   Total revenues increased by $3.8 million, or 19%, from $19.9 million for the nine months ended September 30, 1997, to $23.7 million for the same period in 1998. Rents, tenant reimbursements and parking revenues increased an aggregate $3.8 million, or 23%, from a combined total of $16.2 million for the nine months ended September 30, 1997, to $20.0 million for the same period in 1998. Two and a half million of the aggregate increase in rents, tenant reimbursements and parking revenues was related to the acquisition of $23.2 million in rental properties and the remaining 19.5% interest in six New Jersey medical office buildings ("MOBs") since June 30, 1997. The acquisition of five MOBs located in Valencia, California in March 1998 accounted for an additional $0.5 million of this increase and the purchase of two senior care facilities located in Santa Monica, California and Hoquiam, Washington during 1998 resulted in the remaining $0.3 million increase. Interest, loan fees and related revenues derived from loans secured by senior care facilities were relatively unchanged for the nine months ended September 30, 1997 compared to the same period in 1998, primarily due to the $0.6 million gain from the sale of bonds on March 31, 1997.
Excluding this gain on the sale of bonds, interest, loan fees and related revenue increased $0.6 million, or 21%, from $2.8 million for the nine months ended September 30, 1997 to $3.4 million for the same period in 1998. Of this increase, $0.3 million related to interest earned on excess cash from the November 1997 Series B Preferred Stock offering and the April 1998 debt refinancing and $0.6 million was attributable to interest and loan fees earned on a $4.6 million senior care loan funded by the Company in December 1997.
These increases were offset by a $0.3 million decrease in interest income due to the repayment of $4.6 million in notes receivable during the nine months ended September 30, 1998.

   Total expenses increased by $0.2 million, or 1%, from $15.9 million for the nine months ended September 30, 1997, to $16.1 million for the same period in 1998. Property operating expenses decreased $0.1 million, or 2%, from $4.7 million for the nine months ended September 30, 1997, to $4.6 million for the same period in 1998, despite a $0.2 million increase in operating costs related to the five MOBs acquired in March 1998. This reduction is part of management's ongoing efforts to reduce property operating costs and includes a $0.1 million reduction of property taxes as a result of the Company's successful efforts in appealing the assessed value of its properties. Furthermore, the $18.8 million in properties acquired between June 30 and December 31, 1997 and the two senior care facilities acquired during 1998 were leased on a triple-net basis, thus the Company incurred no operating costs related to these buildings. Depreciation and amortization increased $0.9 million, or 36%, from $2.5 million for the nine months ended September 30, 1997 to $3.4 million for the same period in 1998. Of this increase, $0.6 million was attributable to property acquisitions made by the Company since June 30, 1997. The remaining $0.3 million increase consisted of depreciation on building and tenant improvements, non-real estate assets and the amortization of leasing commissions. Interest expense decreased $1.0 million, or 14%, from $7.2 million for the nine months ended September 30, 1997, to $6.2 million for the same period in 1998. This decrease in interest expense was attributable to the reduction of $40 million of the Company's notes payable and $19 million of borrowings on a line of credit which were paid down with the net proceeds of $71.9 million from the two preferred stock offerings in 1997 resulting in a $1.3 million decrease in interest expense. Interest expense also decreased due to the write-off of $0.4 million in loan costs in 1997 associated with these notes payable and the capitalization of $0.5 million of interest related to development projects in 1998. This decrease was offset by interest incurred of $1.0 million on $31.5 million of new borrowings in 1998. General and administrative expense increased by $0.5 million, or 33%, from $1.5 million for the nine months ended September 30, 1997 to $2.0 million in for the same period in 1998. This increase is related to the Company's addition of acquisition, development and support personnel.

   Net income increased $3.0 million, or 68%, from $4.4 million for the nine months ended September 30, 1997 to $7.4 million for the same period in 1998. This change is primarily due to the $3.8 million increase in rental revenues offset by a decrease in equity in earnings from unconsolidated affiliates of $0.7 million and an increase in general and administrative costs of $0.5 million.


Liquidity and Capital Resources
-------------------------------

   As of September 30, 1998, the Company's net investment in real estate assets totaled approximately $158.7 million, $11.3 million in joint ventures and $16.2 million invested in notes. Of the $16.2 million of notes receivable, $14.1 million are secured by healthcare facilities located in California and Maryland.

   The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs and senior care lending activities and primarily consist of Funds from Operations ("FFO") less dividends (see discussion below of FFO). In addition to the preferred stock offerings completed in 1997, the Company's external sources of capital consist of various secured loans. All of the Company's secured loans bear interest at fixed rates ranging from 7.05% to 8.98%., except for an $8.5 million loan which bears interest at LIBOR plus 2.35%. The loans have maturities ranging from 2001 to 2014. The Company's ability to expand its MOB and senior care lending operations requires continued access to capital to fund new investments.

   The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first, second and third quarters of 1998 in the amount of $0.39 per share which was paid on April 15, July 15 and October 15, 1998 to stockholders of record on March 31, June 30 and September 30, 1998, respectively. The Company also paid monthly dividends totaling $0.6 million to holders of the Company's Preferred Stock on the fifteenth day of each month during the year to stockholders of record on the first day of each month. The dividend paid to holders of the Company's Series B Preferred Stock on January 15, 1998 was approximately $0.33 per share which represents the cumulative dividend due Series B shareholders from the offering date on November 12, 1997 through December 31, 1997. The Company declared dividends of $5.4 million to holders of the Company's Common Stock in the first nine months of 1998 while the Company earned $4.9 million in FFO. However, for the three months ended September 30, 1998, the Company declared dividends of $1.8 million while earning FFO of $1.8 million. The Company is actively seeking additional investments for the purpose of increasing FFO. However, there can be no assurances that the Company will be able to acquire such assets or if such assets are acquired and combined with the Company's other investments, will enable the Company to consistently produce a level of FFO at least equal to the current level of distributions.

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


Historical Cash Flows
---------------------

   The Company's net cash from operating activities increased $4.9 million, or 109%, from $4.5 million for the nine months ended September 30, 1997 to $9.4 million for the same period in 1998. The increase of $4.9 million is due primarily to a $3.0 million increase in net income, a $0.9 million increase in depreciation and amortization and a $0.6 million decrease in gain on sale of assets held for sale for the nine months ended September 30, 1998 compared to the same period in 1997.

   Net cash used in investing activities decreased $8.6 million, or 21%, to $32.0 million for the nine months ended September 30, 1998 from $40.6 million for the same period in 1997. The decrease was primarily due to a $14.2 million decrease in investments in notes receivable and $4.6 million in payments received on notes receivable offset by a $4.5 million decrease in proceeds received from the sale of assets available for sale, a $3.4 million increase in expenditures on construction in progress and a $1.2 million increase in investment in marketable securities.

   Cash flows provided by financing activities decreased $23.0 million, or 63%, to $13.4 million for the nine months ended September 30, 1998 from $36.4 million for the same period in 1997. The decrease is due primarily to a decrease in proceeds received from notes payable of $11.4 million, a decrease in restricted cash of $3.7 million, an increase in distributions of $4.9 million, a decrease in the sale of preferred stock of $35.4 million and a decrease in the repayment of notes payable of $25.3 million.


Year 2000 Readiness Disclosure
------------------------------

   The information provided below contains Year 2000 statements and is a Year 2000 Readiness Disclosure pursuant to Pub.L.No.105-271.

   Many computers, software programs and other equipment which utilize microprocessors (collectively referred to as "Systems" and individually as a "System"), process date sensitive data in the normal course of operations. Some of these Systems use a 2-digit field to designate the year. As the year 2000 approaches, these Systems may not be capable of distinguishing between events occurring in the year 1900 and the year 2000, and therefore these Systems may become inoperable or produce information that is unreliable.

Information Technology Systems

   The Company's critical information technology Systems consist of its Windows NT operating systems and related Windows software as well as its accounting, property management and fixed assets software. The Company relies on third party vendors for its computer hardware and software. Based upon management's communications with the Company's Systems vendors and an outside consultant, management believes that the Company's hardware and software Systems are, or will be Year 2000 compliant and that the Company's internal computer hardware and software Systems will not be materially impacted by this issue. Currently, the Company's accounting and property management software has not yet been deemed Year 2000 compliant. However, the Company plans to upgrade to the next version of this software which is Year 2000 compliant during the first six months of 1999. The cost of this upgrade will not be material to the Company.

Non-Information Technology Systems

   The Company's critical non-information technology building Systems consist of utilities, security, and elevators. The Company has not yet determined whether all of these systems are Year 2000 compliant. The Company relies on third party vendors to service most of these systems and is currently in communication with these vendors to determine if these building systems are or will be Year 2000 compliant by December 31, 1999. The Company's property managers have contacted the Company's vendors and made inquiries about the Year 2000 readiness of these systems. Many of the Company's vendors have confirmed in writing that these systems are Year 2000 compliant. The Company has also received confirmation in writing from certain vendors that the systems will be Year 2000 compliant by December 31, 1999. The Company is still following up with those vendors who have only verbally confirmed Year 2000 compliance or who have not responded to the Company's inquiries.

Risks

   While the Company does not expect Year 2000 issues related to the Company's internal systems to have a serious impact on the Company's operations, the Company receives most of its revenues in the form of rental payments. If any of the Company's tenants suffer a severe disruption of their business due to a Year 2000 problem, it could affect the ability of those tenants to pay their rent.
If multiple tenants were to suffer a severe disruption of their business, the Company can provide no assurance that its operations would not be materially affected.

Costs

   The cost to the Company to make its internal Systems Year 2000 compliant is not anticipated to be material to the Company's financial position. However, management is not able to adequately assess the extent to which the Company is vulnerable to System failures of any of its tenants or other companies providing utilities or other services to its properties. Management plans to continue conversations with other companies with which the Company does significant business to minimize, to the extent possible, the potential impact of Year 2000 compliance failures. A contingency plan has not been developed for dealing with the "most reasonably likely worst case scenario" because the Company is unable at this time to identify such a scenario. The Company will continue to evaluate these and other potential areas of risk and develop contingency plans, as appropriate.


Funds from Operations
---------------------

   Industry analysts generally consider FFO to be an appropriate measure of the performance of a REIT. The Company's financial statements use the concept of FFO as defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is calculated to include the minority interests' share of income from the Operating Partnership since the Operating Partnership's net income is allocated proportionately among all owners of Operating Partnership units. The number of Operating Partnership units held by the Company is identical to the number of outstanding shares of the Company's Common Stock, and owners of Operating Partnership units may, at their discretion, convert their units into shares of Common Stock on a one-for-one basis.

   The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 1997 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and nine month periods ended September 30, 1998 and 1997.

                                G&L REALTY CORP.
                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)

                                                                        For the Three Month             For the Nine Month
                                                                    Periods Ended September 30,     Periods Ended September 30,
                                                                       1998            1997            1998            1997
                                                                    -----------------------------------------------------------
                                                                                           (In thousands)
FUNDS FROM OPERATIONS/(1)/
--------------------------
Net income....................................................        $ 2,434         $ 1,991        $  7,397        $  4,380
Minority interest in Operating Partnership....................             78             129             221             400
Income (loss) for Operating Partnership.......................          2,512           2,120           7,618           4,780
Depreciation of real estate assets............................          1,057             853           2,988           2,400
Amortization of deferred lease costs..........................             42              21             112              61
Depreciation from unconsolidated affiliates                                39             ---              52             ---
Adjustment for minority interest in consolidated affiliates...            (19)            (19)            (42)            (61)
Dividends on preferred stock..................................         (1,803)           (958)         (5,578)         (1,150)
                                                                      -------         -------        --------        --------
FUNDS FROM OPERATIONS/(1)/....................................        $ 1,828         $ 2,017        $  5,150        $  6,030
                                                                      =======         =======        ========        ========

PER SHARE/UNIT FUNDS FROM OPERATIONS:
-------------------------------------
Basic                                                                 $  0.40         $  0.45        $   1.12        $   1.33
                                                                      =======         =======        ========        ========
Fully diluted                                                         $  0.40         $  0.44        $   1.11        $   1.30
                                                                      =======         =======        ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING/(2)/
----------------------------------------
Basic                                                                   4,588           4,504           4,610           4,523
                                                                      =======         =======        ========        ========
Fully diluted                                                           4,623           4,626           4,660           4,633
                                                                      =======         =======        ========        ========

ADDITIONAL DATA
---------------
Cash flows:
-----------
  Operating activities........................................          3,505           1,526           9,439           4,490
  Investing activities........................................         (6,180)         (5,807)        (31,982)        (40,555)
  Financing activities........................................         (3,487)          4,564          13,447          36,370

Capital expenditures
--------------------
  Building improvements.......................................            236              62             330             331
  Tenant improvements.........................................            224              49             666             386
  Furniture, fixtures & equipment.............................            109             ---             224               7
  Leasing commissions.........................................            112              72             401             114

Depreciation and amortization
-----------------------------
  Depreciation of real estate assets..........................          1,057             853           2,988           2,400
  Depreciation of non-real estate assets......................            114              16             256              44
  Amortization of deferred lease costs........................             42              21             112              61
  Amortization of capitalized financing costs.................             53              41             139             442

1) Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented NAREIT's new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. FFO has been restated for all prior periods under the new method.
2) Assumes that all outstanding Operating Partnership units have been converted to common stock.

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

           None.

Item 3   Defaults Upon Senior Securities.

           None.

Item 4   Submission of Matters to a Vote of Security Holders.

           None.

Item 5   Other Information.

           None.

Item 6   Exhibits and Reports on Form 8-K

(a)  EXHIBITS

     None.

(b)  REPORTS ON FORM 8-K

     There have been no reports filed on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         G&L REALTY CORP.



Date:  November 13, 1998                 By: /s/ David E. Hamer
                                             ------------------------
                                             David E. Hamer
                                             Chief Accounting Officer