Form 10-K
period 1998-12-31
G&L REALTY CORP
filed 1999-04-09
CIK 912240

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                     ------------------------------------
                                   FORM 10-K
(Mark One)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1998

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

          ----------------------------------------------------------

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


          Securities registered pursuant to Section 12(g) of the Act:
                                      None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No
                                               ---   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported on the New York Stock Exchange, on March 19, 1999) was $39,897,000.

  The number of shares outstanding of the Registrant's Common Stock, $.01 par value (the "Common Stock"), as of March 19, 1999, was 3,971,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the 1999 Annual Meeting of Stockholders (the "Proxy Statement").

================================================================================

                          ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

PART I
ITEM 1.    BUSINESS.........................................................   1
ITEM 2.    PROPERTIES.......................................................   7
ITEM 3.    LEGAL PROCEEDINGS................................................  27
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  27

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................  28
ITEM 6.    CONSOLIDATED SELECTED FINANCIAL DATA.............................  29
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................  31
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......  41
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.......................  42
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................  42

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  42
ITEM 11.   EXECUTIVE COMPENSATION...........................................  42
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  42
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  42

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K   43

                                    PART I


ITEM 1.  BUSINESS

   The Company is a self-administered and self-managed real estate investment trust ("REIT") that owns, acquires, develops, manages, leases and finances health care properties. The Company's business currently consists of investments, made either directly or through joint ventures, in health care properties and in debt obligations secured by health care properties. The Company's operations focus primarily on opportunities to own or develop medical office buildings ("MOB") through its MOB operations, or own or finance senior care facilities ("Senior Care Facilities") through its senior care operations. The Company was incorporated in Maryland on September 15, 1993.

   The MOB business strategy is to acquire, develop, manage and lease a portfolio of medical office buildings. The Company currently seeks growth opportunities mainly in Southern California through acquisition or development of additional MOBs directly or through strategic joint ventures. The MOB portfolio, including projects under development, currently consists of approximately 985,000 rentable square feet. The Company directly owns 25 high quality MOBs, an adjacent parking facility and two retail facilities and indirectly owns three additional MOBs (collectively, the "MOB Properties"). Twenty-five of the MOB Properties are located in California and six of the MOB Properties are located in New Jersey. Several of the MOB Properties include retail space on the ground level. As of January 31, 1999, the MOB Properties were approximately 92.8% leased to over 410 tenants.

   The senior care business strategy is to capitalize on consolidation opportunities in the senior care industry by making selected equity investments in Senior Care Facilities and by providing short-term secured loans to facilitate third-party acquisitions. The Company directly owns 8 Senior Care Facilities consisting of a skilled nursing facility and a senior resident apartment complex located in Arizona, a Senior Care Facility in California, three nursing homes in Massachusetts, a hospital located in California and a skilled nursing facility in Washington (the "Senior Care Properties"). The Senior Care Properties have an aggregate of 894 beds or units. The Company also has a 50% interest in Valley Convalescent, LLC ("Valley Convalescent"), a joint venture with Continuum Health Incorporated ("Continuum") which owns a 123-bed skilled nursing facility in El Centro, California.

   The Company, directly and through GLN Capital Co. ("GLN"), an unconsolidated operating venture with Nomura Asset Capital Corporation ("Nomura"), also provides short-term financing and participating loans secured by health care properties throughout the United States. Many of the loans are intended to serve as bridge or interim financing (generally 6 to 24 months) for the acquisition of such facilities by joint ventures in which the Company participates or by third parties. Loans made by the Company generally bear interest at fixed rates. As of December 31, 1998, the Company had ten loans outstanding which total approximately $15.6 million before reserves of $3.5 million. As of March 19, 1999, GLN's portfolio consists of one secured loan with an outstanding balance of approximately $1.6 million including principal (at face value) and accrued, unpaid interest.

   As part of its overall business strategy, the Company also develops both MOBs and Senior Care Facilities, either directly or through joint ventures. The Company has a long history of successful developments and believes that it can maximize growth through a combination of development and acquisition. The Company currently has five development projects in progress consisting of a 33,000 square foot MOB and a 22,000 square foot MOB both located in Aliso Viejo, California, a 44,000 square foot MOB located in Valencia, California and two assisted living facilities located in Rancho Penasquitos, California and Omaha, Nebraska. These developments are expected to be occupied within the next three to eighteen months. In addition, the Company also owns two vacant parcels of land in California which it intends to use to develop Senior Care Facilities or to sell to third parties for development of Senior Care Facilities.

   The Company intends to continue to grow by enhancing the operating performance of its existing properties, selectively acquiring and developing MOBs and Senior Care Facilities and originating loans secured by Senior Care Facilities that meet the Company's underwriting criteria. Among the key elements of the Company's growth strategy are improving rental income by aggressively marketing available space and applying rigorous investment analysis to proposed acquisitions and short-term loans.

   The Company's primary business objective is to maximize the total return to stockholders through increases in dividends and appreciation in the value of the Company's capital stock through long-term investment in MOBs and Senior Care Facilities, either directly or through affiliates, and short-term investments in loans secured by Senior Care Facilities located throughout the United States, either directly or through affiliates. The Company seeks to achieve these objectives by enhancing the operating performance of its existing properties as well as through the selective acquisition of MOBs and Senior Care Facilities and originating loans secured by Senior Care Facilities in which the Company has an investment interest. Key elements of the Company's MOB operating strategy include: (i) improving rental income and cash flow by aggressively marketing available space; (ii) designing and renovating tenant space to meet the unique needs of medical practitioners; (iii) actively managing renovation costs and minimizing other operating expenses such as leasing commissions by conducting management, leasing, maintenance and marketing activities internally; (iv) maintaining a diversified tenant base consisting of a cross section of medical specialties; and (v) emphasizing regular maintenance, periodic renovation and capital improvements to maximize long-term returns. Key elements of the Company's Senior Care operating strategy include: (i) making short-term secured loans, typically to nonprofit entities; (ii) monitoring the issuance of tax-exempt bonds by a political subdivision with which a nonprofit entity has contracted; (iii) negotiating the repayment of the Company's loans through a combination of cash payments and permanent loan replacement; and (iv) locating high-quality operators who will effectively and efficiently operate the Senior Care Facilities in which the Company has an investment interest to maximize their value.

   Medical Office Building Operations. In its acquisition analysis, management reviews certain factors including: (i) location, particularly proximity to major hospitals; (ii) construction quality and design; (iii) historical, current and projected cash flow; (iv) potential for increased cash flow and capital appreciation; (v) tenant mix and terms of the tenant leases, including the potential for rent increases; (vi) occupancy rates and demand for medical office properties in the vicinity; and (vii) prospects for liquidity through sale, financing or refinancing. The Company anticipates that G&L Realty Partnership, L.P. (the "Operating Partnership"), the subsidiary through which the Company conducts its business, will continue to purchase fee interests in MOB Properties; however, the Company may participate, on a selective basis, in joint venture transactions, or acquire partnership interests as the Board of Directors may determine from time to time to be in the best interests of the Company.
Such investments may be subject to existing mortgage financing and other indebtedness that have priority over the equity interest of the Company and may not afford the Company with the operating control it has with respect to the MOB Properties.

   Senior Care Operations. In connection with its acquisition of Senior Care Facilities and funding of short-term mortgage loans, management analyzes and reviews certain factors including: (i) operating and financial history of the entity and the managers who will be responsible for operating the Senior Care Facility; (ii) value of the property; (iii) location of the property, particularly proximity to shops, markets and other health care facilities; and
(iv) anticipated potential for short-term gain and long-term profits from investment in the property. In its mortgage loans analysis, management also reviews, among other factors, the investment history of the organization acquiring the Senior Care Facility. The Company anticipates that it will continue to acquire ownership interests in, and provide financing for, Senior Care Facilities.

   Development Activities. In connection with its development projects, management analyzes and reviews certain factors including: (i) location, particularly proximity to major medical centers; (ii) demand for MOBs or Senior Care Facilities in the area; (iii) cost of construction in relation to direct acquisition; (iv) potential for capital appreciation; (v) potential for financing or sale; (vi) operating and development capabilities of potential partners; and (vii) estimated return on investment. The Company considers development to be a vital part of its operations and anticipates that it will continue to seek development opportunities in the future.

   See Item 14 for financial information about the Company's two main business segments: investments in (i) healthcare properties and (ii) debt obligations secured by Senior Care Properties.

Competitive Strengths

   In addition to the Company's investments in existing MOB properties, the Company also seeks to make selective acquisitions of MOBs. From time to time hospital owners sell their MOBs to raise capital. These sales create opportunities for the Company to acquire MOBs on attractive terms. Because hospitals will often seek a buyer with the operating skills necessary to meet the needs of the medical practitioners located in the building, the Company believes that its successful history of operating MOBs provides it with a competitive advantage in the acquisition, development and management of MOBs.

   Through its senior care operations, and indirectly through GLN, the Company initially provided short-term financing (typically 6-24 months) secured by Senior Care Facilities. The Company has expanded its senior care operations and currently also seeks to selectively acquire ownership interests in Senior Care Facilities which have characteristics consistent with the Company's growth strategy. The Company believes that the aging population in the United States has increased the demand for efficiently operated Senior Care Facilities. The Company believes that it is in a position to capitalize on this increased demand by selectively acquiring ownership interests in attractively situated Senior Care Facilities as well as by funding secured short-term mortgage loans to facilitate the acquisition of Senior Care Facilities by third-party investors. The Company also believes that there is potential for the Company to make additional acquisitions of Senior Care Facilities and to fund new secured short-term loans for the acquisition of Senior Care Facilities by third parties.

   Financing for new acquisitions of MOB properties and Senior Care Facilities and investments may be provided through existing or new joint ventures with third parties, third-party financing in the form of secured or unsecured debt or equity or from the sale of securities. The Company's access to the public capital markets and its capacity to obtain debt financing facilitates its ability to acquire ownership interests in additional MOBs and Senior Care Facilities and to invest in loans secured by Senior Care Facilities. However, notwithstanding any business policies or objectives of the Company, no assurance can be given that the Company, or its investment affiliates, will be able to make acquisitions on favorable terms, that such properties will be profitably operated or that the Company, or its investment affiliates, will continue to make favorable investments in mortgages secured by Senior Care Facilities. In addition, the Company and its investment affiliates will likely incur additional indebtedness in connection with future acquisitions.


Property Management

   The Company provides a full range of management services for the operation of MOBs. The ability of the Company to manage MOBs to meet the unique needs of medical practitioners has been critical to its success to date. The Company has experienced lease renewal rates of approximately 91.1%, 87.3% and 86.7% for the years ended December 31, 1996, 1997 and 1998, respectively, with respect to medical office space in the MOB Properties based on the medical office space leases available for renewal in these periods. Developing and managing MOBs differs from developing and managing general office properties due to the special requirements of the tenants and their patients. MOBs generally have higher maintenance requirements in the public areas due to heavy foot traffic, many short appointments which increase demand on parking facilities, the use of sophisticated medical equipment requiring increased plumbing and electrical capacity and expanded environmental regulations that impose more stringent restrictions on the disposal of medical waste. The management of MOBs also generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners. Additional important management functions include the placement of tenants within MOBs to accommodate increased space needs and managing the tenant mix at properties so that referrals by practitioners with different specialties within the building are facilitated. The Company stresses meeting these and other special demands of medical property tenants.

Tax Status

   The Company believes that it has operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1993, and the Company intends to continue to operate in such a manner. As long as the Company qualifies for taxation as a REIT under the Code, the Company generally will not be taxed at the corporate level. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.


Employees

   As of March 19, 1999, the Company (including the Operating Partnership) employed 39 persons, 10 of whom are on-site building employees who provide maintenance services for the MOB Properties and 8 of whom are professional employees engaged in leasing, asset management and administration.


Dependence on Key Tenants

   The Company's MOBs typically consist of several smaller tenants rather than one or two large tenants. During 1998, only one MOB tenant accounted for more than 10% of the Company's total rental revenues. During 1998, a subsidiary of PHP Healthcare, Inc. ("PHP"), occupied 100% of the six MOB Properties located in New Jersey, which accounted for approximately 10.8% of the Company's total rental revenues. In November 1998, PHP and the subsidiary filed petitions under Chapters 7 and 11, respectively, of the U.S. Bankruptcy Code. The subsidiary's Chapter 11 proceeding was subsequently converted to Chapter 7. After the bankruptcy filing, the facilities were operated by HIP of New Jersey, Inc. ("HIP"). HIP's operations were taken over by the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") in December 1998. The State of New Jersey continued to occupy and lease the buildings through March 5, 1999. By the end of March 1999, the Commissioner vacated the buildings. If the Company is unable to re-lease these buildings in a timely manner, the earnings of the Company may be adversely affected.

   The Senior Care Facilities are leased 100% to senior care companies that operate the facilities. Although all of the Company's Senior Care Facilities are currently leased, finding experienced senior care operators is a time-consuming and difficult task. As of March 19, 1999, Lenox Healthcare, Inc. ("Lenox") operated the three nursing homes in Massachusetts, which accounted for approximately 10.8% of the Company's total rental revenues in 1998. If Lenox, or any of the Company's other senior care operators, experience financial difficulties and the Company is unable to re-lease the affected Senior Care Properties in a timely manner, the earnings of the Company may be adversely affected.


Government Regulation

   Environmental Matters.   Under various federal, state and local laws,
ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its property. These laws impose liability without regard to whether the owner knew of, or was responsible for, the presence of any hazardous or toxic substances. The presence of such substances, or the failure to properly remediate these substances, may adversely affect the owner's ability to borrow using the real estate as collateral and may subject the owner to material remediation costs. All of the MOB Properties and Senior Care Properties have been subject to Phase I environmental assessments (which involve inspection of the subject property, but no soil sampling or groundwater analysis) by independent environmental consultants. Although restricted in scope, these independent assessments revealed no material evidence of existing environmental liability, and the Company has not been notified by any governmental authority of any noncompliance by, liability for, or other claim against the Company in connection with environmental matters related to the MOB Properties or Senior Care Properties. While the Company is not aware of any environmental liability that it believes would have a material adverse effect on its business, assets or results of operations, no assurance can be given that the environmental assessments revealed all potential environmental liabilities or that a prior owner did not create any material environmental condition not known to the Company or that future uses or conditions (including changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

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

   Physicians generate medical waste in the normal course of their practice. The Company's leases require the individual tenants to make arrangements for the disposal of medical waste and requires all tenants to provide proof that they have contracted with a third party service to remove waste from the premises each night. The handling and disposal of this waste is the responsibility of the tenants; however, the Company remains responsible as the owner of the property. There can be no assurance that all such medical waste will be properly handled and disposed of or that the Company will not incur costs in connection with improper disposal of medical waste by its tenants.

   Healthcare Industry Regulation.    Physicians and senior care operators are
subject to heavy government regulation including the determination of the level of reimbursements for medical costs incurred and services provided under government programs. Changes in government regulations regarding medical reimbursements and other regulations affecting the healthcare industry can have a dramatic impact on the operations of medical practitioners or senior care operators under government programs. Both the federal government and many state governments are exploring numerous reforms concerning the healthcare industry that could have a significant impact on many healthcare-related businesses. If legislation were enacted that decreased the level of government medical reimbursements or increased the degree of regulatory oversight, thereby increasing the expenses of healthcare businesses, the Company's tenant base could be adversely affected. This, in turn, could negatively impact the ability of the Company to make distributions.

   Americans with Disabilities Act.   All of the MOB Properties and Senior Care
Properties are required to comply with the Americans with Disabilities Act ("ADA"). The ADA generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and noncompliance could result in imposition of fines by the federal government or an award of damages to private litigants. The Company believes it is in substantial compliance with the ADA and that it will not be required to make substantial capital expenditures to address the requirements of the ADA. If required changes involve a greater expenditure than the Company currently anticipates, the Company's ability to make distributions could be adversely affected.

         [G&L REALTY CORPORATION ORGANIZATIONAL CHART APPEARS HERE]

1) The Company, a Maryland corporation, was formed to continue the ownership, management, acquisition and development activities previously conducted by G&L Development, a California general partnership.
2) The Company is the sole general partner and 86% owner of the Operating Partnership. Of its 86% interest, 1% is held as general partner and 85% is held as a limited partner. Individual limited partners own the Operating Partnership's remaining 14% partnership interest.
3) G&L Realty Financing II, Inc. a Delaware corporation and a wholly owned subsidiary of the Company, is the sole general partner and 1% owner of the Realty Financing Partnership.
4) G&L Medical, Inc. a Delaware corporation and a wholly owned subsidiary of the Company, is the sole general partner and 1% owner of the Medical Partnership.
5) The Operating Partnership is the sole general partner and 61.75% owner of the Roxbury Partnership. Individual limited partners own the remaining 38.25% limited partnership interest.
6) G&L Management Delaware Corp., a Delaware corporation and a wholly owned subsidiary of the Company, is the managing member and the owner of a 1% membership interest of the GL/PHP.
7) G&L Senior Care Inc., a Delaware corporation and a wholly owned subsidiary of the Company, is the managing member and the owner of a 1% membership interest of G&L Gardens.
8) G&L Hampden, Inc., a Delaware corporation and a wholly owned subsidiary of the Company, is the sole managing member and 1% owner of Hampden.
9) G&L Holy Cross Managers Corp., a California corporation and a wholly owned subsidiary of the Company, is the managing member of G&L Holy Cross.
10) G&L Burbank Managers Corp., a California corporation and a wholly owned subsidiary of the Company, is the managing member of G&L Burbank.
11) G&L Tustin Managers Corp., a California corporation and a wholly owned subsidiary of the Company, is the managing member of G&L Tustin.
12) The Operating Partnership is sole managing member and 80% owner of Valencia. The remaining 20% is owned by Landmark Healthcare Facilities, LLC.
13) The Operating Partnership is co-managing member and 93% owner of Pacific Gardens. The remaining 7% is owned by ASL Santa Monica, Inc.
14)  Hoquiam, Lyons and Coronado are owned 100% by the Operating Partnership.
15) GLN Capital is a Delaware limited liability company owned 49.9% by the Operating Partnership and 50.1% by Nomura.
16) Valley Convalescent is a California limited liability company owned 50% by the Operating Partnership and 50% by Continuum Healthcare, Inc.
17) San Pedro is a California limited liability company owned 50% by the Operating Partnership and 50% by Gary Grabel.
18) Penasquitos LLC is a California limited liability company owned 50% by the Operating Partnership and 50% by Parsons House, LLC.
19) Penasquitos Inc. is a California Corporation owned 50% by the Operating Partnership and 50% by Parsons House, LL
20) Pacific Gardens Corp. is a California corporation owned 93% by the Operating Partnership in the form of non-voting preferred stock and 7% by ASL Santa Monica, Inc.
21) Eagle Run is a California limited liability company owned 50% by the Operating Partnership and 50% by Parsons House, LLC.

ITEM 2.  PROPERTIES

   The MOB Properties consist of 25 high quality MOBs, an adjacent parking facility and two retail facilities and three MOBs indirectly-owned by the Company. The Senior Care Properties consist of 7 Senior Care Facilities and one hospital. As of January 31, 1999, the MOBs were approximately 92.8% leased to over 390 tenants and the Senior Care Properties were approximately 76.4% occupied. The Company's MOB tenants are primarily established medical practitioners representing a cross section of medical practices.


Description of the MOB Properties and Senior Care Properties


MOB Properties

   The Company, through its MOB operations, acquires, develops, manages and leases MOBs, a parking facility and two retail facilities. Developing and managing MOBs differs from developing and managing conventional office buildings due to the special requirements of physicians and their patients. Because doctors now perform a variety of medical procedures in their offices, many MOBs have become sophisticated ambulatory centers that allow for outpatient surgery and procedures. In addition, MOBs generally have higher maintenance requirements in the public areas due to heavy foot traffic, many short appointments that increase demand on parking facilities, the use of sophisticated medical equipment requiring increased plumbing and electrical capacity and expanded environmental regulations that impose more stringent restrictions on the disposal of medical waste. The management of MOBs also generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners. Additional important management functions include the placement of tenants to accommodate increased space needs and managing the tenant mix at properties to facilitate referrals by practitioners with different specialties within the building. The Company stresses meeting these and other special demands of MOB tenants.

Senior Care Properties

   The Company, as part of its overall strategy, acquires, develops and leases Senior Care Facilities. The Company leases its Senior Care Properties to third party senior care operators. The operation of Senior Care Facilities requires a high level of experience and expertise due to the specific needs of the residents and the complex administrative functions surrounding the admission and care of residents and the administering of government programs. The operators of Senior Care Facilities must also maintain a positive relationship with local hospitals and other medical providers in order to attract new residents. The Company considers all of the above factors when leasing its facilities to third party operators.

   The health care industry is facing various challenges, including increased government and private payor pressure to reduce medical delivery costs. Substantially all of the Company's tenants are in the medical profession and could be adversely affected by the new Medicare prospective payment system, cost containment and other health care reform proposals. Proposals that limit access to medical care or reduce reimbursement for physicians' services may impact the ability of the Company's tenants to pay rent. However, the Company believes that the aging population in the United States, combined with other recent trends in the health care industry, such as the performance of non-acute procedures outside of hospitals, could spur increased demand for space in full service MOBs that contain surgery centers and out-patient facilities, such as those owned by the Company.

   The following tables set forth certain information regarding each of the MOB Properties and Senior Care Properties as of January 31, 1999. All of the MOB Properties and Senior Care Properties are held in fee by the Company or, in the case of jointly-owned properties, by the joint venture property partnership or limited liability company.


                          MOB Properties--Summary Data

                                            Number         Year         Rentable   Rented                     Total       Average
                                              of      Constructed or     Square    Square                   Annualized    Rent per
                Property                   Buildings  Rehabilitated      Feet(1)   Feet(2)   Occupancy(2)     Rent(3)     Sq. Ft.(4)
   ------------------------------------    ---------  --------------   ---------   -------   ------------  ------------  ----------
Southern California
-------------------
 405 N. Bedford, Beverly Hills,..........      1        1947/1987        43,002     36,770        85.5%      $1,554,000      $42.27
 415 N. Bedford, Beverly Hills(5)........      1           1955           5,720      5,720       100.0          224,000       39.10
 416 N. Bedford, Beverly Hills...........      1        1946/1986        40,571     36,581        90.2        1,380,000       37.72
 435 N. Bedford, Beverly Hills...........      1       1950/63/84        54,936     52,609        95.8        1,683,000       31.99
 435 N. Roxbury, Beverly Hills...........      1        1956/1983        42,455     41,059        96.7        1,486,000       36.21
 436 N. Bedford, Beverly Hills...........      1           1990          73,685     73,685       100.0        3,030,000       41.12
 Holy Cross Medical Plaza
   11550 Indian Hills Road
   Mission Hills.........................      1           1985          72,146     64,080        88.8        1,822,000       28.44
 St. Joseph's Medical Office Bldg.
   2031 West Alameda Ave.
   Burbank (6)...........................      1           1987          25,684     24,869        96.8          667,000       26.82
 Sherman Oaks Medical Plaza
   4955 Van Nuys Blvd.
   Sherman Oaks..........................      1        1969/1993        68,806     66,941        97.3        1,364,000       20.37
 Regents Medical Center
   4150 Regents Park Row , La Jolla......      1           1989          65,313     65,313       100.0        1,618,000       24.77
 Cigna HealthCare Building
   12701 Schabarum Ave.
   Irwindale.............................      1           1992          47,604     47,604       100.0        1,097,000       23.04
 Tustin--Medical Office I
   14591 Newport Avenue, Tustin..........      1           1969          18,092      9,959        55.0          151,000       15.13
 Tustin--Medical Office II
   14642 Newport Avenue, Tustin..........      1           1985          47,745     38,432        80.5          636,000       16.54
 1095 Irvine Boulevard, Tustin...........      1           1995          10,125     10,125       100.0          206,000       20.30
 San Pedro Medical Plaza
   1360 West 6/th/ Street, San Pedro.....      3        1963/1979        58,435     50,687        86.7        1,199,000       23.65
 Santa Clarita Valley Medical Center
   23861 McBean Pkwy, Santa Clarita......      5           1981          42,335     40,238        95.0          834,000       20.72
 Pier One Retail Center
   26771 Aliso Creek Road, Aliso Viejo ..      1           1998           9,100      9,100       100.0          182,000       20.00
 Lyons Avenue Medical Building
   24355 Lyons Avenue, Santa Clarita.....      1           1990          48,953     41,737        85.3          851,000       20.39
 Coronado Plaza
   1330 Orange Ave, Coronado.............      1        1977/1985        39,854     35,552        89.2          983,000       27.65

----------------------------------
See footnotes on following page                             Continued....

New Jersey (7)
--------------
   2103 Mt. Holly Rd, Burlington.........    1        1994     12,560     12,560     100.0        435,000    34.63
   150 Century Parkway, Mt. Laurel.......    1        1995     12,560     12,560     100.0        391,000    31.16
   274 Highway 35, South Eatontown.......    1        1995     12,560     12,560     100.0        481,000    38.30
   80 Eisenhower Drive, Paramus..........    1        1994     12,675     12,675     100.0        422,000    33.28
   16 Commerce Drive, Cranford...........    1        1963     17,500     17,500     100.0        492,000    28.10
   4622 Black Horse Pike, May Landing....    1        1994     12,560     12,560     100.0        438,000    34.83
                                            --                -------    -------              -----------
Total/Weighted average of
   MOB Properties........................   31                885,876    822,376      92.8%   $23,442,000   $28.51
                                            ==                =======    =======              ===========

Developments (8)
---------------
   Santa Clarita Valley Medical Center
        23861 McBean Pkwy, Santa Clarita     1     1998/1999   43,911     26,768      62.3%       668,168    24.96
   Hoag Hospital MOB
        26671 Aliso Creek Road, Aliso
        Viejo                                1     1998/1999   33,000     33,000     100.0        750,000    22.73
   Pacific Park
        5 Journey Road, Aliso Viejo          1     1998/1999   22,300     16,950      76.0        427,140    25.20
                                            --                -------    -------              -----------   ------
Total/Weighted average of
    Developments                             3                 99,211     76,558      77.2%   $ 1,845,000   $24.10
                                            --                -------    -------              -----------

Total/Weighted average of all               34                985,087    898,934      91.3%   $25,287,000   $28.12
    MOB Properties (including               ==                =======    =======              ===========
     Developments)

1) Rentable square feet includes space used for management purposes but does not include storage space.
2) Occupancy includes occupied space and space used for management purposes. Rented square feet includes space that is leased but not yet occupied. Occupancy figures have been rounded to the nearest tenth of one percent.
3) Rent is based on third-party leased space billed in January 1999; no rent is assumed from management space.
4) Average rent per square foot is calculated based upon third-party leased space as of January 31, 1999.
5)   This property consists of retail space and parking facilities.
6) The St. Joseph's Professional Building was acquired from the Sisters of Providence, who guaranteed up to an annual gross rent of $765,000 per year through October 31, 1998; however, the guarantee was limited to a maximum annual reimbursement of $225,000.
7) All six facilities were acquired in February 1997. Prior to acquisition the previous owner operated the facilities as an acute care MOB. Due to the PHP bankruptcy discussed below, all six facilities were vacant as of March 31, 1999.
8) Developments consist of MOB properties under construction as of January 31, 1999. Occupancy and rental information is based on pre-leased space as of January 31, 1999.

                     Senior Care Properties--Summary Data



                                   Number          Year                                                              Total
                                     of       Constructed or    Date     Number of                    Purchase     Annualized
             Property             Buildings   Rehabilitated    Leased    Beds/Units   Occupancy(1)      Price         Rent
    ---------------------------   ---------   --------------   -------   ----------   ------------   -----------   ----------
Southern California
-------------------
   Pacific Gardens
     1437 Seventh Street,
     Santa Monica................      1           1990        6/30/98        92          96.2%      $11,210,000   $  960,000
   Tustin Hospital
     14662 Newport Avenue,
     Tustin.(3)..................      1           1969         5/1/97       183          19.0         2,545,000      421,000
Arizona
-------
   Maryland Gardens (4)
     31 West Maryland Avenue,
     Phoenix ....................      1         1951-1957      2/1/98        98          91.9         4,647,000      408,000
   Maryland Gardens II
     39 West Maryland Avenue,
     Phoenix.....................      1           1968           N/A         20          95.0         1,024,000      101,000
Massachusetts
-------------
   Riverdale Gardens
     42 Prospect Avenue,
     West Springfield ...........      1         1957-1975     10/1/97       168          88.7         5,655,000      762,000
   Chestnut Hill
     32 Chestnut Street,
     East Longmeadow.............      1           1984        10/1/97       123          91.2        10,627,000    1,433,000
   Mary Lyon
     34 Main Street,
     Hampden.....................      1           1986        10/1/97       100          91.0         3,744,000      505,000
Washington
----------
   Pacific Care Center
     3035 Cherry Street,
     Hoquiam.....................      1           1954        7/31/98       110          89.8         3,316,000      600,000
                                       -                                     ---          ----                     ----------

Total/Weighted average of all
   Senior Care Properties........      8                                     894          76.4%                    $5,190,000
                                       =                                     ===          ====                     ==========

       Developments
-----------------------------
Southern California
-------------------
   The Arbors
     12979 Rancho Penasquitos
     Boulevard,
     San Diego ..................      1         1998/1999        N/A        N/A           N/A         4,200,000        N/A
Nebraska
--------
   14325 Eagle Run Drive,
     Omaha ......................      1         1999/2000        N/A        N/A           N/A         1,100,000        N/A

                                          Average
                                           Annual
                                          Rent per
             Property                   Bed/Unit (2)
    ---------------------------         ------------
Southern California
-------------------
   Pacific Gardens
     1437 Seventh Street,
     Santa Monica.....................    $10,435
   Tustin Hospital
     14662 Newport Avenue,
     Tustin.(3).......................      2,300
Arizona
-------
   Maryland Gardens (4)
     31 West Maryland Avenue,
     Phoenix .........................      4,163
   Maryland Gardens II
     39 West Maryland Avenue,
     Phoenix..........................      5,050
Massachusetts
-------------
   Riverdale Gardens
     42 Prospect Avenue,
     West Springfield ................      4,536
   Chestnut Hill
     32 Chestnut Street,
     East Longmeadow..................     11,650
   Mary Lyon
     34 Main Street,
     Hampden..........................      5,050
Washington
----------
   Pacific Care Center
     3035 Cherry Street,
     Hoquiam..........................      5,455
                                          -------

Total/Weighted average of all
   Senior Care Properties.............    $ 5,805
                                          =======

       Developments
-----------------------------
Southern California
-------------------
   The Arbors
     12979 Rancho Penasquitos
     Boulevard,
     San Diego .......................      N/A
Nebraska
--------
   14325 Eagle Run Drive,
     Omaha ...........................      N/A

_______________________
1)   Occupancy is on a per-bed or unit basis.
2) Average rent per bed is calculated based upon annualized rents as of January 31, 1999.
3) Tustin Hospital is leased 100% to Pacific Health Corporation. Occupancy percentage of 19.0% represents average hospital census for January 1999.
4)   Lease expired on January 31, 1999.  Tenant is currently month-to-month.

MOB Properties

Southern California Properties
------------------------------

   Six of the MOB Properties are located on North Bedford and North Roxbury Drives in the "Golden Triangle" area of Beverly Hills, California, near three major hospitals--Cedars Sinai Medical Center, Century City Hospital and UCLA Medical Center. The buildings feature high quality interior improvements, including rich wood paneling and brass hardware appointments, both in the common areas and in most of the doctors' offices. These six MOB Properties include ten operating rooms. The 405, 416 and 436 North Bedford Drive buildings each have emergency back-up generators. Parking for these six MOB Properties is provided in the 415 North Bedford garage and in subterranean parking at 436 North Bedford and 435 North Roxbury Drives. Each of these MOBs has copper insulated pipe with sufficient capacity for medical use, electrical systems designed for extra load requirements and extensive security systems.


 405 North Bedford Drive, Beverly Hills

   The 405 North Bedford Drive MOB, built in 1947 and extensively remodeled in 1987, consists of four stories plus a penthouse and a basement. The reinforced brick building, with ground floor retail space, features cherry wood paneled walls and brass hardware in the common areas and decorative concrete trim on the exterior.

   On March 31, 1998, St. John's Hospital lease expired. St. John's Hospital occupied approximately 37,000 square feet, or 75% of the building. St. John's Hospital had subleased much of its space to doctors affiliated with the hospital. Upon expiration of the lease, management began to sign leases with the sub-tenants of St. John's Hospital. Management has been successful in signing the majority of these sub-tenants or finding new occupants. Currently, two tenants occupy more than 10% of the rentable square footage in the 405 North Bedford property. A surgery center occupies 6,019 square feet (approximately 14%) of the rentable square footage pursuant to a lease that provides for monthly rent of $22,000. The lease expires on August 31, 2004 and provides for a five-year renewal option. An obstetrician occupies 5,374 square feet (approximately 12.5%) of the rentable square footage pursuant to a lease that provides for monthly rent of $23,000.


 415 North Bedford Drive, Beverly Hills

   The 415 North Bedford Drive building is a four-level parking structure with approximately 5,720 square feet of ground floor retail space for seven tenants. The parking structure contains 316 tandem-striped spaces and is valet operated.


 416 North Bedford Drive, Beverly Hills

   The 416 North Bedford Drive property is a four-story reinforced brick MOB with a basement and ground floor retail space. Built in 1946 and extensively remodeled in 1986, the building features oak paneled walls and moldings, brass hardware, tinted concrete borders on the exterior, and fourth floor skylights that provide an open, airy atmosphere in the hallway and in some of the suites.

   A plastic surgeon occupies 4,622 square feet or 11.3% of the rentable square footage of the building, pursuant to a lease which provides for monthly rent of $19,000. The lease expires on November 30, 2002 and contains a five-year renewal option.

 435 North Bedford Drive, Beverly Hills

   The 435 North Bedford Drive property is a four-story, reinforced brick and masonry MOB with a penthouse, basement, and ground floor retail space. Built in 1950 and extensively remodeled in 1984, the building features oak molding, wall sconces and paneling in the hallways plus stained runner boards and built-in stained hardwood cabinets in some of the medical office suites.


 435 North Roxbury Drive, Beverly Hills

   The 435 North Roxbury Drive property is a four-story MOB with a penthouse, subterranean parking and retail space on the ground floor. The building, which was built in 1956 and extensively remodeled in 1983, features a reinforced brick and masonry exterior and raised, oak-stained paneling and molding in the hallways.

   Two tenants in 435 North Roxbury each occupy more than 10% of the rentable square footage. A dermatologist occupies 5,291 square feet (12.5% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $17,000. The lease expires September 30, 2001 and contains a provision for a five-year renewal option. An internist occupies 6,183 square feet (14.6% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $19,000. The lease expires on November 30, 1999.


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


 Holy Cross Medical Plaza, Mission Hills

   The Holy Cross Medical Plaza is situated on approximately 2.6 acres of the 15-acre campus of Holy Cross Medical Plaza, a 316-bed hospital. The campus also includes the Villa de la Santa Cruz skilled nursing facility, another MOB, a magnetic resonance imaging center, and an outpatient diagnostic center. Built in 1984, the Holy Cross Medical Plaza is a three-story office building occupied primarily by medical and dental practitioners. A two-story parking structure and an open asphalt-paved lot can accommodate a total of 333 vehicles. The surrounding site is landscaped with grass, trees, shrubs and planter boxes.

   Two tenants occupy more than 10% of the rentable square footage in the Holy Cross Medical Plaza property. Holy Cross Surgical Center occupies 12,456 square feet (17.2% of the rentable square footage) pursuant to a lease that provides for monthly rent of $41,000. The lease expires October 31, 2006 and provides for a ten-year renewal option. Dialysis Center occupies 10,639 square feet (14.7% of the rentable square footage) pursuant to a lease that provides for monthly rent of $20,000. The lease expires March 31, 2006 and provides for two, five-year renewal options.


 St. Joseph's Professional Building, Burbank

   The St. Joseph's Professional Building is a steel frame, brick-facade building, constructed in 1987, that features two floors of office space over three levels of subterranean parking which can accommodate up to 100 vehicles. The building is located one-quarter of a mile from St. Joseph's Hospital and is directly across the street from the

Walt Disney Company's world headquarters campus. Saint Joseph's Hospital includes 658 beds and is owned by the Sisters of Providence, an organization which owns other hospitals throughout North America. The St. Joseph's Professional Building was acquired from the Sisters of Providence, who guaranteed up to an annual gross rent of $765,000 per year through October 31, 1998; however, the guarantee was limited to a maximum annual reimbursement of $225,000. Currently, the office building is fully leased. Since the acquisition, the Company has negotiated with the existing tenants to extend their leases beyond the rent guarantee period.

   Two tenants in the St. Joseph's Professional Building occupy more than 10% of the rentable square footage. Total Renal Care occupies 9,067 square feet (35.3% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $22,000 plus expense reimbursements for excess utility consumption. This lease expires October 31, 2000 and provides for one five-year renewal option. Two internists occupy 3,707 square feet (14.4%) of the rentable square footage pursuant to two leases which provide for aggregate monthly rents of $8,000. The leases expire on October 31, 2001 and have five-year renewal options.


 Sherman Oaks Medical Plaza, Sherman Oaks

   The Sherman Oaks Medical Plaza is a seven-story office building, constructed in 1969, that is adjacent to the Sherman Oaks Hospital and Health Center, a 156-bed hospital which includes the major burn center for the San Fernando Valley.
A $1 million capital improvement program renovating the building systems and common areas of the Sherman Oaks Medical Plaza was completed in 1993. The Company also owns the adjacent air rights and three-level parking structure behind the property which provides a total of 426 parking spaces. The land beneath the parking structure is owned by Sherman Oaks Hospital which also leases 150 parking spaces in the structure.


 Regents Medical Center, La Jolla

   The Regents Medical Center is a three-story building situated on approximately 2.6 acres in the University Town Center area of San Diego, near the University of California, San Diego. The building, which was constructed in 1989, has ground level retail spaces, two upper floors of medical offices, and subterranean and ground level parking that can accommodate a total of 285 vehicles.

   UCSD Orthomed, an affiliate of the University of California, occupies 11,166 square feet (approximately 16.8%) of the rentable area of the building pursuant to leases which provide for an aggregate monthly rental of $26,000. The leases expire at various dates between January 31, 2000 and January 31, 2002.


 Cigna Health Care Building, Irwindale

   The Cigna Health Care Building in Irwindale, California is a two-story MOB, constructed in 1992, on a site that provides two parking areas with a total of 244 spaces. This property is 100% leased to Friendly Hills Healthcare Network, Inc. Rent obligations under the lease are guaranteed by Cigna Health Care, Inc., the previous lessee of the property. The lease, which provides for monthly rent of $91,000 triple net, expires November 30, 2004 and provides for two, five-year options.


 Tustin--MOB I

   The 14591 Newport Avenue building in Tustin, California is a two-story MOB that was constructed in 1969 on a 1.2-acre site. The site is landscaped with grass lawns, shrubs, and trees and includes an asphalt-paved parking lot with approximately 105 parking spaces, representing a parking ratio of 5.8 parking spaces per 1,000 square feet of building area.

   Two tenants occupy more than 10% of the rentable square footage of the building. A general practice physician occupies 1,881 square feet (approximately 10.4%) of the rentable area of the building pursuant to a lease which provides for monthly rental revenue of $2,000. The lease expires on May 31, 2003. A neurologist occupies 2,954 square feet (approximately 16.3%) of the rentable area of the building pursuant to leases which provide for monthly rent of $4,000. The leases expire on January 31, 2001.


 Tustin--MOB II

   The 14642 Newport Avenue building in Tustin, California is a four-story MOB, developed in 1985, that features a surgery center with three operating rooms, a pharmacy, and an industrial clinic on the first floor. Medical offices are located on all of the other floors.

   Three tenants occupy more than 10% of the rentable square footage in the 14642 Newport Avenue Building. Pacific Health Corporation leases the surgery center and occupies 7,444 square feet (approximately 15.6%) of the rentable area of the building pursuant to a lease that provides for a monthly rental of $18,000. The lease expires on November 30, 2001 and provides for one, five-year renewal option. Prospect Medical Systems, Inc. occupies 6,004 square feet (approximately 12.6%) of the rentable area pursuant to leases which provide for monthly rent of $10,000. The leases expire on September 30, 2003. A general practice physician occupies 4,951 square feet (approximately 10.4%) of the rentable area pursuant to a lease which provides for monthly rent of $2,000.
The lease expires on October 31, 1999.


 1095 Irvine Boulevard, Tustin

   The 1095 Irvine Boulevard building in Tustin, California was redeveloped in 1995 as a primary health care center for physicians who are part of the St. Joseph Hospital of Orange health care network. The property is leased to St. Joseph Hospital, Inc. under a net lease with a 15-year term, which began in August 1995, and provides for annual cost of living rent escalations. The lease provides for a monthly rental of $17,000 and expires on July 31, 2010.


 San Pedro Medical Plaza

   The San Pedro Medical Plaza in San Pedro, California is a 58,000 square foot complex consisting of three MOBs. The buildings are located across the street from the San Pedro Peninsula Hospital and are situated on 7.85 acres incorporating a 383 space surface parking lot.

   One tenant occupies more than 10% of the rentable square footage of the building. Cor Healthcare Medical Associates occupies 6,470 square feet (approximately 11.1%) of the rentable area pursuant to a lease that provides for monthly rent of $12,000. The lease expires on July 31, 1999.


 Santa Clarita Valley Medical Center

   The Santa Clarita Valley Medical Center in Valencia, California is a 42,000 square foot complex consisting of four one-story MOBs and one two-story MOB. The buildings are located on the Henry Mayo Newhall Memorial Hospital Campus, the only regional hospital in the area. The campus includes a 241-bed medical center and another MOB. An open-air asphalt parking lot can accommodate up to 435 vehicles. The buildings are subject to a 60-year ground lease which includes payments of $11,000 per month.

 Lyon Avenue Medical Building

   The Lyon Avenue Medical Building is a two-story, 49,000 square foot MOB located in Valencia, California only 1/2 mile from the Santa Clarita Valley Medical Center. The building has subterranean parking and a two-story atrium
entry.   The building's excellent market position provides first class medical space for those doctors that do not need an association with the hospital.

   Two tenants occupy more than 10% of the rentable square footage of the building. Valencia Surgical Center occupies 7,212 square feet (approximately 14.7%) of the rentable area pursuant to a lease that provides for monthly rent of $14,000. The lease expires on September 1, 2005. Two orthopedists occupy 6,233 square feet (approximately 12.7%) of the rentable area pursuant to leases which provide for monthly rent of $10,000. The leases expire on December 31, 2001 and provide for one, five-year renewal option.


 Coronado Plaza

   Coronado Plaza is a three-story, 40,000 square foot office and retail complex located in Coronado, California. The building is located on the beach across the street from the Hotel Del Coronado and the majority of the second and third floor suites have unobstructed ocean views. The building has subterranean parking for 96 vehicles plus street parking surrounding the entire property.

   Two tenants occupy more than 10% of the rentable square footage in Coronado Plaza. Wendy's San Diego Restaurant occupies 3,684 square feet (approximately 10.2%) of the rentable area pursuant to a lease that provides for monthly rent of $9,000. The lease expires on May 31, 2007 and provides for one, five-year renewal option. Marie Calendar's Restaurant occupies 6,163 square feet (approximately 15.7%) of the rentable area pursuant to leases which provide for monthly rent of $12,000. The leases expire on September 30, 2008 and provide for two, five-year renewal options.


New Jersey Properties
---------------------

   As of August 15, 1997, a subsidiary of PHP Healthcare Corporation ("PHP") leased 100% of the following properties from GL/PHP under the terms of a 17-year net operating lease that provided for rent increases equal to the annual increase in the Consumer Price Index, subject to a 5% maximum annual increase. PHP guaranteed the obligations of its subsidiary under the lease. On November 20, 1998, PHP and its subsidiary each filed a petition under Chapters 7 and 11, respectively, of the U.S. Bankruptcy Code. The subsidiary's Chapter 11 proceeding was converted to a Chapter 7 on November 23, 1998. The facilities were being operated by HIP. HIP's operations were taken over by the Commissioner on or about December 2, 1998. The Commissioner continued to occupy and lease the buildings and paid all rent owing for the period from November 20, 1998 through March 5, 1999. By the end of March 1999, the Commissioner had vacated the buildings. The Company holds a $2.0 million security deposit in the form of a $2.0 million note payable to PHP. The Company is actively seeking to re-lease the buildings and has already obtained a rental commitment from a tenant for one of the buildings.


 150 Century Parkway, Mount Laurel Township

   The property is located in Burlington County and consists of a one-story MOB containing a net rentable area of approximately 12,560 square feet. The building is situated on approximately 2.50 acres.

 80 Eisenhower Drive, Paramus Borough

   The property is located in Bergen County and consists of a one-story MOB containing a net rentable area of approximately 12,675 square feet. The building is situated on approximately 2.27 acres.


 16 Commerce Drive, Cranford Township

   The property is located in Union County and consists of a two level MOB containing a net rentable area of approximately 17,500 square feet. The building is situated on approximately 3.06 acres.


 4622 Black Horse Pike, Hamilton Township

   The property is located in Atlantic County and consists of a one level MOB containing a net rentable area of approximately 12,560 square feet. The building is situated on approximately 2.73 acres.


 2103 Mount Holly Road, Burlington Township

   The property is located in Burlington County and consists of a one level MOB containing a net rentable area of approximately 12,560 square feet. The building is situated on approximately 2.43 acres.

 274 Route 35, Eaton Town Borough

   The property is located in Monmouth County and consists of a one level MOB containing a net rentable area of approximately 12,560 square feet. The building is situated on approximately 4.66 acres.


Senior Care Properties


Southern California Properties
------------------------------


Pacific Gardens

   Pacific Gardens is a 92-unit, 61,000 square foot, four-story Senior Care Facility located in Santa Monica, California just two blocks from the beach. The building contains a 3-story, subterranean parking garage for 112 vehicles. GLH Pacific Gardens Corp., a joint venture with ASL Santa Monica, Inc. in which the Company owns 93% of the equity in the form of non-voting preferred stock, leases the facility for triple net base rental payments of $80,000 per month as of January 31, 1999. On January 1, 2000, the monthly base rent increases to $105,000. The lease expires on June 30, 2003, although either landlord or tenant can terminate the lease without cause upon at least 90 days written notice after June 30, 2001.


 Tustin Hospital

   The 14662 Newport Avenue building in Tustin, California is a single-story, 183-bed, 101,000 square foot hospital that was developed in two phases beginning in 1969 and ending in 1974. The hospital includes a full service emergency room, five operating rooms, an intensive care ward, administrative offices, conference rooms, kitchen and cafeteria, pharmacy facilities, gift shop, x-ray facilities and a basement service area. The hospital has an emergency back-up generator with a 10,000-gallon underground fuel tank that complies with current environmental requirements. The hospital was vacant when the Company acquired the property on June 14, 1996. As of May 1, 1997, the hospital was 100% leased to Pacific Health Corporation. The lease provides for triple net rental payments which commenced in January 1998. Rental payments for the months of October through December 1997 were deferred until July 1998, at which time the monthly rent was increased from $33,000 to approximately $35,000. The lease expires June 30, 2002 and provides for three, five-year renewal options. In July 1997, the Company granted Pacific Health Corporation an option, which expires on July 1, 2001, to purchase the hospital for $5.0 million.


Arizona Properties
------------------

 Maryland Gardens

   Maryland Gardens is a 98-bed skilled nursing facility located in Phoenix.
The facility is situated on approximately 1.84 acres and is leased to Stefan Healthcare, Inc. ("Stefan") under terms of a lease which provides for triple net rental payments in the amount of $34,000 per month. The lease was for one year and ended on January 31, 1999. Stefan is currently operating the facility on a month-to-month basis.

 Maryland Gardens II

   Maryland Gardens II is a 20-unit, 30,000 square foot apartment complex acquired by the Company in May 1998. The building is located on a 1.0 acre lot adjacent to the Maryland Gardens skilled nursing facility. The building, named the Winter Gardens Apartments, currently consists of residential tenants. The property also includes a 1.0 acre vacant parcel of land and a duplex building.


Massachusetts Properties
------------------------

 Hampden Properties

   In October 1997, the Company acquired three Massachusetts nursing home facilities (collectively, "the Hampden Properties") from Hampden Nursing Homes, Inc. ("Hampden") for total consideration of approximately $20.0 million. Of this amount, the Company borrowed $6.0 million from Nomura at an interest rate of 8.62% per annum. (See discussion of $6.0 million note payable below in "Debt Structure"). In conjunction with the acquisition of the Hampden Properties, the Company entered into a 15-year net-operating lease with Iatros Health Networks, Inc. ("Iatros"), a skilled nursing care operator. The operating lease provides for monthly lease payments of $225,000 and fixed annual increases of 2.0% per year at the end of each of the first seven years. Thereafter, annual increases are based upon the greater of 2.0% of the previous year's rent or 2.5% of the increase in gross receipts derived from the operation of the Hampden Properties in excess of $17,750,000. On October 8, 1998, Iatros voluntarily gave up possession of the facilities because of severe financial problems. Lenox Healthcare, Inc. ("Lenox") replaced Iatros as the operator of the nursing homes for an initial term ending on March 31, 1999. A proposed amendment extending the term until December 31, 1999 is currently being negotiated.

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


Washington Property
-------------------

 Pacific Care Center

   Pacific Care Center is a 110-bed skilled nursing facility located in Hoquiam. The facility is leased on a triple net basis to Stefan for $50,000 per month. The lease expires on July 31, 2003.


Leases

  MOB Properties

   As of January 31, 1999, the MOB Properties were approximately 92.8% leased. New leases and extensions are normally granted for a minimum of five years and provide for annual rent increases. Office tenants generally have gross leases whereby rents may be adjusted for a tenant's proportionate share of any increases in the cost of operating the building. Most retail tenants have net leases and pay their share of all operating expenses including property taxes and insurance. The following is a lease expiration table setting forth the number, square feet and associated annual rent for those leases expiring in future years.

                       MOB Properties--Lease Expirations

                                                                Number of       Approximate                       % of
                                                                 Leases        Total Rented                   Total Annual
                      Year of Lease Expiration                 Expiring(1)    Square Feet (1)   Annual Rent       Rent
                    -------------------------------------      ------------   ---------------   -----------   -------------
                    1999.................................           49            79,977        $ 2,184,000       10.4%
                    2000.................................           61            87,193          2,668,000       12.7%
                    2001.................................           70           122,779          3,403,000       16.1%
                    2002.................................           47            80,262          2,294,000       10.9%
                    2003.................................           41            66,665          1,810,000        8.6%
                    2004.................................           12            70,579          1,786,000        8.5%
                    2005.................................           13            28,376            819,000        3.9%
                    2006.................................           16            46,398          1,461,000        6.9%
                    2007.................................            8            30,766          1,094,000        5.2%
                    2008.................................            5            16,105            524,000        2.5%
                    2009 or later........................            9            96,621          3,024,000       14.3%
                                                                   ---           -------        -----------      -----
                              Total                                331           725,721        $21,067,000      100.0%
                                                                   ===           =======        ===========      =====

_______________________________________________
1) Does not include month-to-month leases or vacant space. There are 86 month-to-month tenants who occupy approximately 93,000 square feet of space and pay approximately $185,000 per month in rent.

   The Company was successful in obtaining lease renewals, achieving a weighted average renewal rate of approximately 86.7% on MOB leases that expired during 1998. Although there can be no assurance that this renewal level will be maintained, the Company believes this high renewal rate is due in part to the tendency of medical practitioners to continue to practice in the same space over a number of years. Also, the Company's tenants frequently invest large sums of money in equipment and fixtures for their offices. Furthermore, relocating a doctor's office can be disruptive to the patients who are familiar with the doctor's office location.


The following table sets forth the scheduled annual rent increases for the leases with respect to the MOB Properties in effect at December 31, 1998.

                        MOB Properties--Rent Increases

                                                                                          % of Total Rented
                             Scheduled Annual Rent Increases           Square Feet(1)     Square Feet(1)(2)
                             -------------------------------         -----------------   -------------------
                        None (3).....................................       116,171             14.2%
                        Consumer Price Index.........................       353,610             43.3%
                        2.00%........................................         7,532              0.9%
                        2.50%........................................        22,880              2.8%
                        2.75% .......................................         3,251              0.4%
                        3.00% .......................................        87,000             10.6%
                        3.20% .......................................         1,201              0.1%
                        3.50% .......................................         4,450              0.5%
                        4.00%........................................        34,167              4.2%
                        5.00%........................................       181,914             22.3%
                        8.00%........................................         5,440              0.7%
                                                                            -------            -----
                            Total                                           817,616            100.0%
                                                                            =======            =====

______________________________
1) Does not include 1.4% and 6.2% of the total rented square feet, which is management and vacant space, respectively.
2) Percent of total rented square feet that has been rounded to the nearest tenth of one percent.
3)  Approximately 21% of these leases are month-to-month.

  The historical occupancy, rounded to the nearest tenth of one percent, of the MOB Properties is shown in the following table:

                     MOB Properties--Historical Occupancy

MOB Property                                                      1998        1997        1996        1995        1994
------------                                                    ---------   ---------   ---------   ---------   ---------
Southern California
-------------------
  405 N. Bedford  .........................................        85.5%       97.4%      100.0%      100.0%       96.2%
  415 N. Bedford(1)........................................       100.0       100.0       100.0       100.0       100.0
  416 N. Bedford  .........................................        90.2        90.7        97.6       100.0       100.0
  435 N. Bedford  .........................................        95.8        93.9        93.1        89.2        85.3
  435 N. Roxbury  .........................................        96.7        93.5        93.6        95.6        91.7
  436 N. Bedford  .........................................       100.0       100.0        98.4        90.0        92.8
  Holy Cross Medical Plaza(2)..............................        88.8        92.2        93.1        94.7        87.7
  St. Joseph's Medical Building(3).........................        96.8       100.0       100.0       100.0       100.0
  Sherman Oaks Medical Plaza(2)............................        97.3        93.9        86.7        90.0        79.8
  Regents Medical Center(2)................................       100.0       100.0       100.0        90.9        87.6
  Cigna Health Care Building(2)............................       100.0       100.0       100.0       100.0       100.0
  1095 Irvine Boulevard(4).................................       100.0       100.0       100.0       100.0         N/A
  14591 Newport Avenue, Medical Office I(5)................        55.0        52.4        49.6         N/A         N/A
  14642 Newport Avenue, Medical Office II(5)...............        80.5        71.5        85.1         N/A         N/A
  San Pedro Medical Plaza (6)..............................        86.7         N/A         N/A         N/A         N/A
  Santa Clarita Valley Medical Center (6)..................        95.0         N/A         N/A         N/A         N/A
  26771 Aliso Creek Road (7)...............................       100.0         N/A         N/A         N/A         N/A
  24355 Lyons Avenue (6)...................................        85.3         N/A         N/A         N/A         N/A
  1330 Orange Avenue (6)...................................       100.0         N/A         N/A         N/A         N/A
New Jersey (8)
--------------
  2103 Mt. Holly Rd., Burlington...........................       100.0         N/A         N/A         N/A         N/A
  150 Century Parkway, Mt. Laurel..........................       100.0         N/A         N/A         N/A         N/A
  274 Highway 35, South Eatontown..........................       100.0         N/A         N/A         N/A         N/A
  80 Eisenhower Drive, Paramus.............................       100.0         N/A         N/A         N/A         N/A
  16 Commerce Drive, Cranford..............................       100.0         N/A         N/A         N/A         N/A
  4622 Black Horse Pike, May Landing.......................       100.0         N/A         N/A         N/A         N/A
                                                                  -----       -----       -----       -----    --------
Weighted average                                                   92.8%       93.7%       94.2%       90.9%       97.9%
                                                                  =====       =====       =====       =====       =====

______________________________
1)   Retail space.
2)   Acquired in 1994.
3)   Acquired in December 1993.
4)   Placed in service in 1995.
5) Acquired in June 1996 from a creditors committee. Previous operating statistics were not available.
6)   Property acquired in 1998.
7)   Property was built in 1998.
8) All six facilities were acquired in February 1997. Prior to acquisition the previous owner operated the facilities as an acute care MOB. Due to the PHP bankruptcy discussed above, all six facilities were vacant as of March 31, 1999.

  The following tables set forth the annualized base rent per square foot and annualized base rent for the MOB Properties for the past five years.

         MOB Properties--Annualized Average Base Rent Per Square Foot

MOB Property                                                      1998        1997        1996        1995        1994
------------                                                    ---------   ---------   ---------   ---------   ---------
Southern California
-------------------
  405 N. Bedford  .........................................       $42.24      $47.58      $44.51       $41.64      $42.01
  415 N. Bedford(1)........................................        39.10       38.35       36.28        36.21       36.79
  416 N. Bedford  .........................................        37.72       38.05       36.89        37.04       40.88
  435 N. Bedford  .........................................        31.99       37.74       33.49        34.35       39.25
  435 N. Roxbury  .........................................        36.21       35.64       36.50        37.11       38.39
  436 N. Bedford  .........................................        41.12       42.08       39.84        42.13       44.71
  Holy Cross Medical Plaza(2)..............................        28.44       28.04       28.07        25.91       28.77
  St. Joseph's Medical Building(3).........................        26.82       27.19       27.03        29.12       29.92
  Sherman Oaks Medical Plaza(2)............................        20.37       20.19       22.90        23.32       23.57
  Regents Medical Center(2)................................        24.77       24.18       24.93        27.11       28.38
  Cigna Health Care Building(2)............................        23.04       23.04       23.04        23.04       23.01
  1095 Irvine Boulevard(4).................................        20.30       19.87       19.46        17.14        N/A
  14591 Newport Avenue, Medical Office I(5)................        15.13       13.39       14.66         N/A         N/A
  14642 Newport Avenue, Medical Office II(5)...............        16.54       13.19       12.34         N/A         N/A
  San Pedro Medical Plaza (6)..............................        23.65        N/A         N/A          N/A         N/A
  Santa Clarita Valley Medical Center (6)..................        20.72        N/A         N/A          N/A         N/A
  26771 Aliso Creek Road (7)...............................        20.00        N/A         N/A          N/A         N/A
  24355 Lyons Avenue (6)...................................        20.39        N/A         N/A          N/A         N/A
  1330 Orange Avenue (6)...................................        27.01        N/A         N/A          N/A         N/A
New Jersey (8)
--------------
  2103 Mt. Holly Rd., Burlington...........................        34.63       34.63        N/A          N/A         N/A
  150 Century Parkway, Mt. Laurel..........................        31.16       31.16        N/A          N/A         N/A
  274 Highway 35, South Eatontown..........................        38.30       38.30        N/A          N/A         N/A
  80 Eisenhower Drive, Paramus.............................        33.28       33.28        N/A          N/A         N/A
  16 Commerce Drive, Cranford..............................        28.10       28.10        N/A          N/A         N/A
  4622 Black Horse Pike, May Landing.......................        34.83       34.83        N/A          N/A         N/A

       Weighted average....................................       $28.51      $30.69      $29.81       $31.70      $34.01

--------------------------------
1)   Retail space.
2)   Acquired in 1994.
3)   Acquired in December 1993.
4)   Placed in service in 1995.
5) Acquired in June 1996 from a creditors committee. Previous operating statistics were not available.
6)   Property acquired in 1998
7)   Property was built in 1998.
8) All six facilities were acquired in February 1997. Prior to acquisition the previous owner operated the facilities as an acute care MOB. Due to the PHP bankruptcy discussed above, all six facilities were vacant as of March 31, 1999

                     MOB Properties--Annualized Base Rent
                            (Amounts in Thousands)

     MOB Property                                                 1998        1997        1996        1995        1994
     ------------                                              ---------   ---------   ---------   ---------   ---------
Southern California
-------------------
  405 N. Bedford  .........................................      $ 1,554     $ 2,125     $ 2,183     $ 2,033     $ 1,904
  415 N. Bedford(1)........................................          224         219         217         216         210
  416 N. Bedford  .........................................        1,380       1,399       1,468       1,511       1,658
  435 N. Bedford  .........................................        1,683       1,630       1,718       1,690       1,660
  435 N. Roxbury  .........................................        1,487       1,412       1,450       1,507       1,495
  436 N. Bedford  .........................................        3,030       3,101       3,090       2,988       3,222
  Holy Cross Medical Plaza(2)..............................        1,822       1,864       1,896       1,749       1,785
  St. Joseph's Medical Building(3).........................          667         698         694         758         764
  Sherman Oaks Medical Plaza(2)............................        1,364       1,291       1,378       1,457       1,277
  Regents Medical Center(2)................................        1,618       1,570       1,555       1,640       1,531
  Cigna Health Care Building(2)............................        1,097       1,097       1,097       1,097       1,097
  1095 Irvine Boulevard(4).................................          206         201         197         174         N/A
  14591 Newport Avenue, Medical Office I(5)................          151         127         120         N/A         N/A
  14642 Newport Avenue, Medical Office II(5)...............          636         452         504         N/A         N/A
  San Pedro Medical Plaza (6)..............................        1,199         N/A         N/A         N/A         N/A
  Santa Clarita Valley Medical Center (6)..................          834         N/A         N/A         N/A         N/A
  26771 Aliso Creek Road (7)...............................          182         N/A         N/A         N/A         N/A
  24355 Lyons Avenue (6)...................................          851         N/A         N/A         N/A         N/A
  1330 Orange Avenue (6)...................................          755         N/A         N/A         N/A         N/A
New Jersey (8)
--------------
  2103 Mt. Holly Rd., Burlington...........................          435         435         N/A         N/A         N/A
  150 Century Parkway, Mt. Laurel..........................          391         391         N/A         N/A         N/A
  274 Highway 35, South Eatontown..........................          481         481         N/A         N/A         N/A
  80 Eisenhower Drive, Paramus.............................          422         422         N/A         N/A         N/A
  16 Commerce Drive, Cranford..............................          492         492         N/A         N/A         N/A
  4622 Black Horse Pike, May Landing.......................          438         438         N/A         N/A         N/A
                                                                 -------     -------   ---------   ---------   ---------
       Total                                                     $23,442     $19,845     $17,567     $16,820     $16,603
                                                                 =======     =======   =========   =========   =========

----------------------------------
 1)   Retail space
 2)   Acquired in 1994.
 3)   Acquired in December 1993.
 4)   Placed in service in 1995.
 5) Acquired in June 1996 from a creditors committee. Previous operating statistics were not available
 6)   Property acquired in 1998
 7)   Property built in 1998.
 8) All six facilities were acquired in February 1997 and operated as an acutecare MOB by the previous owner. Due to the PHP bankruptcy discussed above, all six facilities were vacant as of March 31, 1999.

  Senior Care Properties


  The following lease expiration table sets forth the number, square feet, number of beds and associated annual rent for the Company's Senior Care Properties.

                           Senior Care Properties - Lease Expirations
                                                                                         % of
                                 Number of     Approximate                              Total
                                   Leases     Total Rented    Number                    Annual
 Year of Lease Expiration (1)     Expiring     Square Feet    of Beds   Annual Rent      Rent
------------------------------   ----------   -------------   -------   -----------   ----------
     1999(2)...................       1              24,862      98      $  408,000       8.1%
     2001......................       1              60,566      92         960,000      19.0%
     2002......................       1             101,000     183         421,000       7.8%
     2003......................       1              29,500     110         600,000      11.8%
     2012(3)...................       1             135,955     391       2,700,000      53.3%
                                                                ---      ----------     -----
                                                                874      $5,089,000     100.0%
                                                                ===      ==========     =====

----------------------------
1)   Table does not include Maryland Gardens II.
2) On February 1, 1998, the Company signed a lease with Stefan. It provided for triple net rental payments in the amount of $34,000 per month and expired on January 31, 1999. Stefan is currently operating the facility on a month-to-month basis.
3) Only one operating lease was signed for all the Hampden Properties which consist of the Riverdale Gardens Nursing Home, Chestnut Hill Nursing Home, and Mary Lyon Nursing Home.

  The historical occupancy, rounded to the nearest tenth of one percent, of the Senior Care Properties is shown in the following table:


                Senior Care Properties--Historical Occupancy(1)

                      Senior Care Property             1998        1997        1996        1995        1994
                      --------------------           ---------   ---------   ---------   ---------   ---------
                    Southern California
                    -------------------
                       Tustin Hospital(2)........      19.0%        0.0%        0.0%         (2)         (2)
                       Pacific Gardens............     96.2%       93.8%       94.6%       88.1%         (3)
                    Arizona
                    -------
                       Maryland Gardens ..........     91.9%       96.4%       96.0%       97.0%       92.9%
                       Maryland Gardens II........     95.0%         (3)         (3)         (3)         (3)
                    Massachusetts
                    -------------
                       Riverdale Gardens..........     88.7%       92.9%       87.6%       90.3%       96.3%
                       Chestnut Hill..............     91.2%       89.4%       93.2%       95.3%       96.1%
                       Mary Lyon..................     91.0%       87.0%       93.7%       97.6%       97.6%
                    Washington
                    ----------
                       Pacific Care Center........     89.8%         (3)         (3)         (3)         (3)

-----------------------------------
1)   Occupancy is on a per-bed or unit basis.
2) Tustin Hospital (acquired in 1996 and leased in 1997) opened in the first quarter of 1998. Tustin Hospital, previously operated as a full service community hospital, was closed in March 1996 and subsequently acquired in June 1996 from a creditors' committee. Previous operating statistics are not available.
3)   Information not available.

  The following tables set forth the annualized base rent per bed or unit for the Senior Care Properties for the past five years.

     Senior Care Properties--Annualized Average Base Rent Per Bed or Unit

                Senior Care Property                    1998       1997        1996       1995       1994
                --------------------                  --------   ---------   --------   --------   --------
Southern California
-------------------
   Tustin Hospital..................................   $ 2,300    $ 2,164         (2)        (2)        (2)
   Pacific Gardens..................................    10,435         (3)        (3)        (3)        (3)
Arizona
-------
   Maryland Gardens(1).............................      4,163      4,163         (2)        (2)        (2)
   Maryland Gardens II..............................     5,050         (3)        (3)        (3)        (3)
Massachusetts
-------------
   Riverdale Gardens................................     4,536      4,536         (2)        (2)        (2)
   Chestnut Hill....................................    11,650     11,650         (2)        (2)        (2)
   Mary Lyon .......................................     5,050      5,050         (2)        (2)        (2)
Washington
----------
   Pacific Care Center..............................     5,455         (3)        (3)        (3)        (3)

         Weighted average...........................   $ 5,805    $ 5,214         --         --         --

-------------------------------------
1) On February 1, 1998, the Company signed a new lease with Stefan providing for triple net rental payments in the amount of $34,000 per month. The lease expired on January 31, 1999. Stefan is currently operating the facility on a month-to-month basis.
2) This facility was previously managed by the owner and was not subject to a lease.
3)   Information not available.

Senior Care Loans


  Lending Operations

   As of December 31, 1998, the Company had ten loans outstanding which total approximately $15.6 million before reserves of $3.5 million. Two of the ten loans, which total approximately $12.9 million before reserves, are first deeds of trust secured by healthcare facilities in California and Maryland. The ten loans are described in the following paragraphs.

   On June 17, 1996, the Company funded a $6.1 million loan for the acquisition of a nursing home facility in Baltimore, Maryland (the "Carroll Manor facility") by Heritage Care, Inc. ("Heritage Care"), a non-profit corporation. The Company received a first deed of trust on that facility and Carroll Manor, Inc. ("Carroll Manor"), the seller, received a second deed of trust which secures its $500,000 loan to Heritage Care. Heritage Care is currently in default under the $6.1 million loan, which matured on March 31, 1997 (including loan extensions) and which currently bears interest at a rate of 15.0% per annum (the default rate). The balance owing on the loan as of December 31, 1998 is $9.3 million. In addition to the $6.1 million, the Company made additional advances in 1997, which total $2.6 million, to enable Heritage Care to meet its payroll and other current expenses necessary to remain in operation and thereby protect the value of the Company's security interest in the Carroll Manor facility. The additional advances are secured by the Company's first deed of trust pursuant to the language thereof and are therefore secured loans, although they are subordinate in priority to the $500,000 second trust deed in favor of Carroll Manor. The facility is currently being operated by Future Care, an experienced Maryland operator of nursing homes. Future Care took over operations on or about June 1997 and has turned around the operations and has substantially increased the occupancy and therefore the profitability of the facility. As a result, the Company received $1.0 million in debt service payments from the facility in 1998. During 1998, the Carroll Manor facility was appraised for $11.5 million and the Company is currently reviewing its exit strategies with respect to the loan to Heritage Care, which include the possibility of (i) causing the transfer of the Carroll Manor facility to another non-profit entity that could obtain long-term financing to replace the existing indebtedness or (ii) taking title to the facility through foreclosure and subsequently leasing it to an operator or selling it to a third party.

   In December 1997, the Company funded $4.6 million into an escrow, to be loaned to Aspen Paso Robles, Inc. ("Aspen") at the close of escrow. This loan was to be secured by (i) a 59-bed nursing and rehabilitation center in Chico, California; (ii) a 38-bed skilled nursing facility in Paso Robles, California; and (iii) a 57-bed intermediate care center in Beaumont, California. The loan closed on February 25, 1998 although certain funds were held in escrow pending the close of the Chico and Beaumont facilities. The purchase of the Chico facility subsequently closed. The funds for the Beaumont facility remained in escrow until October 1998 at which time the Company secured the return of those funds and applied them to pay down the loan balance to $3.6 million. The remaining $3.6 million balance of the loan is currently in default and the two facilities securing the loan have been closed. The Company is currently reviewing its options concerning the recovery of this loan, which include (i) taking title to the facilities through foreclosure and subsequently leasing them to an operator or selling them to a third party and (ii) pursuing legal action against the borrower and others based on allegations of fraud and negligent misrepresentation. Due to the uncertainty surrounding the recovery of the loan, the Company has increased its loan loss reserves for a portion of the outstanding loan balance.

   On April 25, 1996, the Company entered into a loan participation agreement with Iatros to fund two loans secured by third and fifth trust deeds in the amount of approximately $750,000 and $1.1 million, respectively, to facilitate the purchase of a nursing home in Olathe, Kansas (the "Crystal Park facility"). Following the acquisition of the Crystal Park facility, the borrower engaged an affiliate of Iatros to operate the facility. On May 16, 1997, the borrower filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and engaged a new operator for the Crystal Park facility, which has since closed. As of September 30, 1997, the Company's interest in the third and fifth trust deeds was approximately $1.3 million, including principal (at face value) and accrued, unpaid interest. In October 1997, the Company assigned its remaining interest in the participation agreement and the promissory notes to Iatros in exchange for an $800,000 note and title to the accounts receivable of the former owner of the facility which had served as additional collateral for the promissory note. The Company is still in the process of collecting these accounts receivable. The $800,000 note is due October 1, 2004 and accrues interest at 10.0% per annum. Interest payments are due monthly based upon 5.0% per annum of the outstanding balance. The promissory note is currently in default and the Company has deemed it appropriate to reserve for this note.

   In addition to the notes on the Carroll Manor and Aspen facilities and the $800,000 note due from Iatros, the Company had seven other loans outstanding at December 31, 1998, with an aggregate face value of $1.7 million, excluding approximately $0.3 million of additional accrued, unpaid interest. The following is a summary of the seven other loans as of December 31, 1998:

   . $150,000 note secured by second deed of trust, interest payable semiannually at a rate of 10.0% per annum.

   . $300,000 unsecured promissory note issued by Iatros due May 31, 1999, interest payable quarterly at 9.0% per annum. This note is currently in default because no interest payments have been made.

   . $47,000 unsecured promissory note issued by Iatros due January 23, 1998, interest accrues at 14.0% per annum. This note is currently in default.

   . $300,000 unsecured promissory note due April 1, 2003, interest payable quarterly at 8.0% per annum. This note is currently in default and accrues interest at the default rate of 12.0% per annum.

   . $715,000 unsecured promissory notes payable upon demand, interest accrues at 12.0% per annum.

   . $115,000 unsecured credit line due May 31, 1998, interest payable annually at 12.0% per annum. Unpaid principal accrues interest at 12.0% per annum after maturity date. This amount is currently in default.

   . $44,000 unsecured promissory note due June 30, 1999, interest payable at 10.0% per annum.

   Due to uncertainties, related to the Company's portfolio of mortgage loans and bonds receivable, the Company increased its reserves for doubtful notes receivable from $0.8 million at the end of 1997 to $3.5 million as of December 31, 1998. Management believes that $3.5 million is appropriate in relation to the status of the loans in the Company's portfolio as of March 19, 1999.


  GLN


   GLN was formed with Nomura for the purpose of making short-term loans to third parties to purchase senior care facilities. GLN funded two loans during 1997, one of which was repaid in February 1998. Also in 1997, GLN purchased the Company's Series A and B bonds issued by the Massachusetts Industrial Finance Agency, Inc. that were secured by the Hampden Properties. These bonds were repaid in late 1997 in full satisfaction of the outstanding balance. Since 1997, GLN has not funded any additional loans. Due to market conditions and other financial constraints, it does not appear likely that GLN will be used by the Company or Nomura to make future loans. Any future lending activities involving the Company will most likely be performed directly by the Company. As of December 31, 1998, GLN had one loan outstanding.


   In May 1997, GLN acquired a 50% limited partnership interest in a limited partnership created to acquire a recreational vehicle (''RV'') park in Florida for approximately $1.2 million. In connection with the acquisition of the RV park, GLN funded a secured loan of approximately $1.5 million to the limited partnership. This loan bears interest at a rate of approximately 9.0% per annum, matures on May 1, 1999, and provides for monthly payments of interest only. At maturity, the full $1.5 million will be due. As of December 31, 1998, monthly interest payments had not been made since March 1998. However, management does anticipate the repayment of this loan along with accrued interest in 1999. The RV park is operated by Camper Clubs of America, Inc., (''Camper Clubs'') the largest RV park operator in the U.S. and a limited partner in the limited partnership.

Insurance

   The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to the MOB Properties and Senior Care Properties. There are certain types of losses which may either be uninsurable or not economically insurable; moreover, there can be no assurance that policies maintained by the Company will be adequate in the event of a loss. The Company carries earthquake and flood insurance for coverage of losses up to $35 million on the MOB Properties and Senior Care Properties located in California and Arizona, which amount represents approximately 23% of the net book value of these properties. This coverage is subject to a 10% deductible up to the amount of insured loss. The Senior Care Properties located in Washington and Massachusetts do not carry earthquake or flood insurance. Twenty-four of the 36 properties directly owned by the Company are located in Southern California, which has a history of seismic activity, including the 1994 Northridge earthquake that damaged the Holy Cross Medical Plaza property. Two Senior Care Properties owned by the Company are located in Phoenix, Arizona, in an area with a history of flood activity. Should an uninsured loss occur, the Company could lose its investment in, and anticipated earnings and cash flow from, a property.


ITEM 3.  LEGAL PROCEEDINGS

   There is no material pending litigation to which the Company or its consolidated or unconsolidated subsidiaries is a defendant or to which any of their properties is subject other than routine litigation arising in the ordinary course of business, most, if not all, of which is expected to be covered by insurance.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to the stockholders of the Company during the quarter ended December 31, 1998.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol GLR. It has been the Company's policy to declare quarterly distributions to holders of the Company's Common Stock so as to comply with applicable sections of the Code governing REITs. Operating Partnership units ("Units") and shares of Common Stock receive equal distributions. Distributions are declared and paid at the discretion of the Company's Board of Directors and generally depend on the Company's cash flow, its financial condition, capital requirements, the distribution requirements under the REIT provisions of the Code and such other factors as the directors of the Company deem relevant.

     The table below sets forth the high and low sales prices of the Company's stock for each full quarterly period from January 1, 1997 to March 19, 1999 as reported by the New York Stock Exchange. The table also includes, on a per share basis, the quarterly cash distribution declared and paid to holders of the Company's Common Stock and Units for each of the last two fiscal years and the current year to date.

                                                         High         Low      Distribution
                                                       ------------------------------------
     1999      First quarter (to March 19, 1999)...     15 3/16      11 7/8       $0.39

     1998      Fourth quarter......................    15 15/16      12 7/8        0.39
               Third quarter.......................     17 7/16    14 11/16        0.39
               Second quarter......................      18 1/8     17 3/16        0.39
               First quarter.......................      21 1/2      16 7/8        0.39

     1997      Fourth quarter......................      21 1/4      17 3/8        0.39
               Third quarter.......................          19      15 3/4        0.36
               Second quarter......................      17 7/8      15 3/8        0.36
               First quarter.......................          19          16        0.36

______________________________

     The Company also paid monthly dividends to holders of the Company's Series A and Series B Preferred Stock on the fifteenth day of each month. Dividends are paid monthly at the rate of $2.56 and $2.45 per annum on shares of the Company's Series A and Series B Preferred Stock, respectively. Distributions on the Company's Series A and Series B Preferred Stock are senior to all classes of the Company's Common Stock.

     At various times during the year ending December 31, 1998, the Company repurchased a total of 151,700 shares of the Company's Common Stock at an average price of approximately $15.41 per share.

     The approximate number of holders of record of the shares of Common Stock was 154 as of March 19, 1999. This number does not represent the total number of beneficial holders of Common Stock.

ITEM 6.  CONSOLIDATED SELECTED FINANCIAL DATA

     The following table sets forth consolidated selected financial and operating information for the Company for each of the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The following information should be read in conjunction with all of the financial statements and notes thereto included in this Form 10-K. This data also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated selected financial and operating data as of December 31, 1998, 1997, 1996, 1995 and 1994 and for each of the years ended December 31, 1998, 1997, 1996, 1995 and 1994 have been derived from audited financial statements.

                                                                             Year ended December 31,
                                                               ---------------------------------------------------
                                                                 1998       1997       1996       1995       1994
                                                               -------    -------    -------    -------    -------
                                                                    (In thousands, except per share amounts)
Operating Data:
--------------
Revenues:
  Rental....................................................   $24,639    $20,307    $15,796    $16,801    $14,740
  Tenant reimbursements.....................................       781        707        728        732        587
  Parking...................................................     1,501      1,439      1,251      1,388      1,196
  Interest, loan fees and other.............................     4,517      4,322      6,712      1,835        113
  Other.....................................................       254        274        549        652        650
                                                               -------    -------    -------    -------    -------
    Total revenues..........................................    31,692     27,049     25,036     21,408     17,286
                                                               -------    -------    -------    -------    -------
Expenses:
  Property operations.......................................     6,171      6,280      5,696      5,199      4,317
  Earthquake costs (reimbursements).........................       ---        ---        ---       (133)       635
  Depreciation and amortization.............................     4,597      3,570      2,773      3,433      2,900
  Interest..................................................     8,683      9,088      9,322      6,986      4,422
  General and administrative................................     2,554      2,044      1,787      1,640      1,298
  Provision for doubtful accounts, notes and bonds
   receivable...............................................     5,603        ---        ---        ---        ---
  Loss on disposition of real estate........................       ---        ---      4,874        ---        ---
                                                               -------    -------    -------    -------    -------
    Total expenses..........................................    27,608     20,982     24,452     17,125     13,572
                                                               -------    -------    -------    -------    -------
  Income from operations before minority interests, equity
   in earnings of unconsolidated affiliates and extraordinary
   gains (losses)...........................................     4,084      6,067        584      4,283      3,714
  Equity in earnings of unconsolidated affiliates...........        80      1,195        ---        ---        ---
  Minority interest in consolidated affiliates..............      (225)      (156)      (129)      (131)      (167)
  Minority interest in Operating Partnership................       404       (545)       (65)      (418)      (353)
                                                               -------    -------    -------    -------    -------
  Income before extraordinary gains (losses)................     4,343      6,561        390      3,734      3,194
  Extraordinary gains (losses) (net of minority interest)...       ---        ---      9,311       (393)       ---
                                                               -------    -------    -------    -------    -------
  Net income................................................   $ 4,343    $ 6,561    $ 9,701    $ 3,341    $ 3,194
                                                               =======    =======    =======    =======    =======
Per share data:.............................................
  Basic:
    Before extraordinary (losses) gains.....................   $ (0.70)   $  0.91    $  0.10    $  0.91    $  0.77
    Extraordinary gains (losses)............................       ---        ---       2.29      (0.09)       ---
                                                               -------    -------    -------    -------    -------
    Net (loss) income.......................................   $ (0.70)   $  0.91    $  2.39    $  0.82    $  0.77
                                                               =======    =======    =======    =======    =======
  Fully Diluted:
    Before extraordinary (losses) gains.....................   $ (0.70)   $  0.89    $  0.09    $  0.91    $  0.77
    Extraordinary gains (losses)............................       ---        ---       2.24      (0.09)       ---
                                                               -------    -------    -------    -------    -------
    Net income..............................................   $ (0.70)   $  0.89    $  2.33    $  0.82    $  0.77
                                                               =======    =======    =======    =======    =======

                                                                       At or for the Year ended December 31,
                                                             --------------------------------------------------------
                                                               1998        1997        1996        1995        1994
                                                             --------    --------    --------    --------    --------
                                                                     (In thousands, except per share amounts)
Funds From Operations (1):
-------------------------
Operating Partnership funds from operations...............   $    798    $  8,366    $  8,028    $  7,397    $  7,042
Minority interest in consolidated partnership.............         36        (917)       (847)       (747)       (700)
                                                             --------    --------    --------    --------    --------
Funds from operations.....................................   $    834    $  7,449    $  7,181    $  6,650    $  6,342
                                                             ========    ========    ========    ========    ========
Dividends paid............................................   $  6,354    $  5,953    $  5,525    $  5,067    $  6,821
                                                             ========    ========    ========    ========    ========
Payout ratio..............................................      761.9%       79.9%       76.9%       76.2%      107.6%

Dividends/distributions declared per share/unit...........   $   1.56    $   1.47    $   1.36    $   1.24    $   1.64

Cash Flow Data:
--------------
Net cash provided by operating activities.................   $ 12,666    $  9,045    $  5,726    $  7,862    $  7,632
Net cash used in investing activities.....................    (51,094)    (49,534)    (23,413)    (37,037)    (31,552)
Net cash provided by financing activities.................     26,198      53,833      17,283      28,675      21,849

Balance Sheet Data:
------------------
Land, buildings and improvements, net.....................   $186,751    $139,082    $ 93,231    $ 92,147    $ 92,715
Mortgage loans and bonds receivable, net..................     12,101      14,098      34,576      33,634         ---
Total investments.........................................    198,852     153,180     127,807     125,781      92,715
Total assets..............................................    219,499     189,380     135,996     133,347      98,384
Total debt................................................    134,880      95,172     109,025     111,627      74,018
Total stockholders' equity................................     79,584      88,924      22,448      18,267      21,311

Other Data:
----------
Ratio of earnings to fixed charges and preferred
 dividends (2)............................................      0.82x       1.36x       1.59x       1.61x       1.83x
Ratio of funds from operations to fixed
 charges and preferred dividends (3)......................      1.05x       1.77x       1.88x       2.09x       2.66x
Ratio of total debt to total market
 capitalization (4).......................................      50.6%       35.9%       63.8%       77.0%       52.4%
Number of properties......................................         36          25          15          12          12

______________________________
1) Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. FFO has been restated for all prior periods under the new method.
2) For purposes of these computations, earnings consist of net income plus fixed charges. Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing costs and preferred dividends paid to preferred stockholders during the period.
3) For purposes of these computations, ratio of funds from operations to fixed charges consists of FFO as defined in note (1) plus fixed charges and preferred dividends paid to preferred stock holders during the period. Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing costs and preferred dividends paid to preferred stockholders during the period.
4) Total market capitalization as of the dates presented is long-term debt plus the aggregate market value of the Company's Common Stock and Units not owned by the Company, assuming one Unit is equivalent in value to one share of Common Stock plus the liquidation value of the Preferred Stock outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Consolidated Selected Financial Data and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

   Information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial
results to differ substantially from those anticipated by management.   Factors
influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, the availability of financing, governmental regulations concerning, but not limited to, new construction and development, the creditworthiness of tenants and borrowers, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company's investments which may be discussed elsewhere in this Annual Report on Form 10-K.


Results of Operations

Comparison of the Year Ended December 31, 1998 Versus the Year Ended December 31, 1997

   Total revenues increased by $4.6 million, or 17%, from $27.1 million for the year ended December 31, 1997, to $31.7 million in 1998. Rents, tenant reimbursements and parking revenues increased an aggregate $4.5 million, or 20%, from a combined total of $22.4 million for the year ended December 31, 1997, to $26.9 million in 1998. Three million of the aggregate increase in rents, tenant reimbursements and parking revenues was related to the acquisition of $23.2 million in rental properties and the remaining 19.5% interest in six New Jersey MOBs since June 30, 1997. The acquisition of five MOBs located in Valencia, California in March 1998 accounted for an additional $0.8 million of this increase and the purchase of two Senior Care Facilities located in Santa Monica, California and Hoquiam, Washington during 1998 resulted in the remaining $0.7 million increase. Interest, loan fees and related revenues derived from loans secured by Senior Care Facilities increased by $0.2 million for the year ended December 30, 1998 compared to 1997. Interest and loan fee income increased $1.0 million due to interest and loan fees related to five loans that were originated in late 1997 or early 1998 and increased $0.3 million due to interest earned on excess cash from the November 1997 Preferred Stock offering and the April 1998 debt refinancing. These increases were offset by a decrease of $0.6 million related to a gain from the sale of bonds on March 31, 1997 and a decrease of $0.4 million related to the repayment of $4.6 million of notes receivable during 1998.

   Total expenses increased by $6.6 million, or 32%, from $21.0 million for the year ended December 30, 1997, to $27.6 million in 1998. The primary reason for this increase was a $5.6 million increase in the Company's allowance for doubtful accounts, notes and bonds receivable as of December 31, 1998 (See Liquidity and Capital Resources). Excluding this increase in the Company's allowance during the year ended December 31, 1998, operating expenses increased by $1.0 million, or 5%, from $21.0 million for the year ended December 31, 1997 to $22.0 million in 1998.

   Property operating expenses decreased $0.1 million, or 2%, from $6.3 million for the year ended December 31, 1997, to $6.2 million in 1998, despite a $0.4 million increase in operating costs related to the five MOBs acquired in March 1998. This reduction is part of management's ongoing efforts to reduce property operating costs and includes a $0.1 million reduction of property taxes as a result of the Company's successful efforts in appealing the assessed value of its MOB Properties. Furthermore, the $18.8 million in MOB Properties and Senior Care Properties acquired between June 30 and December 31, 1997 and the two Senior Care Properties acquired during 1998 were leased on a triple-net basis, thus the Company incurred no operating costs related to these buildings.

   Depreciation and amortization increased $1.0 million, or 28%, from $3.6 million for the year ended December 30, 1997 to $4.6 million in 1998. Of this increase, $0.7 million was attributable to property acquisitions made by the Company since June 30, 1997. The remaining $0.3 million increase consisted of depreciation on building and tenant improvements, non-real estate assets and the amortization of leasing commissions.

   Interest expense decreased $0.4 million, or 4%, from $9.1 million for the year ended December 30, 1997, to $8.7 million in 1998. This decrease in interest expense was attributable to the reduction of $40 million of the Company's notes payable and $19 million of borrowings on a line of credit which were paid down with the net proceeds of $71.9 million from the two preferred stock offerings in 1997 resulting in a $1.3 million decrease in interest expense. Interest expense also decreased due to the write-off of $0.4 million in loan costs in 1997 associated with these notes payable and the capitalization of $0.5 million of interest related to development projects in 1998. This decrease was offset by interest incurred of $1.5 million on $66.1 million of new borrowings in 1998.

   General and administrative expense increased by $0.5 million, or 25%, from $2.0 million for the year ended December 30, 1997 to $2.5 million in 1998. This increase is related to the Company's addition of acquisition, development and support personnel.

   Net income decreased $2.2 million, or 34%, from $6.5 million for the twelve months ended December 30, 1997 to $4.3 million in 1998. This decrease is primarily due to an increase in the Company's reserves of $5.6 million and a decrease in equity in earnings from unconsolidated affiliates of $1.1 million offset by a $4.5 million increase in rental revenues, tenant reimbursements and parking revenues.


Comparison of the Year Ended December 31, 1997 Versus the Year Ended December 31, 1996

   Revenues increased approximately 8% or $2.0 million from $25.0 million for the year ended December 31, 1996 to $27.0 million in 1997. This increase in revenues was the result of a $4.7 million, or 26%, increase in rents, tenant reimbursements and parking revenues which was partially offset by a $2.4 million, or 36%, decline in interest, loan fees and related revenues. The $4.7 million increase in rents, tenant reimbursements and parking revenues resulted from several events, including the addition, on February 28, 1997, of the six newly acquired New Jersey properties, the commencement on May 1, 1997 of the Tustin Hospital lease, the leasing, in August 1997, of the Maryland Gardens facility to a nursing home operator, the acquisition of the Hampden Properties and a full year of revenues in 1997 from the reacquired property located at 436 North Bedford Drive.

   During 1997, the Company made new investments in short-term secured loans through GLN, an unconsolidated affiliate. Interest, loan fees and related revenues declined $2.4 million from $6.7 million during 1996 to $4.3 million in 1997, reflecting management's decision to make investments in secured trust deeds through GLN for which the Company reports its pro-rata share of net income from GLN but no revenues. The Company accounts for its investments in unconsolidated affiliates, such as GLN, using the equity method; therefore, the Company's pro-rata share of net income from investment in such unconsolidated affiliates is reported after income from operations. The Company's pro-rata share of net income from GLN totaled $1.2 million for 1997.

   Excluding the 1996 loss on disposition of rental property of $4.9 million, operating expenses increased $1.4 million, or 7%, from $19.6 million during 1996 to $21.0 million in 1997. Property operations increased $0.6 million, or 10%, from $5.7 million in 1996 to $6.3 million in 1997. The newly acquired properties in New Jersey and the Hampden Properties are leased on a net basis and therefore are not anticipated to add significant operating expense. The increased operating costs are the result of the acquisition of the Tustin Hospital and adjacent MOBs in June 1996 and the reacquisition of the 436 North Bedford Drive property in August 1996. The Company also increased earthquake insurance coverage on its properties located in Southern California which has partially contributed to the rise in property operations expense.

   Depreciation and amortization expense increased 29% or $0.8 million, from $2.8 million in 1996 to $3.6 million in 1997. This increase in depreciation and amortization expense is the result of depreciation expense related to the six New Jersey properties, the Tustin Hospital and adjacent MOBs, the Maryland Gardens facility, the Hampden Properties nursing homes and 436 North Bedford Drive. Interest expense, which includes amortization of deferred financing costs, declined $0.2 million from $9.3 million in 1996 to $9.1 million in 1997. The decrease in interest expense resulted from the reduction of long-term debt retired with the proceeds from the sale of Series A and Series B Preferred Stock in the second and fourth quarters of 1997, respectively. The new loans obtained in conjunction with the New Jersey and Massachusetts acquisitions offset the reduction in debts and interest expense from the preferred stock offerings.

   The Company's general and administrative expense increased 14%, or $0.3 million, in 1997 compared to 1996. This increase is related to the Company's addition of acquisition and support personnel. In 1996, general and administrative expense was $1.8 million representing a cost of 1.3% of total assets of $136.0 million at December 31, 1996. Although general and administrative expense increased in 1997 in absolute terms, in relative terms it declined to 1.1% of total assets of $186.4 million at December 31, 1997.

   Net income declined $3.1 million from $9.7 million for the year ended December 31, 1996 to $6.6 million in 1997 primarily due to non-recurring gains and losses resulting from the disposition of one of the Company's properties in 1996. The primary components affecting this decline were the $9.3 million extraordinary gain on retirement of secured debt which was partially offset by a $4.9 million loss on disposition of the related rental property.


Liquidity and Capital Resources

   The Company's goal is to create wealth through growth in cash flow from its real estate investments. The Company believes that this goal is being realized through its management expertise in the areas of acquisition, development, financing, leasing and strategic management of the MOB Properties and Senior Care Properties. The Company seeks to maximize cash flow from its existing properties and make new investments that are accretive to cash flow over the long-term. The Company's use of leverage is viewed as a means to grow its asset base without diluting shareholder value.

   As of December 31, 1998, the Company's investment in real estate assets totaled approximately $193.2 million and consisted of $177.6 million of properties and $15.6 million of notes (before loan loss reserves of $3.5 million). Secured debt outstanding at year end totaled $130.3 million of which 6.5% or $8.5 million is floating rate debt.

   During 1998, the Company invested approximately $49.9 million in real estate investments either directly or through newly formed joint ventures. Since January 1, 1998, the Company has completed the following investments:

   . $6.3 million acquisition of three MOBs in San Pedro, California through G&L Grabel San Pedro, LLC, a newly formed joint venture between the Operating Partnership and an experienced MOB manager. The Company contributed $1.2 million for a 50% equity interest in the newly formed joint venture and loaned the venture an additional $5.1 million to facilitate the purchase of the property. The $5.1 million loan was repaid during 1998 upon financing of the properties.

   . $4.3 million acquisition of five MOBs in Valencia, California located on the Henry Mayo Newhall Hospital Campus. The Company is also constructing a 43,000 square foot MOB on a parcel of land adjacent to the five MOBs. The completed project is anticipated to cost $8.5 million and is expected to open in the second quarter of 1999.

   . $4.0 million acquisition of a Ramada Inn in Rancho Penasquitos, California through G&L Penasquitos, LLC, a newly formed joint venture between the Operating Partnership and Parsons House, LLC. The Company contributed $1.2 million for a 50% equity interest in the newly formed joint venture. G&L Penasquitos, LLC is converting the Ramada Inn to an 80 unit assisted living facility. The total cost of the project including the land and building purchase is anticipated to be $7.8 million and is expected to open in the second quarter of 1999.

   . $1.0 million acquisition of a 20-unit senior resident apartment complex located in Phoenix, Arizona. The property is adjacent to the 98-bed skilled nursing facility that the Company owns in Phoenix.

   . $0.8 million acquisition of a parcel of land in Aliso Viejo, California upon which the Company is constructing a 23,000 square foot MOB. The building is 73% pre-leased to a major not-for-profit medical provider. The completed project is estimated to cost $4.0 million and is expected to be completed in the third quarter of 1999.

   . $11.2 million acquisition of a 92-unit senior care facility in Santa Monica, California through GLH Pacific Gardens, LLC, a newly formed joint venture between the Operating Partnership and ASL Santa Monica, Inc. The Company contributed $3.5 million for a 93% equity interest in the newly formed joint venture. The entire facility is leased to GLH Pacific Gardens Corp., another joint venture between the Operating Partnership and ASL Santa Monica, Inc.

   . $0.9 million acquisition of a parcel of land in Yorba Linda, California which the Company intends to lease to a senior care facility operator for construction of a Senior Care Facility.

   . $3.3 million acquisition of a 110-bed skilled nursing facility located in Hoquiam, Washington. The facility is leased to Stefan.

   . $7.4 million acquisition of a 49,000 square foot MOB located in Valencia, California.

   . $9.5 million acquisition of a 28,000 square foot office and retail complex located in Coronado, California.

   . $1.2 million acquisition of a parcel of land located in Omaha, Nebraska through G&L Parsons House on Eagle Run, LLC, a newly formed joint venture between the Operating Partnership and Parsons House, LLC. The Company contributed $0.8 million for a 50% equity interest in the newly formed joint venture. G&L Parsons House on Eagle Run, LLC intends to build an assisted living facility upon the property. The total cost of the project including the purchase of the land is anticipated to be $8.0 million and is expected to open in the year 2000.


   Due to uncertainties related to the Company's portfolio of mortgage loans and bonds receivable, the Company increased its allowance for doubtful notes receivable from $0.8 million at the end of 1997 to $3.5 million as of December 31, 1998. Management believes that $3.5 million is appropriate in relation to the status of the loans in the Company's portfolio as of March 19, 1999.

   The Company increased its loss reserves in response to several events that could adversely affect certain of the Company's real estate assets. In the fourth quarter, two unrelated nursing-home operating companies with debt obligations financed by the Company experienced severe financial setbacks and are now in default. At December 31, 1998, these mortgages totaled approximately $5.8 million. During 1998, the Company purchased $2.8 million of PHP Healthcare, Inc. bonds for approximately $1.3 million. In late November 1998, PHP declared bankruptcy and, as a result, the Company has established a reserve against the bonds. In addition, the Company also increased its reserves for a portion of delinquent rents related to its MOB Property and Senior Care Property tenants. The Company is pursuing all appropriate remedies to protect these investments, including foreclosure proceedings on properties used to secure the notes as well as other legal claims.

   At various times during the year ending December 31, 1998, the Company repurchased a total of 151,700 shares of the Company's Common Stock at an average price of approximately $15.41 per share.

   The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from leasing the MOB Properties and Senior Care Properties and senior care lending activities and primarily consist of Funds from Operations (''FFO'' - see discussion below of FFO). The Company's external sources of capital consist of various secured loans and lines of credit as well as access to public equity markets. The Company's ability to expand its holdings of MOBs and Senior Care Facilities and its senior care lending operations requires continued access to capital to fund new investments.

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


Debt Structure

   As of December 31, 1998, the Company had fourteen loans approximating $134.9 million, including one floating rate loan for approximately $8.5 million. The terms of these fourteen loans are described below.

   In August 1995, the Company borrowed $30.0 million from Nomura for ten years at a fixed rate of 7.89%. As of December 31, 1998, the outstanding balance under this loan was approximately $28.7 million, requiring monthly principal and interest payments of approximately $229,000 (25-year amortization), and will have a balance of $24.7 million on August 11, 2005, when the note is due. Pursuant to the loan agreement, the Company has the option to prepay this loan at any time upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under the note. No prepayment premium is required during the 90-day period prior to the note's due date. The properties located at 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford have been pledged as security for this note.

   During 1996, the Company borrowed $35.0 million from Nomura for ten years at a fixed rate of 8.515%. This note had an outstanding balance of approximately $34.1 million as of December 31, 1998, requires monthly principal and interest payments of approximately $282,000 (25-year amortization), and will have a balance of $29.4 million on August 11, 2006, when the note is due. Pursuant to this loan agreement, the Company has the option to prepay this loan at any time after August 30, 1999 upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under this note. The Sherman Oaks Medical Plaza, Regents Medical Center, Cigna HealthCare Building and office building at 436 North Bedford Drive have been pledged as security for this note.

   On August 15, 1997, the Company borrowed $16.0 million from Nomura at a fixed rate of 8.98%, the proceeds of which were used to repay a loan made by PHP in connection with the purchase of six New Jersey primary care centers. On October 11, 1997, the Company began making monthly principal and interest payments on this loan of approximately $155,000 (16 1/2 -year amortization). This note, which will have a balance at maturity of $6.9 million, is due March 11, 2014, however the note may be prepaid, at the option of the Company, at any time after the third anniversary of the note upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under the note. The note provides for certain interest rate increases if the Company chooses to prepay it after December 11, 2009. The six New Jersey properties have been pledged as security for this note which had a balance of $15.5 million at December 31, 1998.

   Concurrently with the $16.0 million loan from Nomura, the Operating Partnership obtained a new $2.0 million loan from PHP. The note by its terms is non-negotiable and provides for a right of offset against payments of interest and for principal in an amount equal to the obligations of PHP under its guarantee of the lease related to the New Jersey Properties. This note, in effect, acts as a security deposit under the lease. The loan is unsecured and requires interest-only payments quarterly at the end of October, January, April and July at the rate of 8.5% a year. The full $2.0 million is due on July 31, 2007, but may be prepaid at any time prior to maturity without penalty.

  On October 28, 1997, the Company acquired the Hampden Properties for a total consideration of approximately $20.0 million. Of this amount, the Company borrowed $6.0 million from Nomura at an interest rate of 8.62% per annum. The three properties were pledged as security for the repayment of this loan. Under the terms of the loan agreement, the Company may, at any time during the next two years, make up to two additional draws of not less than $2.0 million each, up to an aggregate loan amount of $14.0 million (including the initial draw under the loan). In the event the Company makes an additional loan draw, the interest rate on such draw will be 8.20% per annum, a rate which the Company locked in during 1998. The loan agreement with Nomura provides for a term of 12 years and requires monthly interest and principal payments based upon a 27-year amortization schedule. At the end of 12 years, all unpaid principal and interest will be due in full. The Company has the option to prepay this loan at any time upon the payment of a premium that, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. Government sufficient to provide for the scheduled payments remaining under the note. At December 31, 1998, the outstanding balance due on the note was $6.0 million. As a condition of the loan, Nomura has required the Company to place $400,000 into a reserve account which may be used to fund unspecified maintenance capital reserves.

  On April 22, 1998, 435 North Roxbury Drive, Ltd. (the "Roxbury Partnership"), of which the Operating Partnership is the sole general partner with an ownership interest of 61.75%, refinanced the 435 North Roxbury Drive property. The 435 North Roxbury Drive property was previously pledged as security for a $8.5 million loan from Citibank, N.A. (''Citibank''), which had an outstanding balance as of December 31, 1997 of $7.7 million. In April 1998, the Roxbury Partnership refinanced the property with a new $7.83 million loan from Tokai Bank of California ("Tokai"). The Roxbury Partnership repaid the remaining balance on the Citibank loan of $7.5 million with the new loan, which bears interest at a fixed rate of 7.05% and is due on April 1, 2008. This loan had an outstanding balance of $7.77 million as of December 31, 1998, requires monthly principal and interest payments of approximately $56,000 (25-year amortization), and will have a balance at maturity of $6.2 million. The 435 North Roxbury Drive property has been pledged as security for this loan.

  On April 22, 1998, the Company borrowed an additional $12.7 million from Tokai at a fixed rate of 7.05%. On June 1, 1998, the Company began making monthly principal and interest payments on these loans of approximately $91,000 (25-year amortization). These notes, which will have a balance at maturity of $10.0 million, are due on April 1, 2008. The Holy Cross Medical Plaza, the St. Joseph's Medical Office Building and the Tustin Medical Plaza have been pledged as security for these loans.

  On June 30, 1998, the Company, through GLH Pacific Gardens, LLC, a newly formed joint venture, acquired Pacific Gardens, a 92-unit senior care facility in Santa Monica, California for $11.2 million. Of this amount, GLH Pacific Gardens, LLC borrowed $8.5 million from GMAC at an interest rate of 30-day LIBOR plus 2.35%. The note requires monthly interest-only payments until July 1, 1999. Beginning July 1, 1999, monthly interest and principal payments of approximately $66,000 (25-year amortization) are due. The note, which will have a balance at maturity of $8.3 million, is due on July 1, 2001. Pacific Gardens has been pledged as security for this note.

  On August 6, 1998, the Company acquired a 110-bed skilled nursing facility in Hoquiam, Washington for $3.3 million. Of this amount, the Company borrowed $2.5 million from GMAC at a fixed rate of 7.49%. On October 1, 1998, the Company began making monthly principal and interest payments of approximately $18,000 (25-year amortization). This note, which will have a balance at maturity of $2.0 million, is due on September 1, 2008. The Pacific Care Center has been pledged as security for this note.

  On November 3, 1998, the Company obtained a new $4.6 million unsecured credit line from Tokai. The credit line requires monthly interest payments at 30-day LIBOR plus 2.25% and is due on August 31, 2000. The Company has the option to prepay the outstanding balance, or increments thereof, at any time upon not less than 30 days' notice to Tokai. As of December 31, 1998, the Company had an outstanding balance on the credit line of $4.6 million.

  On December 22, 1998, the Company acquired a 49,000 square foot MOB in Valencia, California for $7.4 million. Of this amount, the Company borrowed $5.2 million from The Life Insurance Co. of Virginia at a fixed rate of 6.75%. On February 1, 1999, the Company began making monthly principal and interest payments of approximately $38,000 (25-year amortization). This note, which will have a balance at maturity of $0.9 million, is due on January 1, 2019. The Lyons Avenue Medical Building has been pledged as security for this note.

  On December 31, 1998, the Company acquired a 40,000 square foot office and retail complex in Coronado, California for $9.5 million. Of this amount, the Company borrowed $7.5 million from GMAC at a fixed rate of 6.90%. On February 10, 1999, the Company began making monthly principal and interest payments of approximately $50,000 (25-year amortization). This note, which will have a balance at maturity of $6.4 million, is due on December 11, 2008. The Coronado Plaza has been pledged as security for this note.


Capital Commitments

  As of March 19, 1999, the Company is in various stages of negotiations to acquire, either directly or through joint ventures, approximately $20 million of MOBs and Senior Care Facilities. Although there can be no assurance that any of these transactions will be consummated, the Company is prepared to commit the needed capital to close these transactions if they can be completed on terms favorable to the Company.

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


Distributions

  Distributions on the Company's Common Stock totaled $1.56 per share for 1998. The Company also paid monthly dividends to holders of the Company's Series A and Series B Preferred Stock on the fifteenth day of each month. Dividends are paid monthly at the rate of $2.56 and $2.45 per annum on shares of the Company's Series A and Series B Preferred Stock, respectively. The Company's undistributed FFO is used internally to fund maintenance and capital expenditures necessary to maintain the Company's portfolio of properties. Despite the $5.6 million increase in loss reserves during 1998, the Company believes it has the ability to maintain the common stock dividend at its current rate, although no assurance can be given that it will ultimately do so.
Although the impairment of the reserved assets may affect future cash flow, the increase in the reserves was a non-cash event and did not affect the payment of distributions. Furthermore, management expects future cash flow growth based upon the five development projects that are currently in progress and expected to begin generating revenue in the next twelve to eighteen months.


Financing Policies

  The Company's ratio of debt to total market capitalization is 50.6% and 51.3% based upon the closing price of the Common Stock at December 31, 1998 and March 19, 1999, respectively. Total market capitalization is based on the long-term debt of the Operating Partnership, plus (i) the aggregate market value of the Company's Common Stock and Operating Partnership Units not owned by the Company assuming one Unit is equivalent in value to one share of Common Stock, and (ii) the aggregate liquidation value of the Series A Preferred Stock and the Series B Preferred Stock.

  To the extent that the Board of Directors of the Company decides to seek additional funding, the Company may raise such capital using various means, including retention of internally generated funds (subject to the distribution requirements in the Code with respect to REITs), existing working capital and possibly the issuance of additional debt (secured or unsecured) or equity securities or any combination of the above. If the Board of Directors determines to raise additional equity capital to fund investments by the Operating Partnership, the Company will contribute such funds to the Operating Partnership as a contribution to capital and will purchase additional interests in the Operating Partnership. It is anticipated that borrowings will continue to be made through the Operating Partnership or other entities, although the Company may also incur indebtedness that may be re-borrowed by the Operating Partnership on the same terms and conditions as are applicable to the Company's borrowing of such funds. Except as required pursuant to existing financing agreements, the Company has not established any limit on the number or amount of mortgages or unsecured debt that may be placed on any single property or on its portfolio as a whole.

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

Inflation

   The majority of the Company's leases are long-term leases designed to mitigate the adverse effect of inflation. Approximately 40% of the Company's leases contain provisions that call for annual rent increases equal to the increase in the Consumer Price Index and the majority of the remaining leases allow for specific annual rent increases. Furthermore, many of the Company's leases require tenants to pay a pro rata share of building operating expenses, including real estate taxes, insurance and common area maintenance. The effect of such provisions is to reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

New Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

Year 2000 Compliance

   The information provided below contains Year 2000 statements and is a Year 2000 Readiness Disclosure pursuant to Pub. L. No. 105-271.

   Many computers, software programs and other equipment which utilize microprocessors (collectively referred to as "Systems" and individually as a "System") process date sensitive data in the normal course of operations. Some of these Systems use a 2-digit field to designate the year. As the year 2000 approaches, these Systems may not be capable of distinguishing between events occurring in the year 1900 and the year 2000, and therefore these Systems may become inoperable or produce information that is unreliable.


Information Technology Systems

   The Company's critical information technology Systems consist of its Windows NT operating systems and related Windows software as well as its accounting, property management and fixed assets software. The Company relies on third party vendors for its computer hardware and software. Based upon management's communications with the Company's Systems vendors and an outside consultant, management believes that the Company's hardware and software Systems are, or will be, Year 2000 compliant by December 31, 1999 and that the Company's internal computer hardware and software Systems will not be materially impacted by this issue. Currently, the Company's accounting and property management software has not yet been deemed Year 2000 compliant. However, the Company plans to upgrade to the next version of this software, which is Year 2000 compliant, during the first six months of 1999. The Company has obtained the updated version and will install it in 1999. The cost of this upgrade is not expected to be material to the Company.

Non-Information Technology Systems

   The Company's critical non-information technology building Systems consist of utilities, security, and elevators. The Company has not yet determined whether all of these systems are Year 2000 compliant. The Company relies on third party vendors to service most of these systems and is currently in communication with these vendors to determine if these building systems are or will be Year 2000 compliant by December 31, 1999. The Company's property managers have contacted the Company's vendors and made inquiries about the Year 2000 readiness of these systems. Approximately 90% of the Company's vendors have confirmed in writing that these systems are Year 2000 compliant. The Company has also received confirmation in writing from certain vendors that their systems will be Year 2000 compliant by December 31, 1999. The Company is still following up with those vendors who have only verbally confirmed Year 2000 compliance or who have not responded to the Company's inquiries. In January 1999, the Company made inquiries of all of its tenants concerning their Year 2000 compliance and what impact non-compliance would have on the Company. Through March 19, 1999, the Company had received approximately 60 responses representing 16% of its tenants. None of these responses indicated that the Company would suffer any negative impact due to Year 2000 non-compliance.

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


Funds from Operations

   Industry analysts generally consider FFO to be an appropriate measure of the performance of a REIT. The Company's financial statements use the concept of FFO as defined by the Board of Governors of NAREIT. FFO is calculated to include the minority interests' share of income since the Operating Partnership's net income is allocated proportionately among all owners of Operating Partnership Units. The number of Operating Partnership Units held by the Company is identical to the number of outstanding shares of the Company's Common Stock, and owners of Operating Partnership Units may, at their discretion, convert their Units into shares of Common Stock on a one-for-one basis.

   The Company believes that, in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for each of the four quarters and the year ended December 31, 1998 for the Operating Partnership:

                               G&L REALTY CORP.
                            FUNDS FROM OPERATIONS
            FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 1998

                                                                  1998 Fiscal Quarter                  Year
                                                      -------------------------------------------    --------
                                                        1/st/       2/nd/      3/rd/       4/th/       1998
                                                      --------    --------    -------    --------    --------
                                                               (In thousands, except per share data)
Funds from Operations (1):
-------------------------
Net income                                            $  2,366    $  2,597    $ 2,434    $ (3,054)   $  4,343
Minority interest in Operating Partnership                  48          95         78        (625)       (404)
                                                      --------    --------    -------    --------    --------
Operating Partnership income (loss)                      2,414       2,692      2,512      (3,679)      3,939
Depreciation of real estate assets                         955         976      1,057       1,076       4,064
Amortization of deferred lease costs                        30          39         42          54         165
Depreciation of real estate assets from
 unconsolidated affiliates                                 ---           6         39          29          74

Adjustment for minority interest in
 consolidated affiliates                                    (8)        (15)       (19)        (21)        (63)
Dividends paid on Preferred Stock                       (1,972)     (1,803)    (1,803)     (1,803)     (7,381)
                                                      --------    --------    -------    --------    --------
Operating Partnership funds from operations              1,419       1,895      1,828      (4,344)        798
Minority interest in  Operating Partnership               (153)       (205)      (200)        594          36
                                                      --------    --------    -------    --------    --------
  Funds from operations                               $  1,266    $  1,690    $ 1,628    $ (3,750)   $    834
                                                      ========    ========    =======    ========    ========


Dividends declared                                    $   0.39    $   0.39    $  0.39    $   0.39    $   1.56
Dividends paid on Common Stock                        $  1,610    $  1,604    $ 1,582    $  1,558    $  6,354
Pay-out ratio                                            127.2%       94.9%      97.2%       N/A        761.9%

Weighted average shares/unit  outstanding:
-----------------------------------------
Basic                                                    4,583       4,620      4,588       4,528       4,590
Fully Diluted                                            4,628       4,661      4,623       4,553       4,634

Additional Data
---------------
Cash Flows:
----------
  Operating activities                                   2,999       2,935      3,505       3,227      12,666
  Investing activities                                 (13,769)    (12,033)    (6,180)    (19,112)    (51,094)
  Financing activities                                    (242)     17,176     (3,487)     12,751      26,198

Capital Expenditures:
--------------------
  Building improvements                                     53          41        236         253         583
  Tenant improvements                                       15         427        224         216         882
  Furniture, fixtures & equipment                            2         113        109          10         234
  Leasing commissions                                       44         245        112          40         441

Depreciation and Amortization:
-----------------------------
  Depreciation of real estate assets                       955         976      1,057       1,076       4,064
  Depreciation of non-real estate assets                    75          68        114         111         368
  Amortization of deferred lease costs                      30          39         42          54         165
  Amortization of capitalized financing costs               39          47         53          49         188


Rents:
-----
  Straight-line rent                                  $  5,882    $  6,113    $ 6,386    $  6,258    $ 24,639
  Billed rent                                            5,804       6,013      6,217       6,454      24,488

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The primary risk inherent in the Company's market sensitive instruments is the risk of loss resulting from interest rate fluctuations. Approximately 10% of the Company's notes payable bear interest at a rate indexed to the one-month LIBOR rate. The table below provides information as of December 31, 1998 about the Company's long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of December 31, 1998.


                                                                                                                   Fair Market
                                                                PRINCIPAL MATURING IN:                                Value
                                      -------------------------------------------------------------                December 31,
                                       1999      2000       2001      2002      2003     Thereafter     Total          1998
                                      ------    ------    -------    ------    ------    ----------    --------    ------------
                                                                   (in thousands)
Liabilities:
Mortgage debt:
 Fixed rate                           $1,971    $2,089    $ 2,292    $2,483    $2,698     $110,247     $121,780      $121,780
 Average interest rate                  8.04%     8.06%      8.07%     8.07%     8.08%        7.98%        7.99%

 Variable rate                            55       117      8,328                                         8,500         8,500
 Average interest rate                  7.41%     7.41%      7.41%                                         7.41%

Line of credit:
 Variable rate                                   4,600                                                    4,600         4,600
 Average interest rate                            7.31%                                                    7.31%
                                      ------    ------    -------    ------    ------     --------     --------      --------
                                      $2,026    $6,806    $10,620    $2,483    $2,698     $110,247     $134,880      $134,880
                                      ======    ======    =======    ======    ======     ========     ========      ========

   The Company's future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of December 31, 1998, a 1% increase in the LIBOR rate would decrease future earnings and cash flow by $131,000. A 1% decrease in the LIBOR rate would increase future earnings and cash flow by $131,000. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company's debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See Index to Consolidated Financial Statements and Schedules on Page 37.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is provided under the captions "Election of Directors," "Executive Officers" and "Section 16 Reporting" of the Company's definitive proxy statement for its 1999 annual meeting of stockholders which will be filed on or before April 30, 1999 and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is provided under the caption of "Executive Compensation" of the Company's definitive proxy statement for its 1999 annual meeting of stockholders which will be filed on or before April 30, 1999 and is incorporated herein by reference; provided, however, that neither the Report of the Compensation Committee on executive compensation nor the Stock Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's past or future filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent the Company specifically incorporates such report or Stock Performance Graph by reference therein and should not be otherwise deemed filed under either such Act.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is provided under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" of the Company's definitive proxy statement for its 1999 annual meeting of stockholders which will be filed on or before April 30, 1999 and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is provided under the caption "Certain Transactions" of the Company's definitive proxy statement for its 1999 annual meeting of stockholders which will be filed on or before April 30, 1999 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Index to Consolidated Financial Statements and Schedules:

                                                                                      Page
                                                                                   Reference
                                                                                   Form 10-K
                                                                                   ---------
     1.   Consolidated Financial Statements:
          Independent Auditors' Report                                                F-1
          Consolidated Balance Sheets as of December 31, 1998 and 1997                F-2
          Consolidated Statements of Income for the Years Ended
            December 31, 1998, 1997 and 1996                                          F-3
          Consolidated Statement of Stockholders' Equity
            for the Years Ended December 31, 1998, 1997 and 1996                      F-4
          Consolidated Statements of Cash Flows for the Years Ended
            December 31, 1998, 1997 and 1996                                       F-5 to 8
          Notes to Consolidated Financial Statements                               F-9 to 34

     2.   Consolidated Financial Statement Schedules:

          All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(b)  Reports on Form 8-K

        No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

(c)  Exhibits

  Exhibit No.          Note                                             Description
  -----------          ----   ------------------------------------------------------------------------------------------------------
     3.1                (1)   Amended and Restated Articles of Incorporation of G&L Realty Corp.
     3.2                (3)   Amended and Restated Bylaws of G&L Realty Corp.
    10.1 (c)            (2)   Executive Employment Agreement between G&L Realty Corp. and Daniel M. Gottlieb.
    10.2 (c)            (2)   Executive Employment Agreement between G&L Realty Corp. and Steven D. Lebowitz.
    10.3                (2)   Agreement of Limited Partnership of G&L Realty Partnership, L.P.
    10.4 (c)            (1)   1993 Employee Stock Incentive Plan
    10.5                (1)   Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.
    10.8.2              (2)   Option Notice with respect to Sherman Oaks Medical Plaza.
    10.9.2              (1)   Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.)
                              between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.
    10.11               (1)   Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and
                              Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.
    10.12               (1)   Nomura Commitment Letter with respect to the Acquisition Facility.
    10.12.2             (3)   Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L Financing
                              Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of New York.
    10.16               (1)   Investment Banking and Financial Advisory Agreement between G&L Development and Gruntal & Co.,
                              Incorporated.
    10.17               (1)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D. Lebowitz and Milner Investment Corporation.
    10.18               (2)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D. Lebowitz and Reese L. Milner, II.
    10.19               (2)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D. Lebowitz and Reese L. Milner, II.
    10.20               (2)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D. Lebowitz and Reese L. Milner, II, Helen Milner and John Milner, as Trustees of the Milner Trust.
    10.21               (2)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D. Lebowitz and Reese L. Milner, II.
    10.22               (4)   Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing Partnership II, L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October 31, 1995.

(c)  Exhibits - (continued from previous page)

  Exhibit No.          Note                                             Description
  -----------          ----   ------------------------------------------------------------------------------------------------------
    10.24               (4)   Property Management Agreement between G&L Realty Financing Partnership II, L.P., as owner, and G&L
                              Realty Partnership, L.P., as agent, made August 10, 1995
    10.25               (5)   Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital Corporation, dated as of September 29, 1995.
    10.30               (6)   Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership, L.P. as
                              Borrower and Nomura Asset Capital Corporation as Lender.
    10.38               (7)   Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property Acquisition Trust I, a Delaware business trust, for the purpose of creating a Limited Liability Company to be named GLN Capital Co., LLC, dated as of November 25, 1996.
    10.39               (7)   Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and PHP Healthcare Corporation, a Delaware corporation, for the purpose of creating a
                              Limited Liability Company to be named GL/PHP, LLC, dated as of February 26, 1997.
    10.40               (7)   First Amendment To Limited Liability Company Agreement entered into as of March 31, 1997 by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property Acquisition Trust
                              I, a Delaware business trust, for the purpose of amending that certain Limited Liability Company
                              Agreement of GLN Capital Co., LLC dated as of November 25, 1996.
    10.41               (7)   Bond Purchase Agreement dated as of March 31, 1997 by and between GLN Capital Co., LLC (as Buyer) and
                              G&L Realty Partnership, L.P. (as Seller).
    10.42               (8)   Option Agreement, dated February 28, 1997, by and among G&L Realty Partnership, L.P., GLN Capital Co.,
                              LLC and PHP Healthcare Corporation
    10.44               (9)   Loan and Security Agreement by GLN Capital Co., LLC, a Delaware limited liability Company, and G&L
                              Realty Partnership, L.P., a Delaware limited partnership, dated as of June 1, 1997.
    10.45              (10)   First Amendment to GL/PHP, LLC Limited Liability Company Agreement by and among G&L Realty
                              Partnership, L.P., a Delaware limited partnership (the "Retiring Manager"), G&L Realty Partnership,
                              L.P., a Delaware limited partnership ("G&L Member"), and G&L Management Delaware Corp., a Delaware
                              corporation ("Manager Member"), made as of August 15, 1997.
    10.46              (10)   Lease Agreement between GL/PHP, a Delaware limited liability company (the "Landlord") and Pinnacle
                              Health Enterprises, LLC, a Delaware limited liability company wholly owned by PHP Healthcare
                              Corporation, a Delaware corporation (the "Tenant"), dated August 15, 1997
    10.47              (10)   Guaranty of Lease by PHP Healthcare Corporation, a Delaware corporation (the "Guarantor"), dated
                              February 15, 1997.

(c)  Exhibits - (continued from previous page)

  Exhibit No.          Note                                             Description
  -----------          ----   ------------------------------------------------------------------------------------------------------
    10.48              (10)   Non-Negotiable 8.5% Note Due July 31, 2007 in which G&L Realty Partnership, L.P., a Delaware limited partnership (the "Maker"), promises to pay to PHP Healthcare Corporation (the "Payee") the principal sum of $2,000,000.00, dated August 15, 1997.
    10.49              (10)   Mortgage Note in which GL/PHP, LLC a Delaware limited liability company (the "Maker") promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, the principal sum of
                              $16,000,000.00, dated August 15, 1997.
    10.50              (10)   Mortgage, Assignment of Leases and Rents and Security Agreement by GL/PHP, LLC a Delaware limited liability company (the "Mortgagor") to Nomura Asset Capital Corporation, a Delaware corporation (the
                              "Mortgagee"), dated August 15, 1997.
    10.51              (10)   Assignment of Leases and Rents by GL/PHP, LLC a Delaware limited liability company (the "Assignor") to
                              Nomura Asset Capital Corporation, a Delaware corporation (the "Assignee"), dated August 15, 1997.
    10.52              (10)   Environmental and Hazardous Substance Indemnification Agreement by GL/PHP, LLC a Delaware limited liability company (the "Borrower") to Nomura Asset Capital Corporation, a Delaware corporation (the
                              "Lender"), dated August 15, 1997.
    10.53              (11)   Purchase and Sale Agreement, dated October 1, 1997, by and between Hampden Nursing Homes, Inc. and G&L
                              Senior Care, LLC.
    10.54              (11)   Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden Holding Group,
                              Inc.
    10.55              (11)   Loan Commitment, dated October 23, 1997, by and between G&L Realty Partnership, L.P. and Iatros Health
                              Network, Inc.
    10.56              (11)   Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden Nursing Homes,
                              Inc.
    10.57              (11)   Guaranty of Lease, dated October 1, 1997, by Iatros Health Network, Inc.
    10.58              (11)   Limited Liability Company Agreement of G&L Hampden, LLC.
    10.59              (11)   Loan Agreement by and between Nomura Asset Capital Corporation and G&L Hampden, LLC.
    10.60              (11)   Promissory Note in the amount of $6,000,000.00 given by G&L Hampden, LLC in favor of Nomura Asset
                              Capital Corporation.
    10.61              (11)   Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing for each of the 3 Hampden
                              Properties.
    10.62              (12)   Operating Agreement of AV Medical Associates, LLC, dated as of September 25, 1997.
    10.63              (12)   Real Estate Lease by and between AV Medical Associates, LLC and Hoag Memorial Hospital Presbyterian.

(c)  Exhibits - (continued from previous page)

  Exhibit No.          Note                                             Description
  -----------          ----   ------------------------------------------------------------------------------------------------------
    10.64              (12)   Assignment of Purchase Agreement and Development Management Agreement by and between G&L Realty
                              Partnership, L.P., Centrium Associates LLC and M&Z Aliso Associates, LLC.
    10.68              (12)   Promissory Note in the Amount of $2,799,490.00 given by Valley Convalescent, LLC in favor of G&L
                              Realty Partnership, L.P.
    10.69              (12)   Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of
                              August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty Partnership, L.P.
    10.70              (12)   Assignment of Leases and Rents, dated as of August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty Partnership, L.P.
    10.77                     Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty
                              Partnership, L.P. as Operating Partnership dated as of December 30, 1998.
    10.78                     Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers
                              Corp. as Tenant dated December 1, 1998.
    10.79                     Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively "Guarantor") in favor of G&L Coronado, LLC ("Landlord").
    11                        Computation of Per Share Earnings
    12                        Computation of Ratio of Earnings to Fixed Charges
    21                        Subsidiaries of the registrant.
    27                        Financial Data Schedule

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

6) Previously filed as an exhibit of like number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

7) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

8) Filed as an exhibit to the Company's Registration Statement on Form S-11 and amendments thereto (File No. 333-24911) and incorporated herein by reference.

9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

10) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of August 15, 1997) and incorporated herein by reference.

11) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.

12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of November 5, 1997) for the quarter ended September 30, 1997 and incorporated herein by reference.

c)  Management contract or compensatory plan or arrangement.

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
G&L Realty Corp.:


  We have audited the accompanying consolidated balance sheets of G&L Realty Corp. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/  Deloitte & Touche LLP

Los Angeles, California
March 5, 1999

                                G&L REALTY CORP.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                       December 31,
                                                                                  1998                  1997
                                                                          ------------------------------------------
                                                  ASSETS
                                                  ------
Rental properties (Notes 3, 18 and 20):
   Land                                                                         $ 35,059              $ 27,470
   Building and improvements, net                                                142,531               111,312
   Projects under development                                                      9,161                   300
                                                                                --------              --------
     Total rental properties                                                     186,751               139,082
Cash and cash equivalents (Note 2)                                                 1,379                13,609
Restricted cash (Note 2)                                                           4,007                 7,745
Tenant rent and reimbursements receivable, net (Note 4)                            2,050                 1,333
Unbilled rent receivable, net (Note 5)                                             1,892                 1,815
Other receivables, net (Note 6)                                                      208                   972
Mortgage loans and bonds receivable, net (Notes 2 and 7)                          12,101                14,098
Investments in unconsolidated affiliates (Note 8)                                  7,469                 8,591
Investments in marketable securities, net (Note 9)                                   ---                   ---
Deferred charges and other assets, net (Note 10)                                   3,642                 2,135
                                                                                --------              --------
 TOTAL ASSETS                                                                   $219,499              $189,380
                                                                                ========              ========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                     ------------------------------------
LIABILITIES:
   Notes payable (Notes 2 and 11)                                               $134,880              $ 95,172
   Accounts payable and other liabilities                                          2,296                 1,920
   Distributions payable                                                           1,768                 1,801
   Tenant security deposits                                                        1,270                 1,046
                                                                                --------              --------
     Total liabilities                                                           140,214                99,939

Commitments and Contingencies (Note 12)

Minority interest in consolidated affiliates                                      (2,033)               (2,399)
Minority interest in Operating Partnership                                         1,734                 2,916

STOCKHOLDERS' EQUITY (Notes 13 and 14):
   Preferred shares - $.01 par value, 10,000,000 shares
    authorized, liquidation preference of $25.00 per share
    .  Series A Preferred - 1,495,000 shares issued and outstanding as
       of December 31, 1998 and 1997                                                  15                    15
    .  Series B Preferred - 1,380,000 shares issued and outstanding as
       of December 31, 1998 and 1997                                                  14                    14
   Common shares - $.01 par value, 50,000,000 shares authorized,
    3,995,000 and 4,120,000 shares issued and outstanding as of
    December 31, 1998 and 1997, respectively                                          40                    41
   Additional paid-in capital                                                     91,709                91,656
   Distributions in excess of net income                                         (12,194)               (2,802)
                                                                                --------              --------
     Total stockholders' equity                                                   79,584                88,924
                                                                                --------              --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $219,499              $189,380
                                                                                ========              ========

          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                                              Year Ended December 31,
                                                                   1998                 1997                 1996
                                                                ----------------------------------------------------
REVENUES:
   Rent (Notes 5 and 15)                                           $24,639              $20,307              $15,796
   Tenant reimbursements                                               781                  707                  728
   Parking                                                           1,501                1,439                1,251
   Interest, loan fees and other                                     4,517                4,322                6,712
   Other                                                               254                  274                  549
                                                                   -------              -------              -------
     Total revenues                                                 31,692               27,049               25,036
                                                                   -------              -------              -------
EXPENSES:
   Property operations                                               6,171                6,280                5,696
   Depreciation and amortization                                     4,597                3,570                2,773
   Interest                                                          8,683                9,088                9,322
   General and administrative                                        2,554                2,044                1,787
   Provision for doubtful accounts, notes and bonds
    receivable (Notes 4,6,7 and 9)                                   5,603                  ---                  ---
   Loss on disposition of real estate (Note 17)                        ---                  ---                4,874
                                                                   -------              -------              -------
     Total expenses                                                 27,608               20,982               24,452
                                                                   -------              -------              -------
Income from operations before minority interests,
 equity in earnings of unconsolidated affiliates and                 4,084                6,067                  584
 extraordinary gain
Equity in earnings of unconsolidated affiliates                         80                1,195
Minority interest in consolidated affiliates                          (225)                (156)                (129)
Minority interest in Operating Partnership                             404                 (545)                 (65)
                                                                   -------              -------              -------
Income before extraordinary gain                                     4,343                6,561                  390
Extraordinary gain on retirement of debt
 (net of minority interest) (Note 17)                                  ---                  ---                9,311
                                                                   -------              -------              -------
Net income                                                         $ 4,343              $ 6,561              $ 9,701
                                                                   =======              =======              =======
Per share data (Note 13):
   Basic:
     (Loss) income before extraordinary gain                       $ (0.70)             $  0.91              $  0.10
     Extraordinary gain                                                ---                  ---                 2.29
                                                                   -------              -------              -------
     Net (loss) income                                             $ (0.70)             $  0.91              $  2.39
                                                                   =======              =======              =======
   Fully diluted:
     Income before extraordinary gain                              $ (0.70)             $  0.89              $  0.09
     Extraordinary gain                                                ---                  ---                 2.24
                                                                   -------              -------              -------
     Net income                                                    $ (0.70)             $  0.89              $  2.33
                                                                   =======              =======              =======
Weighted average outstanding shares:
     Basic                                                           4,092                4,049                4,063
     Fully diluted                                                   4,135                4,129                4,172

                                G&L REALTY CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                        Distributions
                                    Preferred Stock   Preferred Stock                       Additional    in excess       Total
                                       Series A          Series B         Common Stock       Paid - in       of        stockholders'
                                    Shares   Amount   Shares   Amount   Shares    Amount      Capital    net income      equity
                                   ------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1996              ---      ---      ---      ---    4,062       $41       $23,705      $ (5,479)     $ 18,267
Stock options exercised                                                            ---             5                           5
Net income                                                                                                   9,701         9,701
Distributions declared                                                                                      (5,525)       (5,525)
                                   -----      ---    -----      ---    -----       ---       -------      --------      --------
BALANCE DECEMBER 31, 1996            ---      ---      ---      ---    4,062        41        23,710        (1,303)       22,448
Repurchase of common stock                                               (76)       (1)       (1,277)                     (1,278)
Stock options exercised                                                  134         1         1,288                       1,289
Series A Preferred Stock issued    1,495      $15                                             35,383                      35,398
Series B Preferred Stock issued                      1,380      $14                           32,552                      32,566
Net Income                                                                                                   6,561         6,561
Distributions declared                                                                                      (8,060)       (8,060)
                                   -----      ---    -----      ---    -----       ---       -------      --------      --------
BALANCE DECEMBER 31, 1997          1,495       15    1,380       14    4,120        41        91,656        (2,802)       88,924
Repurchase of common stock                                              (152)       (1)       (2,336)                     (2,337)
Stock options exercised                                                   27                     389                         389
Issuance of common stock                                                                       2,000                       2,000
Net Income                                                                                                   4,343         4,343
Distributions declared                                                                                     (13,735)      (13,735)
                                   -----      ---    -----      ---    -----       ---       -------      --------      --------
BALANCE DECEMBER 31, 1998          1,495      $15    1,380      $14    3,995       $40       $91,709      $(12,194)     $ 79,584
                                   =====      ===    =====      ===    =====       ===       =======      ========      ========

                                G&L REALTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Year Ended December 31,
                                                                                    1998                1997                1996
                                                                                --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                       $  4,343            $  6,561            $  9,701
 Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary gain on retirement of debt                                            ---                 ---              (9,311)
   Loss on disposition of rental property                                              ---                 ---               4,874
   Depreciation and amortization                                                     4,597               3,570               2,773
   Amortization of deferred interest costs                                             188                 252                 503
   Amortization of discount on marketable securities                                  (152)                ---                 ---
   Minority interests                                                                 (179)                701                 194
   Unbilled rent receivable                                                            (77)               (400)                 (5)
   Equity in earnings of unconsolidated affiliates                                     (80)             (1,195)                ---
   Provision for doubtful accounts, notes and bonds receivables                      5,603                 339                 876
   (Increase) decrease in:
     Prepaid expense and other assets                                                 (204)                 16                (153)
     Other receivables                                                                 489                 231                (891)
     Tenant rent and reimbursements receivable                                      (1,594)               (112)               (842)
     Accrued interest receivable and loan fees                                        (875)             (1,488)             (1,102)
   Increase (decrease) in:
     Accounts payable and other liabilities                                            383                 558                (893)
     Tenant security deposits                                                          224                  12                   2
                                                                                  --------            --------            --------
 Net cash provided by operating activities                                          12,666               9,045               5,726
                                                                                  --------            --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to rental properties                                                     (1,699)               (987)             (2,220)
 Purchases of real estate assets                                                   (37,790)            (26,440)            (21,550)
 Construction in progress                                                           (4,990)               (300)                ---
 Disposition (acquisition) of assets available for sale                                ---               3,944                (307)
 Pre-acquisition costs, net                                                            (49)                ---               1,001
 Contributions to unconsolidated affiliates                                        (11,996)            (11,386)                ---
 Distributions from unconsolidated affiliates                                        7,553               3,990                 ---
 Investment in marketable securities                                                (1,154)                ---                 ---
 Leasing commissions                                                                  (441)               (174)               (149)
 Investments in notes and bonds receivable                                          (5,573)            (19,822)            (14,755)
 Principal payments received from notes and bonds receivable                         5,045               1,641              14,567
                                                                                  --------            --------            --------
 Net cash used in investing activities                                             (51,094)            (49,534)            (23,413)
                                                                                  --------            --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable proceeds                                                             48,832              47,300              47,000
 Repayment of notes payable                                                         (9,124)            (47,153)            (21,018)
 Payment of deferred loan costs                                                       (896)                (41)             (1,398)
 Decrease/(Increase) in restricted cash                                              3,738              (5,778)             (1,356)
 Sale of preferred stock                                                               ---              67,964                 ---
 Minority interest equity contribution                                                 195                 226                 ---
 Purchase of common stock and partnership units                                     (2,337)             (1,277)                ---
 Exercise of common stock options                                                      389               1,288                   5
 Distributions                                                                     (14,599)             (8,696)             (5,950)
                                                                                  --------            --------            --------
 Net cash provided by financing activities                                          26,198              53,833              17,283
                                                                                  --------            --------            --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (12,230)             13,344                (404)
BEGINNING CASH AND CASH EQUIVALENTS                                                 13,609                 265                 669
                                                                                  --------            --------            --------
ENDING CASH AND CASH EQUIVALENTS                                                  $  1,379            $ 13,609            $    265
                                                                                  ========            ========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest                                            $  9,028            $  8,709            $  8,874
                                                                                  ========            ========            ========

          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
                                 (In thousands)

                                                                                    Year Ended December 31,
                                                                            1998            1997             1996
                                                                           ---------------------------------------
NONCASH INVESTING ACTIVITIES:

    Net cost of assets transferred to Company (Note 18):
        Accounts receivable                                                $  295
        Land                                                                1,751
        Construction in progress                                            3,871
        Deferred leasing costs                                                250
        Deferred loan costs                                                    20
        Note receivable                                                        44
        Accounts payable                                                        8
                                                                           ------
                                                                           $6,239
                                                                           ======

    Net cost of assets transferred from Company (Note 18):
        Investment in unconsolidated affiliates                            $5,645
        Note receivable                                                       594
                                                                           ------
                                                                           $6,239
                                                                           ======

    Property acquired in satisfaction of note receivable                                   $ 4,650
                                                                                           =======
    The Company exchanged its interest Series A and B Bonds
    for the following noncash consideration (Note 18):
        Assignment of note payable                                                         $14,000
        Investment in affiliate, net of deferred gain                                        2,653
                                                                                           -------
                                                                                           $16,653
                                                                                           =======
    The Company acquired an interest in three Massachusetts
    nursing homes for the following noncash consideration
    (Note 18):
        Note Receivable                                                                    $14,000
        Investment in affiliate, net of deferred gain                                        2,653
                                                                                           -------
                                                                                           $16,653
                                                                                           =======
    Property acquired in exchange for partnership units
    (Note 18)                                                              $2,000                          $   549
                                                                           ======                          =======
NONCASH FINANCING ACTIVITIES:

Net cost of assets transferred to lien holder (Note 17):
    Land                                                                                                   $ 2,047
    Buildings and improvements                                                                              21,601
    Tenant improvements                                                                                        477
        Accumulated depreciation                                                                            (3,557)
                                                                                                           -------
            Total rental property                                                                           20,568
    Unbilled rent receivable, net                                                                            1,109
    Other receivables, net                                                                                      91
    Tenant rent and reimbursements receivable, net                                                             250
    Deferred charges and other assets                                                                          267
    Accounts payable and other liabilities                                                                     589
                                                                                                           -------
Net cost of assets transferred to lien holder                                                               22,874
Nonrecourse debt extinguished                                                                               28,500
                                                                                                           -------
Excess of nonrecourse debt over net cost of assets surrendered                                             $ 5,626
                                                                                                           =======
Noncash gain from transfer of property to lien holder:
    Extraordinary gain on retirement of debt                                                               $ 9,311
    Minority interest share of extraordinary gain                                                            1,055
                                                                                                           -------
    Extraordinary gain on retirement of debt                                                                10,366
    Extraordinary loss related to other refinancing transactions                                               134
                                                                                                           -------
    Extraordinary gain on transfer of property to lien holder                                               10,500
    Loss on disposition of rental property                                                                  (4,874)
                                                                                                           -------
Noncash gain from transfer of property to lien holder                                                      $ 5,626
                                                                                                           =======
Preferred distribution due to minority partner                             $   17              ---             ---
                                                                           ======          =======         =======
Distributions declared not yet paid                                        $1,751          $ 2,370         $ 1,463
                                                                           ======          =======         =======

                                G&L REALTY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDING DECEMBER 31, 1998

1.  General

   G&L Realty Corp. (the "Company") was formed as a Maryland corporation to continue the ownership, management, acquisition and development activities previously conducted by G&L Development, a California general partnership, the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through, the following entities:

         G&L Realty Partnership, L.P., a Delaware limited partnership
           (the "Operating Partnership")
         G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the "Realty Financing Partnership")*
         G&L Medical Partnership, L.P., a Delaware limited partnership
           (the "Medical Partnership")*
         G&L Gardens, LLC, an Arizona limited liability company
            ("Maryland Gardens")
         435 North Roxbury Drive, Ltd., a California limited partnership
           (the "Roxbury Partnership")
         GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*
         G&L Hampden, LLC, a Delaware limited liability company ("Hampden")* G&L Valencia, LLC, a California limited liability company ("Valencia") G&L Holy Cross, LLC, a California limited liability company ("Holy
           Cross")*
         G&L Burbank, LLC, a California limited liability company ("Burbank")* G&L Tustin, LLC, a California limited liability company ("Tustin")* GLH Pacific Gardens, LLC, a California limited liability company
           ("Pacific Gardens")
         G&L Hoquiam, LLC, a California limited liability company ("Hoquiam") G&L Lyons, LLC, a California limited liability company ("Lyons")
         G&L Coronado (1998), LLC, a California limited liability company
           ("Coronado")

   * The Realty Financing Partnership, the Medical Partnership, Maryland Gardens, GL/PHP, Hampden, Holy Cross, Burbank and Tustin are herein defined collectively as the "Financing Entities" and individually as the "Financing Entity".

   The Company, as the sole general partner and as owner of an approximately 86% ownership interest, controls the Operating Partnership. The Company controls the Financing Entities through wholly owned subsidiaries incorporated in either the State of Delaware or the State of California (collectively, the "Subsidiaries" and individually, a "Subsidiary"). Each Subsidiary either (i) owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity or (ii) owns no interest and acts as the manager of the Financing Entity. The remaining 99% ownership interest in each Financing Entity is owned by the Operating Partnership, acting as sole limited partner or member. Financing Entities in which a Subsidiary owns no interest are 100% owned by the Operating Partnership.

   References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner), Valencia (in which the Operating Partnership owns an 80% membership interest and is the sole managing member), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is a co-managing member) and Hoquiam, Lyons and Coronado (in which the Operating Partnership owns a 100% interest).

   The Company also owns interests in various unconsolidated affiliates. Although the Company's investment represents a significant portion of the capital of such affiliates and the Company exercises significant influence over the activities of these entities, the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of
these affiliates in the consolidated financial statements of the Company.   The
Company has unconsolidated financial interests in the following entities:

   . GLN Capital Co., LLC ("GLN"), a Delaware limited liability company formed in 1996. GLN, an unconsolidated affiliate, is owned 49.9% by the Operating Partnership and 50.1% by an affiliate of Nomura Asset Capital Corp. ("Nomura"). The purpose of GLN is to fund loans to the senior care industry.

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

   . G&L Grabel San Pedro, LLC ("San Pedro") is a California limited liability company, formed on March 10, 1998 by the Company through the Operating Partnership, and Gary Grabel, an experienced MOB manager. Both the Operating Partnership and Gary Grabel, who is the managing member, hold a 50% interest in San Pedro. San Pedro was formed for the purpose of acquiring three MOBs located at 1360 West 6th street in San Pedro, California.

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

   . G&L Penasquitos, Inc. ("Penasquitos Inc.") is a California corporation formed on April 21, 1998 by the Company, through the Operating Partnership, and Parsons. The Company owns 75% of the total equity in Penasquitos Inc. in the form of non-voting preferred stock. Parsons holds 25% of the total equity and all of the voting common stock. Penasquitos Inc. was formed for the purpose of operating a senior care facility to be built in Rancho Penasquitos, California.

   . GLH Pacific Gardens Corp. ("Pacific Gardens Corp.") is a California corporation formed on June 25, 1998 by the Company, through the Operating Partnership, and ASL Santa Monica, Inc., a California corporation ("ASL"). The Company owns 93% of the total equity in Pacific Gardens Corp. in the form of non-voting preferred stock. ASL holds 7% of the total equity in the form of common stock. Pacific Gardens Corp. was formed for the purpose of operating a senior care facility located in Santa Monica, California, which was purchased by the Company.

   . G&L Parsons on Eagle Run, LLC ("Eagle Run") is a California limited liability company, formed on December 29, 1998, through the Operating Partnership and Parsons. The Company and Parsons each contributed 50% of the total equity in Eagle Run. Eagle Run was formed for the purpose of acquiring a vacant piece of land in Omaha, Nebraska upon which the members intend to develop an senior care facility.

   GLN, Valley Convalescent, San Pedro, Penasquitos LLC, Penasquitos Inc., Pacific Gardens Corp. and Eagle Run are herein defined collectively as the "Unconsolidated Affiliates" and individually as "Unconsolidated Affiliate".

2.  Summary of Significant Accounting Policies

   Business-- The Company is a growth-oriented health care Real Estate Investment Trust ("REIT") with two major areas of operation: (a) the Property Investments Division, which owns, develops and manages high-quality, strategically located medical office buildings and senior care facilities, and
(b) the Senior Care Division, which provides loan funds to facilitate the sale of skilled nursing and assisted living facilities to various entities throughout the United States.

   Basis of presentation-- The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, the Realty Financing Partnership, the Medical Partnership, Maryland Gardens, the Roxbury Partnership, GL/PHP, Hampden, Valencia, Holy Cross, Burbank, Tustin, Pacific Gardens, Hoquiam, Lyons and Coronado. The interests in the Operating Partnership, the Roxbury Partnership, Valencia and Pacific Gardens not owned by the Company have been reflected in minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to the current year's presentation.

   Properties-- The Operating Partnership, the Realty Financing Partnership, the Medical Partnership, Maryland Gardens, the Roxbury Partnership, GL/PHP, Hampden, Valencia, Holy Cross, Burbank, Tustin, Pacific Gardens, Hoquiam, Lyons and Coronado own a 100% fee simple interest in all of the properties.

   Income taxes-- The Company qualified and elected to be taxed as a REIT for Federal income tax purposes. Such qualification and taxation as a REIT depends upon the Company's ability to meet, on a continuing basis, various REIT qualification requirements. As a REIT, the Company is eligible for a deduction for dividends paid to shareholders. For the years ended December 31, 1998, 1997 and 1996, the Company paid dividends to its stockholders in excess of its earnings and profits (See Note 13). Therefore, no provisions for Federal income taxes are included in the accompanying financial statements.

   Real estate and depreciation-- Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:


       Buildings and improvements............................  40 years
       Tenant improvements...................................  Life of lease
       Furniture, fixtures and equipment.....................  5 years

   Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $4,432,000, $3,484,000 and $2,668,000 respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all costs directly related to acquisitions are capitalized.

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

   Marketable Securities--Effective January 1, 1994, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company determines the appropriate classification at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale or trading securities. As of December 31, 1998, the Company has no securities classified as available-for-sale or trading. Interest and amortization of premiums and discounts for all securities are included in interest income.

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

   Minority interest in consolidated affiliates-- The Operating Partnership, as sole general partner, has a 61.75% ownership interest in the Roxbury Partnership which owns the property located at 435 North Roxbury Drive. The minority interest is a debit balance that resulted from depreciation allocations and cash distributed to partners in excess of their original investment and subsequent accumulated earnings. It is management's opinion that the deficit is adequately secured by the unrecognized appreciated value of the Roxbury property and will be recovered through an accumulation of undistributed earnings or sale of the property. The Operating Partnership, as sole general partner, also owns an 80% interest in Valencia and a 93% interest in Pacific Gardens.

   Long-lived assets-- The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to a value equal to the net present value of the expected future cash flows and an impairment loss will be recognized. Management believes that the expected future cash flows of its long-lived assets exceeded the related book values as of December 31, 1998 and 1997.

   Per share data-- Earnings per share are computed based upon the weighted average number of shares of the Company's Common Stock, $.01 par value (the "Common Stock") outstanding during the period. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options granted under the Company's stock incentive plan. Computation of the number of shares is included in Note 14.

   Financial instruments-- The estimated fair value of the Company's financial instruments is determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts Cash, cash equivalents, tenant rent and other accounts receivable, accounts payable and other liabilities are carried at book value as the amount of these instruments approximates fair value due to their short-term maturities. The carrying amount of the Company's notes payable approximate fair value because the interest rates are comparable to rates currently being offered to the Company. The estimated fair values of the company's mortgage loans and bonds receivable, are based upon market values of loans and bonds receivable with similar characteristics adjusted for risk inherent in the underlying transactions. Management estimates that the fair value of the Company's mortgage loans and bonds receivable approximate their amortized cost basis, after adjustment for the allowance for amounts deemed to be uncollectible. There are no realized or unrealized gains or losses included in the accompanying financial statements.

   Comprehensive income-- The Company does not have any items which meet the definition of other comprehensive income as defined in Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income."

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

   Recent accounting pronouncements-- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contract. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. Management believes the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

3.  Buildings and Improvements

   Buildings and improvements consist of the following:

                                                                       December 31,
                                                                  1998              1997
                                                             -------------------------------
                                                                      (in thousands)
              Buildings and improvements                        $152,618          $118,799
              Tenant improvements                                  5,846             4,946
              Furniture, fixtures and equipment                    2,560             1,628
                                                                --------          --------
                                                                 161,024           125,373
              Less accumulated depreciation
              And amortization                                   (18,493)          (14,061)
                                                                --------          --------
              Total                                             $142,531          $111,312
                                                                ========          ========

4.  Tenant Rent and Reimbursements Receivable

   Tenant rent and reimbursements receivable are net of an allowance for uncollectible amounts of $1,261,000 and $88,000 as of December 31, 1998 and 1997, respectively. The activity in the allowance for uncollectible tenant accounts for the three years ending December 31, 1998, was as follows:


                                                                           Year ended December 31,
                                                                   1998              1997              1996
                                                               -----------------------------------------------
                                                                                (in thousands)
              Balance, beginning of year                          $   88             $ 261             $   8
              Additions                                            1,210               150               499
              Charge-offs                                            (37)             (323)             (246)
                                                                  ------             -----             -----
              Balance, end of year                                $1,261             $  88             $ 261
                                                                  ======             =====             =====

   During the year ended December 31, 1998, the Company increased its allowance for uncollectible amounts by $1.21 million. This increase was mainly related to delinquent rents due from the operators of the Company's skilled nursing facilities. The remaining balance represents increases for the Company's MOB tenants incurred through the normal course of business.


5.  Unbilled Rent

   The Company has operating leases with tenants that expire at various dates through 2011. The minimum rents due under these leases are subject to either scheduled fixed increases or adjustments based on the Consumer Price Index. In general, the retail leases require tenants to pay their pro-rata share of property taxes, insurance and common area operating costs, while the medical office leases require tenants to reimburse the Company for annual increases in property taxes, insurance and specified operating expenses over a base year amount.

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

              Year Ending December 31,        Future Minimum       Straight-line       Unbilled Rent
                                                   Rent                 Rent            Receivable
            ------------------------------------------------------------------------------------------
                                                                   (in thousands)
               1999......................         $ 19,326            $ 19,618             $ (292)
               2000......................           17,385              17,426                (41)
               2001......................           14,993              14,853                140
               2002......................           12,040              11,828                212
               2003......................            9,767               9,541                226
               Thereafter................           33,764              31,643              2,121
                                                  --------            --------             ------
            Total........................         $107,275            $104,909             $2,366
                                                  ========            ========             ======

   The activity in the allowance for unbilled rent, recorded as a reduction of rental revenue for the three years ending December 31, 1998, consisted of the following:


                                                                           Year ended December 31,
                                                                   1998              1997             1996
                                                                 -------------------------------------------
                                                                                (in thousands)
              Balance, beginning of year                           $ 476             $ 414            $ 967
              Additions                                               12                62              ---
              Charge-offs                                            (14)              ---             (553)
                                                                   -----             -----            -----
              Balance, end of year                                 $ 474             $ 476            $ 414
                                                                   =====             =====            =====

6.  Other Receivables

   Other receivables consist of all outstanding balances due to the Company other than amounts due from current tenants and are net of the allowance for uncollectible amounts of $330,000 and $248,000 as of December 31, 1998 and 1997. The activity in the allowance for uncollectible accounts for the three years ending December 31, 1998, is as follows:

                                                                           Year ended December 31,
                                                                    1998              1997             1996
                                                                 ---------------------------------------------
                                                                               (in thousands)
              Balance, beginning of year                           $ 248              $248             $---
              Additions                                              282               ---              248
              Charge-offs                                           (200)              ---              ---
                                                                   -----              ----             ----
              Balance, end of year                                 $ 330              $248             $248
                                                                   =====              ====             ====

7.  Mortgage Loans and Bonds Receivable

   Mortgage loans and bonds receivable consist of the following:

                                                                                              December 31,
                                                                                        1998                 1997
                                                                                    --------------------------------
                                                                                              (in thousands)
Note due June 30, 1997, collateralized by deed of trust, interest payable monthly at 12% per annum, (This note is currently in default
  and accrues interest at 15% per annum, the default rate).........................   $ 6,825              $ 6,825
Secured Note due April 1, 2008, interest payable semiannually at 10%
  per annum (This note is currently in default)....................................       150                  150
Unsecured promissory note receivable due October 1, 2004, interest accrues monthly at 10.0% per annum.  Payments are due monthly based on
  5.0% per annum of the outstanding balance (This note is currently in
  default).........................................................................       800                  800
Unsecured promissory note receivable due May 31, 1999 interest payable
  quarterly at 9.0% per annum (This note is currently in default)..................       300                  300
Unsecured promissory note receivable due January 23, 1998, no payments are required until maturity.  Interest accrues monthly at 14% per
  annum (This note is currently in default)........................................        47                   47
Unsecured promissory note receivable due April 1, 2003, interest payable quarterly at 8.0% per annum (This note is currently in default
  and accrues interest at 12% per annum, the default rate).........................       300                  ---
Unsecured promissory notes receivable payable upon demand, interest
  accrues monthly at 12% per annum.................................................       715                  ---
Unsecured credit line receivable due May 31, 1998, interest payable annually at 12.0% per annum. Unpaid principal accrues interest at
  12.0% annually after maturity date (Amount is currently in default)..............       115                  300
Secured promissory note due August 25, 1998, interest payable at 12%
  per annum (This note is currently in default)....................................     3,589                  ---
Unsecured promissory note receivable due June 30, 1999, interest
  payable at 10.0% per annum.......................................................        44                  ---
Unsecured subordinated notes receivable due February 1, 2006, interest
  payable semiannually at 12.0% per annum..........................................       ---                    7
Unsecured promissory note receivable due December 31, 1997, interest payable annually at 5.25% per annum.  Unpaid principal accrues
  interest at 8.0% annually after maturity date....................................       ---                  500
Secured promissory note due February 1, 1998, interest payable monthly
  at 30-day LIBOR plus 6.5%  per annum.............................................       ---                1,934
Secured promissory note due April 1, 1998, interest payable monthly at
  30-day LIBOR plus 6.5%  per annum................................................       ---                  870
Secured promissory note due April 1, 1998, interest payable monthly at
  30-day LIBOR plus 6.5% per annum.................................................       ---                  115
Secured promissory note due October 15, 1998, no payments are required
  until maturity.  Interest accrues monthly at 18% per annum.......................       ---                  270
Secured promissory note due December 31, 1999, no payments are
  required until maturity.  Interest accrues monthly at 10% per annum..............       ---                  540
Unsecured promissory notes receivable due July 7, 1997, interest payable monthly  at the greater of 11.0% per annum or 30-day LIBOR plus 5.25%.  Commencing July 7, 1997, borrower may at its option, pay a fee equal to 1% of the outstanding balance of the loan to extend the
  loan for additional 3-month periods..............................................       ---                  250
                                                                                      -------              -------
Face value of mortgage loans and bonds receivable..................................    12,885               12,908

Accrued interest...................................................................     2,733                1,815
Reimbursable loan fees and costs advanced..........................................       ---                  200
Allowance for uncollectible amounts................................................    (3,517)                (825)
                                                                                      -------              -------
Total mortgage loans and bonds interest receivable.................................   $12,101              $14,098
                                                                                      =======              =======

   As of December 31, 1998, the principal balance on all notes receivable of $12,885 was either past due, currently due as a result of default or due within the next twelve months.

   The activity in the allowance for uncollectible notes receivable for the three years ending December 31, 1998, is as follows:

                                                                            Year ended December 31,
                                                                    1998              1997             1996
                                                                  --------------------------------------------
                                                                                (in thousands)
              Balance, beginning of year                          $  825             $ 375            $ ---
              Additions                                            2,792               450              375
              Charge-offs                                           (100)              ---              ---
                                                                  ------             -----            -----
              Balance, end of year                                $3,517             $ 825            $ 375
                                                                  ======             =====            =====

8.  Investments In Unconsolidated Affiliates

   The Company has investments in various unconsolidated affiliates as described in Note 1. The following tables provide a summary of the Company's investment in each of these entities as of December 31, 1998 and 1997 (in thousands).

                                                                   As of December 31, 1998
                                           -----------------------------------------------------------------------
                                                             Valley                            Aliso
                                           GLN Capital    Convalescent       AV Medical       Partners   San Pedro
                                           -----------------------------------------------------------------------
Opening balance at beginning of year         $ 2,730         $  311            $ 600           $ 550      $   ---
Equity in earnings of affiliates                  91             83              ---             ---           78
Contributions                                    ---            ---              ---             ---        6,300
Distributions                                 (2,113)          (318)            (600)           (550)      (5,213)
                                             -------         ------            -----           -----      -------
Equity, net of inter-company
 transactions                                    708             76              ---             ---        1,165
Intercompany receivable (payable), net            58          3,116              ---             ---          (16)
                                             -------         ------            -----           -----      -------
Investment in unconsolidated affiliates      $   766         $3,192            $ ---           $ ---      $ 1,149
                                             =======         ======            =====           =====      =======
                                                                   As of December 31, 1998
                                            ----------------------------------------------------------------------
                                            Penasquitos   Penasquitos    Pacific Gardens      Parsons
                                                LLC          Inc.             Corp.            House        Total
                                            ----------------------------------------------------------------------
Opening balance at beginning of year          $  ---         $---            $ ---             $---        $ 4,191
Equity in earnings of affiliates                 ---          ---             (172)             ---             80
Contributions                                  1,229          270               23              800          8,622
Distributions                                    ---          ---              ---              ---         (8,794)
                                              ------          ---            -----             ----        -------
Equity, net of inter-company
 transactions                                  1,229          270             (149)             800          4,099
Intercompany receivable (payable), net           170          ---               42              ---          3,370
                                              ------          ---            -----             ----        -------
Investment in unconsolidated affiliates       $1,399         $270            $(107)            $800        $ 7,469
                                              ======         ====            =====             ====        =======

                                                               As of December 31, 1997
                                           --------------------------------------------------------------
                                                             Valley                     Aliso
                                           GLN Capital    Convalescent   AV Medical   Partners     Total
                                           --------------------------------------------------------------
Opening balance at beginning of year        $   ---          $  ---        $  ---      $ ---      $   ---
Equity in earnings of affiliates              1,184              11           ---        ---        1,195
Contributions                                 6,123             300           600        550        7,573
Distributions                                (4,577)            ---           ---        ---       (4,577)
                                            -------          ------        ------      -----      -------
Equity, net of inter-company
 transactions                                 2,730             311           600        550        4,191
Intercompany receivable (payable), net           64           2,622         1,999       (285)       4,400
                                            -------          ------        ------      -----      -------
Investment in unconsolidated affiliates     $ 2,794          $2,933        $2,599      $ 265      $ 8,591
                                            =======          ======        ======      =====      =======

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the years ended December 31, 1998 (in thousands).

                             ---------------------------------------------------------------------------
                                                  Valley                           Aliso
                             GLN Capital       Convalescent      AV Medical      Partners      San Pedro
                             ---------------------------------------------------------------------------
Financial Position:
-------------------
  Land                            $  ---         $   382         $     ---      $     ---       $ 1,882
  Buildings                          ---           2,690               ---            ---         4,334
  Notes and bonds
    receivable, net                1,473             ---               ---            ---           ---
  Other Assets                        31             310               ---            ---           434
  Notes payable                      ---          (2,799)              ---            ---        (4,899)
  Other liabilities                  (90)           (146)              ---            ---          (299)
                                  ------         -------         ---------      ---------       -------
Net assets                        $1,414         $   437         $     ---      $     ---       $ 1,452
                                  ======         =======         =========      =========       =======

Partner's equity:
-----------------
  G&L Realty Partnership, L.P.    $  708         $    76         $     ---      $     ---       $ 1,165
  Others                             706             361               ---            ---           287
                                  ------         -------         ---------      ---------       -------
Total Equity                      $1,414         $   437         $     ---      $     ---       $ 1,452
                                  ======         =======         =========      =========       =======

                              ------------------------------------------------------------------
                                                               Pacific
                              Penasquitos    Penasquitos       Gardens       Parsons
                                  LLC            Inc.           Corp.         House       Total
                              ------------------------------------------------------------------
Financial Position:
-------------------
  Land                         $   ---          $---            $ ---        $   ---    $  2,264
  Buildings                        ---           ---              ---            ---       7,024
  Notes and bonds
    receivable, net                ---           ---              ---            ---       1,473
  Other Assets                   6,878           411              157          1,709       9,930
  Notes payable                 (4,800)          ---              ---            ---     (12,498)
  Other liabilities               (440)          (51)            (317)          (109)     (1,452)
                               -------          ----            -----         ------    --------
Net assets                     $ 1,638          $360            $(160)        $1,600    $  6,741
                               =======          ====            =====         ======    ========

Partner's equity:
-----------------
  G&L Realty Partnership, L.P. $ 1,229          $270            $(149)        $  800    $  4,099
  Others                           409            90              (11)           800       2,642
                               -------          ----            -----         ------    --------
Total Equity                   $ 1,638          $360            $(160)        $1,600    $  6,741
                               =======          ====            =====         ======    ========

                          -------------------------------------------------------------------
                                             Valley                       Aliso
                          GLN Capital     Convalescent    AV Medical    Partners    San Pedro
                          -------------------------------------------------------------------
Operations:
-----------
  Revenues                   $352             $603         $   ---      $   ---       $948
  Expenses                    170              437             ---          ---        792
                             ----             ----         -------      -------       ----
Net income                   $182             $166         $   ---      $   ---       $156
                             ====             ====         =======      =======       ====

Allocation of  net income:
--------------------------
  G&L Realty
   Partnership, L.P.         $ 91             $ 83         $   ---      $   ---       $ 78
  Others                       91               83             ---          ---         78
                             ----             ----         -------      -------       ----
                             $182             $166         $   ---      $   ---       $156
                             ====             ====         =======      =======       ====

                         --------------------------------------------------------------
                                                         Pacific
                         Penasquitos   Penasquitos       Gardens     Parsons
                             LLC           Inc.           Corp.       House       Total
                         --------------------------------------------------------------
Operations:
-----------
  Revenues                $   ---        $   ---         $1,185      $  ---      $3,088
  Expenses                    ---            ---          1,369         ---       2,768
                          -------        -------         ------      ------      ------
Net income                $   ---        $   ---         $ (184)     $  ---      $  320
                          =======        =======         ======      ======      ======

Allocation of net income:
------------------------
  G&L Realty
   Partnership, L.P.      $   ---        $   ---         $ (172)     $  ---      $   80
  Others                      ---            ---            (12)        ---         240
                          -------        -------         ------      ------      ------
                          $   ---        $   ---         $ (184)     $  ---      $  320
                          =======        =======         ======      ======      ======

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the years ended December 31, 1997 (in thousands).

                                           -----------------------------------------------------------------
                                                               Valley                      Aliso
                                             GLN Capital    Convalescent    AV Medical   Partners     Total
                                           -----------------------------------------------------------------
Financial Position:
-------------------
  Land                                                         $   382       $ 1,738     $ 3,107    $  5,227
  Buildings                                                      2,721                                 2,721
  Notes and bonds receivable, net              $ 8,900                                                 8,900
  Other Assets                                   1,081             402         1,080       1,229       3,792
  Notes payable                                 (4,134)         (2,799)       (1,989)     (3,236)    (12,158)
  Other liabilities                               (483)            (41)          (29)                   (553)
                                               -------         -------       -------     -------    --------
Net assets                                     $ 5,364         $   665       $   800     $ 1,100    $  7,929
                                               =======         =======       =======     =======    ========

Partner's equity:
-----------------
  G&L Realty Partnership, L.P.                 $ 2,730         $   311       $   600     $   550    $  4,191
  Others                                         2,634             354           200         550       3,738
                                               -------         -------       -------     -------    --------
Total Equity                                   $ 5,364         $   665       $   800     $ 1,100    $  7,929
                                               =======         =======       =======     =======    ========

                                            ---------------------------------------------------------------------
                                                                Valley                     Aliso
                                             GLN Capital     Convalescent    AV Medical   Partners         Total
                                            ---------------------------------------------------------------------
Operations:
-----------
  Revenues                                     $ 4,179           $ 142        $  ---        $  ---        $ 4,321
  Expenses                                      (1,872)           (120)                                    (1,992)
                                               -------           -----        ------        ------        -------
Net income                                     $ 2,307           $  22        $  ---        $  ---        $ 2,329
                                               =======           =====        ======        ======        =======

Allocation of net income:
-------------------------
  G&L Realty Partnership, L.P.                 $ 1,184           $  11        $  ---        $  ---        $ 1,195
  Others                                         1,123              11                                      1,134
                                               -------           -----        ------        ------        -------
                                               $ 2,307           $  22        $  ---        $  ---        $ 2,329
                                               =======           =====        ======        ======        =======

9.  Marketable Securities

    Marketable securities consist of the following:

                                                                      December 31,
                                                                 1998              1997
                                                               --------------------------
                                                                    (in thousands)
              PHP Healthcare Corporation subordinated
               debentures, $2,800,000 face value,
               interest at 6.50%, due December 15,
               2002, at cost                                   $ 1,154           $    ---
              Accrued interest                                      58                ---
              Amortized discount                                   152                ---
                                                               -------           --------
                                                                 1,364                ---
              Less reserve for uncollectible amounts            (1,364)               ---
                                                               -------           --------
              Total                                            $   ---           $    ---
                                                               =======           ========

        See Footnote 15 for additional discussion of marketable securities.

10.  Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following:

                                                                        December 31,
                                                                   1998              1997
                                                                  ------------------------
                                                                       (in thousands)
              Deferred financing costs                            $2,558            $1,669
              Leasing commissions                                  1,272               581
              Prepaid expense and other assets                       527               273
                                                                  ------            ------
                                                                   4,357             2,523
              Less accumulated amortization                         (715)             (388)
                                                                  ------            ------
              Total                                               $3,642            $2,135
                                                                  ======            ======

11.  Notes Payable

     Notes payable consist of the following:

                                                                                          December 31,
                                                                                    1998               1997
                                                                                  ---------------------------
                                                                                         (in thousands)
$9,000,000 Note due May 31, 1999, collateralized by deed of trust, interest payable monthly at 30-day LIBOR plus 1.50% per annum, note requires monthly principle payments of $35,000 plus semiannual payments equal to excess cash
 flow, as defined in the loan extension agreement..............................   $    ---            $ 7,650
$7,831,000 Note due April 1, 2008 collateralized by deed of trust, monthly
 payments of $56,000 of principal and interest, interest at 7.05% per annum.         7,766                ---
$7,500,000 Note due  January 10, 2009, collateralized by deed of trust, monthly payments of $50,000 of principal and interest, interest at 6.90% per
 annum.                                                                              7,500                ---
$8,500,000 Note due July 1, 2001, collateralized by deed of trust, interest payable monthly at 30-day LIBOR plus 2.35% until July 1, 1999; beginning July
 1, 1999, monthly payments of $65,708 of principal and interest................      8,500                ---
$4,600,000 Unsecured credit line due August 31, 2000, interest payable monthly
 at LIBOR plus 2.25% per annum.                                                      4,600                ---
$8,100,000 Note due April 1, 2008, collateralized by deed of trust, monthly
 payments of $58,000 of principal and interest, interest at 7.05% per annum.         8,032                ---
$2,475,000 Note due September 1, 2008 collateralized by deed of trust, monthly
 payments of $18,000 of principal and interest, interest at 7.49% per annum.         2,466                ---
$3,267,000 Note due April 1, 2008 collateralized by deed of trust, monthly
 payments of $23,000 of principal and interest, interest at 7.05% per annum.         3,240                ---
$5,225,000 Note due January 1, 2019 collateralized by deed of trust, monthly
 payments of $38,209 of principal and interest, interest at 6.75% per annum.         5,225                ---
$1,333,125 Note due April 1, 2008 collateralized by deed of trust, monthly
 payments of $9,554 of principal and interest, interest at 7.05% per annum.          1,322                ---
$35,000,000 Note due August 11, 2006, collateralized by deed of trust, monthly
 payments of $282,000 of principal and interest, interest at 8.515% per annum.      34,092             34,516
$30,000,000 Note due August 11, 2005, collateralized by deed of trust, monthly
 payments of $229,000 of principal and interest, interest at 7.89% per annum...     28,669             29,109
$16,000,000 Note due March 11, 2014, collateralized by deed of trust, monthly
 payments of $155,000 of principal and interest, interest at 8.98% per annum...     15,468             15,897
$14,000,000 Note due November 11, 2009, collateralized by deed of trust with interest only payable monthly at the rate of 8.62% per annum.  The Company has the option to draw an additional $8.0 million, up to a maximum loan amount of $14.0 million during the first two years of the note.  The interest rate on the additional loan draws will bear interest at the ten-year treasury
 rate plus 2.5%.   After the initial two year period, the loan terms will be
 amended to require principal and interest payments based upon a 27-year amortization period.  The interest rate will be a weighted average based upon the rate set at the time of each of the loan draws.  Currently, interest is
 payable at a rate of $44,000 per month........................................      6,000              6,000
$2,000,000 Unsecured note due July 31, 2007, quarterly payments of $43,000
 interest only (based upon an interest rate of 8.5% per annum).................      2,000              2,000
                                                                                  --------            -------
Total..........................................................................   $134,880            $95,172
                                                                                  ========            =======

   As of December 31, 1998, 30-day LIBOR was 5.064%.

   Aggregate future principal payments as of December 31, 1998 are as follows:

     Year Ending December 31
     -----------------------
          (in thousands)
     1999.............................  $  2,026
     2000.............................     6,806
     2001.............................    10,620
     2002.............................     2,483
     2003.............................     2,698
     Thereafter.......................   110,247
                                        --------
      Total...........................  $134,880
                                        ========

   As of December 31, 1998, the Company had a $200,000 letter of credit outstanding in favor of a secured lender. The letter of credit is held as additional collateral for tenant security deposits outstanding in the event of a default on the secured loan.

   During 1998 and 1997, the Company capitalized interest relating to development projects, either directly owned by the Company or through joint ventures, of $545,000 and $84,000, respectively. The Company capitalized no interest in 1996.

12. Commitments and Contingencies

   Neither the Company, the Operating Partnership, the Financing Entities, the Subsidiaries, Maryland Gardens, the Roxbury Partnership, Valencia, Pacific Gardens, Hoquiam, Lyons, Coronado, the Unconsolidated Affiliates nor any of the assets within their portfolios of MOBs, parking facilities, and retail space (the "Properties") is currently a party to any material litigation.

13. Stockholders' Equity

  In May 1997, the Company issued 1,495,000 shares of the 10.25% Series A
Preferred Stock, from which it received net proceeds of $35.4 million.   In
November 1997, the Company issued 1,380,000 shares of 9.8% Series B Preferred
Stock and received net proceeds of $32.6 million.   The Company's preferred
stock has no stated maturity, is not subject to any sinking fund requirements and is not convertible into or exchangeable for any property or other securities of the Company. The Company, at its sole discretion, may call the Series A and Series B Preferred Stock at any time after June 1, 2001 and January 1, 2002, respectively. All classes of the Company's preferred stock have a par value of $0.01 and rank senior to the Company's common stock with respect to payment of dividends and upon liquidation. All classes of Preferred Stock are on parity with all other classes of the Company's Preferred Stock for payment of dividends and liquidation purposes. In the event of liquidation, or if the Company elects to call the Preferred Stock, holders of the Company's Preferred Stock are entitled to receive $25.00 per share plus any accrued and unpaid dividends, whether or not such dividends have been declared by the Company's Board of Directors. Holders of the Company's Series A Preferred Stock are entitled to receive monthly dividends at an annual rate of $2.56 per share. Series B Preferred Stockholders are entitled to receive monthly dividends at an annual rate of $2.45 per share.

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

   The following table reconciles distributions in excess of net income for the years ended December 31, 1998 and 1997:

                                                                   Year ended December 31,
                                                                   1998              1997
                                                                ---------------------------
                                                                       (in thousands)
               Distributions in excess of net income
                 at beginning of year                            $ (2,802)          $(1,303)
               Net income during the year                           4,343             6,561
               Distributions declared                             (13,735)           (8,060)
                                                                 --------           -------
               Distributions in excess of net income
                 at end of year                                  $(12,194)          $(2,802)
                                                                 ========           =======

   For years ended December 31, 1998 and 1997, cash distributed in the form of dividends to holders of the Company's Common Stock exceeded the Company's taxable income and is therefore considered to be a return of capital. In 1998, 18.55% of the Company's dividend was taxable as ordinary income and 81.45% was considered a return of capital to Common shareholders. For 1997, 30.83% of the dividend was taxable as ordinary income, 21.66% was capital gains, taxable at a maximum 28% federal tax rate, and the remaining 47.51% represented a return of capital. Dividends paid to holders of the Company's Preferred Stock are fully taxable as ordinary income.

   Earnings per share-- Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year. Fully diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. In 1998, the incremental shares that would have been outstanding upon the assumed exercise of stock options would have been anti-dilutive and, therefore, were not considered in the computation of fully diluted earnings per share. The following table reconciles the numerator and denominator of the basic and fully diluted per-share computations for net income for the years ended December 31, 1998, 1997 and 1996:

                                                                   Year ended December 31,
                                                              1998            1997          1996
                                                            -------------------------------------
                                                                      (in thousands)
             Numerator:
             ----------
               Net income                                   $ 4,343         $ 6,561        $9,701
               Preferred stock dividends                     (7,212)         (2,875)
                                                            -------         -------        ------
               Net (loss) income available to
                 common stockholders                        $(2,869)        $ 3,686        $9,701
                                                            =======         =======        ======
             Denominator:
             ------------
               Weighted average shares - basic                4,092           4,049         4,063
               Dilutive effect of stock options                  43              80           109
                                                            -------         -------        ------
               Weighted average shares - fully
                 diluted                                      4,135           4,129         4,172
                                                            =======         =======        ======
             Per share:
             ----------
               Basic                                        $ (0.70)        $  0.91        $ 2.39
               Dilutive effect of stock options                 ---           (0.02)        (0.06)
                                                            -------         -------        ------
               Fully diluted                                $ (0.70)        $  0.89        $ 2.33
                                                            =======         =======        ======

  The Company declared a quarterly distribution for the first quarter of 1999 in the amount of $0.39 per Common share to be paid on April 15, 1999 to holders of the Company's Common Stock on March 31, 1999. This quarterly dividend is equal to an annualized distribution of $1.56 per share.

14. Stock Incentive Plan

  As of December 31, 1998, the Company had a stock incentive plan under which an aggregate of 505,500 shares of the Company's Common Stock are reserved for issuance. Options are granted at per share amounts not less than fair market value at the date of grant and expire ten years thereafter. Granted options vest in even increments over a two or three year period beginning one year from the grant date. The Company does not charge the estimated compensation cost of options granted against income. Compensation cost is estimated to be the fair value of all options granted based on the Binary option-pricing model. Based upon the closing stock price at the end of the year, the costs associated with options granted in each of the years ending December 31, 1998, 1997, and 1996 are $77,000, $143,000, and $124,000, respectively. If the compensation costs had been charged against income at the time of vesting, adjusted for shares exercised and canceled during the period, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           Year Ended December 31,
                                                  1998              1997             1996
                                                ------------------------------------------
                                                  (in thousands, except per share amounts)
         Net Income:
           As reported                           $4,343            $6,561           $9,701
           Pro forma                             $4,266            $6,418           $9,577

         Earnings per share:
           As reported:
             Basic                               $(0.70)           $ 0.91           $ 2.39
             Fully diluted                       $(0.70)           $ 0.89           $ 2.33

           Pro forma:
             Basic                               $(0.72)           $ 0.87           $ 2.36
             Fully diluted                       $(0.72)           $ 0.86           $ 2.30

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

  A summary of the status of the Company's stock incentive plan as of December 31, 1998, 1997, 1996, and changes during the years ending on those dates is presented in the following table. The average price presented below represents the weighted average exercise price based upon the market value at the grant date.

                                               1998                        1997                         1996
                                      --------------------------   ------------------------   -------------------------
                                                     Average                     Average                      Average
                                        Shares        Price         Shares        Price         Shares         Price
                                      ---------------------------------------------------------------------------------
          Outstanding,
               Beginning of year         244,000        $14.25       367,000        $11.95        257,000        $10.10
            Granted                       49,000         17.34        60,000         18.75        143,000         15.00
            Exercised                    (27,000)        14.66      (134,000)         9.65         (1,000)         9.15
            Forfeited or canceled        (52,000)        16.09       (49,000)        15.00        (32,000)        10.70
                                      ----------        ------      --------        ------       ---------       ------
          Outstanding,
               end of year               214,000        $14.49       244,000        $14.25        367,000        $11.95
                                      ==========        ======       =======        ======       ========        ======
          Options exercisable
               at year-end               123,667        $12.34        57,000        $14.60         89,000        $10.80
          Weighted-average fair
               value of options
               granted during
               the year                    $2.44                       $2.25                        $2.50


  The following table summarizes information relating to the Company's stock incentive plan as of December 31, 1998:

                                  Options Outstanding
                          ---------------------------------
                                                Average
                                            Remaining life        Number
     Exercise Price         Number           (in months)      Exercisable
 ---------------------------------------------------------------------------
        $ 9.125              1,000                77             1,000
          9.625             72,000                84            72,000
         10.375              3,000                83             3,000
         12.917              2,000               120               ---
         13.099              1,000                20               ---
         13.625             22,000                88            14,667
         15.750              1,000                01               333
         16.750             22,000               101             7,333
         17.000             10,000                96             6,667
         17.375             20,000               111               ---
         17.500             11,000               113               ---
         17.563              5,000               112               ---
         17.625              9,000                60             9,000
         18.125              6,000               111               ---
         20.125             29,000               108             9,667
                        ----------                          ----------
                           214,000                             123,667
                        ==========                          ==========

  Fair value of the plan- The Company estimated the fair value of the options granted in 1998, 1997 and 1996 based on the following assumptions:

                                                  Year Ended December 31,
                                                1998       1997       1996
                                             ---------   --------  ---------
     Risk-free interest rate...............     5.01%       5.77%       6.43%
     Expected life of the option...........  3 years     3 years     3 years
     Expected volatility of stock..........    24.00%      21.00%      25.12%
     Expected dividends....................   $ 1.56      $ 1.56      $ 1.44

  The Company assumes that the equivalent risk-free interest rate is the closing market rate, on the last trading day of the year, for three-year treasury bills.

  The Company's stock incentive plan was introduced in conjunction with its initial public offering on December 16, 1993. Based upon the number of options exercised and cancelled since the inception of the plan, the Company assumes the estimated life of the outstanding option agreements, to be three years.

  The Company uses the treasury stock method for purposes of determining the number of shares to be issued to in conjunction with the Company's stock incentive plan. Based upon the number and amounts of vested and unvested options outstanding, the dilutive effect on the Company's outstanding shares for the years ended December 31, 1998, 1997 and 1996 is 43,000, 80,000 and 109,000
shares, respectively.

15. Concentration of Credit Risk

  The Company is subject to the all risks associated with leasing property, including but not limited to, the risk that upon the expiration of leases for space located in the Company's properties, the leases may not be renewed, the space may not be re-leased or the terms of renewal or re-leasing (including any cost of required renovations or concessions to tenants) may be less favorable than current lease terms. If the Company is unable to promptly re-lease or renew leases for a significant portion of its space or if the rental rates upon renewal or re-leasing are significantly lower than expected, the Company's earnings and the ability to make distributions to stockholders may be adversely affected. Most of the tenants in the Company's healthcare properties provide specialized health care services. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industry in which the tenants operate.

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

  A portion of the Company's assets are invested in debt instruments secured by long-term senior care or skilled nursing facilities. The ability of the facility owners to pay their obligations as they come due, as well as their ability to obtain other permanent financing through the sale of bonds or other forms of long-term financing is dependent upon their ability to attract patients who are able to pay for the services they require. These facilities have complex licensing requirements as do the professionals they employ. The majority of the services rendered are paid by various federal, state and local agencies. Each of these facilities function in a complex environment of changing government regulations which have a significant impact on economic viability.

  The Company leased the six New Jersey primary care facilities to one tenant, a subsidiary of PHP Healthcare Corporation, a NYSE listed company ("PHP"), the obligations of which were guaranteed by PHP. The annualized rent paid to the Company by the subsidiary of PHP was approximately $2.7 million or 10.8% of the $24.6 million in rental revenues recognized by the Company in 1998. In November 1998, PHP and the subsidiary filed Chapter 7 petitions under the U.S. Bankruptcy Code. The facilities were being operated by HIP of New Jersey, Inc. ("HIP"). HIP's operations were taken over by the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") on or about December 2, 1998. The State of New Jersey continued to occupy and lease the buildings through March 5, 1999. By the end of March 1999, the Commissioner had vacated the buildings. The Company holds a $2.0 million security deposit in the form of a $2.0 million note payable to PHP. The Company is actively seeking to re-lease the buildings. However, the financial position of the Company, and its ability to make expected distributions to shareholders, may be adversely affected if the Company is unable to re-lease the buildings in a timely manner.

  In conjunction with the Company's acquisition of the three nursing home properties in Massachusetts on October 28, 1997, the Company entered into a 15-year net operating lease with Iatros Health Network, Inc. ("Iatros"). During 1998, Iatros endured financial difficulties and was unable to meet its rental obligations in a timely manner. On October 8, 1998, Lenox Healthcare, Inc.
("Lenox") replaced Iatros as the operator of the nursing homes.   Although
Iatros was the operator of these Massachusetts nursing homes, the licenses necessary to operate the facilities are currently held by Hampden Nursing Homes, Inc., ("Hampden") the former owner. Iatros had applied for state authorization to operate the facilities without the participation of Hampden. In order for Lenox to operate the facilities, Lenox entered into a consulting services agreement with Iatros for an initial term expiring on March 31, 1999. The Company and Lenox are currently negotiating an extension until December 31, 1999. Lenox has applied for state authorization to operate the facilities. Until such time as Lenox receives its licenses, the Company has leased the facilities to Hampden. The lease between the Company and Hampden requires monthly payments of $225,000 net of property taxes, insurance and costs to maintain the facilities and will expire upon transfer of the lease to Lenox. The consulting services agreement between the Company and Lenox requires annual net rental payments of $2.7 million to be paid in arrears in twelve equal monthly installments. Rents from the three Massachusetts nursing homes represent approximately 11.0% of the $24.6 million in rental revenues recognized by the Company in 1998. The Company believes that Lenox will receive approval for operating licenses in a timely manner. Not withstanding management's belief, however, there can be no assurances that Lenox will receive the licenses. The Company's management also believes that the current management of Lenox is experienced and that Lenox will be able to pay the lease obligations under the lease as they become due; however, the financial position of the Company, and its ability to make expected distributions to shareholders, may be adversely affected in the event that Lenox experiences financial difficulties or if Lenox fails to secure the appropriate licenses to operate the facilities.

  In addition to the nursing homes in Massachusetts, the Company owns other senior care facilities that it leases to operators. In the event that the operators of these facilities are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired. If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions may be adversely affected.


16. Segment Information

  The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties.
Investments in healthcare property consists of acquisitions, made either directly or indirectly through joint ventures, in MOBs or Senior Care Facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions either directly or through GLN, an unconsolidated operating venture with Nomura Asset Capital Corporation. The following table reconciles the Company's income and expense activity for the year ending December 31, 1998 and balance sheet data as of December 31, 1998.

             1998 Reconciliation of Reportable Segment Information

                                                  Property         Debt
                                                Investments    Obligations      Other     Total
                                                -------------------------------------------------
                                                            (Amounts in thousands)
Revenue:
  Rents, tenant reimbursements and parking.....   $26,921                                 $26,921
  Interest, loan fees and related revenues.....       523         $3,002      $    992      4,517
  Other........................................       250                            4        254
                                                  -------         ------      --------    -------
     Total revenues............................    27,694          3,002           996     31,692
                                                  -------         ------      --------    -------
Expenses:
  Property operations..........................     6,171                                   6,171
  Depreciation and amortization................     4,229                          368      4,597
  Interest.....................................                                  8,683      8,683
  General and administrative...................                                  2,554      2,554
  Reserves.....................................     1,447          2,792         1,364      5,603
                                                  -------         ------      --------    -------
     Total expenses............................    11,847          2,792        12,969     27,608
                                                  -------         ------      --------    -------
Income (loss) from operations before
  minority interests...........................   $15,847         $  210      $(11,973)   $ 4,084
                                                  =======         ======      ========    =======

                                                     Property         Debt
                                                   Investments    Obligations       Other          Total
                                                   -------------------------------------------------------
                                                                 (Amounts in thousands)
     Rental properties...........................   $186,751                                     $186,751
     Mortgage loans and bonds receivable, net....                   $12,101                        12,101
     Other Assets................................     16,185            766        $3,696          20,647
                                                    --------        -------        ------        --------
         Total assets............................   $202,936        $12,867        $3,696        $219,499
                                                    ========        =======        ======        ========
     Other Assets:
       Cash and cash equivalents.................                                  $1,379        $  1,379
       Restricted cash...........................   $  4,007                                        4,007
       Tenant rent and reimbursements
        receivable, net..........................      2,050                                        2,050

       Unbilled rent receivable, net.............      1,892                                        1,892
       Other receivables, net....................        121                           87             208
       Investment in unconsolidated affiliates...      6,703        $   766                         7,469
       Investment in marketable securities, net..                                     ---             ---
       Deferred financing costs, net.............                                   2,179           2,179
       Deferred lease costs, net.................        937                                          937
       Prepaid expense and other.................        475                           51             526
                                                    --------        -------        ------        --------
         Total  other  assets....................   $ 16,185        $   766        $3,696        $ 20,647
                                                    ========        =======        ======        ========
     Capital Expenditures
     --------------------
       Purchases of real estate assets...........   $ 37,790                                     $ 37,790
       Additions to rental properties............      1,559                       $  140           1,699
                                                    --------                       ------        --------
         Total capital expenditures..............   $ 39,349                       $  140        $ 39,489
                                                    ========                       ======        ========

  The following table reconciles the Company's income and expense activity for the year ending December 31, 1997 and balance sheet data as of December 31, 1997.

             1997 Reconciliation of Reportable Segment Information

                                                    Property         Debt
                                                  Investments    Obligations       Other           Total
                                                  ----------------------------------------------------------
                                                                  (Amounts in thousands)
   Revenue:
     Rents, tenant reimbursements and parking...    $ 22,453                                      $ 22,453
     Interest, loan fees and related revenues...         161        $ 3,999      $    162            4,322
     Other......................................         240                           34              274
                                                    --------        -------      --------         --------
       Total revenues...........................      22,854          3,999           196           27,049
                                                    --------        -------      --------         --------
   Expenses:
     Property operations........................       6,043            237                          6,280
     Depreciation and amortization..............       3,443                          127            3,570
     Interest...................................                                    9,088            9,088
     General and administrative.................                                    2,044            2,044
                                                    --------        -------      --------         --------
       Total expenses...........................       9,486            237        11,259           20,982
                                                    --------        -------      --------         --------
   Income (loss) from operations before
    minority interests..........................    $ 13,368        $ 3,762      $(11,063)        $  6,067
                                                    ========        =======      ========         ========

   Rental properties............................    $139,082                                      $139,082
   Mortgage loans and bonds receivable, net.....                    $14,098                         14,098
   Other Assets.................................      13,073          8,006      $ 15,121           36,200
                                                    --------        -------      --------         --------
     Total assets...............................    $152,155        $22,104      $ 15,121         $189,380
                                                    ========        =======      ========         ========

                                                    Property         Debt
                                                  Investments    Obligations       Other          Total
                                                  ---------------------------------------------------------
                                                                  (Amounts in thousands)
   Other Assets:
     Cash and cash equivalents....................                                $13,609         $13,609
     Restricted cash..............................   $ 3,050         $4,695                         7,745
     Tenant rent and reimbursements
     receivable, net..............................     1,333                                        1,333
     Unbilled rent receivable, net................     1,815                                        1,815
     Other receivables, net.......................       417            516            39             972
     Investment in unconsolidated affiliates......     5,797          2,794                         8,591
     Deferred financing costs, net................                                  1,452           1,452
     Deferred lease costs, net....................       410                                          410
     Prepaid expense and other....................       251              1            21             273
                                                     -------         ------       -------         -------
       Total  other  assets.......................   $13,073         $8,006       $15,121         $36,200
                                                     =======         ======       =======         =======

   Capital Expenditures
   --------------------
     Purchases of real estate assets..............   $26,440                                      $26,440
     Additions to rental properties...............       958                      $    29             987
                                                     -------                      -------         -------
       Total capital expenditures.................   $27,398                      $    29         $27,427
                                                     =======                      =======         =======

  The following table reconciles the Company's income and expense activity for the year ending December 31, 1996.

             1996 Reconciliation of Reportable Segment Information

                                                     Property         Debt
                                                   Investments    Obligations       Other           Total
                                                   ----------------------------------------------------------
                                                                     (Amounts in thousands)
   Revenue:
     Rents, tenant reimbursements and parking.....   $17,775                                       $17,775
     Interest, loan fees and related revenues.....        74         $6,594      $     44            6,712
     Other........................................       411                          138              549
                                                     -------         ------      --------          -------
       Total revenues.............................    18,260          6,594           182           25,036
                                                     -------         ------      --------          -------
   Expenses:
     Property operations..........................     5,578            118                          5,696
     Depreciation and amortization................     2,726                           47            2,773
     Interest.....................................                                  9,322            9,322
     General and administrative...................                                  1,787            1,787
     Loss on disposition of real estate...........     4,874                                         4,874
                                                     -------         ------      --------          -------
       Total expenses.............................    13,178            118        11,156           24,452
                                                     -------         ------      --------          -------
     Income (loss) from operations before
      minority interests..........................   $ 5,082         $6,476      $(10,974)         $   584
                                                     =======         ======      ========          =======

17. Loss on Disposition of Real Property and Extraordinary Gain

  In May 1996, the Company transferred ownership of the property located at 436 North Bedford Drive in Beverly Hills, California (the "Bedford Property") to the holder of the $28.5 million non-recourse loan in satisfaction of the debt (the

"deed-in-lieu transaction"). In August, the Medical Partnership reacquired the Bedford Property for approximately $18.1 million which was funded by a $15.2 million loan from Nomura and $2.9 million in cash.

  As a result of the deed-in-lieu transaction, the Company recorded a $4,874,000 loss on disposition of the property (the difference between book value and market value) and a $10.5 million extraordinary gain from retirement of the related $28.5 million loan.

  During 1996, the Company refinanced three properties and obtained a new $19.8 million loan from Nomura. The properties, pledged as collateral for the new loan, were subsequently transferred to the Medical Partnership along with the related $19.8 million loan. In conjunction with the refinancing transaction, the Company negotiated a $350,000 discount on one note, and incurred other costs and prepayment penalties totaling $484,000. In conjunction with the $19.8 million refinancing, the Company incurred a net extraordinary loss of $134,000. The net extraordinary gain was adjusted to $9.3 million to reflect the portion of the gain attributable to the minority interest.


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

  In March 1997, the Company sold the Bonds to GLN, a joint venture between the Company and Nomura Asset Capital Corporation ("Nomura"), for total consideration of $21.7 million. The Bonds, which had a book value of $20.7 million, had a combined outstanding balance of $27.7 million, including principal and accrued interest at the time of the sale. The Bonds were sold for $7.7 million and an assumption of $14.0 million in indebtedness owed to GMAC Commercial Mortgage Corporation ("GMAC-CM"). The $7.7 million amount consisted of a cash payment of $4.5 million and $3.2 million which was deemed a capital contribution to GLN.
In June 1997, the Company loaned $14.0 million to GLN, which was used by GLN to retire the $14.0 million loan due to GMAC-CM.

  The Operating Partnership's gain on sale of the Bonds to GLN was approximately $1.0 million, of which the Operating Partnership recognized approximately $500,000 during the first quarter of 1997 and deferred recognition of the remaining $500,000.

  In October 1997, the Company acquired the three Massachusetts nursing homes from Hampden for a total aggregate consideration of approximately $20.0 million. Of this amount, the Company borrowed $6.0 million from Nomura at an interest rate of 8.62% per annum. The Massachusetts nursing homes were pledged as security for the repayment of this loan.

  On June 14, 1996, the Company and 445 Bedford, LLC, a California limited liability company ("445 LLC"), acquired undivided tenant-in-common interests in a hospital facility, two MOBs and a parcel of vacant land in Tustin, California (the "Tustin Properties"). The Tustin Properties were acquired for a sum of $4.6 million, of which $1.4 million was contributed in cash by 445 LLC. Daniel
M. Gottlieb and Steven D. Lebowitz, both directors and officers of the Company, and Reese L. Milner II, a director of G&L Realty, have financial interests in 445 LLC.

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

  On June 30, 1998, Pacific Gardens, a joint venture between the Company and American Senior Care, Inc., purchased a 92-unit senior care facility located in Santa Monica, California. Upon acquisition, this facility was leased to Pacific Corp., an unconsolidated joint venture of the Company's in which the Company owns 93% of the equity in the form of non-voting preferred stock. During 1998, Pacific Gardens Corp. made lease payments of $420,000 to the Company.

  During 1998, the Company owned 50% of the equity in AV Medical, LLC ("AV Medical") and G&L/M&Z Aliso Partners ("G&L/M&Z"), unconsolidated joint ventures formed in 1997 with M&Z Aliso Associates, LLC ("M&Z") for the purposes of buying undeveloped parcels of land in Aliso Viejo and building a 33,000 square foot MOB and a retail complex, respectively. In December 1998, the Company exchanged its 50% interest in G&L/M&Z Aliso Partners for M&Z's 50% interest in AV Medical, LLC. This transaction was treated as a non-taxable exchange of like-kind real estate assets under Section 1031 of the Code. As part of the exchange, M&Z paid the Company $295,000 in accrued distributions and accrued interest due on loans made by the Company to AV Medical and G&L/M&Z and signed a $44,000 promissory note due on June 30, 1999 for the remaining balance owed. Upon closing the exchange, AV Medical was dissolved and the property previously owned by AV Medical was owned 100% by the Operating Partnership.

     On December 31, 1998, the Company acquired a 40,000 square foot office and retail complex located in Coronado, California. The property was acquired from a limited liability company (the "LLC") owned by Daniel M. Gottlieb and Steven
D. Lebowitz, both directors and officers of the Company, who held interests in the LLC of 30% and 70%, respectively. The property was acquired for an aggregate purchase price of $9.5 million. The Company assumed $7.5 million in long-term debt and issued 134,499 Partnership Units valued at $2,000,000. These new units were issued at an effective rate of $14.87 per unit, a 15.5% premium over the $12.875 closing price of the Company's stock on December 31, 1998, the closing date of the transaction, effectively reducing the number of units issued to Messrs. Gottlieb and Lebowitz. In connection with the purchase of the property, G&L Coronado Managers Corp. ("Coronado Corp."), an entity owned 30% and 70% by Messrs. Gottlieb and Lebowitz, respectively, signed a lease (the "Master Lease Agreement") for the entire third floor of the building with the
Company.   Under the terms of the Master Lease Agreement, Coronado Corp. will operate the Executive Suites located on the third floor of the building on behalf of the Company for lease payments of $19,000 per month until November 30, 2010.


19. Unaudited Consolidated Quarterly Information

     Unaudited consolidated quarterly financial information for the periods as follows:

                                                                  1998 Fiscal Quarter
                                                      ---------------------------------------------
                                                      1/st/        2/nd/        3/rd/        4/th/
                                                      ------       ------       ------      -------
                                                         (In thousands, except per share amounts)
      Revenue:
        Rental.................................       $5,882       $6,113       $6,386      $ 6,258
        Tenant reimbursements..................          129          209          219          224
        Parking................................          359          374          378          390
        Interest, loan fees and other..........        1,056        1,267        1,095        1,099
        Other..................................           58          113           33           50
                                                      ------       ------       ------      -------
          Total revenues.......................        7,484        8,076        8,111        8,021
                                                      ------       ------       ------      -------
      Expenses:
        Property operations....................        1,411        1,506        1,628        1,626
        Depreciation and amortization..........        1,060        1,083        1,213        1,241
        Interest...............................        1,916        2,093        2,210        2,464
        General and administrative.............          689          734          545          586
        Provision for doubtful accounts, notes
         and bonds receivable..................          ---          ---          ---        5,603
                                                      ------       ------       ------      -------
          Total expenses.......................        5,076        5,416        5,596       11,520
                                                      ------       ------       ------      -------
        Income from operations before minority
        interests..............................        2,408        2,660        2,515       (3,499)
        Equity in earnings of unconsolidated
        affiliates.............................           52          101           43         (116)
        Minority interest in consolidated
        affiliates.............................          (46)         (69)         (46)         (64)
        Minority interest in Operating
         Partnership...........................          (48)         (95)         (78)         625
                                                      ------       ------       ------      -------
        Net income (loss)......................       $2,366       $2,597       $2,434      $(3,054)
                                                      ======       ======       ======      =======
      Per share data:
        Basic..................................       $ 0.14       $ 0.19       $ 0.15      $ (1.21)
        Fully Diluted..........................       $ 0.13       $ 0.19       $ 0.15      $ (1.21)
      Weighted average shares outstanding:
        Basic..................................        4,129        4,122        4,090        4,030
        Fully Diluted..........................        4,174        4,163        4,125        4,053

                                                                 1997 Fiscal Quarter
                                                    ---------------------------------------------
                                                    1/st/        2/nd/        3/rd/        4/th/
                                                    ------       ------       ------      -------
                                                      (In thousands, except per share amounts)
      Revenue:
        Rental.................................      $4,510       $4,903       $5,201       $5,693
        Tenant reimbursements..................         249          146          189          123
        Parking................................         360          358          330          391
        Interest, loan fees and other..........       1,575          810        1,059          878
        Other..................................         109           29           84           52
                                                     ------       ------       ------       ------
          Total revenues.......................       6,803        6,246        6,863        7,137
                                                     ------       ------       ------       ------
      Expenses:
        Property operations....................       1,666        1,501        1,490        1,623
        Depreciation and amortization..........         785          830          890        1,065
        Interest...............................       2,635        2,442        2,115        1,896
        General and administrative.............         477          529          502          536
                                                     ------       ------       ------       ------
          Total expenses.......................       5,563        5,302        4,997        5,120
                                                     ------       ------       ------       ------
        Income from operations before minority
         interests.............................       1,240          944        1,866        2,017
        Equity in earnings of unconsolidated
         affiliates............................          52          520          294          329
        Minority interest in consolidated
         affiliates............................         (49)         (46)         (40)         (21)
        Minority interest in Operating
         Partnership...........................        (136)        (136)        (129)        (144)
                                                     ------       ------       ------       ------
        Net income.............................      $1,107       $1,282       $1,991       $2,181
                                                     ======       ======       ======       ======
      Per share data:
        Basic..................................      $ 0.27       $ 0.19       $ 0.26       $ 0.19
        Fully Diluted..........................      $ 0.27       $ 0.19       $ 0.25       $ 0.18

      Weighted average shares outstanding:
        Basic..................................       4,063        4,006        4,006        4,120
        Fully Diluted..........................       4,175        4,102        4,128        4,111

20. SCHEDULE OF CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1998. (In Thousands).

                                                                 Cost Capitalized
                                              Initial Cost           Subsequent             Gross amount at which carried
                                               to Company          to Acquisition           at close of Period (See Note G)
                                          --------------------  --------------------  ------------------------------------------

                           Encumbrances           Building and          Building and          Building and          Accumulated
      Description          (See Notes)      Land  Improvements   Land   Improvement     Land  Improvements   Total  Depreciation
-------------------------  ------------   ------- ------------  ------  ------------  ------- ------------ -------- ------------
Medical Office Buildings
California Properties:
----------------------
405 North Bedford Drive    (See Note A)   $ 2,186     $  4,076    $452       $ 9,691  $ 2,638     $ 13,767 $ 16,405      $ 3,612
415 North Bedford Drive    (See Note A)       292          573    ---            591      292        1,164    1,456          521
416 North Bedford Drive    (See Note A)       427          247    ---          2,386      427        2,633    3,060          892
435 North Bedford Drive    (See Note A)     1,144        2,853    ---          2,559    1,144        5,412    6,556        2,466
435 North Roxbury Drive    $     7,766        162          390      39         2,462      201        2,852    3,053        1,107
436 North Bedford Drive    (See Note B)     2,675       15,317    ---            327    2,675       15,644   18,319          987
439 North Bedford Drive           ---        ---           109    ---            444     ---           553      553          217
Holy Cross Medical Plaza         8,032      2,556       10,256    ---            979    2,556       11,235   13,791        1,733
St. Joseph's Professional
 Building.                       3,240      1,300        3,936    ---            146    1,300        4,082    5,382          555
Sherman Oaks Medical
 Plaza                     (See Note B)     1,454        8,278    ---          1,927    1,454       10,205   11,659        1,739
Regents Medical Center     (See Note B)     1,470        8,390    ---          1,198    1,470        9,588   11,058        1,481
Cigna HealthCare Bldg.     (See Note B)     1,260        7,282    ---             48    1,260        7,330    8,590          805
1095 Irvine Boulevard            1,322        474          663    ---            453      474        1,116    1,591          204
14662 Newport Avenue                          645        1,900    ---             57      645        1,957    2,602          121
14591 Newport Avenue                          160           36    ---             62      160           98      258            6
14642 Newport Avenue                          400        1,033    ---            408      400        1,441    1,841          151
1101 Sycamore Avenue                          280                    8                    288         ---       288         ---
15225 Aliso Creek Road                        585                 ---          1,225      585        1,225    1,810            6
23861 McBean Parkway                         ---         4,164    ---            371     ---         4,535    4,535           89
24355 Lyons Avenue               5,225        623        6,752    ---                     623        6,752    7,375            7
1330 Orange Avenue               7,500        809        8,753    ---                     809        8,753    9,562         ---
5 Journey Road                                822                 ---                     822         ---       822         ---
26671 Aliso Creek Road                      1,751                 ---                   1,751         ---     1,751         ---
4792 Lakeview Avenue                          947                 ---                     947         ---       947         ---

New Jersey Properties:
----------------------
2103 Mt. Holly Road        (See Note C)       775        2,904    ---              3      775        2,907    3,682          137
150 Century Parkway        (See Note C)       600        2,708    ---              3      600        2,711    3,311          130
274 Highway 35, South             ---       1,200        2,867    ---              3    1,200        2,870    4,070          138
80 Eisenhower Drive        (See Note C)       975        2,591    ---              3      975        2,594    3,569          127
16 Commerce Drive          (See Note C)     1,240        2,932    ---           ---     1,240        2,932    4,172          122
4622 Black Horse Pike      (See Note C)       850        2,849    ---           ---       850        2,849    3,699          118

Senior Care Facilities
Arizona Properties:
-------------------
31 West Maryland Avenue                       800        3,847    ---             54      800        3,901    4,701          202
39 West Maryland Avenue                       172          835    ---             24      172          859    1,031           15

California Properties:
----------------------
1437 Seventh Street               8,500     2,357        8,427    ---            428    2,357        8,855   11,212          118

Massachusetts Properties:
-------------------------
42 Prospect Avenue          (See Note D)    1,048        4,609    ---              1    1,048        4,610    5,658          233
32 Chestnut Street          (See Note D)    1,319        9,307    ---              6    1,319        9,313   10,632          256
34 Main Street              (See Note D)      702         3,04    ---           ---       702        3,040    3,742          152

Washington Properties:
----------------------
3035 Cherry Street                2,466       100        3,216    ---             25      100        3,241    3,341           46
                           ------------   ------- ------------  ------  ------------  ------- ------------ -------- ------------
        Total............      $ 44,051   $34,560     $135,140    $499        25,884  $35,059     $161,024 $196,083      $18,493
                           ============   ======= ============  ======  ============  ======= ============ ======== ============
Realty Financing Partnership
 (See Note A)                    28,669
Medical Partnership (See
 Note B)                         34,092
GL/PHP, LLC (See Note C)         15,468
G&L Hampden, LLC
 (See Note D)                     6,000
Per Above                        44,051
                           ------------
Total encumbrances             $128,280
                           ============

                                                        Date of
                                      Acquisition    Construction or
       Description                        Date       Rehabilitation
-------------------------             -----------    ---------------
Medical Office Buildings
California Properties:
----------------------
405 North Bedford Drive                  1993             1947/1987
415 North Bedford Drive                  1993                  1955
416 North Bedford Drive                  1993             1946/1986
435 North Bedford Drive                  1993        1950/1963/1984
435 North Roxbury Drive                  1993             1956/1983
436 North Bedford Drive                  1990                  1980
439 North Bedford Drive                  1993             1956/1983
Holy Cross Medical Plaza                 1994                  1985
St. Joseph's Professional
 Building.                               1993                  1987
Sherman Oaks Medical
 Plaza                                   1994             1969/1993
Regents Medical Center                   1994                  1989
Cigna HealthCare Bldg.                   1994                  1992
1095 Irvine Boulevard                    1994             1994/1995
14662 Newport Avenue                     1996             1969/1974
14591 Newport Avenue                     1996                  1969
14642 Newport Avenue                     1996                  1985
1101 Sycamore Avenue                     1996                   N/A
15225 Aliso Creek Road                   1997                  1998
23861 McBean Parkway                     1998                  1981
24355 Lyons Avenue                       1998                  1990
1330 Orange Avenue                       1998             1977/1985
5 Journey Road                           1998             1998/1999
26671 Aliso Creek Road                   1997             1998/1999
4792 Lakeview Avenue                     1998                   N/A

New Jersey Properties:
----------------------
2103 Mt. Holly Road                      1997                  1994
150 Century Parkway                      1997                  1995
274 Highway 35, South                    1997                  1995
80 Eisenhower Drive                      1997                  1994
16 Commerce Drive                        1997                  1963
4622 Black Horse Pike                    1997                  1994

Senior Care Facilities
Arizona Properties:
-------------------
31 West Maryland Avenue                  1997             1951-1957
39 West Maryland Avenue                  1998                  1968

California Properties:
----------------------
1437 Seventh Street                      1998                  1990

Massachusetts Properties:
-------------------------
42 Prospect Avenue                       1997         1957/65/78/85
32 Chestnut Street                       1997                  1985
34 Main Street                           1997             1965/1985

Washington Properties:
----------------------
3035 Cherry Street                       1998                  1954

The changes in total real estate assets and accumulated depreciation for the years ended December 31 are as follows:

                                    Total Real Estate Assets                                        Accumulated Depreciation
                               ---------------------------------                                -------------------------------
                                 1998        1997         1996                                    1998       1997        1996
                               ---------------------------------                                -------------------------------
                                        (in thousands)                                                  (in thousands)
Balance at beginning of year   $151,214    $103,481     $103,351      Balance at beg. of year   $13,808    $10,500     $11,450
Improvements and acquisitions    44,869      47,963       24,257      Depreciation                4,685      3,343       2,606
Dispositions                       ---         (230)     (24,127)     Dispositions                  ---        (35)     (3,556)
                               --------    --------     --------                                -------    -------     -------
Balance at end of year         $196,083    $151,214     $103,481      Balance at end of year    $18,493    $13,808     $10,500
                               ========    ========     ========                                =======    =======     =======

_______________________
Note A: The Realty Financing Partnership owns the following properties which are security for a blanket first trust deed: 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford.
Note B: The Medical Partnership owns the following properties, which are each security for a blanket first trust deed: Sherman Oaks Medical Plaza, Cigna HealthCare Building, Regents Medical Center and 436 North Bedford Drive.
Note C: GL/PHP, LLC owns the following properties which are security for a blanket first trust deed: 2103 Mt. Holly Road, 150 Century Parkway, 274 Highway 35, South, 80 Eisenhower Drive, 16 Commerce Drive, and 4622 Black Horse Pike.
Note D: G&L Hampden, LLC owns the following properties, which are security for a first trust deed: 42 Prospect Avenue, 32 Chestnut Street, and 34 Main Street.
Note E: The aggregate costs for Federal income tax purposes were $220,736,000 as of December 31, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              G&L REALTY CORP.


Date:  April 9, 1999                By:      /s/ David Hamer
                                       ---------------------------
                                         David Hamer
                                         Controller and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Title                    Date
          ---------                         -----                    ----

   /s/ Daniel M. Gottlieb        Chief Executive Officer,        April 9, 1999
------------------------------   Co-Chairman of the Board and
   Daniel M. Gottlieb            Director (Principal Executive
                                 Officer)

   /s/ Steven D. Lebowitz        President, Co-Chairman of the   April 9, 1999
------------------------------   Board and Director
   Steven D. Lebowitz

   /s/ Richard L. Lesher         Director                        April 9, 1999
------------------------------
   Richard L. Lesher

   /s/ Leslie D. Michelson       Director                        April 9, 1999
------------------------------
   Leslie D. Michelson

   /s/ Reese L. Milner II        Director                        April 9, 1999
------------------------------
   Reese L. Milner II

   /s/ Charles P. Reilly         Director                        April 9, 1999
------------------------------
   Charles P. Reilly

   /s/ S. Craig Tompkins         Director                        April 9, 1999
------------------------------
   S. Craig Tompkins