Form 10-K/A
period 1998-12-31
G&L REALTY CORP
filed 1999-04-30
CIK 912240

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 _____________
                                  FORM 10-K/A

(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                      OR

[_]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the transaction period from _______ to _______

                         Commission file number 1-12566
                            _______________________

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

                            _______________________

          Securities registered pursuant to Section 12(b) of the Act:



                                                    Name of each exchange
          Title of each class                        on which registered
         ---------------------                      ---------------------
      Common Stock, $.01 par value                 New York Stock Exchange
Series A Preferred Stock, $.01 par value           New York Stock Exchange
Series B Preferred Stock, $.01 par value           New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

   This Annual Report on Form 10-K/A is being filed by G & L Realty Corp. (the "Company") to amend Part III, Items 10 through 13 of the Company's Annual Report on Form 10-K filed on April 9, 1999.


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the directors, based on information furnished to the Company by each such director.



                                                                                                Director
           Name                 Age                       Position                               Since
           ----                 ---                       --------                              -------
Daniel M. Gottlieb              58         Chief Executive Officer, Co-Chairman of the           1993
                                              Board and Director
Steven D. Lebowitz              58         President, Co-Chairman of the Board and               1993
                                              Director
Richard L. Lesher               65         Director                                              1993
Leslie D. Michelson             48         Director                                              1995
Reese L. Milner                 50         Director                                              1993
Charles P. Reilly               56         Director                                              1993
S. Craig Tompkins               48         Director                                              1993

     The following is a biographical summary of the experience of the directors of the Company.

     Mr. Gottlieb is the Chief Executive Officer and Co-Chairman of the Board of the Company and has held these positions since the Company commenced operations in 1993. Mr. Gottlieb co-founded G&L Development ("G&L Development") in 1976 and has been a general partner of G&L Development and active in commercial real estate management and development since that time. Mr. Gottlieb received his B.A. with honors from the University of Southern California and earned a J.D. from Boalt Hall School of Law at the University of California at Berkeley. Prior to forming G&L Development, Mr. Gottlieb first served as a Los Angeles County Deputy District Attorney for Beverly Hills and later entered private practice specializing in real estate law and business management. Mr. Gottlieb has also served on the Board of Directors of the United States Chamber of Commerce, Washington, D.C. since February 1996.

     Mr. Lebowitz is the President and Co-Chairman of the Board of the Company and has held these positions since the Company commenced operations in 1993. Mr. Lebowitz is the co-founder and a general partner of G&L Development and has been active in the development, management and ownership of a wide range of real estate properties since 1968. Mr. Lebowitz received a B.S. in Accounting from the University of Southern California, where he also received his MBA with highest honors in 1965. From 1962 to 1964, Mr. Lebowitz worked for Deloitte & Touche LLP and was licensed as a Certified Public Accountant in 1964. From 1965 to 1968, Mr. Lebowitz worked with the U.S. Department of Commerce and the Brookings Institution in Washington D.C. Mr. Lebowitz served on the Board of Directors of the United States Chamber of Commerce, Washington, D.C. from 1989 to 1994.

     Dr. Lesher has served as a director of the Company since the Company commenced operations in 1993. Dr. Lesher is the immediate past President and has been a member of the Board of Directors of the United States Chamber of Commerce, Washington D.C. since 1975. He served on numerous committees of the Board, including the Executive and Budget committees. In addition, Dr. Lesher is a member of the Board of Directors of World Heart Corporation (Ottawa, Canada), an artificial heart research and development company and AIT Corporation, a high-tech company. Dr. Lesher received a B.B.A. from the University of Pittsburgh in 1958, an M.S. from Pennsylvania State University in 1960 and a D.B.A. from Indiana University in 1963.

     Mr. Michelson has served as a director of the Company since 1995. Mr. Michelson has been active in the creation and management of a number of health care companies. He co-founded Protocare, a clinical trials and disease management company, and currently serves as its Chairman and Co-CEO. Prior to forming Protocare, Mr. Michelson was a founder, Chairman and co-Chief Executive Officer of Value Health Sciences, Inc. Mr. Michelson is also a director of Catellus Development Corporation, an NYSE traded real estate developer, and serves as Chairman of the Compensation Committee. He served as Special Assistant to the General Counsel of the U.S. Department of Health and Human Services from 1979 to 1981. He received a B.A. from The Johns Hopkins University and a J.D. from Yale Law School.

     Mr. Milner has served as a director of the Company since the Company commenced operations in 1993. Mr. Milner is a private real estate developer and investor. Mr. Milner received a B.A. from the University of California at Berkeley and a joint J.D./MBA from Stanford University. Mr. Milner practiced law from 1975 through 1979 before entering the real estate industry in 1980.

     Mr. Reilly has served as a director of the Company since the Company commenced operations in 1993. Mr. Reilly is the managing general partner of Shamrock Investments, an investment and merchant banking firm that specializes in the health care industry. Prior to forming Shamrock Investments in 1987, Mr. Reilly served as Senior Executive Vice President and Chief Development Officer for American Medical International, Inc. In this position, Mr. Reilly was responsible for growth through the acquisition and development of new health care facilities and related business in the United States and abroad. Mr. Reilly was a member of American Medical International's Board of Directors and served on its Finance, Management, and Executive Committees. Mr. Reilly is currently the Chairman of the Board of Directors of PHP Healthcare Corporation ("PHP"), a New York Stock Exchange Company, which is an owner/operator of primary care clinics for sponsored beneficiary populations. In November 1998, PHP filed a petition under Chapter 7 of the U.S. Bankruptcy Code. He also serves as Chairman of the Board of Directors of Dynamic Health, Inc., an owner/operator of acute care hospitals; and is the former Chairman of the Board of Directors of Paragon Ambulatory Surgery Centers, Inc., an owner/operator of freestanding ambulatory surgery centers. Mr. Reilly holds a law degree from the University of Pennsylvania and a bachelor's degree in accounting and finance from Pennsylvania State University. He has served as a director, trustee, and governing council member of the Federation of American Healthcare Systems, the National Committee for Quality Health Care and the American Hospital Association and is a past President of the Beverly Hills Chamber of Commerce.

     Mr. Tompkins has served as a director of the Company since the Company commenced operations in 1993. Mr. Tompkins is the President and a director of The Craig Corporation, a New York Stock Exchange company engaged in the ownership and strategic management of its controlling interests in other operating companies, including a 78% voting interest in Reading Entertainment, Inc. ("Reading Entertainment") and a 40% interest in Citadel Holding Corporation. Reading Entertainment, whose shares are quoted on the NASDAQ/NMS, is principally in the beyond-the-home entertainment business, developing and operating multiplex cinemas and entertainment centers in the United States, Puerto Rico and Australia. Citadel Holding Corporation, is an American Stock Exchange company, whose assets consist primarily of office buildings in California and Arizona, certain agricultural property in Kern County, California, and a preferred stock interest in Reading Entertainment. Mr. Tompkins also serves on the Boards of Directors of Reading Entertainment (where he is Vice-Chairman) and Citadel Holding Corporation (where he is also Vice-Chairman). Mr. Tompkins has served, since the third quarter of 1994, as the Secretary, Treasurer and Principal Accounting Officer of Citadel Holding Corporation and since 1997 as the President of Citadel's agricultural subsidiary; Citadel Agricultural, Inc. Beginning in 1984 and prior to joining Craig and Reading Entertainment in March 1993, Mr. Tompkins was a partner specializing in corporate and real estate law in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Tompkins holds a bachelor's degree from Claremont McKenna College and a J.D. from Harvard Law School.


     The following table sets forth the names, ages and positions of each of the Company's executive officers. Subject to rights pursuant to any employment agreements, officers of the Company serve at the pleasure of the Board of Directors.



                                                                                                                  Officer
              Name                       Age                             Position                                  Since
--------------------------------   ---------------   ------------------------------------------------------   --------------
Daniel M. Gottlieb                       58          Chief Executive Officer and Co-Chairman of the Board          1993
Steven D. Lebowitz                       58          President and Co-Chairman of the Board                        1993
Joseph D. Carroll                        43          Senior Vice President                                         1997
John H. Rauch                            68          Senior Vice President, Operations                             1996
George Nagler                            62          Vice President, General Counsel and Secretary                 1998
David Hamer                              25          Chief Accounting Officer                                      1998

     The following is a biographical summary of the experience of the executive officers of the Company. For the biographical summary of the experience of Messrs. Gottlieb and Lebowitz, see the biographical summary of the experience of the directors of the Company.

     Mr. Carroll has been a Senior Vice President of the Company since 1997.
Mr. Carroll is responsible for the acquisition of health care properties for the Company. From 1987 to 1997 he was President of Traid Partners, Inc.; a Costa Mesa-based company that develops shopping centers, with responsibilities that included the acquisition of property for development, the arrangement of debt and equity capital, property management, and disposition of completed centers. From 1994 to 1995, Mr. Carroll served as Senior Vice President of Caesar's World, Inc. where he directed resort and gaming expansion in the United States and South America. Mr. Carroll received his bachelor's degree in business administration from the University of Southern California in 1981.

     Mr. Rauch has been Senior Vice President, Operations for the Company since 1996. Mr. Rauch is responsible for the asset management of all of the Company's medical office buildings. From 1975 to 1996 he was founder and President of Camden Consultants, Inc., an economic consulting firm providing clients with real estate and corporate planning information. Mr. Rauch was President of Beverly Hills Bancorp from 1968 to 1975. Mr. Rauch received his law degree from the University of Southern California with honors in 1961 and his bachelor's degree in economics from the University of California, Los Angeles in 1954.

     Mr. Nagler has been Vice President and General Counsel for the Company since 1998. Mr. Nagler has been in the private practice of law for over 28 years with an emphasis on real estate, business planning, corporate and general business matters. Mr. Nagler received his law degree from Harvard Law School Cum Laude and a Bachelor of Commerce from the University of British Columbia with first class honors. He is currently a member of the Beverly Hills, Los Angeles County and California Bar Associations. He is past chairman of the Tax Subcommittee of the Real Estate Section of the Los Angeles County Bar Association and has lectured frequently on various real estate topics to attorneys, accountants and real estate professionals.

     Mr. Hamer has been Controller and Chief Accounting Officer of the Company since 1998. Mr. Hamer worked for Deloitte & Touche LLP from 1995 to 1998; specializing in real estate. He graduated from the University of California, Los Angeles in 1995 with a Bachelor of Arts degree in political science and a specialization in business administration. Mr. Hamer is a registered Certified Public Accountant.


     Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Securities and Exchange Commission Forms 3, 4 and 5 furnished to the Company and certain written representations, the Company believes that all reports required by Section 16(a) of the Securities and Exchange Act of 1934 with respect to the Company's fiscal year ended December 31, 1998 have been filed by its officers and directors.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information with respect to the chief executive officer of the Company and the four other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 during the fiscal year ended December 31, 1998 (collectively, the "Named Executive Officers"). The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during such period.

                                                                                                          Long Term
                                                                                                         Compensation
                                                                                                             Awards
                                                               Annual Compensation                         Securities
                                  Fiscal Year       ----------------------------------------------         Underlying
                                     Ended                                          Other Annual            Options/
Name and Principal Position       December 31       Salary($)       Bonus($)       Compensation($)          SARS(#)
---------------------------       -----------       ---------       --------       ---------------       -------------
Daniel M. Gottlieb.............       1998          $255,000             ---              ---                   ---
  Chief Executive Officer,            1997           230,000        $ 25,000         $725,500(1)                ---
  Co-Chairman of the Board            1996           181,100          15,000          275,000(2)                ---
  and Director

Steven D. Lebowitz.............       1998          $255,000             ---              ---                   ---
  President, Co-Chairman              1997           230,000        $ 25,000         $725,200(1)                ---
  of the Board and Director           1996           181,100          15,000          225,000(2)                ---

Joseph Carroll.................       1998          $120,000        $191,227              ---                   ---
  Senior Vice President               1997            75,000(3)      120,000              ---                40,000
                                      1996               ---             ---              ---                   ---

John Rauch.....................       1998          $108,864        $ 10,000              ---                   ---
  Senior Vice President               1997           103,680          10,000              ---                   ---
                                      1996            24,000(3)        5,000              ---                12,000

George Nagler..................       1998          $100,000(3)     $ 25,000              ---                20,000
  Vice President, General             1997               ---             ---              ---                   ---
  Counsel and Secretary               1996               ---             ---              ---                   ---
----------------------------------------------------------------------------------------------------------------------

______________________


(1) On December 18, 1997, Messrs. Gottlieb and Lebowitz exercised options acquiring 67,000 shares of Common Stock each. The Company received cash of approximately $645,000 from each of Messrs. Gottlieb and Lebowitz as a result of these option exercises. Other compensation includes taxable income to Messrs. Gottlieb and Lebowitz in the amount of $708,000 each based upon the difference between the exercise price of $9.625 per share and the closing price of $20.1875 per share on December 18, 1997. During 1997, the Company also paid $17,500 and $17,200 for life insurance premiums for the benefit of Messrs. Gottlieb and Lebowitz, respectively.

(2) Such amounts were paid to Messrs. Gottlieb and Lebowitz partially to defray tax liabilities imposed on them as a result of the transfer by the Company of the property at 436 North Bedford Drive, Beverly Hills, California (which was contributed by Messrs. Gottlieb and Lebowitz to the Company in exchange for Units in 1993) to the lender in satisfaction of the loan on the property.

(3) Messrs. Carroll, Rauch and Nagler joined the Company in May 1997, October 1996 and March 1998, respectively. On an annualized basis, Messrs. Carroll, Rauch and Nagler would have earned base salaries of $120,000 in 1997, $96,000 in 1996 , and $120,000 in 1998, respectively.

Employment Agreements and Arrangements

     In December 1993, each of Daniel M. Gottlieb and Steven D. Lebowitz entered into separate but identical employment agreements with the Company and the Operating Partnership for a term of three years. The agreements provide for automatic renewal for succeeding terms of one year unless the Company or Messrs. Gottlieb or Lebowitz give notice at least three months prior to expiration of any term. The employment agreements provide for automatic annual increases in base compensation equal to 5% per annum; however, the Compensation Committee of the Board of Directors may review the annual base compensation every twelve months in light of various factors, and following each such review, the annual base compensation may be increased above the 5% automatic increase.

     In addition, each of Messrs. Gottlieb and Lebowitz are entitled to receive an annual bonus as determined by the Compensation Committee in an amount not to exceed a maximum of 100% of annual base compensation. Furthermore, each agreement provides that Messrs. Gottlieb and Lebowitz are entitled: (i) to participate in all medical, dental, life insurance, retirement, profit sharing, stock incentive, disability and bonus plans of the Company which may be made available to executives of the Company (only medical plans presently exist) and
(ii) to severance payments, under certain circumstances, equal to two times their then-current annual compensation.

     The agreements require Messrs. Gottlieb and Lebowitz to devote substantially all of their working time and best efforts to performance of their duties for the Company and, during the term of their employment, prohibits them, with certain exceptions, from directly or indirectly owning or operating or otherwise investing or participating in any other business that is in competition with the business of the Company without the prior approval of a majority of the independent members of the Board of Directors of the Company.


Option Grants for 1998

     The following table sets forth information with respect to options granted to the Named Executive Officers during the fiscal year ended December 31, 1998 pursuant to the Company's 1993 Stock Incentive Plan, as amended. No options were granted to Messrs. Gottlieb, Lebowitz, Carroll and Rauch during 1998.


                                                    % of Total
                                 Number of       Options Granted
Name and Principal            Options Granted    to Employees in      Exercise Price      Expiration        Grant Date
Position                          (#) (1)          Fiscal Year           ($/Share)           Date          Value ($) (2)
__________________________   ________________   _________________   _________________   ______________   _________________
George Nagler.............        20,000              45.5%              $17.375            4/15/08            $33,300
Vice President, General
Counsel and Secretary


(1)  All of the options granted vest between the years 1999 and 2003.

(2) Calculated using the Binary option pricing model. The following variables were used in this model: risk-free interest rate of 5.01%, 12.1% dividend yield, expected life of three years and expected volatility of 24.0%.

Aggregated Option Exercises in 1998 and Options Values at December 31, 1998

     The following table sets forth information with respect to options exercised and the value of unexercised options held by the Named Executive Officers as of the end of the fiscal year ended December 31, 1998. All options were granted pursuant to the Company's 1993 Stock Incentive Plan, as amended.

                                                              Number of Securities               Value of
                                                             Underlying Unexercised            In-The-Money
                               Number of                           Options at                   Options at
                                Shares                         Fiscal Year End (#)         Fiscal Year End ($) (1)
Name and Principal            Acquired on      Value       ---------------------------   ---------------------------
Position                     Exercise (#)   Realized ($)   Exercisable   Unexercisable   Exercisable   Unexercisable
--------------------------   ------------   ------------   -----------   -------------   -----------   -------------
Daniel M. Gottlieb........        ---           ---           33,500           ---          $108,875         ---
Chief Executive Officer
and Co-Chairman of the
Board

Steven D. Lebowitz........        ---           ---           33,500           ---          $108,875         ---
President and Co-Chairman
of the Board

Joseph Carroll............        ---           ---           13,333        26,667(2)            ---         ---
Senior Vice President

John Rauch................        ---           ---           11,000         4,000(3)         $9,750         ---
Senior Vice President

George Nagler.............        ---           ---              ---        20,000(4)            ---         ---
Vice President, General
Counsel and Secretary

__________________________

(1) This amount represents solely the difference between the market value at December 31, 1998 ($12.875) of those unexercised options which had an exercise price below such market price (i.e., "in-the-money options") and the respective exercise prices of the options. No assumptions or representations regarding the "value" of such options are made or intended.

(2) The stock options are exercisable as follows: 20,000 shares of Common Stock at $16.75 per share, 1/3 on May 28, 1998, 1/3 on May 28, 1999, and 1/3 on
     May 28, 2000; and 20,000 shares of Common Stock at $20.125 per share, 1/3 on December 19, 1998, 1/3 on December 19, 1999, and 1/3 on December 19, 2000.

(3) The stock options are exercisable as follows: 4,000 shares of Common Stock that will vest on May 7, 1999 at $13.625 per share.

(4) The stock options are exercisable as follows: 20,000 shares of Common Stock at $17.375 per share, 1/3 on April 15, 1999, 1/3 on April 15, 2000 and 1/3 on April 15, 2001.

Compensation of Directors

     The Company pays an annual fee of $12,000 plus a fee of $1,000 for attending regular meetings and $500 for attending committee meetings to its directors who are not employees of the Company. Employees of the Company who are also directors are not paid any director fees. Messrs. Gottlieb and Lebowitz are the only directors who are also employees of the Company. The reasonable expenses incurred by each director in connection with the performance of the director's duties are also reimbursed by the Company. In addition, pursuant to the 1993 Stock Incentive Plan, each nonemployee director is automatically granted an option to purchase 500 shares of Common Stock each year on the first business day after the date of the Annual Meeting and each person who becomes a nonemployee director is granted an option to purchase 3,000 shares of Common Stock upon joining the Board of Directors. The exercise price of these option grants is equal to 100% of the fair market value of the Common Stock at the date of grant.

     On June 5, 1998, Messrs. Lesher, Michelson, Milner, Reilly and Tompkins were each granted an option to purchase 500 shares of Common Stock at a price of $17.50 per share. These options became fully exercisable on December 5, 1998. The options generally expire on the earlier of the first anniversary of the date upon which the director shall cease to be a director as a result of death or total disability, the 90th day after the date upon which the director shall cease to be a director for any other reason or ten years after the date of grant.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth information as of April 12, 1999 regarding the beneficial ownership of Equity Stock and Operating Partnership Units ("Units") by (i) each person or company known by the Company to be the beneficial owner of more than 5% of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers of the Company and (iv) the directors and executive officers of the Company as a group. As of April 12, 1999 the Company had 3,952,900 shares of Common Stock outstanding. In addition there were 633,027 Units outstanding which were not owned by the Company.

     Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person except as provided under applicable state marital property laws or as set forth in the notes following the table.


                                      Number of      Percentage of                      Percentage                       Number of
                                      Shares of        Shares of                       Interest In       Percentage      Shares of
        Name and address               Common        Common Stock      Number of       Operating       Ownership in     Preferred
      of Beneficial Owner             Stock(1)      Outstanding(2)      Units(3)     Partnership(4)     Company(5)        Stock
----------------------------------  ------------   ----------------   ------------   --------------   ---------------   ----------
Joseph Carroll....................      21,000            *                   --               --               *        1,000 (10)
  439 N. Bedford Drive
  Beverly Hills, CA 90210
Daniel M. Gottlieb(6).............     411,332          10.0%             303,098              6.6%           15.1%        --
  439 N. Bedford Drive
  Beverly Hills, CA 90210
Steven D. Lebowitz(7).............     336,128           8.2              269,315              5.9            12.8         --
  439 N. Bedford Drive
  Beverly Hills, CA 90210
Richard Lesher....................       9,000            *                   --                *               *          --
  1126 Cider Press Road
  Chambersburg, PA 17201
Leslie D. Michelson...............       4,500            *                   --                *               *          --
  2400 Broadway, Suite 100
  Santa Monica, CA 90404
Reese L. Milner...................       5,000            *                47,486(8)           1.0             1.1         --
  439 N. Bedford Drive
  Beverly Hills, CA 90210
George Nagler.....................       6,666            *                   --               --               *          --
  439 N. Bedford Drive
  Beverly Hills, CA 90210
John H. Rauch.....................      15,000            *                   --               --               *          --
  439 N. Bedford Drive
  Beverly Hills, CA 90210
Charles P. Reilly.................       5,000            *                   --               --               *          --
  2049 Century Park East
  Suite 3330
  Los Angeles, CA 90067
S. Craig Tompkins (9).............      10,500            *                   --               --               *          --
  550 South Hope Street
  Suite 1825
  Los Angeles, CA 90071
Directors and Executive Officers..     826,792          20.1%             619,899             13.5%           30.5%      1,000
  as a group (11 persons)

*   Less than 1%
    See numbered footnotes on the following page.

(1) The number of shares beneficially owned includes shares that the following individuals have the right to acquire within 60 days of April 12, 1999 upon exercise of stock options, but not shares that such individuals have the right to acquire upon exchange of Units, in the following amounts: (a) 33,500 shares as to Messrs. Gottlieb and Lebowitz, (b) 20,000 shares as to Mr. Carroll (c) 2,666 as to Mr. Hamer, (d) 500 shares as to Dr. Lesher, (e) 6,666 shares as to Mr. Nagler, (f) 15,000 shares as to Mr. Rauch, (g) 5,000 shares as to each of Messrs. Milner, Reilly and Tompkins and (h) 4,500 shares as to Mr. Michelson.
(2) For the purposes of determining the percentage of outstanding Common Stock held by each person or group set forth in the table, the number of shares indicated as beneficially owned by such person or group is divided by the sum of the number of outstanding shares of Common Stock as of April 12, 1999 plus the number of shares of Common Stock subject to options exercisable currently or within 60 days of April 12, 1999 by such person or group, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Assumes that none of the outstanding Units are redeemed for or converted into shares of Common Stock.
(3) Units in the Operating Partnership (other than those held by the Company) are redeemable at the option of the holder for shares of Common Stock or cash, at the election of the Company, at the date one year from the date of issuance. All Units are currently redeemable. The initial redeemable ratio is one Unit for one share of Common Stock.
(4) Based on a total of 4,585,927 Units outstanding, including the 3,952,900 Units held by the Company as of April 12, 1999.
(5) Assumes that all Units held by the person or group and all options exercisable within 60 days of April 12, 1999 held by the person or group are redeemed or exercised for shares of Commons Stock and that none of the Units held by other persons are redeemed for or converted into Shares of Common Stock, notwithstanding the percentage limitations under the Company's Charter that limit the number of shares that may be acquired by such person.
(6) Mr. Gottlieb has pledged 110,000 shares of Common Stock and 239,219 Units to Mr. Milner, members of the Milner family and related entities to secure certain indebtedness. In addition his remaining 267,832 shares of Common Stock and 63,879 Units have been pledged to various financial institutions to secure other indebtedness.
(7) Mr. Lebowitz has pledged 105,000 shares of Common Stock and 159,480 Units to Mr. Milner, members of the Milner family and related entities to secure certain indebtedness. In addition his remaining 195,168 shares of Common Stock and 109,835 Units have been pledged to various financial institutions to secure other indebtedness. Also includes 2,460 shares of Common Stock held in trust for the benefit of Mr. Lebowitz's children.
(8) Includes 13,128 Units held by Milner Investment Corporation, which is controlled by Mr. Milner. Does not include 13,128 shares held by Mr. Milner's sister, as to which Mr. Milner disclaims beneficial ownership.
(9) Includes 1,400 shares of Common Stock held in trust for the benefit of Mr. Tompkins' child's trust account, as to which Mr. Tompkins disclaims beneficial ownership.
(10) Mr. Carroll purchased 1,000 shares of the Company's Series A Preferred Stock on December 15, 1998. This amount represented 0.07% of the Company's outstanding Series A Preferred Stock as of April 12, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company has adopted a policy pursuant to which material transactions between the Company and its executive officers, directors and principal Stockholders (i.e., Stockholders owning beneficially 5% or more of the outstanding voting securities of the Company) are submitted to the Board of Directors for approval by a disinterested majority of the directors voting with respect to the transaction. For this purpose, a transaction is deemed material if such transaction, alone or together with a series of similar transactions during the same fiscal year, involves an amount which exceeds $60,000.

     In December 31, 1998, the Company acquired an office and retail complex located in Coronado, California from a limited liability company (the "LLC") owned by Messrs. Gottlieb and Lebowitz, each of whom is both a director and an officer of the Company. Messrs. Gottlieb and Lebowitz held interests in the LLC of 30% and 70%, respectively. The property was acquired for an aggregate purchase price of $9.5 million. The Company assumed $7.5 million in long-term debt and issued 134,499 Units valued at $2.0 million. The Units were issued at an effective price of $14.87 per Unit, a 15.5% premium over the $12.875 closing price of the Company's Common Stock on December 31, 1998. In connection with the purchase of the property, G&L Coronado Managers Corp., an entity owned 30% and 70% by Messrs. Gottlieb and Lebowitz, respectively, signed a lease with the Company for the entire third floor of the building. Under the terms of the lease, G&L Coronado Managers Corp. will lease the executive suites located on the third floor of the building on behalf of the Company for rental payments equal to $19,000 per month. The lease expires on November 30, 2010.

     During 1998, a subsidiary of PHP Healthcare, Inc. ("PHP") occupied 100% of six medical office buildings in New Jersey owned by the Company, which accounted for approximately 10.8% of the Company's total rental revenues. The Company also purchased $2.8 million of PHP bonds for approximately $1.3 million during 1998. In late November 1998, both PHP and its subsidiary filed for bankruptcy. As a result, the Company has increased its reserves for delinquent rents and established a reserve against the bonds. Mr. Reilly, one of the Company's directors, is the Chairman of the Board of Directors of PHP.

     On April 15, 1999, the Company borrowed $2.0 million from Reese L. Milner, a director of the Company. The loan bears interest at 12% per annum and is due on May 13, 1999. The Company also paid a loan fee of $20,000 to Mr. Milner. The loan is secured by a first trust deed against a parcel of real property owned by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          G & L REALTY CORP.


Date:    April 30, 1999               By: /s/ David Hamer
                                         ------------------------
                                              David Hamer
                                              Chief Accounting Officer