Form 10-Q
period 1999-03-31
G&L REALTY CORP
filed 1999-05-17
CIK 912240

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _______ to ______

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


      Registrant's telephone number, including area code: (310) 273-9930

                                   ---------

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -    ---.

          The number of shares outstanding of the Registrant's Common Stock as of May 13, 1999 was 3,934,400 shares.

===============================================================================

                               G&L REALTY CORP.

                                     INDEX

                                                                                                               Page
Part I            Financial Information                                                                       Number
   Item 1         Financial Statements
                      Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
                         December 31, 1998.......................................................                3
                      Consolidated Statements of Operations for the Three Month Periods
                         Ended March 31, 1999 and 1998 (unaudited)...............................                4
                      Consolidated Statements of Cash Flows for the Three Month Periods Ended
                         March 31, 1999 and 1998 (unaudited).....................................            5 - 6
                      Notes to Consolidated Financial Statements (unaudited).....................           7 - 17
   Item 2             Management's Discussion and Analysis of Financial Condition and Results
                         of Operations...........................................................          18 - 22
   Item 3             Quantitative and Qualitative Disclosures About Market Risk ................               23
Part II           Other Information
   Item 1             Legal Proceedings..........................................................               24
   Item 2             Changes in Securities......................................................               24
   Item 3             Defaults Upon Senior Securities............................................               24
   Item 4             Submission of Matters to a Vote of Security Holders........................               24
   Item 5             Other Information..........................................................               24
   Item 6             Exhibits and Reports on Form 8-K...........................................          25 - 29

Signature........................................................................................               30

                               G&L REALTY CORP.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                             March 31,           December 31,
                                                                               1999                  1998
                                                                      ------------------------------------------
                                                                            (Unaudited)

                                                     ASSETS
                                                     ------
Rental properties (Note 3):
   Land                                                                           $ 35,059              $ 35,059
   Buildings and improvements, net                                                 148,316               142,531
   Projects under development                                                        4,988                 9,161
                                                                                  --------              --------
     Total rental properties                                                       188,363               186,751
Cash and cash equivalents                                                            1,708                 1,379
Restricted cash                                                                      4,335                 4,007
Tenant rent and reimbursements receivable, net                                       1,445                 2,050
Unbilled rent receivable, net                                                        1,883                 1,892
Other receivables, net                                                                 244                   208
Mortgage loans and notes receivable, net                                            12,433                12,101
Investments in unconsolidated affiliates (Note 6)                                    7,944                 7,469
Deferred charges and other assets, net (Note 4)                                      4,393                 3,642
                                                                                  --------              --------
 TOTAL ASSETS                                                                     $222,748              $219,499
                                                                                  ========              ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
LIABILITIES:
   Notes payable                                                                  $140,176              $134,880
   Accounts payable and other liabilities                                            2,607                 2,296
   Distributions payable                                                             1,817                 1,768
   Tenant security deposits                                                          1,246                 1,270
                                                                                  --------              --------
     Total liabilities                                                             145,846               140,214

Commitments and Contingencies (Note 8)                                                 ---                   ---

Minority interest in consolidated affiliates                                        (2,101)               (2,033)
Minority interest in Operating Partnership                                           1,549                 1,734

STOCKHOLDERS' EQUITY (Note 5):
   Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
    .  Series A Preferred - 1,495,000 shares issued and outstanding
       as of March 31, 1999 and December 31, 1998                                       15                    15
    .  Series B Preferred - 1,380,000 shares issued and outstanding as
       of March 31, 1999 and December 31, 1998                                          14                    14
   Common shares - $.01 par value, 50,000,000 shares authorized,
    3,968,000 and 3,995,000 shares issued and outstanding as of
    March 31, 1999 and December 31, 1998, respectively                                  40                    40
   Additional paid-in capital                                                       89,365                91,709
   Distributions in excess of net income                                           (11,980)              (12,194)
                                                                                  --------              --------
       Total stockholders' equity                                                   77,454                79,584
                                                                                  --------              --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $222,748              $219,499
                                                                                  ========              ========

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          For the Three Month
                                                         Period Ended March 31,
                                                          1999            1998
                                                         ----------------------
REVENUES:
    Rental                                               $6,912          $5,882
    Tenant reimbursements                                   371             129
    Parking                                                 264             359
    Interest, loan fees and related income                  581           1,056
    Other                                                    36              58
                                                         ------          ------
       Total revenues                                     8,164           7,484
                                                         ------          ------
EXPENSES:
    Property operations                                   1,904           1,411
    Depreciation and amortization                         1,333           1,060
    Interest                                              2,616           1,916
    General and administrative                              641             689
                                                         ------          ------
       Total expenses                                     6,494           5,076
                                                         ------          ------
Income from operations                                    1,670           2,408

Equity in earnings of unconsolidated affiliates               7              52
Minority interest in consolidated affiliates                (50)            (46)
Minority interest in Operating Partnership                   24             (48)
                                                         ------          ------
Net income                                               $1,651          $2,366
                                                         ======          ======
Per share data:
    Basic                                                $(0.04)          $0.14
                                                         ======          ======
    Fully diluted                                        $(0.04)          $0.13
                                                         ======          ======
Weighted average shares outstanding:
    Basic                                                 3,976           4,129
                                                         ======          ======
    Fully diluted                                         3,976           4,174
                                                         ======          ======

     See accompanying notes to Condensed Consolidated Financial Statements

                                G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              Three Months Ended March 31,
                                                                 1999            1998
                                                              ----------------------------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 1,651        $  2,366
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                               1,333           1,060
      Amortization of deferred loan costs                            54              39
      Minority interests                                             26              94
      Equity in earnings of unconsolidated affiliates                (7)            (52)
      Unbilled rent receivable, net                                   9             (64)
      Allowance for doubtful notes and accounts receivable          ---            (202)
      (Increase) decrease in:
        Other receivables                                           (36)            402
        Tenant rent and reimbursements receivable                   605             108
        Prepaid expense and other assets                           (143)           (310)
        Accrued interest receivable and loan fees                  (168)           (396)
      Increase (decrease) in:
        Accounts payable and other liabilities                      311            (120)
        Tenant security deposits                                    (24)             74
                                                                -------        --------
Net cash provided by operating activities                         3,611           2,999
                                                                -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of rental properties                                    ---          (4,148)
Additions to rental properties                                     (853)            (70)
Pre-acquisition costs                                              (327)           (105)
Construction-in-progress                                         (2,038)           (431)
Leasing commissions                                                (156)            (44)
Investment in notes and bonds receivable (net)                     (265)         (4,770)
Principal repayments on notes receivable                            101             585
Contributions to unconsolidated affiliates                         (468)         (4,786)
                                                                -------        --------
Net cash used in investing activities                            (4,006)        (13,769)
                                                                -------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                            6,200             ---
Repayment of notes payable                                         (904)           (438)
Deferred financing costs                                           (233)            (35)
(Increase) decrease in restricted cash                             (328)          3,890
(Purchase) sale of common stock and partnership units              (344)            114
Distributions                                                    (3,667)         (3,773)
                                                                -------        --------
Net cash provided by (used in) financing activities                 724            (242)
                                                                -------        --------

                                                                           Continued...

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                              Three Months Ended March 31,
                                                                 1999            1998
                                                              ----------------------------
                                                                      (Unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               329          (11,012)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   1,379           13,609
                                                                ------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $1,708         $  2,597
                                                                ======         ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                        $2,724         $  1,995
                                                                ======         ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Distributions declared not yet paid                             $1,794         $  2,405
                                                                ======         ========

                                                                            Concluded.

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

          G&L Realty Partnership, L.P., a Delaware limited partnership
            (the "Operating Partnership")
          G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the "Realty Financing Partnership")*
          G&L Medical Partnership, L.P., a Delaware limited partnership
            (the "Medical Partnership")*
          G&L Gardens, LLC, an Arizona limited liability company
            ("Maryland Gardens")*
          435 North Roxbury Drive, Ltd., a California limited partnership
            (the "Roxbury Partnership")
          GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*
          G&L Hampden, LLC, a Delaware limited liability company ("Hampden")* G&L Valencia, LLC, a California limited liability company ("Valencia") G&L Tustin, LLC, a California limited liability company ("Tustin")* G&L Holy Cross, LLC, a California limited liability company ("Holy
            Cross")*
          G&L Burbank, LLC, a California limited liability company ("Burbank")* GLH Pacific Gardens, LLC, a California limited liability company
            ("Pacific Gardens")
          G&L Hoquiam, LLC, a California limited liability company ("Hoquiam") G&L Lyon, LLC, a California limited liability company ("Lyon")
          G&L Coronado (1998), LLC, a California limited liability company
            ("Coronado")

   * The Realty Financing Partnership, the Medical Partnership, Maryland Gardens, GL/PHP, Hampden, Tustin, Holy Cross, and Burbank are herein collectively referred to as the "Financing Entities" and individually as a "Financing Entity."

      The Company, as the sole general partner and as owner of an approximately 86% ownership interest, controls the Operating Partnership. The Company controls the Financing Entities through wholly owned subsidiaries incorporated either in the State of Delaware or the State of California (collectively, the "Subsidiaries" and individually, a "Subsidiary"). Each Subsidiary either (i) owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity or (ii) owns no interest and acts as the manager of the Financing Entity. The remaining 99% ownership interest in each Financing Entity, which is owned 1% by a Subsidiary, is owned by the Operating Partnership, acting as sole limited partner or member. Financing Entities in which a Subsidiary owns no interest are 100% owned by the Operating Partnership.

      References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner), Valencia (in which the Operating Partnership owns an 80% membership interest and is the sole managing member), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is a co-managing member) and Hoquiam, Lyon and Coronado (in which the Operating Partnership owns a 100% interest).

                               G&L REALTY CORP.

                                  (Unaudited)

  In addition to the Subsidiaries, the Company also owns interests in various unconsolidated affiliates. Although the Company's investment represents a significant portion of the capital of such unconsolidated affiliates and the Company exercises significant influence over the activities of these entities, the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of these entities in the consolidated financial statements of the Company. The entities in which the Company has unconsolidated financial interests are as follows:

   . GLN Capital Co., LLC ("GLN"), a Delaware limited liability company formed in 1996. GLN is owned 49.9% by the Operating Partnership and 50.1% by an affiliate of Nomura Asset Capital Corp. ("Nomura"). The purpose of GLN is to fund loans to the senior care industry.

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

   . G&L - Grabel, San Pedro, LLC ("San Pedro") is a California limited liability company, formed on March 10, 1998 by the Company through the Operating Partnership, and Gary Grabel, an experienced medical office building ("MOB") manager. Both the Operating Partnership and Gary Grabel, who is the managing member, hold a 50% interest in San Pedro. San Pedro was formed for the purpose of acquiring four MOBs located at 1360 West 6/th/ street in San Pedro, California.

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

   . G&L Parsons on Eagle Run, LLC ("Eagle Run") is a California limited liability company, formed on December 29, 1998, through the Operating Partnership and Parsons. The Company and Parsons each contributed 50% of the total equity in Eagle Run. Eagle Run was formed for the purpose of acquiring a vacant piece of land in Omaha, Nebraska upon which the members intend to develop a senior care facility.

   . G&L Parsons on Eagle Run, Inc. ("Eagle Run Inc.") is a California corporation formed on December 20, 1998 by the Company, through the Operating Partnership, and Parsons. Eagle Run Inc. was formed for the purpose of operating a senior care facility to be constructed in Omaha, Nebraska. As of March 31, 1999, there was no activity in Eagle Run Inc.

                               G&L REALTY CORP.

                                  (Unaudited)

GLN, Valley Convalescent, San Pedro, Penasquitos Inc., Penasquitos LLC, Pacific Gardens Corp., Eagle Run and Eagle Run Inc. are herein collectively referred to as the "Unconsolidated Affiliates" and individually as "Unconsolidated Affiliate".


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - The Company is a self-administered and self-managed real estate investment trust ("REIT") that finances, acquires, develops, manages and leases healthcare properties. The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare property consists of acquisitions, made either directly or through joint ventures, in MOBs or senior care facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions either directly or through GLN.

     Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company. The interests in the Roxbury Partnership, Valencia and Pacific Gardens not owned by the Company have been reflected as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior period amounts have been reclassified to conform to the current period's financial statement presentation.

     The information presented as of and for the three month periods ended March 31, 1999 and 1998 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results that might be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in annual financial statements have been omitted. The Company believes that the disclosures included in these financial statements are adequate for a fair presentation and conform to reporting requirements established by the Securities and Exchange Commission ("SEC"). The consolidated financial statements as presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K as filed with the SEC.

                               G&L REALTY CORP.

                                  (Unaudited)

3. BUILDINGS AND IMPROVEMENTS

     Buildings and improvements consist of the following:

                                                      March 31,     December 31,
                                                        1999            1998
                                                      --------------------------
                                                           (in thousands)
Buildings and improvements..........................  $159,159        $152,618
Tenant improvements.................................     6,283           5,846
Furniture, fixtures and equipment...................     2,646           2,560
                                                      --------        --------
                                                       168,088         161,024
Less accumulated depreciation and
 amortization.......................................   (19,772)        (18,493)
                                                      --------        --------
        Total.......................................  $148,316        $142,531
                                                      ========        ========

  Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements.........................     40 years
Tenant improvements................................     Life of lease
Furniture, fixtures and equipment..................     5 to 7 years

  Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all external costs directly related to acquisitions are capitalized.

4. DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consist of the following:

                                                     March 31,     December 31,
                                                       1999            1998
                                                    ----------------------------
                                                         (in thousands)
Deferred financing costs............................  $2,791          $2,558
Pre-acquisition costs...............................     376              49
Leasing commissions.................................   1,428           1,272
Prepaid expense and other assets....................     621             478
                                                      ------          ------
                                                       5,216           4,357
Less accumulated amortization.......................    (823)           (715)
                                                      ------          ------
        Total.......................................  $4,393          $3,642
                                                      ======          ======

                               G&L REALTY CORP.

                                  (Unaudited)

5.  STOCKHOLDERS' EQUITY

     Distributions in excess of net income-- The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the three months ended March 31, 1999 and for the year ended December 31, 1998:

                                                       March 31,    December 31,
                                                         1999           1998
                                                       -------------------------
                                                          (in thousands)
Distributions in excess of net income
  at beginning of period.............................  $(12,194)      $ (2,802)
Net income during period.............................     1,651          4,343
Minority interest adjustment.........................     1,913            ---
Less: Distributions declared.........................    (3,350)       (13,735)
                                                       --------       --------
Distributions in excess of net income................  $(11,980)      $(12,194)
                                                       ========       ========

     Earnings per share--Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each period. Fully diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options to purchase shares of common stock granted under the Company's 1993 Stock Incentive Plan, as amended. As of March 31, 1999 and 1998 there were approximately 213,500 and 198,000 stock options outstanding with weighted average exercise prices of $14.49 and $14.00, respectively. For the three months ended March 31, 1999, the incremental shares that would have been outstanding upon the assumed exercise of stock options would have been anti-dilutive and, therefore, were not considered in the computation of fully diluted earnings per share. The following table reconciles the numerator and denominator of the basic and fully diluted per share computations for net income for the three months ended March 31, 1999 and 1998:

                               G&L REALTY CORP.

                                  (Unaudited)

                                                   Three months ended March 31,
                                                      1999             1998
                                                   ----------------------------
                                                         (in thousands)
       Numerator:
       ----------
         Net income                                    $ 1,651          $ 2,366
         Preferred stock dividends                      (1,803)          (1,803)
                                                       -------          -------
         Net (loss) income available to
           common stockholders                         $  (152)         $   563
                                                       =======          =======
       Denominator:
       ------------
         Weighted average shares - basic                 3,976            4,129
         Dilutive effect of stock options                   18               45
                                                       -------          -------
         Weighted average shares - fully
           diluted                                       3,994            4,174
                                                       =======          =======
       Per share:
       ----------
         Basic                                         $ (0.04)         $  0.14
         Dilutive effect of stock options                  ---            (0.01)
                                                       -------          -------
         Fully diluted                                 $ (0.04)         $  0.13
                                                       =======          =======

     At various times during the three months ended March 31, 1999 the Company repurchased a total of 27,200 shares of the Company's Common Stock at an average price of approximately $12.64 per share.

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in
Note 1. The following table provides a summary of the Company's investment in each of these entities as of March 31, 1999. (In thousands).

                                                                                                      Pacific
                                                  Valley        San     Penasquitos   Penasquitos     Gardens     Eagle
                                         GLN   Convalescent    Pedro        LLC          Inc.          Corp.       Run     Total
                                       --------------------------------------------------------------------------------------------
Opening balance at beginning of
 period................................  $708      $   76      $1,165    $1,229          $270          $(149)      $800     $4,099

Equity in earnings of affiliates.......    18          (9)         79       ---           ---            (81)       ---          7
Cash contributions.....................     8         312         ---       ---           ---            ---          5        325
Cash distributions.....................   ---          (2)        (35)      ---           ---            ---        ---        (37)
                                         ----      ------      ------    ------          ----          -----       ----     ------
Equity, before inter-company
 adjustments...........................   734         377       1,209     1,229           270           (230)       805      4,394
                                         ----      ------      ------    ------          ----          -----       ----     ------
Intercompany transactions:
     Receivable, net...................    58       3,222          25       203           ---             42        ---      3,550
                                         ----      ------      ------    ------          ----          -----       ----     ------
Investment in unconsolidated
 affiliates............................  $792      $3,599      $1,234    $1,432          $270          $(188)      $805     $7,944
                                         ====      ======      ======    ======          ====          =====       ====     ======

                               G&L REALTY CORP.

                                  (Unaudited)

  Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the three months ended March 31, 1999. (In thousands).

                                                                                                     Pacific
                                                   Valley        San     Penasquitos   Penasquitos   Gardens    Eagle
                                        GLN     Convalescent    Pedro        LLC           Inc.       Corp.      Run      Total
                                   ------------------------------------------------------------------------------------------------
Financial Position:
-------------------
    Land............................. $   ---     $   382      $ 1,882      $   ---     $ ---        $  ---     $   ---    $  2,264
    Buildings........................     ---       2,676        4,314          ---       ---           ---         ---       6,990
    Notes and bonds receivable,
    net..............................   1,506         ---          ---          ---       ---           ---         ---       1,506
    Other assets.....................      39         701          498        7,585       449           134       2,825      12,231
    Notes payable....................     ---      (2,799)      (4,872)      (5,518)      (91)          ---         ---     (13,280)
    Other liabilities................     (86)       (242)        (332)        (407)      (76)         (380)     (1,526)     (3,049)
                                      ---------  ----------   ----------   ----------  --------     ---------  ---------- ----------
Net assets...........................  $1,459     $   718      $ 1,490      $ 1,660     $ 282        $ (246)    $ 1,299    $  6,662
                                      =========  ==========   ==========   ==========  ========     =========  ========== ==========

Partner's equity (deficit):
---------------------------
    G&L Realty Partnership, L.P......  $  734     $   377      $ 1,209      $ 1,229     $ 270        $ (230)    $   805    $  4,394
    Others...........................     725         341          281          431        12           (16)        494       2,268
                                      ---------  ----------   ----------   ----------  --------     ---------  ---------- ----------
Total equity (deficit)...............  $1,459     $   718      $ 1,490      $ 1,660     $ 282        $ (246)    $ 1,299    $  6,662
                                      =========  ==========   ==========   ==========  ========     =========  ========== ==========

Operations:
-----------
    Revenues.........................  $   36     $   150      $   302      $   ---     $ ---        $ 654      $   ---    $  1,142
    Expenses.........................     ---        (168)        (223)         ---       ---         (741)         ---      (1,132)
                                      ---------  ----------   ----------   ----------  --------     ---------  ---------- ----------
Net income (loss)....................  $   36     $   (18)     $    79          ---       ---        $ (87)     $   ---    $     10
                                      =========  ==========   ==========   ==========  ========     =========  ========== ==========

Allocation of net income:
-------------------------
    G&L Realty Partnership, L.P......  $   18     $    (9)     $    79      $   ---     $ ---        $ (81)     $   ---    $      7
    Others...........................      18          (9)         ---          ---       ---           (6)         ---           3
                                      ---------  ----------   ----------   ----------  --------     ---------  ---------- ----------
Net income (loss)....................  $   36     $   (18)     $    79      $   ---     $ ---        $ (87)     $   ---    $     10
                                      =========  ==========   ==========   ==========  ========     =========  ========== ==========

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.    SEGMENT INFORMATION

         The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare property consists of acquisitions, made either directly or indirectly through joint ventures, of MOBs or senior care facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate acquisitions of MOBs or senior care facilities by third parties, made either directly or through GLN. The tables on the following pages reconcile the Company's income and expense activity for the three months ended March 31, 1999 and 1998 and balance sheet data as of March 31, 1999.

             1999 Reconciliation of Reportable Segment Information
                   For the three months ended March 31, 1999

                                               Property         Debt
                                              Investments    Obligations     Other      Total
                                             ---------------------------------------------------
                                                               (In thousands)
Revenue:
  Rents, tenant reimbursements and parking.....  $7,547         $ ---       $   ---      $7,547
  Interest, loan fees and related revenues.....      46           477            58         581
  Other........................................      36                                      36
                                                 ------         -----       -------      ------
    Total revenues.............................  $7,629         $ 477       $    58      $8,164
                                                 ------         -----       -------      ------
Expenses:
  Property operations..........................   1,904           ---           ---       1,904
  Depreciation and amortization................   1,224           ---           109       1,333
  Interest.....................................     ---           ---         2,616       2,616
  General and administrative...................     ---           ---           641         641
                                                 ------         -----       -------      ------
    Total expenses.............................   3,128           ---         3,366       6,494
                                                 ------         -----       -------      ------
Income (loss) from operations before
 minority interests............................  $4,501         $ 477       $(3,308)     $1,670
                                                 ======         =====       =======      ======

             1998 Reconciliation of Reportable Segment Information
                   For the three months ended March 31, 1998

                                               Property         Debt
                                              Investments    Obligations     Other      Total
                                             ---------------------------------------------------
                                                               (In thousands)
Revenue:
  Rents, tenant reimbursements and parking.....  $6,370         $---        $   ---      $6,370
  Interest, loan fees and related revenues.....      45          848            163       1,056
  Other........................................      39            4             15          58
                                                 ------         -----       -------      ------
    Total revenues.............................   6,454          852            178      $7,484
                                                 ------         -----       -------      ------
Expenses:
  Property operations..........................   1,364           47            ---       1,411
  Depreciation and amortization................   1,045          ---             15       1,060
  Interest.....................................     ---          ---          1,916       1,916
  General and administrative...................     ---          ---            689         689
                                                 ------         -----       -------      ------
    Total expenses.............................   2,409           47          2,620       5,076
                                                 ------         -----       -------      ------
Income (loss) from operations before
 minority interests............................  $4,045         $805        $(2,442)     $2,408
                                                 ======         =====       =======      ======

                               G&L REALTY CORP.

                                  (Unaudited)

             1999 Reconciliation of Reportable Segment Information
                             As of March 31, 1999

                                            Property         Debt
                                           Investments    Obligations        Other        Total
                                           -------------------------------------------------------
                                                             (In thousands)
Rental properties........................  $183,375          $   ---         $  ---       $183,375
Mortgage loans and bonds.................       ---           12,433            ---         12,433
 receivable, net....................
Other assets.............................    22,083              792          4,065         26,940
                                           --------          -------         ------       --------
    Total assets.........................  $205,458          $13,225         $4,065       $222,748
                                           ========          =======         ======       ========
Other assets:
  Cash and cash equivalents..............  $    ---          $   ---         $1,708       $  1,708
  Restricted cash........................     4,335              ---            ---          4,335
  Tenant rent and reimbursements
   receivable, net.......................     1,445              ---            ---          1,445
  Unbilled rent receivable, net..........     1,883              ---            ---          1,883
  Other receivables, net.................       244              ---            ---            244
  Investment in unconsolidated
   affiliates............................     7,152              792            ---          7,944
  Deferred financing costs, net..........       ---              ---          2,357          2,357
  Pre-acquisition costs..................       376              ---            ---            376
  Construction in progress...............     4,988              ---            ---          4,988
  Deferred lease costs, net..............     1,039              ---            ---          1,039
  Prepaid expense and other..............       621              ---            ---            621
                                           --------          -------         ------       --------
    Total  other  assets.................  $ 22,083          $   792         $4,065       $ 26,940
                                           ========          =======         ======       ========

8. COMMITMENTS AND CONTINGENCIES

       Neither the Company, any of its consolidated or unconsolidated affiliates, nor any of the assets within their respective portfolios of MOBs, senior care facilities, parking facilities, and retail space is currently a party to any material litigation.

9. RELATED PARTY TRANSACTIONS

       On April 15, 1999, the Company borrowed $2.0 million from Reese L. Milner, a director and an Operating Partnership unit holder of the Company. The loan bears interest at 12% per annum and was due on May 13, 1999. The Company also paid a loan fee of $20,000 to Mr. Milner. The loan is secured by a first trust deed against a parcel of real property owned by the Company. The Company intends to repay this amount upon obtaining new financing for this property. On May 13, the loan was extended until this new financing is obtained.

       On May 4, 1999, the Company sold a vacant parcel of real property for $1.6 million to the Craig Corporation, whose president is S. Craig Tompkins, a director of the Company. The Company has the option to repurchase the property beginning on November 15, 1999 and ending on December 3, 1999 for $1.8 million plus any costs incurred by the Craig Corporation with respect to the property. Beginning on January 24, 2000 and ending on January 31, 2000, the Craig Corporation has the option to sell the property to the Company for $1.9 million. Thereafter, the option sale price will increase at a rate of 3% per month, adjusted pro rata for any periods of less than one month. The Company intends to account for this transaction in accordance with FAS 66 "Accounting for Sales of Real Estate."

                               G&L REALTY CORP.

                                  (Unaudited)


10.  SUBSEQUENT EVENTS

     On April 1, 1999, American Health Care Associates, Inc. ("American") assumed the operations of two skilled nursing facilities owned by the Company located in Phoenix, Arizona and Hoquiam, Washington. Stefan Healthcare, Inc. ("Stefan") leases these facilities from the Company and previously operated them. American signed management services agreements with Stefan in order to operate these facilities. At such time that American obtains its own operating licenses, it intends to lease the facilities. The management services agreements between Stefan and American are month to month agreements. American will earn total management fees of $15,000 per month.

     On May 5, 1999, the Company presented a loan-restructuring plan to Amresco Management, Inc. ("Amresco"), the loan servicer, in regards to the mortgage secured by six MOBs located in New Jersey. In November 1998, the previous tenant of these properties, Pinnacle Health Enterprises, LLC ("Pinnacle"), a subsidiary of PHP Healthcare Corporation ("PHP"), filed a Chapter 7 bankruptcy petition. PHP also filed a bankruptcy petition. In December 1998, the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") took over the operations of Pinnacle. The Commissioner continued to occupy and lease the buildings through March 5, 1999. By the end of March 1999, the Commissioner had vacated the buildings. As of May 10, 1999, the Company had leased one of the six buildings and had a proposal for another building. However, based on the Company's estimated schedule to lease-up the six buildings and the projected rental rates on these leases, the Company is attempting to restructure the loan in order to preserve its current cash flow. On May 10, 1999, Amresco rejected the Company's restructuring plan. The Company is continuing its efforts to lease-up the properties while evaluating its options in regards to the future of these properties.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company's 1998 Annual Report on Form 10-K as previously filed with the SEC.

     Information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. These statements can be identified by the use of forward-looking terminology such as "believe," "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated
by management.   Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, the availability of financing, governmental regulations concerning, but not limited to, new construction and development, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company's investments which may be discussed elsewhere in this Quarterly Report on Form 10-Q and the Company's 1998 Annual Report on Form 10-K as previously filed with the SEC.

Results of Operations
---------------------

     Comparison of the Three Month Period Ended March 31, 1999 versus the Three Month Period Ended March 31, 1998.

     Total revenues increased by $0.7 million, or 9%, from $7.5 million in the first quarter of 1998, to $8.2 million for the same period in 1999. Rents, tenant reimbursements and parking revenues increased an aggregate $1.2 million, or 19%, from a combined total of $6.3 million during the first quarter of 1998, to $7.5 million for the same period in 1999. The purchase of two senior care facilities located in Santa Monica, California and Hoquiam, Washington during June and August 1998, respectively, accounted for $0.5 million of this increase, while the acquisition of five MOBs located in Valencia, California in March 1998
accounted for an additional $0.3 million.   The purchase of a 49,000 square foot
MOB in Valencia, California and a 40,000 square foot office and retail complex in Coronado, California in December 1998, accounted for an additional $0.6 million increase. Interest, loan fees and related revenues derived from loans secured by senior care facilities decreased approximately $0.5 million, or 45%, from $1.1 million in the first quarter of 1998, to $0.6 million for the same
period in 1999.   This decrease was partially due to the repayment during 1998 of seven loans outstanding representing a total decrease of $0.2 million in interest and loan fee income. An additional $0.2 million of this decrease was due to the loss of interest, during the first quarter of 1999, on non-performing loans for which the Company had previously reserved approximately $2.8 million in December 1998. Furthermore, interest earned on cash on hand decreased in the first quarter of 1999 by approximately $0.1 million, as the Company had approximately $13 million of cash on hand during the first quarter of 1998 and only $1.5 million during the first quarter of 1999.

     Total expenses increased by $1.4 million, or 27%, from $5.1 million for the three months ended March 31, 1998, to $6.5 million for the same period in 1999. Property operating expenses increased by $0.5 million, or 35%, from $1.4 million for the three months ended March 31, 1998, to $1.9 million for the same period in 1999. Property acquisitions made by the Company subsequent to March 31, 1998 accounted for $0.3 million of this increase. The remaining $0.2 million increase was due to costs related to new management personnel. Depreciation and amortization increased $0.2 million, or 18%, from $1.1 million for the three months ended March 31, 1998, to $1.3 million for the same period in 1999. This increase was attributable to property acquisitions made by the Company
subsequent to March 1998.     Interest expense increased $0.7 million, or 36%,
from $1.9 million for the three months ended March 31, 1998, to $2.6 million for the same period in 1999. This increase was mainly due to interest incurred on borrowings of $41 million made by the Company subsequent to March 31, 1998. These borrowings accounted for an increase in interest expense of $0.8 million. This increase was offset by an increase in the capitalization of interest expense of $0.1 million related to real estate projects that the Company currently has in development. General and administrative expenses decreased approximately $0.1 million mainly due to an increase in the capitalization of salaries related to the Company's development projects.

     Net income decreased $0.7 million, or 29%, from $2.4 million for the three months ended March 31, 1998 to $1.7 million for the same period in 1999. This decrease was primarily due to the $0.5 million increase in property operating expenses, the $0.7 million increase in interest expense and the $0.5 million decrease in interest income offset by a $1.2 million increase in rents, tenant reimbursements and parking revenues.



Liquidity and Capital Resources
-------------------------------

     As of March 31, 1999, the Company's net investment in real estate assets totaled approximately $188.4 million, $7.9 million in joint ventures and $12.4 million invested in notes receivable. Debt outstanding as of March 31, 1999 totaled $140.2 million.

     The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs and senior care facilities and senior care lending activities. These funds primarily consist of Funds from Operations ("FFO - see discussion below of FFO). The Company's external sources of capital consist of various secured loans and lines of credit as well as access to public equity markets. During the first quarter of 1999, the Company obtained $5.0 million of short-term financing on one of its properties at an interest rate of 7.94%. This short-term loan will be repaid upon obtaining long-term financing on this property in late 1999. In addition, the Company also borrowed $1.2 million from a line of credit during the first quarter at an interest rate of prime plus 1%. The line of credit expires on February 11, 2000. All of the Company's secured loans bear interest at fixed rates ranging from 6.75% to 8.98%, except for an $8.5 million loan which bears interest at LIBOR plus 2.35%. The Company's ability to expand its MOB, Senior Care Facility and senior care lending operations requires continued access to capital to fund new investments.

     The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first quarter of 1999 in the amount of $0.39 per common share which was paid on April 15, 1999 to stockholders of record on March
31, 1999.   The Company also paid monthly dividends of $0.6 million to holders of the Company's Preferred Stock on the fifteenth day of each month during the first quarter to holders of record on the first day of each month. The Company distributed dividends of $1.8 million to holders of the Company's Common Stock in the first quarter while the Company earned $1.0 million in FFO. The Company is actively seeking additional investments for the purpose of increasing FFO. However, there can be no assurances that the Company will be able to acquire such assets or if such assets are acquired and combined with the Company's other investments, that the Company will be able to consistently produce a level of FFO at least equal to the current level of distributions.

     In general, the Company expects to continue meeting its short-term liquidity requirements through its working capital, cash flow provided by operations, its lines of credit and through the long term financing of its unencumbered properties. The Company considers its ability to generate cash to be good and expects to continue meeting all operating requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the issuance of debt securities and the offering of additional equity securities.

Historical Cash Flows
---------------------

     The Company's net cash from operating activities increased $0.6 million, or 20%, from $3.0 million for the three months ended March 31, 1998 to $3.6 million for the same period in 1999. The increase is due primarily to a $0.5 million decrease in tenant rent and reimbursements receivable, a $0.4 million increase in accounts payable and other liabilities and a $0.3 million increase in depreciation and amortization, offset by a $0.7 million decrease in net income.

     Net cash used in investing activities decreased $9.8 million, or 71%, from $13.8 million for the three months ended March 31, 1998 to $4.0 million for the same period in 1999. The decrease was primarily due to a $4.1 million decrease in rental property acquisitions, a $4.5 million decrease in investments in notes and bonds receivable and a $4.3 million decrease in distributions to unconsolidated affiliates. These decreases were partially offset by a $1.6 million increase in expenditures on construction in progress and a $0.8 million increase in additions to rental properties.

     Cash flows provided by financing activities increased by approximately $1.0 million from a use of $0.3 million for the three months ended March 31, 1998, to cash provided of $0.7 million for the same period in 1999. The increase is due primarily to an increase in proceeds received from notes payable of $6.2 million offset by a decrease in restricted cash of $4.2 million, an increase in the repayment of notes payable of $0.5 million and an increase in distributions of $0.1 million.


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

Information Technology Systems

     The Company's critical information technology Systems consist of its Windows NT operating systems and related Windows software as well as its accounting, property management and fixed assets software. The Company relies on third party vendors for its computer hardware and software. Based upon management's communications with the Company's Systems vendors and an outside consultant, management believes that the Company's hardware and software Systems are or will be Year 2000 compliant and that the Company's internal computer hardware and software Systems will not be materially impacted by this issue. Currently, the Company's accounting and property management software has not yet been deemed Year 2000 compliant. However, the Company plans to upgrade to the next version of this software, which is Year 2000 compliant. The Company has obtained the updated version and will install it during 1999. The cost of this upgrade will not be material to the Company.

Non-Information Technology Systems

     The Company's critical non-information technology building Systems consist of utilities, security, and elevators. The Company has not yet determined whether all of these Systems are Year 2000 compliant. The Company relies on third party vendors to service most of these Systems and is currently in communication with these vendors to determine if these building Systems are or will be Year 2000 compliant by December 31, 1999. The Company's property managers have contacted the Company's vendors and made inquiries about the Year 2000 readiness of these Systems. Many of the Company's vendors have confirmed in writing that these Systems are Year 2000 compliant. The Company has also received confirmation in writing from certain vendors that the Systems will be Year 2000 compliant by December 31, 1999. The Company is still following up with those vendors who have only verbally confirmed Year 2000 compliance or who have not responded to the Company's inquiries. In January 1999, the Company made inquiries of all of its tenants concerning their Year 2000 compliance and what impact non-compliance would have on the Company. Through May 13, 1999, the Company had received approximately 65 responses representing 17% of its tenants. None of these responses indicated that the Company would suffer any negative impact due to Year 2000 non-compliance. The Company is currently in the process of obtaining responses from the remaining tenants.

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

     The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 1998 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three month periods ended March 31, 1999 and 1998.

                               G&L REALTY CORP.
                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)


                                                                                          For the Three Month
                                                                                        Periods Ended March 31,
                                                                                      1999                   1998
                                                                                 ----------------------------------------
                                                                                            (in thousands)
Funds from Operations/(1)/
--------------------------
Net income.................................................................                $ 1,651              $  2,366
Minority interest in Operating Partnership.................................                    (24)                   48
                                                                                 -------------------   -------------------
Income (loss) for Operating Partnership....................................                  1,627                 2,414
Depreciation of real estate assets.........................................                  1,170                   955
Amortization of deferred lease costs.......................................                     54                    30
Depreciation from unconsolidated affiliates................................                     21                    (8)
Adjustment for minority interest in consolidated affiliates................                    (22)                  ---
Dividends on preferred stock...............................................                 (1,803)               (1,972)
                                                                                 -------------------   -------------------
Funds from Operations/(1)/.................................................                $ 1,047              $  1,419
                                                                                 ===================   ===================

Weighted average shares outstanding/(2)/
----------------------------------------
Basic                                                                                        4,609                 4,627
                                                                                 ===================   ===================
Fully diluted                                                                                4,627                 4,672
                                                                                 ===================   ===================

Additional Data
---------------
Cash flows:
-----------
   Operating activities....................................................                  3,611                 2,999
   Investing activities....................................................                 (4,006)              (13,769)
   Financing activities....................................................                    724                  (242)

Capital expenditures
--------------------
   Building improvements...................................................                    330                    53
   Tenant improvements.....................................................                    438                    15
   Furniture, fixtures & equipment.........................................                     85                     2
   Leasing commissions.....................................................                    156                    44

Depreciation and amortization
-----------------------------
   Depreciation of real estate assets......................................                  1,170                   955
   Depreciation of non-real estate assets..................................                    109                    75
   Amortization of deferred lease costs....................................                     54                    30
   Amortization of capitalized financing costs.............................                     54                    39
   Accrued rent in excess of billed rent                                                        (7)                   79

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     There have been no material changes to the Company's market risk as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed on April 9, 1999.

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


             None.


Item 3   Defaults Upon Senior Securities.


             None.


Item 4   Submission of Matters to a Vote of Security Holders.


             None.


Item 5   Other Information.


             None.

Item 6   Exhibits and Reports on Form 8-K


(a)  Exhibits



        Exhibit No.   Note                                             Description
        -----------   ----     ----------------------------------------------------------------------------------------------------
            3.1        (1)     Amended and Restated Articles of Incorporation of G&L Realty Corp.

            3.2        (3)     Amended and Restated Bylaws of G&L Realty Corp.

            10.1 (c)   (2)     Executive Employment Agreement between G&L Realty Corp. and Daniel M. Gottlieb.

            10.2 (c)   (2)     Executive Employment Agreement between G&L Realty Corp. and Steven D. Lebowitz.

            10.3       (2)     Agreement of Limited Partnership of G&L Realty Partnership, L.P.

            10.4 (c)   (1)     1993 Employee Stock Incentive Plan

            10.5       (1)     Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

            10.8.2     (2)     Option Notice with respect to Sherman Oaks Medical Plaza.

            10.9.2     (1)     Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.)
                               between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

            10.11      (1)     Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and
                               Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

            10.12      (1)     Nomura Commitment Letter with respect to the Acquisition Facility.

            10.12.2    (3)     Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L Financing
                               Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of New York.

            10.16      (1)     Investment Banking and Financial Advisory Agreement between G&L Development and Gruntal & Co.,
                               Incorporated.

            10.17      (1)     Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                               Lebowitz and Milner Investment Corporation.

            10.18      (2)     Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                               Lebowitz and Reese L. Milner, II.

            10.19      (2)     Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                               Lebowitz and Reese L. Milner, II.

            10.20      (2)     Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                               Lebowitz and Reese L. Milner, II, Helen Milner and John Milner, as Trustees of the Milner Trust.

            10.21      (2)     Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                               Lebowitz and Reese L. Milner, II.

            10.22      (4)     Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing Partnership II,
                               L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October 31, 1995.

(c)   Exhibits - (continued from previous page)


        Exhibit No.   Note                                             Description
        -----------   ----     ----------------------------------------------------------------------------------------------------
            10.24      (4)     Property Management Agreement between G&L Realty Financing Partnership II, L.P., as owner, and G&L Realty Partnership, L.P., as agent, made August 10, 1995

            10.25      (5)     Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital
                               Corporation, dated as of September 29, 1995.

            10.30      (6)     Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership,
                               L.P. as Borrower and Nomura Asset Capital Corporation as Lender.

            10.38      (7)     Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a
                               Delaware limited partnership, and Property Acquisition Trust I, a Delaware business trust, for the purpose of creating a Limited Liability Company to be named GLN Capital Co., LLC, dated as of November 25, 1996.

            10.39      (7)     Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a
                               Delaware limited partnership, and PHP Healthcare Corporation, a Delaware corporation, for the purpose of creating a Limited Liability Company to be named GL/PHP, LLC, dated as of
                               February 26, 1997.

            10.40      (7)     First Amendment To Limited Liability Company Agreement entered into as of March 31, 1997 by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property
                               Acquisition Trust I, a Delaware business trust, for the purpose of amending that certain
                               Limited Liability Company Agreement of GLN Capital Co., LLC dated as of November 25, 1996.

            10.41      (7)     Bond Purchase Agreement dated as of March 31, 1997 by and between GLN Capital Co., LLC (as
                               Buyer) and G&L Realty Partnership, L.P. (as Seller).

            10.42      (8)     Option Agreement, dated February 28, 1997, by and among G&L Realty Partnership, L.P., GLN
                               Capital Co., LLC and PHP Healthcare Corporation

            10.44      (9)     Loan and Security Agreement by GLN Capital Co., LLC, a Delaware limited liability Company, and G&L Realty Partnership, L.P., a Delaware limited partnership, dated as of June 1, 1997.

            10.45      (10)    First Amendment to GL/PHP, LLC Limited Liability Company Agreement by and among G&L Realty
                               Partnership, L.P., a Delaware limited partnership (the "Retiring Manager"), G&L Realty
                               Partnership, L.P., a Delaware limited partnership ("G&L Member"), and G&L Management
                               Delaware Corp., a Delaware corporation ("Manager Member"), made as of August 15, 1997.

            10.46      (10)    Lease Agreement between GL/PHP, a Delaware limited liability company (the "Landlord") and
                               Pinnacle Health Enterprises, LLC, a Delaware limited liability company wholly owned by PHP
                               Healthcare Corporation, a Delaware corporation (the "Tenant"), dated August 15, 1997

            10.47      (10)    Guaranty of Lease by PHP Healthcare Corporation, a Delaware corporation (the "Guarantor"), dated February 15, 1997.

(c)   Exhibits - (continued from previous page)


        Exhibit No.   Note                                             Description
        -----------   ----     ----------------------------------------------------------------------------------------------------
            10.48      (10)    Non-Negotiable 8.5% Note Due July 31, 2007 in which G&L Realty Partnership, L.P., a
                               Delaware limited partnership (the "Maker"), promises to pay to PHP Healthcare Corporation
                               (the "Payee") the principal sum of $2,000,000.00, dated August 15, 1997.

            10.49      (10)    Mortgage Note in which GL/PHP, LLC a Delaware limited liability company (the "Maker")
                               promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, the principal sum of $16,000,000.00, dated August 15, 1997.

            10.50      (10)    Mortgage, Assignment of Leases and Rents and Security Agreement by GL/PHP, LLC a Delaware
                               limited liability company (the "Mortgagor") to Nomura Asset Capital Corporation, a
                               Delaware corporation (the "Mortgagee"), dated August 15, 1997.

            10.51      (10)    Assignment of Leases and Rents by GL/PHP, LLC a Delaware limited liability company (the
                               "Assignor") to Nomura Asset Capital Corporation, a Delaware corporation (the "Assignee"), dated August 15, 1997.

            10.52      (10)    Environmental and Hazardous Substance Indemnification Agreement by GL/PHP, LLC a Delaware
                               limited liability company (the "Borrower") to Nomura Asset Capital Corporation, a Delaware
                               corporation (the "Lender"), dated August 15, 1997.

            10.53      (11)    Purchase and Sale Agreement, dated October 1, 1997, by and between Hampden Nursing Homes,
                               Inc. and G&L Senior Care, LLC.

            10.54      (11)    Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden
                               Holding Group, Inc.

            10.55      (11)    Loan Commitment, dated October 23, 1997, by and between G&L Realty Partnership, L.P. and
                               Iatros Health Network, Inc.

            10.56      (11)    Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden
                               Nursing Homes, Inc.

            10.57      (11)    Guaranty of Lease, dated October 1, 1997, by Iatros Health Network, Inc.

            10.58      (11)    Limited Liability Company Agreement of G&L Hampden, LLC.

            10.59      (11)    Loan Agreement by and between Nomura Asset Capital Corporation and G&L Hampden, LLC.

            10.60      (11)    Promissory Note in the amount of $6,000,000.00 given by G&L Hampden, LLC in favor of
                               Nomura Asset Capital Corporation.

            10.61      (11)    Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing for each of the 3 Hampden Properties.

            10.62      (12)    Operating Agreement of AV Medical Associates, LLC, dated as of September 25, 1997.

            10.63      (12)    Real Estate Lease by and between AV Medical Associates, LLC and Hoag Memorial Hospital
                               Presbyterian.

(c)   Exhibits - (continued from previous page)


        Exhibit No.   Note                                             Description
        -----------   ----     ----------------------------------------------------------------------------------------------------
            10.64      (12)    Assignment of Purchase Agreement and Development Management Agreement by and between G&L
                               Realty Partnership, L.P., Centrium Associates LLC and M&Z Aliso Associates, LLC.

            10.68      (12)    Promissory Note in the Amount of $2,799,490.00 given by Valley Convalescent, LLC in favor of G&L Realty Partnership, L.P.

            10.69      (12)    Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty
                               Partnership, L.P.

            10.70      (12)    Assignment of Leases and Rents, dated as of August 29, 1997, by and between Valley
                               Convalescent, LLC and G&L Realty Partnership, L.P.

            10.77      (13)    Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L
                               Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

            10.78      (13)    Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado
                               Managers Corp. as Tenant dated December 1, 1998.

            10.79      (13)    Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively
                               "Guarantor") in favor of G&L Coronado, LLC ("Landlord").

            10.80              Promissory Note in the Amount of $2,000,000 given by G&L Realty Corporation in favor of
                               Reese L. Milner, as Trustee of The Milner Trust.

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

13) Filed as an exhibit to the Company's Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.

 c)  Management contract or compensatory plan or arrangement.



(b)  Reports on Form 8-K

     There have been no reports filed on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURE
                                   ---------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                            G&L REALTY CORP.



Date:  May 17, 1999                             By:     /s/ David E. Hamer
                                                   -----------------------------
                                                          David E. Hamer
                                                          Chief Accounting
                                                          Officer