Form 10-Q
period 1999-06-30
G&L REALTY CORP
filed 1999-08-13
CIK 912240

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              -------------------

                                   FORM 10-Q
(Mark One)

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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

                              -------------------

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

     The number of shares outstanding of the Registrant's Common Stock as of August 10, 1999 was 3,910,400 shares.

===============================================================================

                               G&L REALTY CORP.

                                     INDEX

                                                                                                            Page
Part I            Financial Information                                                                    Number
     Item 1       Financial Statements
                    Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
                      December 31, 1998..............................................................          3
                    Consolidated Statements of Operations for the Three and Six Month Periods
                      Ended June 30, 1999 and 1998 (unaudited).......................................          4
                    Consolidated Statements of Cash Flows for the Six Month Periods Ended
                      June 30, 1999 and 1998 (unaudited).............................................      5 - 6
                    Notes to Consolidated Financial Statements (unaudited)...........................     7 - 17
     Item 2         Management's Discussion and Analysis of Financial Condition and Results of
                      Operations.....................................................................    18 - 24
     Item 3         Quantitative and Qualitative Disclosures about Market Risk.......................         25
Part II           Other Information
     Item 1         Legal Proceedings................................................................         26
     Item 2         Changes in Securities............................................................         26
     Item 3         Defaults Upon Senior Securities..................................................         26
     Item 4         Submission of Matters to a Vote of Security Holders..............................         26
     Item 5         Other Information................................................................         26
     Item 6         Exhibits and Reports on Form 8-K.................................................    27 - 31

Signature           .................................................................................         32

                               G&L REALTY CORP.

                          CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                              June 30,           December 31,
                                                                                1999                 1998
                                                                             --------------------------------
                                                                             (Unaudited)
                                   ASSETS
                                   ------
Rental properties (Note 3):
   Land                                                                      $ 34,746              $ 35,059
   Building and improvements, net                                             152,872               142,531
   Projects under development                                                   1,542                 9,161
                                                                             --------              --------
     Total rental properties                                                  189,160               186,751
Cash and cash equivalents                                                       1,885                 1,379
Restricted cash                                                                 5,505                 4,007
Tenant rent and reimbursements receivable, net                                  2,094                 2,050
Unbilled rent receivable, net                                                   2,043                 1,892
Other receivables, net                                                            335                   208
Mortgage loans and notes receivable, net                                       13,500                12,101
Investments in unconsolidated affiliates (Note 6)                               7,936                 7,469
Deferred charges and other assets, net (Note 4)                                 4,699                 3,642
                                                                             --------              --------
 TOTAL ASSETS                                                                $227,157              $219,499
                                                                             ========              ========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------
LIABILITIES:
   Notes payable                                                             $147,729              $134,880
   Accounts payable and other liabilities                                       2,115                 2,296
   Distributions payable                                                        1,810                 1,768
   Tenant security deposits                                                     1,255                 1,270
                                                                             --------              --------
     Total liabilities                                                        152,909               140,214
                                                                             --------              --------

Commitments and Contingencies (Note 8)                                            ---                   ---

Minority interest in consolidated affiliates                                   (2,103)               (2,033)
Minority interest in Operating Partnership                                      1,253                 1,734

STOCKHOLDERS' EQUITY (Note 5):
   Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
    . Series A Preferred - 1,495,000 shares issued and outstanding as
      of June 30, 1999 and December 31, 1998                                       15                    15
    . Series B Preferred - 1,380,000 shares issued and outstanding as
      of June 30, 1999 and December 31, 1998                                       14                    14
   Common shares - $.01 par value, 50,000,000 shares authorized,
    3,931,700 and 3,995,000 shares issued and outstanding as of
    June 30, 1999 and December 31, 1998, respectively                              39                    40
   Additional paid-in capital                                                  88,943                91,709
   Distributions in excess of net income                                      (13,913)              (12,194)
                                                                             --------              --------
     Total stockholders' equity                                                75,098                79,584
                                                                             --------              --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $227,157              $219,499
                                                                             ========              ========

          See accompanying notes to Consolidated Financial Statements

                               G&L REALTY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                       For the Three Month       For the Six Month
                                                      Periods Ended June 30,    Periods Ended June 30,
                                                         1999       1998          1999       1998
                                                      -----------------------------------------------
REVENUES:
  Rental                                                $7,064     $6,113       $13,976     $11,995
  Tenant reimbursement                                     239        209           610         338
  Parking                                                  274        374           538         733
  Interest, loan fees and related income                   714      1,267         1,295       2,323
  Other                                                    254        113           290         171
                                                        -------------------------------------------
    Total revenues                                       8,545      8,076        16,709      15,560
                                                        -------------------------------------------

EXPENSES:
  Property operations                                    1,762      1,506         3,666       2,917
  Depreciation and amortization                          1,402      1,083         2,735       2,143
  Interest                                               2,896      2,093         5,512       4,009
  General and administrative                               816        734         1,457       1,423
                                                        -------------------------------------------
    Total expenses                                       6,876      5,416        13,370      10,492
                                                        -------------------------------------------
Income from operations                                   1,669      2,660         3,339       5,068

Equity in (loss) earnings of unconsolidated
  affiliates                                              (277)       101          (270)        153
Minority interest in consolidated affiliates               (39)       (69)          (89)       (115)
Minority interest in Operating Partnership                  62        (95)           86        (143)
                                                        -------------------------------------------
Net income                                              $1,415     $2,597       $ 3,066     $ 4,963
                                                        ===========================================
Per share data:
  Basic                                                 $(0.10)    $ 0.19       $ (0.14)    $  0.33
                                                        ===========================================
  Fully diluted                                         $(0.10)    $ 0.19       $ (0.14)    $  0.32
                                                        ===========================================
Weighted average shares outstanding:
  Basic                                                  3,937      4,122         3,957       4,124
                                                        ===========================================
  Fully diluted                                          3,949      4,163         3,971       4,177
                                                        ===========================================


          See accompanying notes to Consolidated Financial Statements

                               G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                                            Six Month Periods Ended June 30,
                                                                                1999              1998
                                                                            -------------------------------
                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $ 3,066          $  4,963
  Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                         2,735             2,143
          Amortization of deferred loan costs                                     123                86
          Minority interests                                                        3               258
          Equity in loss (income) from unconsolidated affiliates                  270              (153)
          Unbilled rent receivable, net                                          (151)             (166)
          Allowance for doubtful notes and accounts receivable                      8               ---
          (Increase) decrease in:
               Other receivables                                                 (127)              529
               Tenant rent and reimbursements receivable                          (52)             (509)
               Prepaid expense and other assets                                   (75)             (321)
               Accrued interest receivable and loan fees                         (540)             (761)
          Increase (decrease) in:
               Accounts payable and other liabilities                            (181)             (197)
               Tenant security deposits                                           (15)               62
                                                                            -------------     -------------
Net cash provided by operating activities                                       5,064             5,934
                                                                            -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental properties                                                ---           (17,128)
  Additions to rental properties                                               (1,679)             (651)
  Pre-acquiition costs                                                           (611)             (295)
  Construction-in-progress                                                     (3,643)           (1,697)
  Leasing commissions                                                            (353)             (289)
  Investment in notes and bonds receivable (net)                                 (960)           (5,159)
  Principal reductions received on notes receivable                               101             1,016
  Contributions to unconsolidated affiliates                                     (885)           (1,599)
  Disposition of real estate assets                                               295               ---
  Distributions from unconsolidated affiliates                                    148               ---
                                                                            -------------     ------------
Net cash used in investing activities                                          (7,587)          (25,802)
                                                                            -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable proceeds                                                       16,700            29,032
  Repayment of notes payable                                                   (3,851)           (8,339)
  Deferred financing costs                                                       (258)             (434)
  (Decrease) increase in restricted cash                                       (1,498)            4,065
  Purchase of common stock and partnership units                                 (767)             (199)
  Minority interest contribution                                                  ---               209
  Distributions                                                                (7,297)           (7,400)
                                                                            -------------     ------------
Net cash provided by financing activities                                       3,029            16,934
                                                                            -------------     ------------

    See accompanying notes to Consolidated Financial Statements

                               G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                               Six Months Ended June 30,
                                                               1999                1998
                                                            ------------------------------
                                                                     (Unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              506              (2,934)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  1,379              13,609
                                                              -------             -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 1,885             $10,675
                                                              =======             =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest                    $ 6,028             $ 4,289
                                                              =======             =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
  Distributions declared not yet paid                         $ 1,780             $ 1,799
                                                              =======             =======
  Transfers from projects under development to building       $11,262                  --
                                                              =======             =======
  Preferred distributions due to minority partner             $    14                  --
                                                              =======             =======

          See accompanying notes to Consolidated Financial Statements

                               G&L REALTY CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

    . Valley Convalescent, LLC ("Valley Convalescent") is a California limited liability company formed by the Company, through the Operating Partnership, and Continuum Health Incorporated, a Delaware corporation ("Continuum"). Both the Operating Partnership and Continuum hold a 50% ownership interest in Valley Convalescent. Continuum is the managing member of Valley Convalescent, which was formed for the purpose of acquiring the Valley Convalescent Center located in El Centro, California.

    . G&L - Grabel, San Pedro, LLC ("San Pedro") is a California limited liability company, formed on March 10, 1998 by the Company through the Operating Partnership, and Gary Grabel, an experienced MOB manager. The Company and Gary Grabel contributed to San Pedro 84% and 16% of the equity, respectively. However, the initial ownership interests of the parties will be adjusted to 50% as each partner receives a return of its initial capital contribution through preferred distributions. San Pedro was formed for the purpose of acquiring four MOBs located at 1360 West 6th St. in San Pedro, California.

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

    . G&L Penasquitos, Inc. ("Penasquitos Inc.") is a California corporation formed on April 21, 1998 by the Company, through the Operating Partnership, and Parsons House, LLC, a California limited liability company. The Company owns 75% of the total equity in Penasquitos Inc. in the form of non-voting preferred stock. Parsons holds 25% of the total equity and all of the voting common stock. Penasquitos Inc. was formed for the purpose of operating a senior care facility to be built in Rancho Penasquitos, California.

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

    . G&L Parsons on Eagle Run, Inc. ("Eagle Run Inc.") is a California corporation formed on December 20, 1998 by the Company, through the Operating Partnership, and Parsons. Eagle Run Inc. was formed for the purpose of operating the senior care facility to be constructed in Omaha, Nebraska on the land acquired by Eagle Run.

                               G&L REALTY CORP.

                                  (Unaudited)

GLN, Valley Convalescent, San Pedro, Penasquitos Inc., Penasquitos LLC, Pacific Gardens Corp., Eagle Run and Eagle Run Inc. are herein collectively referred to as the "Unconsolidated Affiliates" and individually as "Unconsolidated Affiliate."


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

     The information presented as of and for the six month periods ended June 30, 1999 and 1998 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results that might be expected for the full fiscal year.

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

                               G&L REALTY CORP.

                                  (Unaudited)


3.  BUILDINGS AND IMPROVEMENTS

        Buildings and improvements consist of the following:

                                                                                        June 30,             December 31,
                                                                                         1999                   1998
                                                                                    -------------------------------------
                                                                                                (in thousands)
        Buildings and improvements......................................               $164,555               $152,618
        Tenant improvements.............................................                  6,764                  5,846
        Furniture, fixtures and equipment...............................                  2,664                  2,560
                                                                                    ------------             ----------
                                                                                        173,983                161,024
        Less accumulated depreciation and amortization..................                (21,111)               (18,493)
                                                                                    ------------             ----------
          Total.........................................................               $152,872               $142,531
                                                                                    ============             ==========

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



4.  DEFERRED CHARGES AND OTHER ASSETS

        Deferred charges and other assets consist of the following:

                                                                                      June 30,              December 31,
                                                                                        1999                    1998
                                                                                    -----------------------------------
                                                                                              (in thousands)
        Deferred financing costs........................................                 $2,798                 $2,558
        Pre-acquisition costs...........................................                    660                     49
        Leasing commissions.............................................                  1,625                  1,272
        Prepaid expense and other assets................................                    553                    478
                                                                                    ------------             ----------
                                                                                          5,636                  4,357
        Less accumulated amortization...................................                   (937)                  (715)
                                                                                    ------------             ----------
          Total.........................................................                 $4,699                 $3,642
                                                                                    ============             ==========

                               G&L REALTY CORP.

                                  (Unaudited)

5.  STOCKHOLDERS' EQUITY

        Distributions in excess of net income-- The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the six months ended June 30, 1999 and for the year ended December 31, 1998:


                                                                                       June 30,            December 31,
                                                                                        1999                   1998
                                                                                    -----------------------------------
                                                                                              (in thousands)
Distributions in excess of net income
 at beginning of period....................................................             $(12,194)              $ (2,802)
Net income during period...................................................                3,066                  4,343
Minority interest adjustment...............................................                1,902                    ---
Less: Distributions declared...............................................               (6,687)               (13,735)
                                                                                    ------------             ----------
Distributions in excess of net income......................................             $(13,913)              $(12,194)
                                                                                    ============             ==========


        Earnings per share--Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each period. Fully diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options to purchase shares of common stock granted under the Company's 1993 Stock Incentive Plan, as amended. As of June 30, 1999 and 1998 there were approximately 213,500 and 233,500 stock options outstanding with weighted average exercise prices of $14.49. For the six months ended June 30, 1999, the incremental shares that would have been outstanding upon the assumed exercise of stock options would have been anti-dilutive and, therefore, were not considered in the computation of fully diluted earnings per share. The following table reconciles the numerator and denominator of the basic and fully diluted per share computations for net income for the three and six months ended June 30, 1999 and 1998:

                               G&L REALTY CORP.

                                  (Unaudited)

                                                        Three months ended June 30,         Six months ended June 30,
                                                           1999              1998             1999             1998
                                                        -------------------------------------------------------------
                                                               (in thousands)                    (in thousands)
             Numerator:
             ----------
               Net income                                  $ 1,415          $ 2,597          $ 3,066          $ 4,963
               Preferred stock dividends                    (1,803)          (1,803)          (3,606)          (3,775)
                                                         ----------        ---------        ---------       ----------
               Net (loss) income available to
               common stockholders                         $  (388)         $   794          $  (540)         $ 1,188
                                                         ==========        =========        =========       ==========

             Denominator:
             ------------
               Weighted average shares - basic               3,937            4,122            3,957            4,124
               Dilutive effect of stock options                 12               41               14               53
                                                         ----------        ---------        ---------       ----------
               Weighted average shares - fully
                 diluted                                     3,949            4,163            3,971            4,177
                                                         ==========        =========        =========       ==========
             Per share:
             ----------
               Basic                                       $ (0.10)         $  0.19          $ (0.14)         $  0.33
               Dilutive effect of stock options                ---              ---              ---            (0.01)
                                                         ----------        ---------        ---------       ----------
               Fully diluted                               $ (0.10)         $  0.19          $ (0.14)         $  0.32
                                                         ==========        =========        =========       ==========

     At various times during the six months ended June 30, 1999 the Company repurchased a total of 63,200 shares of the Company's Common Stock at an average price of approximately $12.13 per share.

                               G&L REALTY CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in
Note 1. The following table provides a summary of the Company's investment in each of these entities as of June 30, 1999. (In thousands).

                                                Valley         San      Penasquitos   Penasquitos
                                   GLN       Convalescent     Pedro         LLC           Inc.
                                  ----------------------------------------------------------------
Opening balance at beginning
 of period.....................    $708         $   76       $1,165        $1,229        $ 270
Equity in earnings (loss) of
 affiliates....................      36            (17)         167            15         (277)
Cash contributions.............       8            312          ---           125          113
Cash distributions.............     ---            (22)         (86)          ---          ---
                                   ----         ------       ------        ------        -----
Equity, before inter-company
 adjustments...................     752            349        1,246         1,369          106
                                   ----         ------       ------        ------        -----
Intercompany transactions:
 Receivable, net...............      58          3,371          (65)          204           (1)
                                   ----         ------       ------        ------        -----
Investment in unconsolidated
 affiliates....................    $810         $3,720       $1,181        $1,573        $ 105
                                   ----         ------       ------        ------        -----

                                      Pacific
                                      Gardens     Eagle Run     Eagle Run
                                       Corp.         Inc.          LLC      Total
                                     ---------------------------------------------
Opening balance at beginning
 of period.....................        $(149)        $150         $650      $4,099
Equity in earnings (loss) of
 affiliates....................         (163)         (30)          (1)       (270)
Cash contributions.............          ---          ---            5         563
Cash distributions.............          ---          ---          ---        (108)
                                       -----         ----         ----      ------
Equity, before inter-company
 adjustments...................         (312)         120          654       4,284
                                       -----         ----         ----      ------
Intercompany transactions:
 Receivable, net...............           57          ---           28       3,652
                                       -----         ----         ----      ------
Investment in unconsolidated
 affiliates....................        $(255)        $120         $682      $7,936
                                       -----         ----         ----      ------

                               G&L REALTY CORP.

                                  (Unaudited)

   Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the six months ended June 30, 1999.
(In thousands).

                                                       Valley           San         Penasquitos     Penasquitos
                                           GLN      Convalescent       Pedro            LLC             Inc.
                                         ----------------------------------------------------------------------
Financial Position:
-------------------
  Land...............................    $  ---        $   382        $ 1,882         $   ---          $ ---
  Buildings..........................       ---          2,663          4,347             ---            ---
  Notes receivable, net                   1,538            ---            ---             ---            ---
  Other assets.......................        31            783            322           7,798            482
  Notes payable......................       ---         (2,799)        (4,853)         (5,961)          (199)
  Other liabilities..................       (74)          (336)          (164)           (265)          (293)
                                         ------        -------        -------         -------          -----
Net assets...........................    $1,495        $   693        $ 1,534         $ 1,572          $ (10)
                                         ======        =======        =======         =======          =====

Partner's equity:
-----------------
  G&L Realty Partnership, L.P........    $  752        $   349        $ 1,246         $ 1,369          $ 106
  Others.............................       743            344            288             203           (116)
                                         ------        -------        -------         -------          -----
Total equity.........................    $1,495        $   693        $ 1,534         $ 1,572          $ (10)
                                         ======        =======        =======         =======          =====

Operations:
-----------
  Revenues...........................    $   72        $   234        $   589         $   227          $ 190
  Expenses...........................       ---           (268)          (422)           (197)          (560)
                                         ------        -------        -------         -------          -----
Net income (loss)....................    $   72        $   (34)       $   167              30           (370)
                                         ======        =======        =======         =======          =====

Allocation of net income (loss):
--------------------------------
  G&L Realty Partnership, L.P........    $   36        $   (17)       $   167         $    15          $(277)
  Others.............................        36            (17)           ---              15            (93)
                                         ------        -------        -------         -------          -----
Net income (loss)....................    $   72        $   (34)       $   167         $    30          $(370)
                                         ======        =======        =======         =======          =====

                                            Pacific
                                            Gardens      Eagle Run     Eagle Run
                                             Corp.          Inc.          LLC            Total
                                           ----------------------------------------------------
Financial Position:
-------------------
  Land...............................      $   ---         $ ---        $   ---        $  2,264
  Buildings..........................          ---           ---            ---           7,010
  Notes receivable, net                        ---           ---            ---           1,538
  Other assets.......................          156           240          4,293          14,105
  Notes payable......................          ---           ---            ---         (13,812)
  Other liabilities..................         (491)         (113)        (2,994)         (4,730)
                                           -------         -----        -------        --------
Net assets...........................      $  (335)        $ 127        $ 1,299        $  6,375
                                           =======         =====        =======        ========

Partner's equity:
-----------------
  G&L Realty Partnership, L.P........      $  (312)        $ 120            654        $  4,284
  Others.............................          (23)            7            645           2,091
                                           -------         -----        -------        --------
Total equity.........................      $  (335)        $ 127        $ 1,299        $  6,375
                                           =======         =====        =======        ========

Operations:
-----------
  Revenues...........................      $ 1,371         $ ---            ---        $  2,683
  Expenses...........................       (1,546)          (60)            (2)         (3,055)
                                           -------         -----        -------        --------
Net income (loss)....................      $  (175)        $ (60)       $    (2)       $   (372)
                                           =======         =====        =======        ========

Allocation of net income (loss):
--------------------------------
  G&L Realty Partnership, L.P........      $  (163)        $ (30)            (1)       $   (270)
  Others.............................          (12)          (30)            (1)           (102)
                                           -------         -----        -------        --------
Net income (loss)....................      $  (175)        $ (60)       $    (2)       $   (372)
                                           =======         =====        =======        ========

                               G&L REALTY CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.   SEGMENT INFORMATION

     The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties.
Investments in healthcare property consists of acquisitions, made either directly or indirectly through joint ventures, of MOBs or senior care facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate acquisitions of MOBs or senior care facilities by third parties, made either directly or through GLN. The tables on the following pages reconcile the Company's income and expense activity for the six months ended June 30, 1999 and 1998 and balance sheet data as of June 30, 1999 for these segments.

                                   1999 Reconciliation of Reportable Segment Information
                                          For the six months ended June 30, 1999

                                                        Property             Debt
                                                      Investments         Obligations           Other           Total
                                                      ----------------------------------------------------------------
                                                                               (In thousands)
   Revenue:
     Rents, tenant reimbursements and parking...        $15,124             $  ---            $   ---          $15,124
     Interest, loan fees and related revenues...            205              1,005                 85            1,295
     Other......................................            290                ---                ---              290
                                                        -------             ------            -------          -------
         Total revenues.........................         15,619              1,005                 85           16,709
                                                        -------             ------            -------          -------

   Expenses:
     Property operations........................          3,666                ---                ---            3,666
     Depreciation and amortization..............          2,575                ---                160            2,735
     Interest...................................            ---                ---              5,512            5,512
     General and administrative.................            ---                ---              1,457            1,457
                                                        -------             ------            -------          -------
         Total expenses.........................          6,241                ---              7,129           13,370
                                                        -------             ------            -------          -------
   Income (loss) from operations before
     minority interests.........................        $ 9,378             $1,005            $(7,044)         $ 3,339
                                                        =======             ======            =======          =======

                                   1998 Reconciliation of Reportable Segment Information
                                          For the six months ended June 30, 1998

                                                        Property         Debt
                                                      Investments     Obligations      Other            Total
                                                      --------------------------------------------------------
                                                                         (In thousands)
   Revenue:
     Rents, tenant reimbursements and parking...        $13,066         $  ---        $   ---          $13,066
     Interest, loan fees and related revenues...            109          1,819            395            2,323
     Other......................................            152              4             15              171
                                                        -------         ------        -------          -------
         Total revenues.........................         13,327          1,823            410           15,560
                                                        -------         ------        -------          -------

   Expenses:
     Property operations........................          2,866             51            ---            2,917
     Depreciation and amortization..............          2,113            ---             30            2,143
     Interest...................................            ---            ---          4,009            4,009
     General and administrative.................            ---            ---          1,423            1,423
                                                        -------         ------        -------          -------
         Total expenses.........................          4,979             51          5,462           10,492
                                                        -------         ------        -------          -------
   Income (loss) from operations before
     minority interests.........................        $ 8,348         $1,772        $(5,052)         $ 5,068
                                                        =======         ======        =======          =======

                               G&L REALTY CORP.

                                  (Unaudited)

                                  1999 Reconciliation of Reportable Segment Information
                                                 As of June 30, 1999

                                                                Property       Debt
                                                               Investments  Obligations      Other          Total
                                                               ----------------------------------------------------
                                                                                  (In thousands)
     Rental properties..................................        $187,618      $   ---        $  ---        $187,618
     Mortgage loans and bonds receivable, net...........             ---       13,500           ---          13,500
     Other assets.......................................          21,031          810         4,198          26,039
                                                                --------      -------        ------        --------
         Total assets...................................        $208,649      $14,310        $4,198        $227,157
                                                                ========      =======        ======        ========

     Other assets:
       Cash and cash equivalents........................        $    ---      $   ---        $1,885        $  1,885
       Restricted cash..................................           5,505          ---           ---           5,505
       Tenant rent and reimbursements receivable, net...           2,094          ---           ---           2,094
       Unbilled rent receivable, net....................           2,043          ---           ---           2,043
       Other receivables, net...........................             335          ---           ---             335
       Investment in unconsolidated affiliates..........           7,126          810           ---           7,936
       Investment in marketable securities..............             ---          ---           ---             ---
       Deferred financing costs, net....................             ---          ---         2,313           2,313
       Pre-acquisition costs............................             660          ---           ---             660
       Construction in progress.........................           1,542          ---           ---           1,542
       Deferred lease costs, net........................           1,173          ---           ---           1,173
       Prepaid expense and other........................             553          ---           ---             553
                                                                --------      -------        ------        --------
         Total other assets.............................        $ 21,031      $   810        $4,198        $ 26,039
                                                                ========      =======        ======        ========

     Capital Expenditures
     ---------------------
       Purchases of real estate assets..................        $    ---      $   ---        $  ---        $    ---
       Additions to rental properties...................           1,663          ---            33           1,696
                                                                --------      -------        ------        --------
         Total capital expenditures.....................        $  1,663      $   ---        $   33        $  1,696
                                                                ========      =======        ======        ========

8.   COMMITMENTS AND CONTINGENCIES

     Except as discussed below, neither the Company, any of its consolidated or unconsolidated affiliates, nor any of the assets within their respective portfolios of MOBs, senior care facilities, parking facilities, and retail space is currently a party to any material litigation.

     In November 1998, the previous tenant of six MOBs located in New Jersey and owned by GL/PHP, LLC ("GL/PHP"), a wholly owned subsidiary of the Company, Pinnacle Health Enterprises, LLC ("Pinnacle"), a subsidiary of PHP Healthcare Corporation ("PHP"), filed a Chapter 7 bankruptcy petition. Subsequently, PHP filed a Chapter 7 bankruptcy petition. In December 1998, the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") took over the operations of Pinnacle. Pinnacle paid administrative rent through the bankruptcy proceeding through March 5, 1999. It then elected to terminate the lease. The Commissioner continued to occupy and lease certain of the buildings through March 31, 1999. The Commissioner vacated the buildings as of March 31, 1999. GL/PHP has leased one of the buildings, a portion of an additional building and has a lease proposal for a third building. GL/PHP is attempting to restructure the loan in order to attempt to preserve its investment in the MOBs. On May 5, 1999, GL/PHP presented a loan-restructuring plan to Amresco Management, Inc. ("Amresco"), the loan servicer, in regards to the mortgage secured by the six MOBs.

                               G&L REALTY CORP.

                                  (Unaudited)

GL/PHP has been in default on this loan since May 1999. On May 10, 1999, Amresco rejected the Company's restructuring plan. The Company has since continued to negotiate with Amresco in seeking an acceptable resolution of the current problems. On July 6, 1999, Amresco served GL/PHP with a complaint commencing a judicial foreclosure and requesting the appointment of a receiver in the Superior Court of New Jersey Chancery Division Bergen County. GL/PHP has retained legal counsel in New Jersey and is actively exploring various alternatives.

9.   RELATED PARTY TRANSACTIONS

     On April 15, 1999, the Company borrowed $2.0 million from Reese L. Milner, a director of the Company. The loan bore interest at 12% per annum and was due on May 15, 1999. The Company also paid a loan fee of $20,000 to Mr. Milner. The loan was secured by a first trust deed against a parcel of real property owned by the Company. On May 13, 1999, the loan was extended until new financing on the collateralized property was obtained. The Company repaid the loan plus all accrued interest on June 13, 1999.

     On May 4, 1999, the Company sold a vacant parcel of real property for $1.6 million to the Craig Corporation, whose president is S. Craig Tompkins, a director of the Company. The Company has the option to repurchase the property beginning on November 15, 1999 and ending on December 3, 1999 for $1.8 million plus any costs incurred by the Craig Corporation with respect to the property. Beginning on January 24, 2000 and ending on January 31, 2000, the Craig Corporation has the option to sell the property to the Company for $1.9 million. Thereafter, the option sale price will increase at a rate of 3% per month, adjusted pro rata for any periods of less than one month. The Company has accounted for this transaction in accordance with FAS 66 "Accounting for Sales of Real Estate" and has treated this sale as a financing transaction.

     On May 18, 1999, the Company entered into an agreement with the Craig Corporation, whose president is S. Craig Tompkins, a director of the Company, whereby the Craig Corporation would purchase up to 36,000 shares of the Company's common stock on the open market and the Company would have the option to purchase these shares from the Craig Corporation on or before December 3, 1999 at the Craig Corporation's cost plus a premium of 20% per annum, less any dividends received. After December 3, 1999, the Craig Corporation has the option to sell the shares to the Company between January 24 and January 31, 2000 at its cost plus a premium of 25% per annum. Thereafter, the option sale price will increase at a rate of 3% per month. The exercise of the Company's option is contingent upon the exercise of the Company's option to repurchase the vacant parcel of land from the Craig Corporation discussed above. As of August 3, 1999, the Craig Corporation had purchased 35,400 shares of the Company's common stock at an average price of $10.47.

10.  SUBSEQUENT EVENTS

     On July 2, 1999, the Company obtained a $10 million long-term loan secured by its six building portfolio of MOBs located at the Henry Mayo Newhall Hospital campus at an interest rate of 6.85%, of which $5 million was used to repay a short-term loan secured by these buildings. An additional $2.5 million was escrowed by the lender until the Company meets certain occupancy thresholds at the collateralized buildings.

     On July 26, 1999, the Company obtained a $7.5 million short-term loan secured by three of its properties located in Tustin, California, at an interest rate of prime plus 0.75%. The loan is due in 18 months.

     On August 6, 1999, the Company refinanced the existing $8.5 million mortgage on Pacific Gardens, a senior care facility located in Santa Monica, California, with an $11.4 million long-term HUD loan at an interest rate of 8%.

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

Results of Operations
---------------------

   Comparison of the Six Month Period Ended June 30, 1999 versus the Six Month Period Ended June 30, 1998.

   Total revenues increased by $1.1 million, or 7%, from $15.6 million in the first half of 1998, to $16.7 million for the same period in 1999. Rents, tenant reimbursements and parking revenues increased an aggregate $2.0 million, or 15%, from a combined total of $13.1 million during the first half of 1998, to $15.1 million for the same period in 1999. The purchase of two senior care facilities located in Santa Monica, California and Hoquiam, Washington during June and
August 1998, respectively, accounted for $0.8 million of this increase.   The
purchase of a 49,000 square foot MOB in Valencia, California and a 40,000 square foot office and retail complex in Coronado, California in December 1998 accounted for an additional $1.2 million increase. Interest, loan fees and related revenues derived from loans secured by senior care facilities decreased approximately $1.0 million, or 43%, from $2.3 million in the first half of 1998, to $1.3 million for the same period in 1999. This decrease was partially due to the repayment during 1998 of seven outstanding loans, representing a total decrease of $0.4 million in interest and loan fee income. An additional $0.4 million of this decrease was due to the loss of interest, during the first half of 1999, on non-performing loans for which the Company had previously reserved approximately $2.8 million in December 1998. Furthermore, interest earned on cash on hand decreased in the first half of 1999 by approximately $0.2 million, as the Company had approximately $14 million of cash on hand during the first half of 1998 and only $1.9 million during the first half of 1999. Other income increased by $0.1 million, or 50%, from $0.2 million in the first half of 1998, to $0.3 million for the same period in 1999. This increase was due to the sale of a parcel of land located in Tustin, California by the Company for a gain of $0.2 million.

   Total expenses increased by $2.9 million, or 27%, from $10.5 million for the six months ended June 30, 1998, to $13.4 million for the same period in 1999. Property operating expenses increased by $0.8 million, or 28%, from $2.9 million for the six months ended June 30, 1998, to $3.7 million for the same period in 1999. Property acquisitions made by the Company during 1998 accounted for $0.5 million of this increase. The remaining $0.2 million increase was due to costs related to new management personnel. Depreciation and amortization increased $0.6 million, or 28%, from $2.1 million for the six months ended June 30, 1998, to $2.7 million for the same period in 1999. This increase was attributable to property acquisitions made by the Company during 1998 and new building developments completed during 1999. Interest expense increased $1.5 million, or 38%, from $4.0 million for the six months ended June 30, 1998, to $5.5 million for the same period in 1999. This increase was mainly due to interest incurred on borrowings of $58.0 million made by the Company subsequent to March 31, 1998. These borrowings accounted for an increase in interest expense of $1.6 million. This increase was offset by an increase in the capitalization of interest expense of $0.1 million related to real estate projects that the Company currently has in development.

   Equity in earnings of unconsolidated affiliates decreased $0.4 million, or 400%, from $0.1 million for the six months ended June 30, 1998 to $(0.3) million for the same period in 1999. This decrease was primarily the result of start-up losses associated with the Company's 75% investment in Penasquitos Inc. In March 1999, Rancho Penasquitos, an assisted living facility operated by Penasquitos Inc., commenced operations. The facility is currently in the process of leasing its units. However, during this lease-up phase, the facility is operating with a deficit. The Company expects the facility to reach stabilized occupancy by the end of 1999, at which time the facility will produce positive income for the Company.

   Net income decreased $1.9 million, or 38%, from $5.0 million for the six months ended June 30, 1998 to $3.0 million for the same period in 1999. This decrease was primarily due to the $1.5 million increase in interest expense, the $1.3 million increase in property operating expenses and depreciation as well as the $1.0 million decrease in interest income. These amounts were offset by a $2.0 million increase in rents, tenant reimbursements and parking revenues.

   Comparison of the Three Month Period Ended June 30, 1999 versus the Three Month Period Ended June 30, 1998.

   Total revenues increased by $0.4 million, or 5%, from $8.1 million in the three months ended June 30, 1998, to $8.5 million for the same period in 1999. Rents, tenant reimbursements and parking revenues increased an aggregate $0.9 million, or 13%, from a combined total of $6.7 million during the second quarter of 1998, to $7.6 million for the same period in 1999. The purchase of two senior care facilities located in Santa Monica, California and Hoquiam, Washington during June and August 1998, respectively, accounted for $0.4 million of this increase. The purchase of a 49,000 square foot MOB in Valencia, California and a 40,000 square foot office and retail complex in Coronado, California in December 1998 accounted for an additional $0.5 million increase. Interest, loan fees and related revenues derived from loans secured by senior care facilities decreased approximately $0.6 million, or 46%, from $1.3 million in the second quarter of 1998, to $0.7 million for the same period in 1999.
This decrease was partially due to the repayment during 1998 of seven outstanding loans, representing a total decrease of $0.3 million in interest and loan fee income. An additional $0.2 million of this decrease was due to the loss of interest, during the second quarter of 1999, on non-performing loans for which the Company had previously reserved approximately $2.8 million in December 1998. Furthermore, interest earned on cash on hand decreased in the second quarter of 1999 by approximately $0.1 million. Other income increased by $0.2 million, or 200%, from $0.1 million in the second quarter of 1998, to $0.3 million for the same period in 1999. This increase was due to the sale of a parcel of land located in Tustin, California by the Company for a gain of $0.2 million.

   Total expenses increased by $1.5 million, or 28%, from $5.4 million for the three months ended June 30, 1998, to $6.9 million for the same period in 1999. Property operating expenses increased by $0.3 million, or 20%, from $1.5 million for the three months ended June 30, 1998, to $1.8 million for the same period in 1999. Property acquisitions made by the Company during 1998 accounted for this increase. Depreciation and amortization increased $0.3 million, or 27%, from $1.1 million for the three months ended June 30, 1998, to $1.4 million for the same period in 1999. This increase was attributable to property acquisitions made by the Company during 1998 and new building developments completed during 1999. Interest expense increased $0.8 million, or 38%, from $2.1 million for the three months ended June 30, 1998, to $2.9 million for the same period in 1999. This increase was mainly due to interest incurred on borrowings of $58.0 million made by the Company subsequent to March 31, 1998. These borrowings accounted for an increase in interest expense of $0.7 million. This increase was offset by an increase in the capitalization of interest expense of $0.1 million related to real estate projects that the Company currently has in development.

   Net income decreased $1.2 million, or 46%, from $2.6 million for the three months ended June 30, 1998 to $1.4 million for the same period in 1999. This decrease was primarily due to the $0.8 million increase in interest expense, the $0.6 million increase in property operating expenses and depreciation as well as the $0.6 million decrease in interest income. These amounts were offset by a $0.9 million increase in rents, tenant reimbursements and parking revenues.



Liquidity and Capital Resources
-------------------------------

   As of June 30, 1999, the Company's net investment in real estate assets totaled approximately $189.2 million, $7.9 million in joint ventures and $13.5 million invested in notes receivable. Debt outstanding as of June 30, 1999 totaled $147.7 million.

   The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs and Senior Care Facilities and senior care lending activities. These funds primarily consist of Funds from Operations ("FFO" - see discussion below of FFO). The Company's external sources of capital consist of various secured loans and lines of credit as well as access to public equity markets. During the second quarter of 1999, the Company obtained a $5.5 million short-term loan secured by one of its properties at an interest rate of LIBOR plus 3.0% and a $1.4 million short-term loan secured by one of its properties at an interest rate of prime plus 0.75%. In addition, the Company borrowed $2 million from one of its directors which was repaid during the quarter and sold a vacant parcel of land for $1.6 million to a company whose president is also a director of the Company (See Note 9 Related Party Transactions). Subsequent to June 30, 1999, the Company refinanced the $1.4 million short-term loan with a long-term $1.4 million loan at an interest rate of 7.375%. Also, in July 1999, the Company obtained a $10 million long-term loan secured by one of its properties at an interest rate of 6.85%, of which $5 million was used to repay a short-term loan secured by the property and an additional $2.5 million was escrowed by the lender until the Company meets certain occupancy thresholds at the collateralized property. Finally, subsequent to June 30, 1999, the Company obtained a $7.5 million short-term loan secured by three of its properties at an interest rate of prime plus 0.75%. During July 1999, the Company also repaid the outstanding balance of $1.2 million on one of its lines of credit. In August 1999, the Company refinanced its existing $8.5 million mortgage on one of its senior care facilities with an $11.4 million long-term HUD loan at an interest rate of 8%. All of the Company's secured loans as of June 30, 1999 bear interest at fixed rates ranging from 6.75% to 8.98%, except for an $8.5 million loan which bears interest at LIBOR plus 2.35% and a $5.5 million loan which bears interest at LIBOR plus 3.0%. The Company's ability to expand its MOB, Senior Care Facility and senior care lending operations requires continued access to capital to fund new investments.

   The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first and second quarter of 1999 in the amount of $0.39 per common share, which was paid on April 15 and July 15, 1999 to stockholders of record on March 31 and June 30, respectively. The Company also paid monthly dividends totaling $0.6 million to holders of the Company's Preferred Stock on the fifteenth day of each month during the first and second quarters to stockholders of record on the first day of each month. The Company distributed dividends of $3.6 million to holders of the Company's Common Stock during the first six months of 1999 while the Company's FFO was $1.9 million for the same period. Furthermore, in November 1998, one of the Company's major tenants declared bankruptcy and vacated the six buildings it occupied in New Jersey in March 1999 (See Note 8 Commitments and Contingencies). The Company has successfully leased one building and a part of another building and is continuing its lease-up efforts. However, these properties are secured by a $15.5 million loan and the Company's subsidiary that owns these properties has been in default on this loan since May 1999. On July 6, 1999, the lender commenced with a judicial foreclosure and requested the appointment of a receiver. The Company is continuing its efforts to resolve this situation. However, if the Company is unable to re-lease these properties or if the lender successfully forecloses on the properties, the Company's ability to make distributions to its shareholders will be negatively impacted. Notwithstanding the above, the Company is actively seeking additional investments for the purpose of increasing FFO. However, there can be no assurances that the Company will be able to acquire such assets or if such assets are acquired and combined with the Company's other investments, will enable the Company to consistently produce a level of FFO at least equal to the current level of distributions. Furthermore, the Company's Board of Directors is currently evaluating whether or not the Company can or should maintain the dividend on its common stock at its current level or whether the dividend should be reduced.

   In general, the Company expects to continue meeting its short-term liquidity requirements through its working capital, cash flow provided by operations and, if necessary, from its lines of credit, of which $1.5 million is available as of August 13, 1999. The Company considers its ability to generate cash to be good and expects to continue meeting all operating requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the issuance of debt securities and the offering of additional equity securities.


Historical Cash Flows
---------------------

   The Company's net cash from operating activities decreased $0.9 million, or 15%, from $5.9 million for the six months ended June 30, 1998 to $5.0 million for the same period in 1999. The decrease is due primarily to a $1.9 million decrease in net income for the first half of 1999 compared to the same period in 1998 , offset by an increase of $0.6 million in depreciation and amortization and an increase in equity from the loss of unconsolidated affiliates of $0.4 million.

   Net cash used in investing activities decreased $18.2 million, or 71%, from $25.8 million for the six months ended June 30, 1998 to $7.6 million for the same period in 1999. The decrease was primarily due to a $17.1 million decrease in rental property acquisitions, a $4.2 million decrease in investments in notes and bonds receivable and a $0.7 million decrease in distributions to unconsolidated affiliates. These decreases were offset by a $1.9 million increase in expenditures on construction in progress, a $1.0 million increase in additions to rental properties and a $0.9 million decrease in principal payments on notes receivable.

   Cash flows provided by financing activities decreased $13.9 million from $16.9 million for the six months ended June 30, 1998, to $3.0 million for the same period in 1999. The decrease is due primarily to a decrease in proceeds received from notes payable of $12.3 million, a $5.6 million decrease in restricted cash and a $0.6 million increase in purchases of the Company's common stock. These were offset by a decrease in the repayment of notes payable of $4.5 million.


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


Information Technology Systems

   The Company's critical information technology Systems consist of its Windows NT operating systems and related Windows software as well as its accounting, property management and fixed assets software. The Company relies on third party vendors for its computer hardware and software. Based upon management's communications with the Company's Systems vendors and an outside consultant, management believes that the Company's hardware and software Systems are, or will be, Year 2000 compliant and that the Company's internal computer hardware and software Systems will not be materially impacted by this issue. Currently, the Company's accounting and property management software has not yet been deemed Year 2000 compliant. However, the Company plans to upgrade to the next version of this software, which is Year 2000 compliant. The Company has obtained the updated version and will install it during 1999. The cost of this upgrade will not be material to the Company.

Non-Information Technology Systems

   The Company's critical non-information technology building Systems consist of utilities, security and elevators. The Company has not yet determined whether all of these Systems are Year 2000 compliant. The Company relies on third party vendors to service most of these Systems and is currently in communication with these vendors to determine if these Systems are or will be Year 2000 compliant by December 31, 1999. The Company's property managers have contacted the Company's vendors and made inquiries about the Year 2000 readiness of these Systems. Many of the Company's vendors have confirmed in writing that these Systems are Year 2000 compliant. The Company has also received confirmation in writing from certain vendors that the Systems will be Year 2000 compliant by December 31, 1999. The Company is still following up with those vendors who have only verbally confirmed Year 2000 compliance or who have not responded to the Company's inquiries. In January 1999, the Company made inquiries of all of its tenants concerning their Year 2000 compliance and what impact non-compliance would have on the Company. Through August 13, 1999, the Company had received approximately 66 responses, representing 17% of its tenants. None of these responses indicated that the Company would suffer any negative impact due to Year 2000 non-compliance.

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

   The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 1998 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and six month periods ended June 30, 1999 and 1998.

                               G&L REALTY CORP.

                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)

                                                          For the Three Month         For the Six Month
                                                         Periods Ended June 30,     Periods Ended June 30,
                                                           1999         1998          1999         1998
                                                         ------------------------------------------------
                                                            (in thousands)             (in thousands)
Funds from Operations/(1)/
--------------------------
Net income...........................................     $ 1,415      $  2,597      $ 3,066      $  4,963
Minority interest in Operating Partnership...........         (62)           95          (86)          143
                                                         -------------------------------------------------
Income for Operating Partnership.....................       1,353         2,692        2,980         5,106
Depreciation of real estate assets...................       1,231           976        2,401         1,931
Amortization of deferred lease costs.................          63            39          117            70
Depreciation from unconsolidated affiliates                    79             6          100            13
Adjustment for minority interest in consolidated
 affiliates..........................................         (28)          (15)         (50)          (23)
Dividends on preferred stock.........................      (1,803)       (1,803)      (3,606)       (3,775)
                                                         -------------------------------------------------
Funds from Operations/(1)/...........................     $   895      $  1,895      $ 1,942      $  3,322
                                                         =================================================
Weighted average shares outstanding/(2)/
----------------------------------------
Basic                                                       4,570         4,122        4,590         4,124
                                                         =================================================
Fully diluted                                               4,582         4,163        4,604         4,177
                                                         =================================================
Additional Data
---------------
Cash flows:
-----------
  Operating activities...............................     $ 1,453      $  2,935      $ 5,064      $  5,934
  Investing activities...............................      (3,581)      (12,033)      (7,587)      (25,802)
  Financing activities...............................       2,305        17,176        3,029        16,934

Capital expenditures
--------------------
  Building improvements..............................     $   345      $     41      $   675      $     94
  Tenant improvements................................         480           427          918           442
  Furniture, fixtures & equipment....................          18           113          103           115
  Leasing commissions................................         197           245          353           289

Depreciation and amortization
-----------------------------
  Depreciation of real estate assets.................     $ 1,231      $    976      $ 2,041      $  1,931
  Depreciation of non-real estate assets.............         108            68          217           142
  Amortization of deferred lease costs...............          63            39          117            70
  Amortization of capitalized financing costs........          69            47          123            86

  Accrued rent in excess of billed rent..............     $   158      $    100      $   151      $    178

1) Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented NAREIT's new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. FFO has been restated for all prior periods under the new method.
2. Assumes that all outstanding Operating Partnership units have been converted to common stock.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes to the Company's market risk as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed on April 9, 1999.

                           PART II OTHER INFORMATION

Item 1  Legal Proceedings.

            Neither the Company or any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of MOBs, senior care facilities, parking facilities, and retail space is currently a party to any material litigation, except as discussed in Note 8 to the Consolidated Financial Statements.

Item 2  Changes in Securities.

            None.

Item 3  Defaults Upon Senior Securities.

            As Discussed in Note 8 to the Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, GL/PHP defaulted on the $15.5 million loan, which is secured by the six MOBs in New Jersey. The six MOBs were previously occupied by Pinnacle, a subsidiary of PHP, both of which filed a Chapter 7 bankruptcy petition. The amount in default is $15.5 million and the total arrearage as of the date of this report is $0.6 million.

Item 4  Submission of Matters to a Vote of Security Holders.

            None.

Item 5  Other Information.

            None.

Item 6  Exhibits and Reports on Form 8-K

(a)  Exhibits


    Exhibit No.        Note                                             Description
---------------       ------    ------------------------------------------------------------------------------------------------
     3.1               (1)      Amended and Restated Articles of Incorporation of G&L Realty Corp.
     3.2               (3)      Amended and Restated Bylaws of G&L Realty Corp.
    10.1 (c)           (2)      Executive Employment Agreement between G&L Realty Corp. and Daniel M. Gottlieb.
    10.2 (c)           (2)      Executive Employment Agreement between G&L Realty Corp. and Steven D. Lebowitz.
    10.3               (2)      Agreement of Limited Partnership of G&L Realty Partnership, L.P.
    10.4 (c)           (1)      1993 Employee Stock Incentive Plan
    10.5               (1)      Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.
    10.8.2             (2)      Option Notice with respect to Sherman Oaks Medical Plaza.
    10.9.2             (1)      Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive,
                                Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of
                                October 29, 1993.
    10.11              (1)      Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty
                                Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29,
                                1993.
    10.12              (1)      Nomura Commitment Letter with respect to the Acquisition Facility.
    10.12.2            (3)      Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L
                                Financing Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of
                                New York.
    10.16              (1)      Investment Banking and Financial Advisory Agreement between G&L Development and Gruntal &
                                Co., Incorporated.
    10.17              (1)      Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                                D. Lebowitz and Milner Investment Corporation.
    10.18              (2)      Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                                D. Lebowitz and Reese L. Milner, II.
    10.19              (2)      Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                                D. Lebowitz and Reese L. Milner, II.
    10.20              (2)      Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                                D. Lebowitz and Reese L. Milner, II, Helen Milner and John Milner, as Trustees of the
                                Milner Trust.
    10.21              (2)      Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven
                                D. Lebowitz and Reese L. Milner, II.
    10.22              (4)      Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing
                                Partnership II, L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October 31, 1995.

(c)   Exhibits - (continued from previous page)


    Exhibit No.        Note                                             Description
---------------       ------    ------------------------------------------------------------------------------------------------
    10.24              (4)      Property Management Agreement between G&L Realty Financing Partnership II, L.P., as owner, and G&L Realty Partnership, L.P., as agent, made August 10, 1995
    10.25              (5)      Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital
                                Corporation, dated as of September 29, 1995.
    10.30              (6)      Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership,
                                L.P. as Borrower and Nomura Asset Capital Corporation as Lender.
    10.38              (7)      Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a
                                Delaware limited partnership, and Property Acquisition Trust I, a Delaware business trust, for the purpose of creating a Limited Liability Company to be named GLN Capital Co., LLC, dated as of November 25, 1996.
    10.39              (7)      Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a
                                Delaware limited partnership, and PHP Healthcare Corporation, a Delaware corporation, for the purpose of creating a Limited Liability Company to be named GL/PHP, LLC, dated as of
                                February 26, 1997.
    10.40              (7)      First Amendment To Limited Liability Company Agreement entered into as of March 31, 1997 by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property
                                Acquisition Trust I, a Delaware business trust, for the purpose of amending that certain
                                Limited Liability Company Agreement of GLN Capital Co., LLC dated as of November 25, 1996.
    10.41              (7)      Bond Purchase Agreement dated as of March 31, 1997 by and between GLN Capital Co., LLC (as
                                Buyer) and G&L Realty Partnership, L.P. (as Seller).
    10.42              (8)      Option Agreement, dated February 28, 1997, by and among G&L Realty Partnership, L.P., GLN
                                Capital Co., LLC and PHP Healthcare Corporation
    10.44              (9)      Loan and Security Agreement by GLN Capital Co., LLC, a Delaware limited liability Company, and G&L Realty Partnership, L.P., a Delaware limited partnership, dated as of June 1, 1997.
    10.45              (10)     First Amendment to GL/PHP, LLC Limited Liability Company Agreement by and among G&L Realty
                                Partnership, L.P., a Delaware limited partnership (the "Retiring Manager"), G&L Realty
                                Partnership, L.P., a Delaware limited partnership ("G&L Member"), and G&L Management
                                Delaware Corp., a Delaware corporation ("Manager Member"), made as         of August 15,
                                1997.
    10.46              (10)     Lease Agreement between GL/PHP, a Delaware limited liability company (the "Landlord") and
                                Pinnacle Health Enterprises, LLC, a Delaware limited liability company wholly owned by PHP
                                Healthcare Corporation, a Delaware corporation (the "Tenant"), dated August 15, 1997
    10.47              (10)     Guaranty of Lease by PHP Healthcare Corporation, a Delaware corporation (the "Guarantor"), dated February 15, 1997.

(c)   Exhibits - (continued from previous page)

    Exhibit No.        Note                                             Description
---------------       ------    ------------------------------------------------------------------------------------------------
    10.48              (10)     Non-Negotiable 8.5% Note Due July 31, 2007 in which G&L Realty Partnership, L.P., a
                                Delaware limited partnership (the "Maker"), promises to pay to PHP Healthcare Corporation
                                (the "Payee") the principal sum of $2,000,000.00, dated August 15, 1997.
    10.49              (10)     Mortgage Note in which GL/PHP, LLC a Delaware limited liability company (the "Maker")
                                promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, the principal sum of $16,000,000.00, dated August 15, 1997.
    10.50              (10)     Mortgage, Assignment of Leases and Rents and Security Agreement by GL/PHP, LLC a Delaware
                                limited liability company (the "Mortgagor") to Nomura Asset Capital Corporation, a
                                Delaware corporation (the "Mortgagee"), dated August 15, 1997.
    10.51              (10)     Assignment of Leases and Rents by GL/PHP, LLC a Delaware limited liability company (the
                                "Assignor") to Nomura Asset Capital Corporation, a Delaware corporation (the "Assignee"), dated August 15, 1997.
    10.52              (10)     Environmental and Hazardous Substance Indemnification Agreement by GL/PHP, LLC a Delaware
                                limited liability company (the "Borrower") to Nomura Asset Capital Corporation, a Delaware
                                corporation (the "Lender"), dated August 15, 1997.
    10.53              (11)     Purchase and Sale Agreement, dated October 1, 1997, by and between Hampden Nursing Homes,
                                Inc. and G&L Senior Care, LLC.
    10.54              (11)     Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden
                                Holding Group, Inc.
    10.55              (11)     Loan Commitment, dated October 23, 1997, by and between G&L Realty Partnership, L.P. and
                                Iatros Health Network, Inc.
    10.56              (11)     Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden
                                Nursing Homes, Inc.
    10.57              (11)     Guaranty of Lease, dated October 1, 1997, by Iatros Health Network, Inc.
    10.58              (11)     Limited Liability Company Agreement of G&L Hampden, LLC.
    10.59              (11)     Loan Agreement by and between Nomura Asset Capital Corporation and G&L Hampden, LLC.
    10.60              (11)     Promissory Note in the amount of $6,000,000.00 given by G&L Hampden, LLC in favor of
                                Nomura Asset Capital Corporation.
    10.61              (11)     Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing for each of the 3 Hampden Properties.
    10.62              (12)     Operating Agreement of AV Medical Associates, LLC, dated as of September 25, 1997.
    10.63              (12)     Real Estate Lease by and between AV Medical Associates, LLC and Hoag Memorial Hospital
                                Presbyterian.

(c)   Exhibits - (continued from previous page)

    Exhibit No.        Note                                             Description
---------------       ------    ------------------------------------------------------------------------------------------------
    10.64              (12)     Assignment of Purchase Agreement and Development Management Agreement by and between G&L
                                Realty Partnership, L.P., Centrium Associates LLC and M&Z Aliso Associates, LLC.
    10.68              (12)     Promissory Note in the Amount of $2,799,490.00 given by Valley Convalescent, LLC in favor of G&L Realty Partnership, L.P.
    10.69              (12)     Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty
                                Partnership, L.P.
    10.70              (12)     Assignment of Leases and Rents, dated as of August 29, 1997, by and between Valley
                                Convalescent, LLC and G&L Realty Partnership, L.P.
    10.77              (13)     Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L
                                Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.
    10.78              (13)     Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado
                                Managers Corp. as Tenant dated December 1, 1998.
    10.79              (13)     Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively
                                "Guarantor") in favor of G&L Coronado, LLC ("Landlord").
    10.80              (14)     Promissory Note in the Amount of $2,000,000 given by G&L Realty Corporation in favor of
                                Reese L. Milner, as Trustee of The Milner Trust.
    11                          Computation of Per Share Earnings
    27                          Financial Data Schedule

1) Previously filed as an exhibit of like number to the Registrant's Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.

2) Previously filed as an exhibit of like number to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

3) Previously filed as an exhibit of like number to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference

4) Previously filed as Exhibits 10.1 (with respect to Exhibit 10.22), 10.2 (with respect to Exhibit 10.23), and 10.3 (with respect to Exhibit 10.24) to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995 and incorporated herein by reference.

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

14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of May 17, 1999) for the quarter ended March 31, 1999 and incorporated herein by reference.

c)    Management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

      There have been no reports filed on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    G&L REALTY CORP.





Date:  August 13, 1999               By: /s/ David E. Hamer
                                        __________________________________
                                               David E. Hamer
                                               Chief Accounting Officer