Form 10-Q
period 1999-09-30
G&L REALTY CORP
filed 1999-11-12
CIK 912240

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-Q
        (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

       Registrant's telephone number, including area code: (310)273-9930

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

     The number of shares outstanding of the Registrant's Common Stock as of November 12, 1999 was 2,846,700 shares.

================================================================================

                               G&L REALTY CORP.

                                     INDEX

                                                                                                                Page
Part I        Financial Information                                                                            Number
    Item 1    Financial Statements

                 Condensed Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
                   December 31, 1998..................................................................           3
                 Condensed Consolidated Statements of Operations for the Three and Nine Month Periods
                   Ended September 30, 1999 and 1998 (unaudited)......................................           4
                 Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended
                   September 30, 1999 and 1998 (unaudited)............................................          5-6
                 Notes to Condensed Consolidated Financial Statements (unaudited).....................          7-18
    Item 2       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations..............................................................         19-25
    Item 3       Quantitative and Qualitative Disclosures about Market Risk...........................          26
Part II        Other Information
   Item 1        Legal Proceedings....................................................................          27
   Item 2        Changes in Securities................................................................          27
   Item 3        Defaults Upon Senior Securities......................................................          27
   Item 4        Submission of Matters to a Vote of Security Holders..................................         27-28
   Item 5        Other Information....................................................................          28
   Item 6        Exhibits and Reports on Form 8-K.....................................................         29-33

Signature           ..................................................................................          34

                                G&L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       September 30,           December 31,
                                                                                           1999                    1998
                                                                                       -----------------------------------
                                                                                        (Unaudited)
                                                    ASSETS
                                                    ------
Rental properties (Note 3):
   Land                                                                                   $ 33,799                $ 35,059
   Building and improvements, net                                                          146,284                 142,531
   Projects under development                                                                1,550                   9,161
                                                                                          --------                --------
     Total rental properties                                                               181,633                 186,751
Cash and cash equivalents                                                                    7,313                   1,379
Restricted cash                                                                              8,590                   4,007
Tenant rent and reimbursements receivable, net                                               2,412                   2,050
Unbilled rent receivable, net                                                                2,203                   1,892
Other receivables, net                                                                         214                     208
Mortgage loans and notes receivable, net                                                    15,615                  12,101
Investments in unconsolidated affiliates (Note 6)                                            9,724                   7,469
Deferred charges and other assets, net (Note 4)                                              5,134                   3,642
                                                                                          --------                --------
     TOTAL ASSETS                                                                         $232,838                $219,499
                                                                                          ========                ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------
LIABILITIES:
   Notes payable                                                                          $160,961                $134,880
   Accounts payable and other liabilities                                                    4,383                   2,296
   Distributions payable                                                                       597                   1,768
   Tenant security deposits                                                                  1,269                   1,270
                                                                                          --------                --------
     Total liabilities                                                                     167,210                 140,214
                                                                                          --------                --------

Commitments and Contingencies (Note 8)                                                         ---                     ---

Minority interest in consolidated affiliates                                                (2,098)                 (2,033)
Minority interest in Operating Partnership                                                     200                   1,734

STOCKHOLDERS' EQUITY (Note 5):
   Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
     . Series A Preferred - 1,495,000 shares issued and outstanding as of
       September 30, 1999 and December 31, 1998                                                 15                      15
     . Series B Preferred - 1,380,000 shares issued and outstanding as of
       September 30, 1999 and December 31, 1998                                                 14                      14
   Common shares - $.01 par value, 50,000,000 shares authorized, 3,846,700 and 3,995,000 shares issued and outstanding as of September 30, 1999
     and December 31, 1998, respectively                                                        38                      40
   Additional paid-in capital                                                               88,027                  91,709
   Distributions in excess of net income                                                   (20,568)                (12,194)
                                                                                          --------                --------
     Total stockholders' equity                                                             67,526                  79,584
                                                                                          --------                --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $232,838                $219,499
                                                                                          ========                ========

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          For the Three Month                  For the Nine Month
                                                       Periods Ended September 30,          Periods Ended September 30,
                                                         1999              1998               1999              1998
                                                      -----------------------------------------------------------------
REVENUES:
  Rental                                               $ 7,237             $6,386           $21,213           $18,381
  Tenant reimbursements                                    335                219               945               557
  Parking                                                  313                378               851             1,111
  Interest, loan fees and related income                   833              1,095             2,128             3,418
  Other                                                     65                 33               355               204
                                                      -----------------------------------------------------------------
     Total revenues                                      8,783              8,111            25,492            23,671
                                                      -----------------------------------------------------------------

EXPENSES:
  Property operations                                    1,951              1,628             5,617             4,545
  Depreciation and amortization                          1,473              1,213             4,208             3,356
  Interest                                               3,315              2,210             8,827             6,219
  General and administrative                               857                545             2,314             1,968
  Impairment of long-lived assets                        6,400                ---             6,400               ---
                                                      -----------------------------------------------------------------
     Total expenses                                     13,996              5,596            27,366            16,088
                                                      -----------------------------------------------------------------
(Loss) income from operations                           (5,213)             2,515            (1,874)            7,583

Equity in (loss) earnings of unconsolidated
 affiliates                                                 23                 43              (247)              196
Minority interest in consolidated affiliates               (46)               (46)             (135)             (161)
Minority interest in Operating Partnership                 986                (78)            1,072              (221)
                                                      -----------------------------------------------------------------
Net (loss) income                                      $(4,250)            $2,434           $(1,184)          $ 7,397
                                                      =================================================================
Per share data:
  Basic                                                $ (1.56)            $ 0.15           $ (1.68)          $  0.48
                                                      =================================================================
  Fully diluted                                        $ (1.56)            $ 0.15           $ (1.68)          $  0.48
                                                      =================================================================

Weighted average shares outstanding:
  Basic                                                  3,889              4,090             3,934             4,112
                                                      =================================================================
  Fully diluted                                          3,898              4,125             3,946             4,162
                                                      =================================================================


    See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Nine Month Periods Ended September 30,
                                                                                      1999                 1998
                                                                                --------------------------------------
                                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                               $ (1,184)              $  7,397
  Adjustments to reconcile net income to net cash provided by
    Operating activities:

       Depreciation and amortization                                                 4,208                  3,356
       Amortization of deferred loan costs                                             257                    139
       Impairment of long-lived assets                                               6,400                    ---
       Minority interests                                                             (937)                   382
       Equity in loss (income) from unconsolidated affiliates                          247                   (196)
       Unbilled rent receivable, net                                                  (311)                  (332)
       Allowance for doubtful notes and accounts receivable                            101                    ---
       (Increase) decrease in:
         Other receivables                                                            (116)                   498
         Tenant rent and reimbursements receivable                                    (463)                  (390)
         Prepaid expense and other assets                                              101                    (82)
         Accrued interest receivable and loan fees                                    (906)                (1,120)
       Increase (decrease) in:
         Accounts payable and other liabilities                                      2,087                   (363)
         Tenant security deposits                                                       (1)                   150
                                                                                ---------------         --------------
Net cash provided by operating activities                                            9,483                  9,439
                                                                                ---------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of rental properties                                                     ---                (21,926)
  Additions to rental properties                                                    (2,894)                (1,220)
  Pre-acquisition costs                                                               (850)                  (326)
  Construction-in-progress                                                          (4,425)                (3,410)
  Leasing commissions                                                                 (408)                  (401)
  Investment in notes and bonds receivable (net)                                    (2,709)                (5,531)
  Investment in marketable securities                                                  ---                 (1,222)
  Principal reductions received on notes receivable                                    101                  4,571
  Contributions to unconsolidated affiliates                                        (1,017)                (2,517)
  Disposition of real estate assets                                                    295                    ---
  Distributions from unconsolidated affiliates                                         236                    ---
                                                                                ---------------         --------------
Net cash used in investing activities                                              (11,671)               (31,982)
                                                                                ---------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Notes payable proceeds                                                            47,030                 31,507
  Repayment of notes payable                                                       (20,949)                (8,729)
  Deferred financing costs                                                            (778)                  (478)
  (Increase) decrease in restricted cash                                            (4,583)                 3,095
  Purchase of common stock and partnership units                                    (1,684)                (1,124)
  Minority interest contribution                                                       ---                    196
  Distributions                                                                    (10,914)               (11,020)
                                                                                ---------------         --------------
Net cash provided by financing activities                                            8,122                 13,447
                                                                                ---------------         --------------


    See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                              Nine Months Ended September 30,
                                                                                 1999                 1998
                                                                              -------------------------------
                                                                                        (Unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             5,934                (9,096)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,379                13,609
                                                                              ---------            ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 7,313               $ 4,513
                                                                              =========            ==========
SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the period for interest                                       9,738               $ 6,770
                                                                              =========            ==========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
  Distributions declared not yet paid                                          $   559               $ 1,776
                                                                              =========            ==========

  Transfers from projects under development to building                        $11,262                   ---
                                                                              =========            ==========

  Preferred distributions due to minority partner                              $    21                   ---
                                                                              =========            ==========

  The Company acquired an interest in an unconsolidated affiliate for the following non-cash consideration (Note 1):
    Land                                                                           947
    Construction in progress                                                       775
                                                                              ---------
                                                                               $ 1,722
                                                                              =========

   The Company exchanged its interest in land and construction in progress for the following non-cash consideration (Note 1):
    Investment in unconsolidated affiliates                                    $ 1,722
                                                                              =========


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

    References in these condensed consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner), Valencia (in which the Operating Partnership owns an 80% membership interest and is the sole managing member), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is a co-managing member) and Hoquiam, Lyon and Coronado (in which the Operating Partnership owns a 100% interest).

    In addition to the Subsidiaries, the Company also owns interests in various unconsolidated affiliates. Although the Company's investment represents a significant portion of the capital of such unconsolidated affiliates and the Company exercises significant influence over the activities of these entities, the Company does not have the requisite level of voting

                              G & L REALTY CORP.

                                  (Unaudited)

control to include the assets, liabilities and operating activities of these entities in the condensed consolidated financial statements of the Company. The entities in which the Company has unconsolidated financial interests are as follows:

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

    . G&L - Grabel, San Pedro, LLC ("San Pedro") is a California limited liability company, formed on March 10, 1998 by the Company through the Operating Partnership, and Gary Grabel, an experienced MOB manager. The Company and Gary Grabel contributed to San Pedro 84% and 16% of the equity, respectively. However, the initial ownership interests of the parties will be adjusted to 50% as each partner receives a return of its initial capital contribution through preferred distributions. San Pedro was formed for the purpose of acquiring four MOBs located at 1360 West 6/th/ St. in San Pedro, California.

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

    . Lakeview Associates, LLC ("Lakeview") is a California limited liability company, formed on September 2, 1999 by the Company, through the Operating Partnership and D.D.&F. ("Prestige"), an Oregon general partnership. The Company and Prestige each contributed 50% of the total equity of Lakeview. The Company contributed land and construction in progress in exchange for 50% of the equity of Lakeview and a $1.4 million note receivable. Prestige contributed $250,000 for a 50% interest in Lakeview. Lakeview was formed for the purpose of developing a two story, 80 unit, 92 bed assisted living facility in Yorba Linda, California.

                              G & L REALTY CORP.

                                  (Unaudited)

GLN, Valley Convalescent, San Pedro, Penasquitos Inc., Penasquitos LLC, Pacific Gardens Corp., Eagle Run and Eagle Run Inc. are herein collectively referred to as the "Unconsolidated Affiliates" and individually as "Unconsolidated Affiliate."

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Business - The Company is a self-managed real estate investment trust ("REIT") that acquires, develops, manages, finances and leases health care properties. The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare property consists of acquisitions, made either directly or through joint ventures, in MOBs or senior care facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions.

          Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company. The interests in the Roxbury Partnership, Valencia and Pacific Gardens not owned by the Company have been reflected as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

          The information presented as of and for the nine month periods ended September 30, 1999 and 1998 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results that might be expected for the full fiscal year.

          Certain information and footnote disclosures normally included in annual financial statements have been omitted. The Company believes that the disclosures included in these condensed consolidated financial statements are adequate for a fair presentation and conform to reporting requirements established by the Securities and Exchange Commission ("SEC"). The condensed consolidated financial statements as presented herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K as filed with the SEC.

                              G & L REALTY CORP.

                                  (Unaudited)

3.  BUILDINGS AND IMPROVEMENTS

          Buildings and improvements consist of the following:

                                                              September 30,     December 31,
                                                                   1999              1998
                                                              ------------------------------
                                                                      (in thousands)
     Buildings and improvements..............................    $158,750         $152,618
     Tenant improvements.....................................       7,384            5,846
     Furniture, fixtures and equipment.......................       2,664            2,560
                                                                 --------         --------
                                                                  168,798          161,024
     Less accumulated depreciation and amortization..........     (22,514)         (18,493)
                                                                 --------         --------
          Total..............................................    $146,284         $142,531
                                                                 ========         ========

     Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

                  Buildings and improvements.............. 40 years
                  Tenant improvements..................... Life of lease
                  Furniture, fixtures and equipment....... 5 to 7 years

     Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all external costs directly related to acquisitions are capitalized.

       Impairment loss - In September 1999, the Company recorded a non-cash accounting charge related to the impairment of six New Jersey medical office buildings owned by the Company as required by SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The fair market value of these buildings were calculated on the basis of discounted estimated future cash flows and resulted in a write down of the carrying value of these buildings of $6.4 million. The impairment loss had no impact on the Company's 1999 cash flow. The decline in value relates to the loss of rental revenue on these buildings due to the bankruptcy of the former tenant in November 1998. See Note 8 for further discussion.

4.  DEFERRED CHARGES AND OTHER ASSETS

       Deferred charges and other assets consist of the following:

                                                              September 30,     December 31,
                                                                   1999              1998
                                                              ------------------------------
                                                                      (in thousands)
     Deferred financing costs................................   $ 3,236            $2,558
     Pre-acquisition costs...................................       900                49
     Leasing commissions.....................................     1,680             1,272
     Prepaid expense and other assets........................       376               478
                                                                -------            ------
                                                                  6,192             4,357
     Less accumulated amortization...........................    (1,058)             (715)
                                                                -------            ------
          Total..............................................   $ 5,134            $3,642
                                                                =======            ======

                              G & L REALTY CORP.

                                  (Unaudited)

5.  STOCKHOLDERS' EQUITY

          Distributions in excess of net income-- The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the nine months ended September 30, 1999 and for the year ended December 31, 1998:

                                                              September 30,     December 31,
                                                                   1999              1998
                                                              ------------------------------
                                                                      (in thousands)
     Distributions in excess of net income
       at beginning of period................................    $(12,194)         $ (2,802)
     Net (loss) income during period.........................      (1,184)            4,343
     Minority interest adjustment............................       1,781               ---
     Less: Distributions declared............................      (8,971)          (13,735)
                                                                 --------          --------
     Distributions in excess of net income...................    $(20,568)         $(12,194)
                                                                 ========          ========

          Earnings per share--Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each period. Fully diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options to purchase shares of common stock granted under the Company's 1993 Stock Incentive Plan, as amended. As of September 30, 1999 and 1998 there were approximately 213,500 and 233,500 stock options outstanding with weighted average exercise prices of $14.49 and $14.61, respectively. For the nine months ended September 30, 1999, the incremental shares that would have been outstanding upon the assumed exercise of stock options would have been anti-dilutive and, therefore, were not considered in the computation of fully diluted earnings per share. The following table reconciles the numerator and denominator of the basic and fully diluted per share computations for net income for the three and nine months ended September 30, 1999 and 1998:

                              G & L REALTY CORP.

                                  (Unaudited)

                                             Three months ended September 30,              Nine months ended September 30,
                                               1999                  1998                      1999                1998
                                             -----------------------------------------------------------------------------
                                                     (in thousands)                                 (in thousands)
Numerator:
----------
  Net (loss) income                          $(4,250)              $ 2,434                   $(1,184)            $ 7,397
  Preferred stock dividends                   (1,803)               (1,803)                   (5,409)             (5,578)
                                             -------               -------                   -------             -------
  Net (loss) income available to common
   stockholders                              $(6,053)              $   631                   $(6,593)            $ 1,819
                                             =======               =======                   =======             =======

Denominator:
------------
  Weighted average shares - basic              3,889                 4,090                     3,934               4,112
  Dilutive effect of stock options                 9                    35                        12                  50
                                             -------               -------                   -------             -------
  Weighted average shares - fully diluted      3,898                 4,125                     3,946               4,162
                                             =======               =======                   =======             =======

Per share:
----------
  Basic                                      $ (1.56)              $  0.15                   $ (1.68)            $  0.48
  Dilutive effect of stock options               ---                   ---                       ---                 ---
                                             -------               -------                   -------             -------
  Fully diluted                              $ (1.56)              $  0.15                   $ (1.68)            $  0.48
                                             =======               =======                   =======             =======

          On September 27, 1999, the Board of Directors reduced the Company's quarterly Common Stock dividend to $0.125 per share from $0.39 per share.

          At various times during the nine months ended September 30, 1999 the Company repurchased a total of 148,200 shares of the Company's Common Stock at an average price of approximately $11.28 per share.

                              G & L REALTY CORP.

                                  (Unaudited)

6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in
Note 1. The following table provides a summary of the Company's investment in each of these entities as of September 30, 1999. (In thousands).

                                                                                                                        Pacific
                                                   Valley              San           Penasquitos       Penasquitos      Gardens
                                    GLN         Convalescent          Pedro              LLC              Inc.           Corp.
                                   -------------------------------------------------------------------------------------------------
Opening balance at beginning
   of period.....................  $708            $   76            $1,165             $1,229            $ 270         $(149)
Equity in earnings (loss) of
   affiliates....................    54               (25)              216                 40             (277)         (163)
Cash contributions...............     9               312               ---                125              113           ---
Cash distributions...............   ---                (6)             (197)               ---              ---           ---
                                  ------          --------          --------           --------          -------       -------
Equity, before inter-company
   adjustments...................   771               357             1,184              1,394              106          (312)
                                  ------          --------          --------           --------          -------       -------

Intercompany transactions:
   Receivable, net...............    58             3,376               (27)               213               (1)          110
                                  ------          --------          --------           --------          -------       -------
Investment in unconsolidated
   affiliates....................  $829            $3,733            $1,157             $1,607            $ 105         $(202)
                                  ======          ========          ========           ========          =======       =======

                                        Eagle Run       Eagle Run      Lakeview
                                           Inc.           LLC         Associates      Total
                                        -----------------------------------------------------
Opening balance at beginning
   of period..........................    $150            $650          $  ---        $4,099
Equity in earnings (loss) of
   affiliates.........................     (91)             (1)            ---          (247)
Cash contributions....................     ---               5             250           814
Cash distributions....................     ---             ---             ---          (203)
                                        -------          ------        --------      --------
Equity, before inter-company
   adjustments........................      59             654             250         4,463
                                        -------          ------        --------      --------
Intercompany transactions:
   Receivable, net....................     ---              47           1,485         5,261
                                        -------          ------        --------      --------
Investment in unconsolidated
   affiliates.........................    $ 59            $701          $1,735        $9,724
                                        =======          ======        ========      ========

                              G & L REALTY CORP.

                                  (Unaudited)

    Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the nine months ended September 30,
1999.            (In thousands).

                                                                                                                         Pacific
                                                          Valley           San        Penasquitos       Penasquitos      Gardens
                                           GLN         Convalescent       Pedro           LLC              Inc.           Corp.
                                       --------------------------------------------------------------------------------------------
Financial Position:
------------------
       Land...........................   $  ---          $   382        $ 1,882         $   641           $ ---         $   ---
       Buildings......................      ---            2,649          4,326           6,551             ---             ---
       Notes receivable, net..........    1,572              ---            ---             ---             ---             ---
       Other assets...................       31              864            311             746             ---             ---
       Notes payable..................      ---           (2,799)        (4,833)         (6,047)            ---             ---
       Other liabilities..............      (72)            (430)          (251)           (332)            (10)           (349)
                                         ------          -------        -------         -------           -----         -------
Net assets............................   $1,500          $   666        $ 1,435         $ 1,559           $ (10)        $  (349)
                                         ======          =======        =======         =======           =====         =======
Partner's equity:
----------------
       G&L Realty Partnership, L.P....   $  771          $   357        $ 1,184         $ 1,394           $ 106         $  (312)
       Others.........................      729              309            251             165            (116)            (37)
                                         ------          -------        -------         -------           -----         -------
Total equity..........................   $1,500          $   666        $ 1,435         $ 1,559           $ (10)        $  (349)
                                         ======          =======        =======         =======           =====         =======
Operations:
----------
       Revenues.......................   $  109          $   318        $   874         $   425           $ 190         $ 1,371
       Expenses.......................      ---             (369)          (658)           (340)           (560)         (1,546)
                                         ------          -------        -------         -------           -----         -------
Net income (loss).....................   $  109          $   (51)       $   216         $    85           $(370)        $  (175)
                                         ======          =======        =======         =======           =====         =======
Allocation of net income (loss):
------------------------------
       G&L Realty Partnership, L.P....   $   54          $   (25)       $   216         $    40           $(277)        $  (163)
       Others.........................       55              (26)           ---              45             (93)            (12)
                                         ------          -------        -------         -------           -----         -------
Net income (loss).....................   $  109          $   (51)       $   216         $    85           $(370)        $  (175)
                                         ======          =======        =======         =======           =====         =======

                                             Eagle Run       Eagle Run    Lakeview
                                                Inc.           LLC       Associates    Total
                                            -----------------------------------------------------
Financial Position:
------------------
       Land...........................         $ ---       $   ---       $   947      $  3,852
       Buildings......................           ---           ---           ---        13,526
       Notes receivable, net..........           ---           ---           ---         1,572
       Other assets...................           144         5,570           996         8,631
       Notes payable..................           ---        (4,081)       (1,443)      (19,203)
       Other liabilities..............          (114)         (191)          ---        (1,649)
                                               -----       -------       -------      --------
Net assets............................         $ 130       $ 1,298       $   500      $  6,729
                                               =====       =======       =======      ========
Partner's equity:
----------------
       G&L Realty Partnership, L.P....         $  59       $   654       $   250      $  4,463
       Others.........................            71           644           250         2,266
                                               -----       -------       -------      --------
Total equity..........................         $ 130       $ 1,298       $   500      $  6,729
                                               =====       =======       =======      ========
Operations:
----------
       Revenues.......................         $ ---       $  ---        $   ---      $  3,287
       Expenses.......................          (170)           (2)          ---        (3,645)
                                               -----       -------       -------      --------
Net income (loss).....................         $(170)      $    (2)      $   ---      $   (358)
                                               =====       =======       =======      ========
Allocation of net income (loss):
------------------------------
       G&L Realty Partnership, L.P....         $ (91)      $    (1)      $  ---       $   (247)
       Others.........................           (79)           (1)         ---           (111)
                                               -----       -------       -------      --------
Net income (loss).....................         $(170)      $    (2)      $  ---       $   (358)
                                               =====       =======       =======      ========

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7.    SEGMENT INFORMATION

      The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare properties consist of acquisitions, made either directly or indirectly through joint ventures, of MOBs or senior care facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate acquisitions of MOBs or senior care facilities by third parties. The tables on the following pages reconcile the Company's income and expense activity for the nine months ended September 30, 1999 and 1998 and balance sheet data as of September 30, 1999 for these segments.

             1999 Reconciliation of Reportable Segment Information
                 For the nine months ended September 30, 1999

                                                         Property          Debt
                                                        Investments     Obligations       Other         Total
                                                        ------------------------------------------------------
                                                                           (In thousands)
Revenue:
  Rents, tenant reimbursements and parking........         $23,009        $ ---        $   ---         $23,009
  Interest, loan fees and related revenues........             240         1,783            105          2,128
  Other...........................................             355          ---            ---             355
                                                           -------        ------       --------        -------
    Total revenues................................          23,604         1,783            105         25,492
                                                           -------        ------       --------        -------
Expenses:
  Property operations.............................           5,617          ---            ---           5,617
  Depreciation and amortization...................           4,208          ---            ---           4,208
  Interest........................................            ---           ---           8,827          8,827
  General and administrative......................            ---           ---           2,314          2,314
  Impairment of long-lived assets.................            ---           ---           6,400          6,400
                                                           -------        ------       --------        -------
    Total expenses................................           9,825          ---          17,541         27,366
                                                           -------        ------       --------        -------
Income (loss) from operations before
  minority interests..............................         $13,779        $1,783       $(17,436)       $(1,874)
                                                           =======        ======       ========        =======

             1998 Reconciliation of Reportable Segment Information
                 For the nine months ended September 30, 1998

                                                         Property          Debt
                                                        Investments     Obligations       Other         Total
                                                        ------------------------------------------------------
                                                                           (In thousands)
Revenue:
  Rents, tenant reimbursements and parking.......          $20,049        $  ---       $ ---           $20,049
  Interest, loan fees and related revenues.......              140          2,499         779            3,418
  Other..........................................              185              4          15              204
                                                           -------        -------      ------          -------
    Total revenues...............................           20,374          2,503         794           23,671
                                                           -------        -------      ------          -------
Expenses:
  Property operations............................            4,494             51         ---            4,545
  Depreciation and amortization..................            3,356           ---          ---            3,356
  Interest.......................................             ---            ---         6,219           6,219
  General and administrative.....................             ---            ---         1,968           1,968
                                                           -------        -------      -------         -------
    Total expenses...............................            7,850             51        8,187          16,088
                                                           -------        -------      -------         -------
Income (loss) from operations before
  minority interests.............................          $12,524         $2,452      $(7,393)        $ 7,583
                                                           =======        =======      =======         =======

                               G&L REALTY CORP.

                                  (Unaudited)

             1999 Reconciliation of Reportable Segment Information
                           As of September 30, 1999

                                                          Property         Debt
                                                         Investments    Obligations      Other       Total
                                                         ---------------------------------------------------
                                                                          (In thousands)
     Rental properties.............................        $181,633      $  ---         $  ---      $181,633
     Mortgage loans and bonds receivable, net......            ---        15,615           ---        15,615
     Other assets..................................          25,084          829          9,677       35,590
                                                           --------      -------         ------     --------
          Total assets.............................        $206,717      $16,444         $9,677     $232,838
                                                           ========      =======         ======     ========

     Other assets:
       Cash and cash equivalents...................        $   ---       $  ---           $7,313    $  7,313
       Restricted cash.............................           8,590         ---             ---        8,590
       Tenant rent and reimbursements receivable,
         net.......................................           2,412         ---             ---        2,412
       Unbilled rent receivable, net...............           2,203         ---             ---        2,203
       Other receivables, net......................             214         ---             ---          214
       Investment in unconsolidated affiliates.....           8,895          829            ---        9,724
       Investment in marketable securities.........            ---          ---             ---         ---
       Deferred financing costs, net...............            ---          ---            2,364       2,364
       Pre-acquisition costs.......................             900         ---             ---          900
       Deferred lease costs, net...................           1,494         ---             ---        1,494
       Prepaid expense and other...................             376         ---             ---          376
                                                           --------      -------          ------    --------
          Total other assets.......................        $ 25,084      $   829          $9,677    $ 35,590
                                                           ========      =======          ======    ========

     Capital Expenditures
     --------------------
       Purchases of real estate assets.............        $   ---       $  ---           $ ---     $   ---
       Additions to rental properties..............           2,808         ---              103       2,911
                                                           --------      -------          ------    --------
          Total capital expenditures...............        $  2,808      $  ---           $  103    $  2,911
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

     In November 1998, the previous tenant of six MOBs located in New Jersey and owned by GL/PHP, LLC ("GL/PHP"), a wholly owned subsidiary of the Company, Pinnacle Health Enterprises, LLC ("Pinnacle"), a subsidiary of PHP Healthcare Corporation ("PHP"), filed a Chapter 7 bankruptcy petition. Subsequently, PHP filed a Chapter 7 bankruptcy petition. In December 1998, the Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") took over the operations of Pinnacle. Pinnacle paid administrative rent through the bankruptcy proceeding through March 5, 1999. It then elected to terminate the lease. The Commissioner continued to occupy and lease certain of the buildings through March 31, 1999. The Commissioner vacated the buildings as of March 31, 1999. GL/PHP has leased one of the buildings, a portion of an additional building and has a lease proposal for a third building. GL/PHP is attempting to restructure the loan in order to attempt to preserve its investment in the MOBs. On May 5, 1999, GL/PHP presented a loan-restructuring plan to Amresco Management, Inc. ("Amresco"), the loan servicer, in regards to the mortgage secured by the six MOBs. GL/PHP has been in default on this loan since May 1999. On May 10, 1999, Amresco rejected the Company's restructuring plan. The Company has since continued to negotiate with Amresco in seeking an acceptable resolution of the current problems. On July 6, 1999, Amresco served GL/PHP with a complaint commencing a judicial foreclosure and requesting the appointment of a receiver in the Superior Court of New Jersey Chancery Division Bergen County. On September 15, 1999, the Superior Court ruled in Amresco's favor and appointed

                               G&L REALTY CORP.

                                  (Unaudited)

a receiver for these buildings. A hearing is scheduled for December 17, 1999 in the Superior Court for a summary judgement motion. If the Court grants the motion, title to the buildings will transfer to Amresco early next year. A non-cash impairment loss of $6.4 million was recorded in September 1999 to reflect the decline in value of these buildings as a result of the loss of current and future rental revenue as a result of the Pinnacle and PHP bankruptcies. See Note 3 for further discussion of the $6.4 million impairment loss.

     The Company has been informed by Tokai Bank of California that as of June 30, 1999 the Company was in default on its $4.6 million unsecured line of credit due to a loan covenant violation. Tokai Bank has informed the Company that it has waived the loan covenant for each of these periods. The loan covenant requires that the Company maintain a ratio of EBITDA less distributions to debt service of at least 1.20 to 1.0. While the Company may not meet the requirements of this loan covenant at the end of 1999, the Company believes that the reduction in the Common Stock dividend will allow the Company to comply with the loan covenant in the future.

9.   RELATED PARTY TRANSACTIONS

     On May 4, 1999, the Company sold a vacant parcel of real property for $1.6 million to the Craig Corporation, whose president is S. Craig Tompkins, a director of the Company. The Company had the option to repurchase the property beginning on November 15, 1999 and ending on December 3, 1999 for $1.8 million plus any costs incurred by the Craig Corporation with respect to the property. The option was exercised early on November 2, 1999 for $1.76 million.

     On December 31, 1998, the Company acquired a property in Coronado, California from a company owned by Daniel M. Gottlieb and Steven D. Lebowitz, both directors and officers of the Company, in exchange for the assumption of $7.5 million in mortgage debt and the issuance of $2.0 million of Operating Partnership Units. In the third quarter of 1999, Messrs. Gottlieb and Lebowitz returned approximately $110,000 worth of Operating Partnership Units, including any dividends paid on the Operating Partnership Units, in full satisfaction of outstanding debts relating to the property prior to its acquisition by the Company.


10.  SUBSEQUENT EVENTS

     On October 1, 1999, the Company made a tender offer for up to 1.0 million shares, or approximately 26%, of its outstanding Common Stock at a purchase price of $10.50 per share. The purpose of the offer was to provide liquidity for those stockholders whose investment objectives may be inconsistent with the Company's new dividend policy. The offer expired on October 29, 1999. On November 4, 1999, the Company announced that 2,047,756 shares of Common Stock had been validly tendered and that the Company would repurchase 1.0 million shares, or approximately 48.7% of the shares tendered. The transaction is expected to cost the Company approximately $10.9 million including offering fees, and will be financed with existing cash balances and proceeds from the $13.92 million loan secured by a first trust deed against three skilled nursing facilities located in Massachusetts and discussed below.

     On October 1, 1999, the Company sold a 50% tenants-in-common interest in a 23,000 square foot medical office building the Company is currently constructing in Aliso Viejo, California to Triad/SCP Partners, LLC, whose President is Joseph
D. Carroll, a former officer of the Company, for $2.85 million. The purchase price consisted of $1.05 million in cash and the assumption of $1.8 million in mortgage debt.

     On October 22, 1999, the Company obtained a $4.2 million loan secured by the 23,000 square foot medical office building discussed above. The loan bears interest at a rate equal to LIBOR plus 3.40% and is due on November 1, 2002. The lender escrowed $0.6 million to be used for tenant improvements. The building is expected to open in the first quarter of 2000.

     On October 26, 1999, Hoag Memorial Hospital Presbyterian ("Hoag") exercised its option to purchase for $9.6 million the Company's 33,000 square foot medical office building located in Aliso Viejo, California. The building is 100% leased to Hoag. The Company expects to recognize a gain on the sale of the building of $2.0 million to $2.5 million. The building is currently encumbered by a $5.5 million loan.

                               G&L REALTY CORP.

                                  (Unaudited)

     On November 2, 1999, the Company closed the second and final phase of a $13.92 million loan secured by a first trust deed against three skilled nursing facilities located in Massachusetts at an interest rate of LIBOR plus 2.75%. The loan is due in three years. The first portion of the loan closed on October 4, 1999 and was used to repay a $6.0 million loan secured by the three facilities.

     On November 11, 1999, Lenox Healthcare, Inc. ("Lenox"), the manager of three skilled nursing facilities located in Massachusetts and owned by the Company, filed a Chapter 11 petition under the U.S. Bankruptcy Code. While this petition has had no financial impact on the Company to date, it could affect the ability of Lenox to make rental payments to the Company in the future. The Company is currently negotiating to replace the manager before the end of the year.

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

Results of Operations
---------------------

     Comparison of the Nine-Month Period Ended September 30, 1999 versus the Nine-Month Period Ended September 30, 1998.

     Total revenues increased by $1.8 million, or 8%, from $23.7 million for the nine months ended September 30, 1998, to $25.5 million for the same period in 1999. Rents, tenant reimbursements and parking revenues increased an aggregate $3.0 million, or 15%, from a combined total of $20.0 million for the nine months ended September 30, 1998, to $23.0 million for the same period in 1999. The purchase of two senior care facilities located in Santa Monica, California and Hoquiam, Washington during June and August 1998, respectively, accounted for $1.0 million of this increase. The purchase of a 49,000 square foot MOB in Valencia, California and a 40,000 square foot office and retail complex in Coronado, California in December 1998 accounted for an additional $1.4 million increase. In addition, recently completed construction projects in Valencia and Aliso Viejo accounted for $0.6 million of this increase. Interest, loan fees and related revenues derived from loans secured by senior care facilities decreased approximately $1.3 million, or 38%, from $3.4 million in the first three quarters of 1998, to $2.1 million for the same period in 1999. This decrease was partially due to the repayment during 1998 of seven outstanding loans, representing a total decrease of $0.5 million in interest and loan fee income. An additional $0.6 million of this decrease was due to the loss of interest, during the first three quarters of 1999, on non-performing loans for which the Company had previously reserved approximately $2.8 million in December 1998. Furthermore, interest earned on cash on hand decreased during the first three quarters of 1999 by approximately $0.2 million as the Company had an average of approximately $11 million in cash on hand during the first three quarters of 1998, and only $7 million during the first three quarters of 1999. Other income increased by $0.2 million, or 100%, from $0.2 million during the first three quarters of 1998, to $0.4 million for the same period in 1999. This increase was due to the sale of a parcel of land located in Tustin, California by the Company for a gain of $0.2 million.

     Total expenses increased by $11.3 million, or 71%, from $16.0 million for the nine months ended September 30, 1998, to $27.3 million for the same period in 1999. Of this increase, $6.4 million was due to the impairment of the Company's six MOBs located in New Jersey. Property operating expenses increased by $1.1 million, or 24%, from $4.5 million for the nine months ended June 30, 1998, to $5.6 million for the same period in 1999. Property acquisitions and completed development projects by the Company during 1998 and 1999 accounted for $0.8 million of this increase. The remaining $0.3 million increase was due to costs related to new management personnel. Depreciation and amortization increased $0.9 million, or 27%, from $3.3 million for the nine months ended September 30, 1998, to $4.2 million for the same period in 1999. This increase was attributable to property acquisitions made by the Company during 1998 and new building developments completed during 1999. Interest expense increased $2.6 million, or 42%, from $6.2 million for the nine months ended September 30, 1998, to $8.8 million for the same period in 1999. This increase was mainly due to interest incurred on borrowings of $84.0 million made by the Company subsequent to March 31, 1998. In addition, general and administrative expenses increased by $0.3 million, or 15%, from $2.0 million for the nine months ended September 30, 1998, to $2.3 million for the same period in 1999. This increase was related to the Company's addition of new management personnel

     Equity in earnings of unconsolidated affiliates decreased $0.4 million, or 200%, from $0.2 million for the nine months ended September 30, 1998 to $(0.2) million for the same period in 1999. This decrease was primarily the result of start-up losses associated with the Company's 75% investment in Penasquitos Inc. In March 1999, Rancho Penasquitos, an assisted living facility operated by Penasquitos Inc., commenced operations. The facility is currently in the process of leasing its units. However, during this lease-up phase, the facility is operating with a deficit. The Company expects the facility to reach stabilized occupancy by the end of 1999, at which time the facility will produce positive income for the Company.

     Net income decreased $8.6 million, or 116%, from $7.4 million for the nine months ended September 30, 1998 to $(1.2) million for the same period in 1999. This decrease was primarily due to the $6.4 million impairment of long-lived assets, the $2.6 million increase in interest expense, the $2.0 million increase in property operating expenses and depreciation as well as the $1.3 million decrease in interest income. These amounts were offset by a $3.0 million increase in rents, tenant reimbursements and parking revenues.

     Comparison of the Three-Month Period Ended September 30, 1999 versus the Three-Month Period Ended September 30, 1998.

     Total revenues increased by $0.7 million, or 9%, from $8.1 million in the three months ended September 30, 1998, to $8.8 million for the same period in 1999. Rents, tenant reimbursements and parking revenues increased an aggregate $0.9 million, or 13%, from a combined total of $7.0 million during the third quarter of 1998, to $7.9 million for the same period in 1999. The purchase of a senior care facility located in Santa Monica, California in June of 1998 accounted for $0.1 million of this increase. The purchase of a 49,000 square foot MOB in Valencia, California and a 40,000 square foot office and retail complex in Coronado, California in December 1998 accounted for an additional $0.6 million increase. In addition, recently completed construction projects in Valencia and Aliso Viejo accounted for $0.2 million of this increase. Interest, loan fees and related revenues derived from loans secured by senior care facilities decreased approximately $0.2 million, or 18%, from $1.1 million in the third quarter of 1998, to $0.9 million for the same period in 1999. This decrease was partially due to the repayment during 1998 of five outstanding loans, representing a total decrease of $0.1 million in interest and loan fee income. An additional $0.3 million of this decrease was due to the loss of interest, during the third quarter of 1999, on non-performing loans for which the Company had previously reserved approximately $2.8 million in December 1998. These decreases were offset by an increase in interest and loan fee income relating to the refinancing of one of the Company's notes receivable.

     Total expenses increased by $8.4 million, or 150%, from $5.6 million for the three months ended September 30, 1998, to $14.0 million for the same period in 1999. Of this increase, $6.4 million was due to the impairment of the Company's six MOBs located in New Jersey. Property operating expenses increased by $0.3 million, or 19%, from $1.6 million for the three months ended September 30, 1998, to $1.9 million for the same period in 1999. Property acquisitions and completed development projects by the Company during the second half of 1998 and during 1999 accounted for this increase. Depreciation and amortization increased $0.3 million, or 25%, from $1.2 million for the three months ended September 30, 1998, to $1.5 million for the same period in 1999. This increase was attributable to property acquisitions made by the Company during 1998 and new building developments completed during 1999. Interest expense increased $1.1 million, or 50%, from $2.2 million for the three months ended September 30, 1998, to $3.3 million for the same period in 1999. This increase was mainly due to interest incurred on borrowings of $84.0 million made by the Company subsequent to March 31, 1998. General and administrative expenses increased by $0.3 million, or 60%, from $0.5 million for the three months ended September 30, 1998, to $0.8 million for the same period in 1999. This increase was related to the Company's addition of new management personnel.

     Net income decreased $6.7 million, or 279%, from $2.4 million for the three months ended September 30, 1998 to $(4.3) million for the same period in 1999. This decrease was primarily due to the $6.4 million impairment of long-lived assets, the $1.1 million increase in interest expense, the $0.6 million increase in property operating expenses and depreciation as well as the $0.2 million decrease in interest income. These amounts were offset by a $0.9 million increase in rents, tenant reimbursements and parking revenues.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1999, the Company's net investment in real estate assets totaled approximately $181.6 million, $9.7 million in joint ventures and $15.6 million invested in notes receivable. Debt outstanding as of September 30, 1999 totaled $161.0 million.

     The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs and Senior Care Facilities and senior care lending activities. These funds primarily consist of Funds from Operations ("FFO" - see discussion below of FFO). The Company's external sources of capital consist of various secured loans and lines of credit as well as access to public equity markets. During the third quarter of 1999, the Company refinanced the $1.4 million short-term loan with a long-term $1.4 million loan at an interest rate of 7.375%. Also, during the third quarter, the Company obtained a $10 million long-term loan secured by one of its properties at an interest rate of 6.85%, of which $5 million was used to repay a short-term loan secured by the property and an additional $2.5 million was escrowed by the lender until the Company meets certain occupancy thresholds at the collateralized property. Finally, during the third quarter of 1999, the Company obtained a $7.5 million short-term loan secured by three of its properties at an interest rate of prime plus 0.75%. In July 1999, the Company also repaid the outstanding balance of $1.2 million on one of its lines of credit. In August 1999, the Company refinanced its existing $8.5 million mortgage on one of its senior care facilities with an $11.4 million long-term HUD loan at an interest rate of 8%. During the fourth quarter of 1999, the Company obtained a $4.2 million loan secured by a 23,000 square foot medical office building at a rate of LIBOR plus 3.40%. The loan is due on November 1, 2002. The Company also obtained a $13.92 million loan secured by three skilled nursing facilities located in Massachusetts at an interest rate of LIBOR plus 2.75%. The loan is due in three years. All of the Company's secured loans as of September 30, 1999 bear interest at fixed rates ranging from 6.75% to 8.98%, except for an $8.5 million loan which bears interest at LIBOR plus 2.35%, a $5.5 million loan which bears interest at LIBOR plus 3.0% and a $7.5 million loan which bears interest at prime plus 0.75%. The Company's ability to expand its MOB, Senior Care Facility and senior care lending operations requires continued access to capital to fund new investments.

     The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first and second quarter of 1999 in the amount of $0.39 per common share, which was paid on April 15 and July 15, 1999 to stockholders of record on March 31 and June 30, respectively. For the third quarter of 1999, the Company declared a distribution payable to holders of the Company's Common Stock in the amount of $0.125 per common share, which was paid on October 15, 1999 to stockholders of record on September 30. The Company also paid monthly dividends totaling $0.6 million to holders of the Company's Preferred Stock on the fifteenth day of each month during the first, second and third quarters to stockholders of record on the first day of each month. The Company distributed dividends of $4.1 million to holders of the Company's Common Stock during the first nine months of 1999 while the Company's FFO was $(3.7) million for the same period. However, excluding the $6.4 million non-cash impairment loss, the Company's FFO for the first nine months of 1999 was $2.7 million. Furthermore, during the third quarter of 1999, the Company's FFO was $0.8 million, excluding the $6.4 million non-cash impairment loss, and the Company distributed $0.6 million to the holders of its Common Stock. Although the Company's FFO in the third quarter of 1999 exceeded the amount of distributions to holders of its Common Stock, the Company can offer no assurances that the reduced Common Stock dividend will allow the Company to consistently produce a level of FFO at least equal to the current level of distributions in the future. However, the Company believes that the reduced Common Stock dividend rate will benefit stockholders in the future by allowing the Company to preserve its cash flow to invest in new acquisition and development projects, thereby increasing the Company's revenues and cash flow. In order to maximize its cash flow in the future, the Company expects to pay a Common Stock dividend in the amount which approximates the minimum dividend required to maintain its status as a real estate investment trust. This may result in fluctuations in total dividends from year to year or even quarter to quarter depending upon variations in the Company's taxable income resulting from such factors as sales of properties or adjustments to reserves. The dividends paid to the Company's preferred stockholders remain unchanged.

     On October 1, 1999, the Company made a tender offer for up to 1.0 million shares, or approximately 26%, of its outstanding Common Stock at a purchase price of $10.50 per share. The purpose of the offer was to provide liquidity for those stockholders whose investment objectives may be inconsistent with the Company's new dividend policy. The offer expired on October 29, 1999. On November 4, 1999, the Company announced that 2,047,756 shares of Common Stock had been validly tendered and that the Company would repurchase 1.0 million shares, or approximately 48.7% of the shares tendered. The transaction is expected to cost the Company approximately $10.9 million including offering fees, and will be financed with existing cash balances and proceeds from the $13.92 million loan secured by a first trust deed against three skilled nursing facilities located in Massachusetts.

     In general, the Company expects to continue meeting its short-term liquidity requirements through its working capital, cash flow provided by operations and, if necessary, from its lines of credit. The Company considers its ability to generate cash to be good and expects to continue meeting all operating requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the sale of assets, the issuance of debt securities and the offering of additional equity securities.

     The Company has been informed by Tokai Bank of California that as of June 30, 1999 the Company was in default on its $4.6 million unsecured line of credit due to a loan covenant violation. Tokai Bank has informed the Company that it has waived the loan covenant for each of these periods. The loan covenant requires that the Company maintain a ratio of EBITDA less distributions to debt service of at least 1.20 to 1.0. While the Company may not meet the requirements of this covenant at the end of 1999, the Company believes that the reduction in the Common Stock dividend will allow the Company to comply with the loan covenant in the future.

Historical Cash Flows
---------------------

     The Company's net cash from operating activities increased $0.04 million, or 0.4%, from $9.44 million for the nine months ended September 30, 1998 to $9.48 million for the same period in 1999. Changes include an $8.6 million decrease in net income for the first three quarters of 1999 compared to the same period in 1998 and a decrease in minority interests of $1.3 million. These decreases were offset by an increase of $6.4 million in impairment of assets, a $0.9 million increase in depreciation and amortization and an increase of $2.5 million in accounts payable and other liabilities.

     Net cash used in investing activities decreased $20.3 million, or 63%, from $32.0 million for the nine months ended September 30, 1998 to $11.7 million for the same period in 1999. The decrease was primarily due to a $21.9 million decrease in rental property acquisitions, a $2.8 million decrease in investments in notes and bonds receivable, a $1.5 million decrease in contributions to unconsolidated affiliates and a $1.2 million decrease in investments in marketable securities. These decreases were offset by a $1.0 million increase in expenditures on construction in progress, a $1.7 million increase in additions to rental properties and a $4.5 million decrease in principal payments on notes receivable.

     Cash flows provided by financing activities decreased $5.3 million, or 40%, from $13.4 million for the nine months ended September 30, 1998, to $8.1 million for the same period in 1999. The decrease was due primarily to a $7.7 million increase in restricted cash, a $0.6 million increase in purchases of the Company's common stock, a $12.2 million increase in notes payable repayments and a $0.3 million increase in financing costs. These were offset by an increase in notes payable proceeds of $15.5 million.

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

Information Technology Systems

     The Company's critical information technology Systems consist of its Windows NT operating systems and related Windows software as well as its accounting, property management and fixed assets software. The Company relies on third party vendors for its computer hardware and software. Based upon management's communications with the Company's Systems vendors and an outside consultant, management believes that the Company's hardware and software Systems are Year 2000 compliant and that the Company's internal computer hardware and software Systems will not be materially impacted by this issue. In October 1999, the Company upgraded its accounting and property management software to the next version which has been deemed Year 2000 compliant by the vendor.

Non-Information Technology Systems

     The Company's critical non-information technology building Systems consist of utilities, security and elevators. The Company has not yet determined whether all of these Systems are Year 2000 compliant. The Company relies on third party vendors to service most of these Systems and is currently in communication with these vendors to determine if these Systems are or will be Year 2000 compliant by December 31, 1999. The Company's property managers have contacted the Company's vendors and made inquiries about the Year 2000 readiness of these Systems. Most of the Company's vendors have confirmed in writing that these Systems are Year 2000 compliant. The Company has also received confirmation in writing from certain vendors that the Systems will be Year 2000 compliant by December 31, 1999. The Company is still following up with those vendors who have only verbally confirmed Year 2000 compliance or who have not responded to the Company's inquiries. In January 1999, the Company made inquiries of all of its tenants concerning their Year 2000 compliance and what impact non-compliance would have on the Company. Through November 12, 1999, the Company had received approximately 68 responses, representing 17% of its tenants. None of these responses indicated that the Company would suffer any negative impact due to Year 2000 non-compliance.

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

     The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 1998 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and nine month periods ended September 30, 1999 and 1998.

                               G&L REALTY CORP.
                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)

                                                               For the Three Month             For the Nine Month
                                                           Periods Ended September 30,     Periods Ended September 30,
                                                               1999           1998             1999           1998
                                                           -----------------------------------------------------------
                                                                 (in thousands)                   (in thousands)
Funds from Operations/(1)/
--------------------------
Net (loss)/income..................................          $(4,250)       $ 2,434         $ (1,184)       $  7,397
Minority interest in Operating Partnership.........             (986)            78           (1,072)            221
                                                          ----------------------------------------------------------
Income for Operating Partnership...................           (5,236)         2,512           (2,256)          7,618
Depreciation of real estate assets.................            1,301          1,057            3,702           2,988
Amortization of deferred lease costs...............               69             42              186             112
Depreciation from unconsolidated affiliates........               47             39              147              52
Adjustment for minority interest in consolidated
affiliates.........................................              (14)           (19)             (64)            (42)
Dividends on preferred stock.......................           (1,803)        (1,803)          (5,409)         (5,578)
                                                          ----------------------------------------------------------
Funds from Operations/(1)/.........................          $(5,636)       $ 1,828         $ (3,694)       $  5,150
                                                          ==========================================================

Weighted average shares outstanding/(2)/
----------------------------------------
Basic..............................................            4,514          4,588            4,559           4,610
                                                          ==========================================================
Fully diluted......................................            4,523          4,623            4,571           4,660
                                                          ==========================================================

Additional Data
---------------
Cash flows:
-----------
   Operating activities............................          $ 4,616        $ 3,505         $  9,483        $  9,439
   Investing activities............................           (4,281)        (6,180)         (11,671)        (31,982)
   Financing activities............................            5,093         (3,487)           8,122          13,447

Capital expenditures
--------------------
   Building improvements...........................          $   595        $   236         $  1,270        $    330
   Tenant improvements.............................              620            224            1,538             666
   Furniture, fixtures & equipment.................              ---            109              103             224
   Leasing commissions.............................               55            112              408             401

Depreciation and amortization
-----------------------------
   Depreciation of real estate assets..............          $ 1,301        $ 1,057         $  3,702        $  2,988
   Depreciation of non-real estate assets..........              103            114              320             256
   Amortization of deferred lease costs............               69             42              186             112
   Amortization of capitalized financing costs.....              134             53              257             139

   Accrued rent in excess of billed rent...........          $   159        $   169         $    311        $    351

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

Item 2  Changes in Securities.

            None.

Item 3  Defaults Upon Senior Securities.

            As discussed in Note 8 to the Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, GL/PHP defaulted on the $15.5 million loan, which is secured by the six MOBs in New Jersey. The six MOBs were previously occupied by Pinnacle, a subsidiary of PHP, both of which filed a Chapter 7 bankruptcy petition. The amount in default is $15.5 million and the total arrearage as of the date of this report is $0.7 million.

            As discussed in Note 8 to the Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources, the Company has been informed by Tokai Bank of California that as of June 30, 1999 the Company was in default on its $4.6 million unsecured line of credit due to a loan covenant violation.

Item 4  Submission of Matters to a Vote of Security Holders.

            On August 31, 1999 the Company held its 1999 Annual Meeting of Stockholders. The only items of business conducted were the election of directors, a vote upon a proposal to adopt an amendment to the Charter which would give the Board of Directors the authority (i) to waive the ownership limitation under the Charter for any person(s), and (ii) to decrease the ownership limit under the Charter for all other persons, and the ratification of the appointment of the Company's independent accountants.

            The six directors elected at the Annual Meeting, to serve for the term ending at the next Annual Meeting of Stockholders or until their successors are duly elected and qualified or until they resign or are removed, were the following:

        Name                    Votes For             Votes Withheld
        Daniel M. Gottlieb      3,715,669                 86,489
        Steven D. Lebowitz      3,717,623                 84,535
        Richard L. Lesher       3,714,975                 87,183
        Leslie D. Michelson     3,718,048                 84,110
        Charles P. Reilly       3,676,965                125,193
        S. Craig Tompkins       3,717,948                 84,210

        The voting for the proposal to adopt an amendment to the Charter which would give the Board of Directors the authority (i) to waive the ownership limitation under the Charter for any person(s), and (ii) to decrease the ownership limit under the Charter for all other persons was as follows:

        Votes For    Votes Against    Votes Abstained     Broker Non-Votes
        2,645,028       205,638           68,926              882,566

            The voting for the ratification of the appointment by the Board of Directors of Deloitte & Touche, LLP as independent accountants for the Company for the year ending December 31, 1999 was as follows:

        Votes For    Votes Against    Votes Abstained     Broker Non-Votes
        3,761,601        22,484           18,073                    0

Item 5  Other Information.

            On October 1, 1999, the Company made a tender offer for up to 1.0 million shares, or approximately 26%, of its outstanding Common Stock at a purchase price of $10.50 per share. The purpose of the offer was to provide liquidity for those stockholders whose investment objectives may be inconsistent with the Company's new dividend policy. The offer expired on October 29, 1999. On November 4, 1999, the Company announced that 2,047,756 shares of Common Stock had been validly tendered and that the Company would repurchase 1.0 million shares, or approximately 48.7% of the shares tendered. The transaction is expected to cost the Company approximately $10.9 million including offering fees, and will be financed with existing cash balances and proceeds from the $13.92 million loan secured by a first trust deed against three skilled nursing facilities located in Massachusetts.

            The Company has also filed an Issuer Tender Offer Statement on
        Schedule 13E-4 and Amendment No. 1 to Schedule 13E-4 with the Securities and Exchange Commission, which includes additional information relating to the tender offer.

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
                                Milner, as Trustee of The Milner Trust.

        10.81                   Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC
                                Commercial Mortgage Corporation, as Lender.

        11                      Computation of Per Share Earnings

        21                      List of Subsidiaries

        27                      Financial Data Schedule

1) Previously filed as an exhibit of like number to the Registrant's Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference

2) Previously filed as an exhibit of like number to the Registrant's Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.

3) Previously filed as an exhibit of like number to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

4) Previously filed as an exhibit of like number to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

5) Previously filed as Exhibits 10.1 (with respect to Exhibit 10.22), 10.2 (with respect to Exhibit 10.23), and 10.3 (with respect to Exhibit 10.24) to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995 and incorporated herein by reference.

6) Previously filed as an exhibit of like number to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

7) Previously filed as an exhibit of like number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

8) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

9) Filed as an exhibit to the Company's Registration Statement on Form S-11 and amendments thereto (File No. 333-24911) and incorporated herein by reference.

10) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

11) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of August 15, 1997) and incorporated herein by reference.

12) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.

13) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of November 5, 1997) for the quarter ended September 30, 1997 and incorporated herein by reference.

14) Filed as an exhibit to the Company's Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.

14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of May 17, 1999) for the quarter ended March 31, 1999 and incorporated herein by reference.

c)  Management contract or compensatory plan or arrangement.



(b) Reports on Form 8-K

    A report on Form 8-K dated October 26, 1999, was filed with the Securities and Exchange Commission for the purpose of announcing the Company's results for the third quarter ended September 30, 1999.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            G&L REALTY CORP.


Date:  November 12, 1999              By:   /s/ David E. Hamer
                                          --------------------------
                                            David E. Hamer
                                            Chief Accounting Officer