Form 10-K
period 1999-12-31
G&L REALTY CORP
filed 2000-03-30
CIK 912240

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ______________________
                                   FORM 10-K
(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1999

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

      Registrant's telephone number, including area code: (310) 273-9930
      ------------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:


                                                Name of each exchange
          Title of each class                    on which registered
          -------------------                   ---------------------
      Common Stock, $.01 par value              New York Stock Exchange
Series A Preferred Stock, $.01 par value        New York Stock Exchange
Series B Preferred Stock, $.01 par value        New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No
                                               ---    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported on the New York Stock Exchange, on March 24, 2000) was $15,579,000.

     The number of shares outstanding of the Registrant's Common Stock, $.01 par value (the "Common Stock"), as of March 24, 2000, was 2,404,000 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference portions of the Registrant's Proxy Statement relating to the 2000 Annual Meeting of Stockholders (the "Proxy Statement").

===============================================================================

                          ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


PART I

ITEM 1.   BUSINESS...........................................................................................      1
ITEM 2.   PROPERTIES.........................................................................................      7
ITEM 3.   LEGAL PROCEEDINGS..................................................................................     28
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................     29

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..............................................................................     30
ITEM 6.   CONSOLIDATED SELECTED FINANCIAL DATA...............................................................     31
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................................................     33
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........................................     44
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.........................................................     45
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSUE................     45

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................      45
ITEM 11.  EXECUTIVE COMPENSATION............................................................................      45
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................      45
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................      45

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................      46


                                     PART I

ITEM 1.  BUSINESS

     The Company is a self-managed real estate investment trust ("REIT") that owns, acquires, develops, manages and leases health care properties. The Company's business currently consists of investments, made either directly or through joint ventures, in health care properties and in debt obligations secured by health care properties. The Company's operations focus primarily on opportunities to own or develop medical office buildings ("MOB") through its MOB operations, or own or finance senior care facilities ("Senior Care Facilities") through its senior care operations. The Company was incorporated in Maryland on September 15, 1993.

     The MOB business strategy is to acquire, develop, manage and lease a portfolio of medical office buildings. The Company currently seeks growth opportunities mainly in Southern California through acquisition or development of additional MOBs directly or through strategic joint ventures. The MOB portfolio currently consists of approximately 957,000 rentable square feet. The Company directly owns 27 high quality MOBs, an adjacent parking facility and two retail facilities and indirectly owns three additional MOBs (collectively, the "MOB Properties"). Twenty-five of the MOB Properties and the two retail properties are located in California and six of the MOB Properties are located in New Jersey. Several of the MOB Properties include retail space on the ground level. As of January 31, 2000, the MOB Properties were 93.1% leased, not including the six MOB Properties located in New Jersey. As of January 31, 2000, the six MOB Properties located in New Jersey were approximately 19% leased.

     The senior care business strategy is to capitalize on consolidation opportunities in the senior care industry by making selected equity investments in Senior Care Facilities. The Company directly and indirectly owns 12 Senior Care Facilities, including projects under development, consisting of a skilled nursing facility and a senior resident apartment complex located in Arizona, four Senior Care Facilities in California, three nursing facilities in Massachusetts, a hospital located in California, a Senior Care Facility in Nebraska and a skilled nursing facility in Washington (the "Senior Care Properties"). The Senior Care Properties have an aggregate of 1,167 beds or units. In addition to the Senior Care Properties, the Company also holds a first deed of trust on a 196-bed skilled nursing facility located in Hyattsville, Maryland.

     As part of its overall business strategy, the Company also develops both MOBs and Senior Care Facilities, either directly or through joint ventures. The Company has a long history of successful developments and believes that it can maximize growth through a combination of development and acquisition. The Company currently has one development project in progress consisting of a 50,000 square foot, 92-bed assisted living facility located in Yorba Linda, California. This project is a joint venture with D.D.& F., Inc., who will operate the facility upon its completion. The Company expects to complete this project within the next twelve to eighteen months.

     The Company's primary business objective is to maximize the total return to stockholders through appreciation in the value of the Company's net assets and capital stock through long-term investment in MOBs and Senior Care Facilities, either directly or through affiliates. The Company seeks to achieve these objectives by enhancing the operating performance of its existing properties as well as through the selective acquisition and development of MOBs and Senior Care Facilities. Key elements of the Company's MOB operating strategy include:
(i) improving rental income and cash flow by aggressively marketing available space; (ii) designing and renovating tenant space to meet the unique needs of medical practitioners; (iii) actively managing renovation costs and minimizing other operating expenses such as leasing commissions by conducting management, leasing, maintenance and marketing activities internally; (iv) maintaining a diversified tenant base consisting of a cross section of medical specialties; and (v) emphasizing regular maintenance, periodic renovation and capital improvements to maximize long-term returns. Key elements of the Company's Senior Care operating strategy include: (i) locating high-quality operators who will effectively and efficiently operate the Senior Care Facilities in which the Company has an investment interest to maximize their value and (ii) partnering with local operators to develop and manage Senior Care Facilities in under-served communities throughout the country.

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

     Senior Care Operations. In connection with its acquisition of Senior Care Facilities, management analyzes and reviews certain factors including: (i) operating and financial history of the entity and the managers who will be responsible for operating the Senior Care Facility; (ii) value of the property;
(iii) location of the property, particularly proximity to shops, markets and other health care facilities; and (iv) anticipated potential for short-term gain and long-term profits from investment in the property. The Company anticipates that it will continue to acquire ownership interests, either directly or through joint ventures, in Senior Care Facilities.

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

     See Item 14 for financial information about the Company's two main business segments: investments in (i) healthcare properties and (ii) debt obligations secured by Senior Care Facilities.

Competitive Strengths

     In addition to the Company's investments in its existing MOB Properties, the Company also seeks to make selective acquisitions of MOBs. From time to time hospital owners sell their MOBs to raise capital. These sales create opportunities for the Company to acquire MOBs on attractive terms. Because hospitals will often seek a buyer with the operating skills necessary to meet the needs of the medical practitioners located in the building, the Company believes that its successful history of operating MOBs provides it with a competitive advantage in the acquisition, development and management of MOBs.

     Through its senior care operations, the Company seeks to selectively acquire ownership interests in Senior Care Facilities that have characteristics consistent with the Company's growth strategy. The Company believes that the aging population in the United States has increased the demand for efficiently operated Senior Care Facilities. The Company believes that it is in a position to capitalize on this increased demand by selectively acquiring ownership interests in attractively situated Senior Care Facilities. The Company also believes that there is potential for the Company to make additional acquisitions of Senior Care Facilities.

     Financing for new acquisitions of MOB properties and Senior Care Facilities may be provided through existing or new joint ventures with third parties or third-party financing in the form of secured or unsecured debt. The Company's capacity to obtain debt financing facilitates its ability to acquire ownership interests in additional MOBs and Senior Care Facilities. However, notwithstanding any business policies or objectives of the Company, no assurance can be given that the Company, or its investment affiliates, will be able to make acquisitions on favorable terms or that such properties will be profitably operated. In addition, the Company and its investment affiliates will likely incur additional indebtedness in connection with future acquisitions.

Property Management

     The Company provides a full range of management services for the operation of MOBs. The ability of the Company to manage MOBs to meet the unique needs of medical practitioners has been critical to its success to date. The Company has experienced lease renewal rates of approximately 87.3%, 86.7% and 76.2% for the years ended December 31, 1997, 1998 and 1999, respectively, with respect to medical office space in the MOB Properties based on the medical office space leases available for renewal in these periods. Developing and managing MOBs differs from developing and managing general office properties due to the special requirements of the tenants and their patients. MOBs generally have higher maintenance requirements in the public areas due to heavy foot traffic, many short appointments which increase demand on parking facilities, the use of sophisticated medical equipment requiring increased plumbing and electrical capacity and expanded environmental regulations that impose more stringent restrictions on the disposal of medical waste. The management of MOBs also generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners. Additional important management functions include the placement of tenants within MOBs to accommodate increased space needs and managing the tenant mix at properties so that referrals by practitioners with different specialties within the building are facilitated. The Company stresses meeting these and other special demands of medical property tenants.

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

Employees

     As of March 24, 2000, the Company (including the Operating Partnership) employed 34 persons, 11 of whom are on-site building employees who provide maintenance services for the MOB Properties and 9 of whom are professional employees engaged in leasing, asset management and administration.

Dependence on Key Tenants

     The Company's MOBs typically consist of several smaller tenants rather than one or two large tenants. As of December 31, 1999, no MOB tenant accounted for more than 10% of the Company's total revenues. Although no MOB tenant accounts for more than 10% of the Company's total revenues, the risks associated with smaller tenants include (i) less creditworthiness, (ii) greater tenant turnover and (iii) greater property management needs.

     The Senior Care Facilities are either leased to senior care companies or managed by senior care companies that operate the facilities. For several of the Senior Care Facilities, the Company is currently in the process of replacing the lease agreements with management contracts. Once the Company replaces a Senior Care Facility lease with a management contract, all of the revenues and expenses relating to the operations of the Senior Care Facility will be reflected in the consolidated financial statements of the Company. The Company expects its consolidated financial statements for the first quarter of 2000 to reflect the operations of one of its Senior Care Facilities in this manner. The Company anticipates that two additional Senior Care Facilities will be presented in this manner in its consolidated financial statements for the second quarter of 2000. Although all of the Company's Senior Care Facilities are currently leased or under management contracts, finding experienced senior care managers is a time-consuming and difficult task. As of December 31, 1999, no Senior Care Facility tenant or manager accounted for more than 10% of the Company's total revenues. However, in January 2000, the Company replaced the manager of its three Hampden, Massachusetts skilled nursing facilities due to the bankruptcy of the manager and unhappiness with its performance. As a result, the Company recorded a $2.0 million addition to its bad debt reserves in 1999 to provide for the potential impairment of rent and operating expense reimbursements receivable. Should any of the

Company's other Senior Care Facilities require a change in manager, the Company's financial results could be materially impacted despite the fact that no Senior Care Facility tenant or manager accounts for more than 10% of the Company's total revenues.

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

     Physicians generate medical waste in the normal course of their practice. The Company's leases require the individual tenants to make arrangements for the disposal of medical waste and require all tenants to provide proof that they have contracted with a third party service to remove waste from the premises each night. The handling and disposal of this waste is the responsibility of the tenants; however, the Company remains responsible as the owner of the property. There can be no assurance that all such medical waste will be properly handled and disposed of or that the Company will not incur costs in connection with improper disposal of medical waste by its tenants.

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

                               G&L Realty Corp.
                             Organizational Chart

                             [CHART APPEARS HERE]




1) The Company, a Maryland corporation, was formed to continue the ownership, management, acquisition and development activities previously conducted by G&L Development, a California general partnership.

2) The Company is the sole general partner and 81% owner of the Operating Partnership. Individual limited partners own the Operating Partnership's remaining 19% partnership interest.

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

9) Holy Cross, Burbank, Tustin, Hoquiam, Lyons and Coronado are owned 100% by the Operating Partnership.

10) The Operating Partnership is sole managing member and 80% owner of Valencia. The remaining 20% is owned by Landmark Healthcare Facilities, LLC.

11) The Operating Partnership is co-managing member and 93% owner of Pacific Gardens. The remaining 7% is owned by ASL Santa Monica, Inc.

12) The Operating Partnership is co-managing member and 85% owner of Tarzana. The remaining 15% is owned by ASL Tarzana Wedgewood, LLC.

13) GLN Capital is a Delaware limited liability company owned 49.9% by the Operating Partnership and 50.1% by Nomura Asset Capital Corp.

14) Valley Convalescent is a California limited liability company owned 50% by the Operating Partnership and 50% by Continuum Healthcare, Inc.

15) San Pedro is a California limited liability company owned 50% by the Operating Partnership and 50% by Gary Grabel.

16) Penasquitos LLC is a California limited liability company owned 50% by the Operating Partnership and 50% by Parsons House, LLC.

17) Penasquitos Inc. is a California Corporation owned 50% by the Operating Partnership and 50% by Parsons House, LLC.

18) Pacific Gardens Corp. is a California corporation owned 93% by the Operating Partnership in the form of non-voting preferred stock and 7% by ASL Santa Monica, Inc.

19) Eagle Run is a California limited liability company owned 50% by the Operating Partnership and 50% by Parsons House, LLC.

20) Eagle Run Inc. is a California corporation owned 50% by the Operating Partnership in the form of non-voting preferred stock and 50% by Parsons House, LLC.

21) Lakeview is a California limited liability company owned 50% by the Operating Partnership and 50% by D.D.&F., L.P.

22) Heritage Park is a California limited liability company owned 25% by the Operating Partnership and 75% by American Senior Living, Inc.

ITEM 2.   PROPERTIES

     The MOB Properties consist of 27 high quality MOBs directly owned by the Company, three MOBs indirectly-owned by the Company, an adjacent parking facility and two retail facilities. The Senior Care Properties consist of 11 Senior Care Facilities and one hospital. As of January 31, 2000, the MOB Properties, not including the six New Jersey MOBs, were 93.1% leased to over 420 tenants and the Senior Care Properties were 100% leased to operators who collectively had a weighted average occupancy of 70.8%. The Company's MOB tenants are primarily established medical practitioners representing a cross section of medical practices.

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

     The health care industry is facing various challenges, including increased government and private payor pressure to reduce medical delivery costs. Substantially all of the Company's tenants are in the medical profession and could be or have been adversely affected by the new Medicare prospective payment system, cost containment and other health care reform proposals. In the past twelve months, the Company has changed managers at six of its Senior Care Facilities in response to financial difficulties encountered by the managers or dissatisfaction with the operating results of the managers. Any future proposals that limit access to medical care or reduce reimbursement for physicians' services may also impact the ability of the Company's tenants to pay rent. However, the Company believes that the aging population in the United States, combined with other recent trends in the health care industry, such as the performance of non-acute procedures outside of hospitals, could spur increased demand for space in full service MOBs that contain surgery centers and out-patient facilities, such as those owned by the Company.

     The following tables set forth certain information regarding each of the MOB Properties and Senior Care Properties as of January 31, 2000. All of the MOB Properties and Senior Care Properties are held in fee by the Company or, in the case of jointly-owned properties, by the joint venture property partnership or limited liability company.

                          MOB Properties--Summary Data

                                             Number          Year       Rentable   Rented                    Total       Average
                                               of       Constructed or   Square    Square                  Annualized    Rent per
                Property                    Buildings   Rehabilitated    Feet(1)   Feet(2)  Occupancy(2)     Rent(3)    Sq. Ft.(4)
-----------------------------------------   ---------   --------------  --------  -------   ------------   ----------  -----------
Southern California
-------------------
   405 N. Bedford, Beverly Hills,........       1         1947/1987      41,378    39,879       96.4%     $ 1,630,000     $40.86
   415 N. Bedford, Beverly Hills(5)......       1              1955       5,720     5,720      100.0          229,000      40.04
   416 N. Bedford, Beverly Hills.........       1         1946/1986      40,332    40,242       99.8        1,540,000      38.27
   435 N. Bedford, Beverly Hills.........       1        1950/63/84      52,122    50,103       96.1        1,673,000      33.39
   435 N. Roxbury, Beverly Hills.........       1         1956/1983      42,455    39,027       91.9        1,491,000      38.21
   436 N. Bedford, Beverly Hills.........       1              1987      73,660    72,374       98.3        3,150,000      43.53
   Sherman Oaks Medical Plaza
      4955 Van Nuys Blvd.
      Sherman Oaks.......................       1         1969/1993      67,874    60,911       89.7        1,275,000      20.92
   Cigna HealthCare Building
      12701 Schabarum Ave.
      Irwindale(6).......................       1              1992      47,604    47,604      100.0        1,097,000      23.04
    Coronado Plaza
        1330 Orange Ave, Coronado               1         1977/1985      39,854    36,324       91.1        1,035,000      28.50
   Holy Cross Medical Plaza
      11550 Indian Hills Road
      Mission Hills......................       1              1985      72,146    65,672       91.0        1,751,000      26.66
   St. Joseph's Medical Office Bldg.
      2031 West Alameda Ave.
      Burbank............................       1              1987      25,769    25,769      100.0          699,000      27.11
    Lyons Avenue Medical Building
        24355 Lyons Avenue, Santa Clarita       1              1990      48,953    46,626       95.2          943,000      20.22
   Tustin--Medical Office I
      14591 Newport Avenue, Tustin.......       1              1969      18,092    12,701       70.2          201,000      15.80
   Tustin--Medical Office II
      14642 Newport Avenue, Tustin.......       1              1985      48,217    45,023       93.4          954,000      21.19
    Pacific Park
        5 Journey Road, Aliso Viejo             1         1998/1999      22,960    16,950       73.8          427,000      25.20
    Pier One Retail Center
        26771 Aliso Creek Road, Aliso           1              1998       9,100     9,100      100.0          182,000      20.00
         Viejo
   Regents Medical Center
      4150 Regents Park Row , La Jolla...       1              1989      65,321    65,321      100.0        1,716,000      26.27
    San Pedro Medical Plaza
        1360 West 6th Street, San               3         1963/1979      59,110    53,712       90.9        1,232,000      22.93
         Pedro....
   1095 Irvine Boulevard, Tustin.........       1              1995      10,125    10,125      100.0          210,000      20.73
    Santa Clarita Valley Medical Center
        23861 McBean Pkwy, Santa Clarita        5              1981      42,183    34,426       81.6          704,000      20.46
    Santa Clarita Valley Medical Center
       23861 McBean Pkwy, Santa Clarita         1         1998/1999      43,912    38,909       88.6          958,000      24.62
                                               ---                       ------    ------                     -------
Total/Weighted average of all
 California MOB Properties                     27                       876,887   816,518       93.1%     $23,097,000      28.29
                                               --                       -------   -------                 -----------

_______________________________
See footnotes on following page                                    Continued....


New Jersey
----------
 2103 Mt. Holly Rd, Burlington...........       1              1994      12,560         0        0.0                0       0.00
 150 Century Parkway, Mt. Laurel.........       1              1995      12,560     2,500       19.9           60,000      24.00
 274 Highway 35, South Eatontown.........       1              1995      12,560         0        0.0                0       0.00
 80 Eisenhower Drive, Paramus............       1              1994      12,675    12,675      100.0          342,000      27.00
 16 Commerce Drive, Cranford.............       1              1963      17,500         0        0.0                0       0.00
 4622 Black Horse Pike, May Landing......       1              1994      12,560         0        0.0                0       0.00
                                                                        -------   -------                ------------
Total/Weighted average of New Jersey            6                        80,415    15,175       18.9%         402,000     $26.51
                                               --                       -------   -------                 -----------
 MOB Properties

Total/Weighted average of all                  33                       957,302   831,693       86.9%     $23,499,000     $28.25
                                               ==                       =======   =======                 ===========
    MOB Properties

1) Rentable square feet includes space used for management purposes but does not include storage space.
2) Occupancy includes occupied space and space used for management purposes. Rented square feet includes space that is leased but not yet occupied. Occupancy figures have been rounded to the nearest tenth of one percent.
3) Rent is based on third-party leased space billed in January 2000; no rent is assumed from management space.
4) Average rent per square foot is calculated based upon third-party leased space as of January 31, 2000.
5)   This property consists of retail space and parking facilities.
6) Building is currently vacant although tenant continued paying rent through November 1999. Tenant has been in default on rental payments since December 1999 and the Company has sued the tenant and the sub-tenant in order to recover the delinquent rent.

                      Senior Care Properties--Summary Data

                                                                                                Purchase                   Average
                                  Number       Year                                              Price/      Total         Annual
                                   of      Constructed or   Date   Number of                  Development  Annualized     Rent per
     Property                   Buildings  Rehabilitated   Leased  Beds/Units  Occupancy(1)      Cost         Rent      Bed/Unit (2)
----------------------------   ----------  --------------  ------  ----------  ------------  ------------  ----------   ------------
Southern California
-------------------
  Pacific Gardens Santa Monica
   1437 Seventh Street,
   Santa Monica...............       1          1990      6/30/98     92 U        100.0%      $11,210,000  $1,260,000      $13,696
  Tustin Hospital
   14662 Newport Avenue,
   Tustin.(3).................       1          1969       5/1/97    183 B         18.9         2,545,000     421,000        2,300
  The Arbors
   12979 Rancho Penasquitos
    Boulevard,
    San Diego ................      1      1998/1999      4/1/99     97 U         66.0         4,200,000     767,000        7,907
  Pacific Gardens Tarzana
   18700 Burbank Boulevard
   Tarzana(4) ................       1          1989       1/6/00     80 U         87.5        10,300,000   1,000,000       12,500

Arizona
-------
  Maryland Gardens
   31 West Maryland Avenue,
   Phoenix ..................        1      1951-1957      2/1/98     98 B         87.1         4,647,000     204,000        2,082
  Maryland Gardens II
   39 West Maryland Avenue,
   Phoenix...................        1          1968         N/A      20 U        100.0         1,024,000     108,000        5,400

Massachusetts
-------------
  Riverdale Gardens
   42 Prospect Avenue,
   West Springfield .........        1      1957-1975     10/1/97    168 B         92.8         5,655,000     762,000        4,536
  Chestnut Hill
   32 Chestnut Street,
   East Longmeadow...........        1          1984      10/1/97    123 B         90.1        10,627,000   1,433,000       11,650
  Mary Lyon
   34 Main Street,
   Hampden...................        1          1986      10/1/97    100 B         92.3         3,744,000     505,000        5,050

Nebraska
--------
  Parsons House on Eagle Run
   14325 Eagle Run Drive,
   Omaha ....................        1          1999     11/1/99      88 U         22.5         1,100,000     698,000        7,972

Washington
----------
  Pacific Care Center
   3035 Cherry Street,
   Hoquiam.............              1          1954     7/31/98     118 B         91.5         3,316,000     300,000        2,542
                                    ---                              -----         ----                       -------       ------
Total/Weighted average of all
   Senior Care Properties......     11                             1,167           70.8%                   $7,458,000        6,391
                                    ==                             =====           =====                   ==========        =====


        Developments
----------------------------
Southern California
-------------------
  Lakeview Courtyards
   4792 Lakeview Ave,
   Yorba Linda ...............       1    2000/2001       N/A         80 U         N/A             946,000      N/A         N/A
  Heritage Park
   1101 Sycamore Ave,
   Tustin.....................       1    2000-2002       N/A         53 U         N/A             500,000      N/A         N/A

_______________________________
1)   Occupancy is on a per-bed or unit basis.
2) Average rent per bed is calculated based upon annualized rents as of January 31, 2000.
3) Tustin Hospital is leased 100% to Pacific Health Corporation. Occupancy percentage of 18.9% represents average hospital census for January 2000.
4) Property was acquired on January 6, 2000 in joint venture with ASL Tarzana, Inc.

MOB Properties

Southern California Properties
------------------------------

     Six of the MOB Properties are located on North Bedford and North Roxbury Drives in the "Golden Triangle" area of Beverly Hills, California, near three major hospitals--Cedars Sinai Medical Center, Century City Hospital and UCLA Medical Center. The buildings feature high quality interior improvements, including rich wood paneling and brass hardware appointments, both in the common areas and in most of the doctors' offices. These six MOB Properties include twenty-one operating rooms. The 405, 416 and 436 North Bedford Drive buildings each have emergency back-up generators. Parking for these six MOB Properties is provided in the 415 North Bedford garage and in subterranean parking at 436 North Bedford and 435 North Roxbury Drives. Each of these MOBs has copper insulated pipe with sufficient capacity for medical use, electrical systems designed for extra load requirements and extensive security systems.

 405 North Bedford Drive, Beverly Hills

     The 405 North Bedford Drive MOB, built in 1947 and extensively remodeled in 1987, consists of four stories plus a penthouse and a basement. The reinforced brick building, with ground floor retail space, features cherry wood paneled walls and brass hardware in the common areas and decorative concrete trim on the exterior.

     Currently, only one tenant occupies more than 10% of the rentable square footage of the building. A surgery center occupies 6,019 square feet (approximately 14.5%) of the rentable square footage pursuant to a lease that provides for monthly rent of $22,000. The lease expires on August 31, 2004 and provides for a five-year renewal option.

 415 North Bedford Drive, Beverly Hills

     The 415 North Bedford Drive building is a four-level parking structure with approximately 5,720 square feet of ground floor retail space for seven tenants. The parking structure contains 316 spaces and is valet operated.

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

     A plastic surgeon occupies 5,141 square feet or 12.7% of the rentable square footage of the building, pursuant to a lease that provides for monthly rent of $22,000. The lease expires on November 30, 2002 and contains a five-year renewal option.

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

     Two tenants in 435 North Roxbury each occupy more than 10% of the rentable square footage. A dermatologist occupies 5,291 square feet (12.5% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $18,000. The lease expires September 30, 2001 and contains a provision for a five-year renewal option. An internist occupies 6,183 square feet (14.6% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $19,000. The lease was renewed for five years during 1999 and expires on November 30, 2004.

 436 North Bedford Drive, Beverly Hills

     The 436 North Bedford Drive property is a three-story MOB with three levels of subterranean parking. Built in 1987, the building features ground floor retail and office space surrounding a central courtyard and balconies at selected locations on the second and third floors. The exterior is clad in rose color sandstone with cast stone and granite trim. The central courtyard features a cascading waterfall sculpture and stone pavers with intricate marble and stone patterns. Cherry wood paneled walls also line the elevator lobbies on all floors and portions of the hallways.

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

 Cigna Health Care Building, Irwindale

     The Cigna Health Care Building in Irwindale, California is a two-story MOB, constructed in 1992, on a site that provides two parking areas with a total of 244 spaces. This property is 100% leased to Cigna Healthcare of California ("Cigna"). Rent obligations under the lease are guaranteed by Cigna Health Care, Inc., the parent company of Cigna. The lease also provides for certain rights against Med Partners, Inc., a former sub-tenant of Cigna. The lease, which provides for monthly rent of $91,000 triple net, expires on November 30, 2004 and provides for two, five-year options. The property was vacated in stages by Med Partners beginning in September 1998, but Med Partners continued to pay rent until December 1999. In December 1999, Cigna and Med Partners defaulted on the rent and the Company has sued both Cigna and Med Partners to recover the delinquent rent payments. In addition, the Company has received full possession of the building and has hired a broker to lease the building. Cigna, as lessee, and Cigna Health Care, Inc., as guarantor, both remain liable for all future rent through the lease expiration date and all costs of re-leasing the premises.

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

     Two tenants each occupy more than 10% of the rentable square footage in Coronado Plaza. Marie Calendar's Restaurant occupies 6,163 square feet (approximately 15.5%) of the rentable area pursuant to a lease that provides for monthly rent of $12,000. The leases expire on September 30, 2008 and provide for two, five-year renewal options. G&L Coronado Managers Corp. occupies 7,596 square feet (approximately 19.1%) of the rentable area pursuant to a lease that provides for monthly rent of $19,000. The lease expires on December 31, 2008. G&L Coronado Managers Corp. operates the third-floor executive suites in the building. G&L Coronado Managers Corp. is owned by Daniel M. Gottlieb and Steven
D. Lebowitz, both officers and directors of the Company.

 Holy Cross Medical Plaza, Mission Hills

     The Holy Cross Medical Plaza is situated on approximately 2.6 acres of the 15-acre campus of Holy Cross Medical Plaza, a 316-bed hospital. The campus also includes the Villa de la Santa Cruz skilled nursing facility, another MOB, a magnetic resonance imaging center, and an outpatient diagnostic center. Built in 1985, the Holy Cross Medical Plaza is a three-story office building occupied primarily by medical and dental practitioners. A two-story parking structure and an open asphalt-paved lot can accommodate a total of 333 vehicles. The surrounding site is landscaped with grass, trees, shrubs and planter boxes.


     Two tenants each occupy more than 10% of the rentable square footage in the Holy Cross Medical Plaza property. Holy Cross Surgical Center occupies 12,456 square feet (17.3% of the rentable square footage) pursuant to a lease that provides for monthly rent of $42,000. The lease expires October 31, 2006 and provides for a ten-year renewal option. Dialysis Center occupies 10,639 square feet (14.7% of the rentable square footage) pursuant to a lease that provides for monthly rent of $20,000. The lease expires March 31, 2006 and provides for two, five-year renewal options.

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

     Two tenants in the St. Joseph's Professional Building each occupy more than 10% of the rentable square footage. Total Renal Care occupies 9,067 square feet (35.2% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $22,000 plus expense reimbursements for excess utility consumption. This lease expires October 31, 2000. The Company is currently negotiating a ten-year lease extension with Total Renal Care. Two internists occupy an aggregate of 7,788 square feet (30.2%) of the rentable square footage pursuant to three leases that provide for aggregate monthly rent of $17,000.
The leases expire on October 31, 2001 and November 30, 2001 and have five-year renewal options.

 Lyons Avenue Medical Building

     The Lyons Avenue Medical Building is a two-story, 49,000 square foot MOB located in Valencia, California only 1/2 mile from the Henry Mayo Newhall Memorial Hospital. The building has subterranean parking and a two-story atrium entry. The building's excellent market position provides first class medical space for those doctors that do not need an association with the hospital.

     Three tenants each occupy more than 10% of the rentable square footage of the building. Valencia Surgical Center occupies 7,212 square feet (approximately 14.7%) of the rentable area pursuant to a lease that provides for monthly rent of $13,000. The lease expires on September 1, 2005. Santa Clarita Imaging occupies 5,782 square feet (approximately 11.8%) of the rentable area pursuant to a lease that provides for monthly rent of $9,000. The lease expires on June 30, 2009. Two orthopedists occupy 6,233 square feet (approximately 12.7%) of the rentable area pursuant to a lease that provides for monthly rent of $10,000. The lease expires on December 31, 2001 and provides for one, five-year renewal option.

 Tustin--MOB I

     The 14591 Newport Avenue building in Tustin, California is a two-story MOB that was constructed in 1969 on a 1.2-acre site. The site is landscaped with grass lawns, shrubs, and trees and includes an asphalt-paved parking lot with approximately 105 parking spaces, representing a parking ratio of 5.8 parking spaces per 1,000 square feet of building area.

     Three tenants each occupy more than 10% of the rentable square footage of the building. A general practice physician occupies 2,604 square feet (approximately 14.4%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $3,000. The lease expires on July 31, 2004. A neurologist occupies 2,954 square feet (approximately 16.3%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $4,500. The lease expires on January 31, 2001. Tri-Therapy Rehab occupies 2,019 square feet (approximately 11.2%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $3,000. The lease expires on March 31, 2002.

 Tustin--MOB II

     The 14642 Newport Avenue building in Tustin, California is a four-story MOB, developed in 1985, that features a surgery center with three operating rooms, a pharmacy, and an industrial clinic on the first floor. Medical offices are located on all of the other floors.

     Three tenants each occupy more than 10% of the rentable square footage in the 14642 Newport Avenue Building. Pacific Health Corporation leases the surgery center and occupies a total of 13,465 square feet (approximately 27.9%) of the rentable area of the building pursuant to two leases that provide for monthly rent of $29,000. The leases expire on November 30, 2001 and March 31, 2003. The surgery center lease provides for one, five-year renewal option. Prospect Medical Systems, Inc. occupies 6,004 square feet (approximately 12.5%) of the rentable area pursuant to a lease that provides for monthly rent of $10,000. The leases expire on September 30, 2003. Southern California Medical occupies 5,208 square feet (approximately 10.8%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $9,000. The lease expires on December 31, 2004.

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

     UCSD Orthomed, an affiliate of the University of California, occupies 14,036 square feet (approximately 21.5%) of the rentable area of the building pursuant to leases that provide for an aggregate monthly rent of $32,000. The leases expire at various dates between January 31, 2000 and January 31, 2002.

 Pier One Retail Center

     The Pier One Retail Center is a one-story, 9,100 square foot retail facility built by the Company in 1998 in Aliso Viejo, California. The building is 100% leased to Pier One Imports, Inc. for ten years on a triple net basis.

 Pacific Park

     The Pacific Park building in Aliso Viejo, California is a 23,000 square foot MOB, developed by the Company in 1999. The building was completed in December 1999 and opened in January 2000. The building is 73% leased to a major not-for-profit medical provider on a triple net basis. The remaining space is currently under negotiations to be leased.

 San Pedro Medical Plaza

     The San Pedro Medical Plaza in San Pedro, California is a 59,000 square foot complex consisting of three MOBs. The buildings are located across the street from the San Pedro Peninsula Hospital and are situated on 7.85 acres incorporating a 383 space surface parking lot.

     One tenant occupies more than 10% of the rentable square footage of the building. Cor Healthcare Medical Associates occupies 6,470 square feet (approximately 10.9%) of the rentable area pursuant to a lease that provides for monthly rent of $9,000. The lease is currently month-to-month.

 1095 Irvine Boulevard, Tustin

     The 1095 Irvine Boulevard building in Tustin, California was redeveloped in 1995 as a primary health care center for physicians who are part of the St. Joseph Hospital of Orange health care network. The property is leased to St. Joseph Hospital, Inc. under a net lease with a 15-year term, which began in August 1995, and provides for annual cost of living rent escalations. The lease provides for a monthly rental of $17,500 and expires on July 31, 2010.

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

     One tenant occupies more than 10% of the rentable square footage of the buildings. A plastic surgeon occupies 4,428 square feet (approximately 10.5%) of the rentable area of the buildings pursuant to a lease that provides for monthly rent of $7,000. This space includes a surgery center. The lease expires on November 30, 2005.

 Santa Clarita Valley Medical Center, Bldg F

     Building F at the Santa Clarita Valley Medical Center is a two-story, 44,000 square foot MOB built by the Company in 1999. The building is located on the Henry Mayo Newhall Memorial Hospital Campus and is adjacent to the other five MOBs owned by the Company on the Hospital Campus. Building F is the premier medical office building in the Santa Clarita Valley area. The building is subject to a 60-year ground lease that includes payments of $11,000 per month.

     Four tenants each occupy more than 10% of the rentable square footage of the building. The Henry Mayo Newhall Memorial Hospital occupies 10,765 square feet (approximately 24.5%) of the rentable area of the building pursuant to three leases that provide for aggregate monthly rent of $23,500. All three leases expire on May 31, 2009. Southern California Orthopedic Institute occupies 10,848 square feet (approximately 24.7%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $21,500. The lease expires on February 28, 2009. SCV Quality Care occupies 5,257 square feet (approximately 12.0%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $10,500. The lease expires on February 28, 2009. The Regents of UCLA occupy 4,454 square feet (approximately 10.1%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $9,000. The lease expires on March 28, 2005.

New Jersey Properties
---------------------

     As of August 15, 1997, Pinnacle Health Enterprises, LLC ("Pinnacle") leased the New Jersey Properties from GL/PHP under the terms of a 17-year net operating lease. PHP Healthcare Corporation ("PHP") guaranteed the obligations of its subsidiary, Pinnacle, under the lease. In November 1998, Pinnacle filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware and its case was voluntarily converted to a Chapter 7 case. Also in November 1998, PHP filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware. The Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") took over the operations of Pinnacle. The Commissioner acting as rehabilitator for the entity operating the facilities under a medical services agreement with Pinnacle, paid Pinnacle's administrative rent through the bankruptcy proceeding up to and including March 5, 1999. After the Commissioner ceased paying rent, Pinnacle's Chapter 7 trustee elected to reject the lease. The Commissioner continued to occupy and lease certain of the buildings through March 31, 1999.

     During 1999, GL/PHP leased one of the buildings and a portion of an additional building. Also during 1999, GL/PHP attempted to restructure the Nomura loan in order to attempt to preserve its investment in the New Jersey Properties. See Item 7 for discussion of Nomura loan. On May 5, 1999, GL/PHP presented a loan-restructuring plan to Amresco Management, Inc. ("Amresco"), the loan servicer, in regards to the mortgage secured by the New Jersey Properties. GL/PHP has been in default on this loan since May 1999. On May 10, 1999, Amresco rejected the Company's restructuring plan.

     On July 6, 1999, Amresco served GL/PHP with a complaint commencing a judicial foreclosure and requesting the appointment of a receiver in the Superior Court of New Jersey Chancery Division Bergen County. On September 15, 1999, the Superior Court ruled in Amresco's favor and appointed a receiver for these buildings. Amresco filed a motion to foreclose its mortgage against the New Jersey Properties. In February 2000, the court granted the motion and transferred the matter to the foreclosure court of the New Jersey Superior Court. New Jersey counsel has advised that the actual transfer of title should be completed in approximately three to four months. A non-cash impairment loss of $6.4 million was recorded in 1999 to reflect the decline in value of these buildings as a result of the loss of current and future rental revenue due to the Pinnacle and PHP bankruptcies in November 1998 and subsequent departure from the buildings in March 1999. This impairment loss was recorded in the third quarter of 1999 in response to the appointment of the receiver for the buildings in September 1999 and their pending foreclosure.

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

Senior Care Properties

Southern California Properties
------------------------------

Pacific Gardens Santa Monica

     Pacific Gardens Santa Monica is a 92-unit, 61,000 square foot, four-story assisted living facility located in Santa Monica, California just two blocks from the beach. The building contains a 3-story, subterranean parking garage for 112 vehicles. The facility features a kitchen, 150-seat dining room, community room, TV lounges, library, beauty parlor and guest laundry areas on each floor. The facility is in close proximity to nearby shopping, restaurants and entertainment. Two major hospitals, Santa Monica Hospital Medical Center and St. John's Hospital are located within two miles of the property.

 Tustin Hospital

     The 14662 Newport Avenue building in Tustin, California is a single-story, 183-bed, 101,000 square foot hospital that was developed in two phases beginning in 1969 and ending in 1974. The hospital includes a full service emergency room, five operating rooms, an intensive care ward, administrative offices, conference rooms, kitchen and cafeteria, pharmacy facilities, gift shop, x-ray facilities and a basement service area. The hospital has an emergency back-up generator with a 10,000-gallon underground fuel tank that complies with current environmental requirements. The hospital was vacant when the Company acquired the property on June 14, 1996. As of May 1, 1997, the hospital was 100% leased to Pacific Health Corporation. The lease provides for triple net rental payments that commenced in January 1998. Rental payments for the months of October through December 1997 were deferred until July 1998, at which time the monthly rent was increased from $33,000 to approximately $35,000. The lease expires June 30, 2002 and provides for three, five-year renewal options. In July 1997, the Company granted Pacific Health Corporation an option, which expires on July 1, 2001, to purchase the hospital during the first six months of 2002 for $5.0 million.

 The Arbors at Rancho Penasquitos

     The Arbors at Rancho Penasquitos is a 97-unit, 52,000 square foot, three-story assisted living facility located in Rancho Penasquitos, California. The building was originally built in 1988 as a Ramada Hotel. In 1998, the Company, in joint venture with Parsons House, LLC, purchased the property and converted it into The Arbors at Rancho Penasquitos. The facility opened for business in March 1999.

     Each unit contains approximately 360 square feet and includes a small kitchenette. The facility contains a kitchen, dining room, activity room and a lounge. The 2.07-acre property also has a parking lot that can accommodate up to 114 cars.

 Pacific Gardens Tarzana

     Pacific Gardens Tarzana is a two-story, 80-unit, 44,117 square foot assisted living facility located in Tarzana, California. The facility features a formal dining room, two living rooms, pharmaceutical services, daily maid service and personal laundry service.

 Lakeview Courtyards

     Lakeview Courtyards is a to-be-constructed two story, 80-unit, 50,417 square foot assisted living facility located in Yorba Linda, California. The project is a joint venture with Prestige Care Inc., an experienced assisted living facility operator. Construction began on the facility in October 1999 and is expected to be completed in Spring 2001.

Arizona Properties
------------------

 Maryland Gardens

     Maryland Gardens is a 98-bed skilled nursing facility located in Phoenix. The facility is situated on approximately 1.84 acres. American Healthcare Associates, Inc. has managed the facility on a month-to-month basis since April 1999. The Company is currently negotiating a management contract with a new manager.

 Maryland Gardens II

     Maryland Gardens II is a 20-unit, 30,000 square foot apartment complex acquired by the Company in May 1998. The building is located on a 1.0-acre lot adjacent to the Maryland Gardens skilled nursing facility. The building, named the Winter Gardens Apartments, currently consists of residential tenants. The property also includes a 1.0-acre vacant parcel of land and a duplex building.

Massachusetts Properties
------------------------

 Hampden Properties

     G&L Hampden, LLC, a wholly-owned subsidiary of the Company, acquired three nursing home properties in Massachusetts on October 28, 1997 from Hampden Nursing Homes, Inc. ("HNH"), a nonprofit corporation. Lenox Healthcare, Inc. ("Lenox") managed the three facilities from October 1998 through December 1999. In November 1999, Lenox filed for bankruptcy protection. The Company immediately moved to replace Lenox as the manager of the nursing homes. In January 2000, the Company received the bankruptcy court's permission to replace Lenox as the manager and a new management firm, a subsidiary of Roush & Associates ("Roush"), was immediately retained. Since acquiring the properties from HNH, HNH has held the licenses necessary to operate the facilities. In March 2000, the Company successfully transferred the licenses to G&L Massachusetts, LLC, a subsidiary of the Operating Partnership. G&L Massachusetts, LLC subsequently leased the three facilities from the Company while Roush continued to manage them. The lease requires monthly payments of $225,000 net of property taxes, insurance and costs to maintain the facilities. During the first quarter of 2000, the Company received payments totaling $125,000.

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

Nebraska Property
-----------------

 Parsons House on Eagle Run

     Parsons House on Eagle Run is a 88-unit assisted living facility located in Omaha. The facility was built through a joint venture between the Company and Parsons House, LLC, who is also the manager, and was completed in October 1999. The facility features private suites, dining room service, housekeeping and laundry services, transportation and a wide range of activities for its residents. The facility staff includes licensed nurses and caregivers who provide assistance with medication, bathing and dressing twenty-four hours a day.

Washington Property
-------------------

 Pacific Care Center

     Pacific Care Center is a 118-bed skilled nursing facility located in Hoquiam. American Healthcare Associates, Inc. has managed the facility on a month-to-month basis since April 1999. The Company is currently negotiating a management contract with a new manager.

Leases

  MOB Properties

     As of January 31, 2000, the MOB Properties were approximately 93.1% leased, excluding the six MOB Properties located in New Jersey. New leases and extensions are normally granted for a minimum of three to five years and provide for annual rent increases. Office tenants generally have gross leases whereby rents may be adjusted for a tenant's proportionate share of any increases in the cost of operating the building. Most retail tenants have net leases and pay their share of all operating expenses including property taxes and insurance. The following is a lease expiration table setting forth the number, square feet and associated annual rent for those leases expiring in future years.

                       MOB Properties--Lease Expirations

                              Number of         Approximate                          % of
      Year of Lease            Leases           Total Rented                      Total Annual
       Expiration            Expiring (1)      Square Feet (1)     Annual Rent        Rent
      -------------          ------------      ---------------     -----------    ------------
      2000...............        59                 80,879         $ 2,443,000        11.1%
      2001...............        78                127,270           3,645,000        16.5%
      2002...............        61                100,199           2,942,000        13.3%
      2003...............        51                 91,083           2,523,000        11.4%
      2004...............        45                147,778           4,005,000        18.2%
      2005...............        18                 38,083           1,151,000         5.2%
      2006...............        17                 50,239           1,568,000         7.1%
      2007...............         9                 20,982             911,000         4.1%
      2008...............         7                 32,801             943,000         4.3%
      2009...............        13                 64,546           1,706,000         7.7%
      2010 or later......         2                 11,365             237,000         1.1%
                                ---                -------         -----------       ------
            Total               360                765,225         $22,074,000       100.0%
                                ===                =======         ===========       ======

________________________________

1) Does not include month-to-month leases or vacant space. There are 63 month-to-month tenants who occupy approximately 66,000 square feet of space and pay approximately $119,000 per month in rent.

     The Company was successful in obtaining lease renewals, achieving a weighted average renewal rate of approximately 76.2% on MOB leases that expired during 1999. Although there can be no assurance that this renewal level will be maintained, the Company believes this high renewal rate is due in part to the tendency of medical practitioners to continue to practice in the same space over a number of years. Also, the Company's tenants frequently invest large sums of money in equipment and fixtures for their offices. Furthermore, relocating a doctor's office can be disruptive to the patients who are familiar with the doctor's office location.

The following table sets forth the scheduled annual rent increases for the leases with respect to the MOB Properties in effect at January 31, 2000.

                        MOB Properties--Rent Increases

                                                          % of Total Rented
     Scheduled Annual Rent Increases    Square Feet(1)    Square Feet(1)(2)
     -------------------------------    --------------    -----------------
     None (3).......................       120,294              14.6%
     Consumer Price Index...........       402,128              48.7%
     2.00%..........................         9,346               1.1%
     2.50%..........................        19,668               2.4%
     2.75% .........................         3,251               0.4%
     3.00% .........................       100,818              12.2%
     3.20% .........................         1,201               0.2%
     3.50% .........................         4,450               0.5%
     4.00%..........................        59,659               7.2%
     5.00%..........................        99,503              12.0%
     8.00%..........................         5,440               0.7%
                                           -------              -----
              Total                        825,758             100.0%
                                           =======             ======

______________________________
1) Does not include 5,935 square feet, or 0.7% of the total rented square feet, which is used as management space.
2) Percent of total rented square feet has been rounded to the nearest tenth of one percent.
3)   Approximately 55% of these leases are month-to-month.

     The historical occupancy, rounded to the nearest tenth of one percent, of the MOB Properties is shown in the following table:

                      MOB Properties--Historical Occupancy

MOB Property                                                 1999        1998        1997        1996        1995
------------                                               ---------   ---------   ---------   ---------   ---------
Southern California
-------------------
 405 N. Bedford.........................................       96.4%       85.5%       97.4%      100.0%      100.0%
 415 N. Bedford(1)......................................      100.0       100.0       100.0       100.0       100.0
 416 N. Bedford.........................................       99.8        90.2        90.7        97.6       100.0
 435 N. Bedford.........................................       96.1        95.8        93.9        93.1        89.2
 435 N. Roxbury.........................................       91.9        96.7        93.5        93.6        95.6
 436 N. Bedford.........................................       98.3       100.0       100.0        98.4        90.0
 Sherman Oaks Medical Plaza(2)..........................       89.7        97.3        93.9        86.7        90.0
 Cigna Health Care Building(2)..........................      100.0       100.0       100.0       100.0       100.0
 Coronado Plaza(6)......................................       91.1        89.2         N/A         N/A         N/A
 Holy Cross Medical Plaza(2)............................       91.0        88.8        92.2        93.1        94.7
 St. Joseph's Medical Building(3).......................      100.0        96.8       100.0       100.0       100.0
 24355 Lyons Avenue(6)..................................       95.2        85.3         N/A         N/A         N/A
 14591 Newport Avenue, Medical Office I(5)..............       70.2        55.0        52.4        49.6         N/A
 14642 Newport Avenue, Medical Office II(5).............       93.4        80.5        71.5        85.1         N/A
 Pacific Park(8)........................................       73.8         N/A         N/A         N/A         N/A
 Pier One Retail Center(7)..............................      100.0       100.0         N/A         N/A         N/A
 Regents Medical Center(2)..............................      100.0       100.0       100.0       100.0        90.9
 San Pedro Medical Plaza(6).............................       90.9        86.7         N/A         N/A         N/A
 1095 Irvine Boulevard(4)...............................      100.0       100.0       100.0       100.0       100.0
 Santa Clarita Valley Medical Center(6).................       81.6        95.0         N/A         N/A         N/A
 Santa Clarita Valley Medical Center, Bldg F(8).........       88.6        62.3         N/A         N/A         N/A
                                                              -----       -----       -----       -----       -----
Weighted Average of all California MOB Properties.......       93.1        90.2        93.0        94.2        90.9
                                                              -----       -----       -----       -----       -----

New Jersey (9)
--------------
 2103 Mt. Holly Rd., Burlington.........................        0.0       100.0       100.0         N/A         N/A
 150 Century Parkway, Mt. Laurel........................       19.9       100.0       100.0         N/A         N/A
 274 Highway 35, South Eatontown........................        0.0       100.0       100.0         N/A         N/A
 80 Eisenhower Drive, Paramus...........................      100.0       100.0       100.0         N/A         N/A
 16 Commerce Drive, Cranford............................        0.0       100.0       100.0         N/A         N/A
 4622 Black Horse Pike, May Landing.....................        0.0       100.0       100.0         N/A         N/A
                                                              -----       -----       -----       -----       -----
Weighted Average of New Jersey MOB Properties.                 18.9       100.0       100.0         N/A         N/A
                                                              -----       -----       -----       -----       -----
Weighted Average of All MOB Properties..................       86.9%       92.9%       93.7%       94.2%       90.9%
                                                              =====       =====       =====       =====       =====

______________________________
1)   Retail space.
2)   Acquired in 1994.
3)   Acquired in December 1993.
4)   Placed in service in 1995.
5) Acquired in June 1996 from a creditors committee. Previous operating statistics were not available.
6)   Property acquired in 1998.
7)   Property was built in 1998.
8)   Property was built in 1999.
9)   All six facilities were acquired in February 1997.

     The following tables set forth the annualized base rent per square foot and annualized base rent for the MOB Properties for the past five years.

         MOB Properties--Annualized Average Base Rent Per Square Foot

MOB Property                                            1999       1998       1997       1996       1995
------------                                          --------   --------   --------   --------   --------
Southern California
-------------------
 405 N. Bedford....................................     $40.86     $42.24     $47.58     $44.51     $41.64
 415 N. Bedford(1).................................      40.04      39.10      38.35      36.28      36.21
 416 N. Bedford....................................      38.27      37.72      38.05      36.89      37.04
 435 N. Bedford....................................      33.39      31.99      37.74      33.49      34.35
 435 N. Roxbury....................................      38.21      36.21      35.64      36.50      37.11
 436 N. Bedford....................................      43.53      41.12      42.08      39.84      42.13
 Sherman Oaks Medical Plaza(2).....................      20.92      20.37      20.19      22.90      23.32
 Cigna Health Care Building(2).....................      23.04      23.04      23.04      23.04      23.04
 Coronado Plaza(6).................................      28.50      27.01        N/A        N/A        N/A
 Holy Cross Medical Plaza(2).......................      26.66      28.44      28.04      28.07      25.91
 St. Joseph's Medical Bldg.(3).....................      27.11      26.82      27.19      27.03      29.12
 24355 Lyons Avenue(6).............................      20.22      20.39        N/A        N/A        N/A
 14591 Newport Avenue, Medical Office I(5).........      15.80      15.13      13.39      14.66        N/A
 14642 Newport Avenue, Medical Office II(5)........      21.19      16.54      13.19      12.34        N/A
 Pacific Park(8)...................................      25.20      25.20        N/A        N/A        N/A
 Pier One Retail Center(7).........................      20.00      20.00        N/A        N/A        N/A
 Regents Medical Center(2).........................      26.27      24.77      24.18      24.93      27.11
 San Pedro Medical Plaza(6)........................      22.93      23.65        N/A        N/A        N/A
 1095 Irvine Boulevard(4)..........................      20.73      20.30      19.87      19.46      17.14
 Santa Clarita Valley Medical Center(6)............      20.46      20.72        N/A        N/A        N/A
 Santa Clarita Valley Medical Center, Bldg F(8)....      24.62      24.96        N/A        N/A        N/A
                                                        ------     ------   --------   --------   --------
Weighted Average of all California MOB Properties..      28.29      27.76      29.94      29.81      31.70
                                                        ------     ------     ------     ------     ------

New Jersey (9)
--------------
 2103 Mt. Holly Rd., Burlington....................       0.00      34.63      34.63        N/A        N/A
 150 Century Parkway, Mt. Laurel...................      24.00      31.16      31.16        N/A        N/A
 274 Highway 35, South Eatontown...................       0.00      38.30      38.30        N/A        N/A
 80 Eisenhower Drive, Paramus......................      27.00      33.28      33.28        N/A        N/A
 16 Commerce Drive, Cranford.......................       0.00      28.10      28.10        N/A        N/A
 4622 Black Horse Pike, May Landing................       0.00      34.83      34.83        N/A        N/A
                                                        ------     ------     ------   --------   --------
Weighted Average of New Jersey MOB Properties......      26.51      33.07      33.07        N/A        N/A
                                                        ------     ------     ------   --------   --------
Weighted Average of All MOB Properties.............     $28.25     $28.51     $30.69     $29.81     $31.70
                                                        ======     ======     ======     ======     ======

__________________________
1)   Retail space.
2)   Acquired in 1994.
3)   Acquired in December 1993.
4)   Placed in service in 1995.
5) Acquired in June 1996 from a creditors committee. Previous operating statistics were not available.
6)   Property acquired in 1998
7)   Property was built in 1998.
8)   Property was built in 1999.
9)   All six facilities were acquired in February 1997.

                     MOB Properties--Annualized Base Rent
                            (Amounts in Thousands)

MOB Property                                            1999        1998        1997        1996        1995
------------                                          ---------   ---------   ---------   ---------   ---------
Southern California
-------------------
 405 N. Bedford......................................   $ 1,630     $ 1,554     $ 2,125     $ 2,183     $ 2,033
 415 N. Bedford(1)...................................       229         224         219         217         216
 416 N. Bedford......................................     1,540       1,380       1,399       1,468       1,511
 435 N. Bedford......................................     1,673       1,683       1,630       1,718       1,690
 435 N. Roxbury......................................     1,491       1,487       1,412       1,450       1,507
 436 N. Bedford......................................     3,150       3,030       3,101       3,090       2,988
 Sherman Oaks Medical Plaza(2).......................     1,275       1,364       1,291       1,378       1,457
 Cigna Health Care Building(2).......................     1,097       1,097       1,097       1,097       1,097
 Coronado Plaza(6)...................................     1,035         983         N/A         N/A         N/A
 Holy Cross Medical Plaza(2).........................     1,751       1,822       1,864       1,896       1,749
 St. Joseph's Medical Bldg.(3).......................       699         667         698         694         758
 24355 Lyons Avenue(6)...............................       943         851         N/A         N/A         N/A
 14591 Newport Avenue, Medical Office I(5)...........       200         151         127         120         N/A
 14642 Newport Avenue, Medical Office II(5)..........       954         636         452         504         N/A
 Pacific Park(8).....................................       427         427         N/A         N/A         N/A
 Pier One Retail Center (7)..........................       182         182         N/A         N/A         N/A
 Regents Medical Center(2)...........................     1,716       1,618       1,570       1,555       1,640
 San Pedro Medical Plaza(6)..........................     1,232       1,199         N/A         N/A         N/A
 1095 Irvine Boulevard(4)............................       210         206         201         197         174
 Santa Clarita Valley Medical Center(6)..............       704         834         N/A         N/A         N/A
 Santa Clarita Valley Medical Center, Bldg F(8)......       958         668         N/A         N/A         N/A
                                                        -------     -------   ---------   ---------   ---------
Total of all California MOB Properties                   23,097      22,063      17,186      17,567      16,820
                                                        -------     -------     -------     -------     -------

New Jersey (9)
--------------
 2103 Mt. Holly Rd., Burlington......................         0         435         435         N/A         N/A
 150 Century Parkway), Mt. Laurel....................        60         391         391         N/A         N/A
 274 Highway 35, South Eatontown.....................         0         481         481         N/A         N/A
 80 Eisenhower Drive, Paramus........................       342         422         422         N/A         N/A
 16 Commerce Drive, Cranford.........................         0         492         492         N/A         N/A
 4622 Black Horse Pike, May Landing..................         0         438         438         N/A         N/A
                                                        -------     -------     -------    ---------   ---------
Total of New Jersey MOB Properties...................       402       2,659       2,659         N/A         N/A
                                                        -------     -------     -------   ---------   ---------
Total of All MOB Properties..........................   $23,499     $24,722     $19,845     $17,567     $16,820
                                                        =======     =======     =======     =======     =======

___________________________
1)   Retail space
2)   Acquired in 1994.
3)   Acquired in December 1993.
4)   Placed in service in 1995.
5) Acquired in June 1996 from a creditors committee. Previous operating statistics were not available
6)   Property acquired in 1998
7)   Property built in 1998.
8)   Property built in 1999.
9)   All six facilities were acquired in February 1997.

Senior Care Loans

  Lending Operations


  As of December 31, 1999, the Company had fourteen loans outstanding that total approximately $20.6 million before reserves of $4.6 million. Two of the fourteen loans, which total approximately $11.9 million before reserves, are first deeds of trust secured by healthcare facilities in California and Maryland. The fourteen loans are described in the following paragraphs.

  In October 1999, the Company provided $1.65 million of bridge financing for a $9.0 million apartment complex located in Tulsa, Oklahoma. The apartment complex was purchased by G&L Realty Partners, LLC ("G&L Partners"), a company controlled by Joe Carroll, a former Company employee, in which the Company has
no equity interest.   G&L Partners sold the apartment complex in December 1999
through a tax-exempt bond offering to NVHF Park Chase, LLC ("NVHF"), a not-for-profit company. As part of its loan repayment, the Company received approximately $380,000 in cash. For the remaining balance, the Company received $1.26 million in tax-exempt, subordinated B-bonds from the offering. The tax-exempt bonds are due in December 2029 and bear interest at 8.75% per annum. In addition, the Company received a 10-year, 10%, $500,000 unsecured note from NVHF Affiliates, LLC, the parent company of NVHF. The Company is also the guarantor on a $500,000 letter of credit in favor of NVHF Affiliates, LLC.

   On June 17, 1996, the Company funded a $6.1 million loan for the acquisition of a nursing home facility in Baltimore, Maryland (the "Carroll Manor facility") by Heritage Care, Inc. ("Heritage Care"), a non-profit corporation. The Company received a first deed of trust on that facility and Carroll Manor, Inc. ("Carroll Manor"), the seller, received a second deed of trust which secured its $500,000 loan to Heritage Care. In addition to the $6.1 million, the Company made additional advances in 1997, which total $2.6 million, to enable Heritage Care to meet its payroll and other current expenses necessary to remain in operation and thereby protect the value of the Company's security interest in the Carroll Manor facility. On March 31, 1999, the Company refinanced the $6.1 million loan, the $2.6 million in additional advances and all accrued interest into a $7.3 million,10-year, 12% promissory note secured by a first deed of trust on the Carroll Manor facility and a $2.7 million, 10-year, 12% unsecured promissory note. In September 1999, the Company purchased the $500,000 second deed of trust from Carroll Manor for $503,000, including all unpaid interest and late fees. In December 1999, the Company consolidated the $7.3 million first deed of trust and the $500,000 second deed of trust into an $7.8 million promissory note with the same terms and conditions as the previous $7.3 million promissory note. Principal and interest payments on the $7.8 million and the $2.7 million promissory notes due monthly total $125,000. The facility is currently being operated by Future Care, an experienced Maryland operator of nursing homes. Future Care took over operations in June 1997 and has turned around the operations and substantially increased the occupancy and the profitability of the facility. As a result, the Company received $0.9 million in debt service payments from the facility in 1999. In 1999, the Carroll Manor facility was appraised for $11.8 million.

  In December 1997, the Company funded $4.6 million into an escrow, to be loaned to Aspen Paso Robles, Inc. ("Aspen") at the close of escrow. This loan was to be secured by (i) a 59-bed nursing and rehabilitation center in Chico, California; (ii) a 38-bed skilled nursing facility in Paso Robles, California; and (iii) a 57-bed intermediate care center in Beaumont, California. The loan closed on February 25, 1998 although certain funds were held in escrow pending the close of the real estate in which the Chico and Beaumont facilities were located. The purchase of the Chico real estate subsequently closed. The funds for the Beaumont real estate remained in escrow until October 1998 at which time the Company secured the return of those funds and applied them to pay down the loan balance to $3.6 million. The borrower subsequently filed a Chapter 11 proceeding under the U.S. Bankruptcy Code. The remaining $3.6 million balance of the loan is currently in default and the two facilities securing the loan have been closed. The Company is currently in the process of taking title to the facilities through two deeds in lieu of foreclosure after securing permission from the bankruptcy court and the agreement of the trustee. Once the Company obtains title to these facilities, the Company intends to lease them to an operator or sell them. In addition, the Company is pursuing legal action against the borrower and other parties involved in the transaction based on allegations of fraud and negligent misrepresentation. In December 1998, due to the uncertainty surrounding the recovery of the loan, the Company increased its loan loss reserves by $1 million.

   On April 25, 1996, the Company entered into a loan participation agreement with Iatros to fund two loans secured by third and fifth trust deeds in the amount of approximately $750,000 and $1.1 million, respectively, to facilitate the purchase of a nursing home in Olathe, Kansas (the "Crystal Park facility"). Following the acquisition of the Crystal Park facility, the borrower engaged an affiliate of Iatros to operate the facility. On May 16, 1997, the borrower filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code and engaged a new operator for the Crystal Park facility, which subsequently closed. In October 1997, the Company assigned its remaining interest in the participation agreement and the promissory notes to Iatros in exchange for an $800,000 note and title to the accounts receivable of the former owner of the facility which had served as additional collateral for the promissory note. The $800,000 note is due October 1, 2004 and accrues interest at 10.0% per annum. Interest payments are due monthly based upon 5.0% per annum of the outstanding balance. In addition, the Company holds two other promissory notes from Iatros in the amounts of $300,000 and $47,000. All of the Iatros promissory notes are currently in default. In December 1998, the Company established a reserve for the full amount of all these notes.

   In addition to the notes on the Tulsa, Carroll Manor and Aspen facilities and the three notes due from Iatros, the Company had six other loans outstanding at December 31, 1999, with an aggregate face value of $1.7 million, excluding approximately $0.6 million of additional accrued, unpaid interest. The following is a summary of the six other loans as of December 31, 1999:

   . $425,000 note secured by a first deed of trust due June 30, 2000, interest payable monthly at a rate of 10% per annum.

   . $150,000 note secured by second deed of trust, interest payable semiannually at a rate of 10.0% per annum.

   . $300,000 unsecured promissory note due April 1, 2003, interest payable quarterly at 8.0% per annum. This note is currently in default and accrues interest at the default rate of 12.0% per annum. This note was fully reserved for in December 1998.

   . $1,356,000 unsecured promissory notes payable upon demand, interest accrues at 12.0% per annum. In December 1998, the Company established a reserve for a portion of these notes.

   . $115,000 unsecured credit line due May 31, 1998, interest payable annually at 12.0% per annum. Unpaid principal accrues interest at 12.0% per annum after maturity date. This amount is currently in default. In December 1998, the Company established a reserve for the full amount of this credit line.

   . $44,000 unsecured promissory note due June 30, 1999, interest payable at 10.0% per annum. This amount is currently in default.

   As of December 31, 1999, the Company had reserves of $4.6 million for doubtful notes receivable. Management believes that $4.6 million is appropriate in relation to the status of the loans in the Company's portfolio as of March 24, 2000.

  GLN

  GLN was formed with Nomura Asset Capital Corp. ("Nomura") for the purpose of making short-term loans to third parties to purchase senior care facilities.
Due to market conditions and other financial constraints, it does not appear likely that the Company or Nomura will use GLN to make future loans. As of December 31, 1999, GLN had one loan outstanding. In May 1997, GLN acquired a 50% limited partnership interest in a limited partnership created to acquire a recreational vehicle ("RV") park in Florida for approximately $1.2 million.
In connection with the acquisition of the RV park, GLN funded a secured loan of approximately $1.5 million to the limited partnership. This loan bears interest at a rate of approximately 9.0% per annum and matured on May 1, 1999. The loan provided for monthly payments of interest only. As of December 31, 1999, the borrower was in default on the interest payments. Management is currently in the process of negotiating its exit strategy with the borrower with respect to this loan. The Company believes that it will recover its full investment in the loan. The RV park is operated by

Camper Clubs of America, Inc., ("Camper Clubs") the largest RV park operator in the U.S. and a limited partner in the limited partnership.


Insurance

  The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to the MOB Properties and Senior Care Properties. There are certain types of losses that may either be uninsurable or not economically insurable; moreover, there can be no assurance that policies maintained by the Company will be adequate in the event of a loss. The Company carries earthquake and flood insurance for coverage of losses up to $35 million on the MOB Properties and Senior Care Properties located in California and Arizona, which amount represents approximately 24% of the net book value of these properties. This coverage is subject to a 10% deductible up to the amount of insured loss. The Senior Care Properties located in Washington and Massachusetts do not carry earthquake or flood insurance. Thirty-two of the 45 properties directly or indirectly owned by the Company are located in Southern California, which has a history of seismic activity, including the 1994 Northridge earthquake that damaged the Holy Cross Medical Plaza property. Two Senior Care Properties owned by the Company are located in Phoenix, Arizona, in an area with a history of flood activity. Should an uninsured loss occur, the Company could lose its investment in, and anticipated earnings and cash flow from, a property.



ITEM 3.  LEGAL PROCEEDINGS

     There is no material pending litigation to which the Company or its consolidated or unconsolidated subsidiaries is a defendant or to which any of their properties is subject other than routine litigation arising in the ordinary course of business, most, if not all, of which is expected to be covered by insurance, except as discussed below.

     On August 15, 1997, a subsidiary of the Company, GL/PHP, LLC ("GL/PHP") borrowed $16 Million from Nomura, the proceeds of which were used to repay a loan made by PHP Healthcare Corporation ("PHP") in connection with the purchase by GL/PHP of six New Jersey primary care centers (the "New Jersey Properties"). Nomura received a first lien against the real properties. The New Jersey Properties were leased by Pinnacle Health Enterprises, LLC ("Pinnacle"), a subsidiary of PHP, and PHP guaranteed the lease. Concurrently with the $16 Million loan, the Operating Partnership obtained a new $2 Million loan from PHP. The note by its terms is nonnegotiable and provides for a right of offset against payments of interest and principal in an amount equal to any losses sustained by reason of any defaults by Pinnacle; under its lease with GL/PHP, discussed below.

     As of August 15, 1997, Pinnacle leased the New Jersey Properties from GL/PHP under the terms of a 17-year net operating lease. PHP guaranteed the obligations of its subsidiary under the lease. In November 1998, Pinnacle filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware and its case was voluntarily converted to a Chapter 7 case. Also in November 1998, PHP filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Columbia. The Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") took over the operations of Pinnacle. The Commissioner acting as rehabilitator for the entity operating the facilities under a medical services agreement with Pinnacle, paid Pinnacle's administrative rent through the bankruptcy proceeding up to and including March 5, 1999. After the Commissioner ceased paying rent, Pinnacle's Chapter 7 trustee elected to reject the lease. The Commissioner continued to occupy and lease certain of the buildings through March 31, 1999.

     During 1999, GL/PHP leased one of the buildings and a portion of an additional building. Also during 1999, GL/PHP attempted to restructure the Nomura loan in order to attempt to preserve its investment in the New Jersey Properties. See Item 7 for discussion of Nomura loan. On May 5, 1999, GL/PHP presented a loan-restructuring plan to Amresco Management, Inc. ("Amresco"), the loan servicer, in regards to the mortgage secured by the New Jersey Properties. GL/PHP has been in default on this loan since May 1999. On May 10, 1999, Amresco rejected the Company's restructuring plan.

  On July 6, 1999, Amresco served GL/PHP with a complaint commencing a judicial foreclosure and requesting the appointment of a receiver in the Superior Court
of New Jersey Chancery Division Bergen County.    On September 15, 1999, the
Superior Court ruled in Amresco's favor and appointed a receiver for these buildings. Amresco filed a motion to foreclose its mortgage against the New
Jersey Properties.   In February 2000, the court granted the motion and
transferred the matter to the foreclosure court of the New Jersey Superior Court. New Jersey counsel has advised that the actual transfer of title should be completed in approximately three to four months. A non-cash impairment loss of $6.4 million was recorded in 1999 to reflect the decline in value of these buildings as a result of the loss of current and future rental revenue because of the Pinnacle and PHP bankruptcies in November 1998 and their subsequent departure from the buildings in March 1999. This impairment loss was recorded in the third quarter of 1999 in response to the appointment of the receiver for the buildings in September 1999 and their pending foreclosure.


  LaSalle National Bank ("LaSalle"), as trustee in trust for the holders of certain obligations including the Nomura loan by and through Amresco, has also filed an action in March 2000 in the United States District Court, Central District of California seeking to cause the Operating Partnership to turn over the $2 Million borrowed from PHP to LaSalle as part of the security LaSalle claims it is entitled to under the deed of trust and assignment of rent with GL/PHP. The Operating Partnership believes that LaSalle is not entitled to these funds and that LaSalle will not be successful in its claims but no assurances can be given at this time that this result will be obtained.

  Landmark Healthcare Facilities, LLC ("Landmark") filed a lawsuit against a subsidiary of the Company, G&L Valencia, LLC, claiming that Landmark is entitled to approximately $600,000 plus interest costs under a development agreement entered into between G&L Valencia, LLC and Landmark for development of an MOB project in Valencia, California. The Company is vigorously opposing the lawsuit and has filed a counter suit to recover approximately $400,000 plus interest that was already paid under the development agreement and for a judgment and declaration that all of Landmark's rights, title and interest in G&L Valencia, LLC has been terminated or assigned to the Company. The litigation is in its earliest stages and the likelihood of recovery by either party is therefore inestimable.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the stockholders of the Company during the quarter ended December 31, 1999.

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

     The table below sets forth the high and low sales prices of the Company's stock for each full quarterly period from January 1, 1998 to March 24, 2000 as reported by the New York Stock Exchange. The table also includes, on a per share basis, the quarterly cash distribution declared and paid to holders of the Company's Common Stock and Units for each of the last two fiscal years and the current year to date.


                                                                  High         Low       Distribution
                                                            -----------------------------------------
              2000         First quarter (to March 24,          $  9 9/16    $   8 5/8         0.125
                           2000).............

              1999         Fourth quarter.............            9 3/4           7 1/2        0.125
                           Third quarter..............           12 1/8         8 13/16        0.125
                           Second quarter.............          12 15/16         10 1/16        0.39
                           First quarter..............           15 3/16         11 7/8         0.39

              1998         Fourth quarter.............          15 15/16          12 7/8         0.39
                           Third quarter..............          17 7/16         14 11/16         0.39
                           Second quarter.............          18 1/8           17 3/16         0.39
                           First quarter..............          21 1/2            16 7/8         0.39

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

     At various times during the year ending December 31, 1999, the Company repurchased a total of 1,359,300 shares of the Company's Common Stock at an average price of approximately $10.44 per share, including 1,000,000 shares that were purchased pursuant to a tender offer by the Company in November 1999 at a price of $10.50.

     During 1999, the Company also purchased 3,500 shares of its Series A Preferred Stock at an average price of $15.24 and 4,200 shares of its Series B Preferred Stock at an average price of $14.36.

     The approximate number of holders of record of the shares of Common Stock was 1,747 as of March 24, 2000. This number does not represent the total number of beneficial holders of Common Stock.

ITEM 6.  CONSOLIDATED SELECTED FINANCIAL DATA

     The following table sets forth consolidated selected financial and operating information for the Company for each of the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The following information should be read in conjunction with all of the financial statements and notes thereto included in this Form 10-K. This data also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated selected financial and operating data as of December 31, 1999, 1998, 1997, 1996 and 1995 and for each of the years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from audited financial statements.


                                                                           Year ended December 31,
                                                            -----------------------------------------------------
                                                               1999       1998       1997       1996       1995
                                                            --------    -------     -------  ----------  -------
                                                                  (In thousands, except per share amounts)
Operating Data:
--------------
Revenues:
   Rental................................................... $27,928    $24,639    $20,307    $15,796    $16,801
   Tenant reimbursements....................................   1,275        781        707        728        732
   Parking..................................................   1,148      1,501      1,439      1,251      1,388
   Interest, loan fees and other............................   2,797      4,517      4,322      6,712      1,835
   Other....................................................     398        254        274        549        652
                                                             -------    -------    -------    -------    -------
            Total revenues..................................  33,546     31,692     27,049     25,036     21,408
                                                             -------    -------    -------    -------    -------
Expenses:
   Property operations......................................   7,569      6,171      6,280      5,696      5,199
   Earthquake costs (reimbursements)........................     ---        ---        ---        ---       (133)
   Depreciation and amortization............................   5,690      4,597      3,570      2,773      3,433
   Interest.................................................  12,393      8,683      9,088      9,322      6,986
   General and administrative...............................   3,196      2,554      2,044      1,787      1,640
   Provision for doubtful accounts, notes and bonds
     receivable.............................................   2,000      5,603        ---        ---        ---

   Impairment of long-lived assets                             6,400        ---        ---        ---        ---
   Loss on disposition of real estate.......................     ---        ---        ---      4,874        ---
                                                             -------    -------    -------    -------    -------
            Total expenses..................................  37,248     27,608     20,982     24,452     17,125
                                                             -------    -------    -------    -------    -------
   (Loss) income from operations before minority interests,
     equity in earnings of unconsolidated affiliates and
     extraordinary (losses) gains...........................  (3,702)     4,084      6,067        584      4,283
   Equity in (loss) earnings of unconsolidated affiliates...    (269)        80      1,195        ---        ---
   Minority interest in consolidated affiliates.............    (175)      (225)      (156)      (129)      (131)
   Minority interest in Operating Partnership...............   2,202        404       (545)       (65)      (418)
                                                             -------    -------    -------    -------    -------
   (Loss) income before extraordinary gains (losses)........  (1,944)     4,343      6,561        390      3,734
   Extraordinary (losses) gains (net of minority interest)..    (171)       ---        ---      9,311       (393)
                                                             -------    -------    -------    -------    -------
   Net (loss) income........................................ $(2,115)   $ 4,343    $ 6,561    $ 9,701    $ 3,341
                                                             =======    =======    =======    =======    =======
Per share data:.............................................
   Basic:
     Before extraordinary (losses) gains.................... $ (2.44)   $ (0.70)   $  0.91    $  0.10    $  0.91
     Extraordinary (losses) gains...........................   (0.04)       ---        ---       2.29      (0.09)
                                                             -------    -------    -------    -------    -------
     Net (loss) income...................................... $ (2.48)   $ (0.70)   $  0.91    $  2.39    $  0.82
                                                             =======    =======    =======    =======    =======
   Fully Diluted:
     Before extraordinary (losses) gains.................... $ (2.44)   $ (0.70)   $  0.89    $  0.09    $  0.91
     Extraordinary (losses) gains...........................   (0.04)       ---        ---       2.24      (0.09)
                                                             -------    -------    -------    -------    -------
     Net (loss) income...................................... $ (2.48)   $ (0.70)   $  0.89    $  2.33    $  0.82
                                                             =======    =======    =======    =======    =======

                                                                       At or for the Year ended December 31,
                                                              -----------------------------------------------------
                                                               1999        1998        1997        1996        1995
                                                             ------------------------------------------------------
                                                                     (In thousands, except per share amounts)
Funds From Operations (1):
--------------------------
Operating Partnership funds from operations...............   $ (5,966)   $    798    $  8,366    $  8,028    $  7,397
Minority interest in consolidated partnership.............        956          36        (917)       (847)       (747)
                                                             --------    --------    --------    --------    --------
Funds from operations.....................................   $ (5,010)   $    834    $  7,449    $  7,181    $  6,650
                                                             ========    ========    ========    ========    ========
Dividends paid on common stock............................   $  3,890    $  6,354    $  5,953    $  5,525    $  5,067
                                                             ========    ========    ========    ========    ========
Payout ratio..............................................     N/A          761.9%       79.9%       76.9%      76.2%

Dividends/distributions declared per share/unit...........      $1.03       $1.56       $1.47       $1.36       $1.24

Cash Flow Data:
---------------
Net cash provided by operating activities.................   $  8,708    $ 12,666    $  9,045    $  5,726    $  7,862
Net cash used in investing activities.....................    (12,330)    (51,094)    (49,534)    (23,413)    (37,037)
Net cash provided by financing activities.................      9,788      26,198      53,833      17,283      28,675

Balance Sheet Data:
-------------------
Land, buildings and improvements, net.....................   $180,367    $186,751    $139,082    $ 93,231    $ 92,147
Mortgage loans and bonds receivable, net..................     16,026      12,101      14,098      34,576      33,634
Total investments.........................................    197,336     198,852     153,180     127,807     125,781
Total assets..............................................    232,396     219,499     189,380     135,996     133,347
Total debt................................................    177,371     134,880      95,172     109,025     111,627
Total stockholders' equity................................     51,385      79,584      88,924      22,448      18,267

Other Data:
-----------
Ratio of earnings to fixed charges and preferred
 dividends (2)............................................       0.53x       0.82x       1.36x       1.59x       1.61x
Ratio of funds from operations to fixed
 charges and preferred dividends (3)......................       0.70x       1.05x       1.77x       1.88x       2.09x
Ratio of total debt to total market
 capitalization (4).......................................       63.8%       50.6%       35.9%       63.8%       79.0%
Number of properties......................................       45          36          25          15          12

______________________________
1) Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new method of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996. FFO has been restated for all prior periods under the new method.
2) For purposes of these computations, earnings consist of net income plus fixed charges. Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing costs and preferred dividends paid to preferred stockholders during the period. The deficit of earnings to fixed charges and preferred dividends for the years ended December 31, 1999 and 1998 was $9,327,000 and $3,038,000,
     respectively.
3) For purposes of these computations, ratio of funds from operations to fixed charges consists of FFO as defined in note (1) plus fixed charges and preferred dividends paid to preferred stock holders during the period. Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing costs and preferred dividends paid to preferred stockholders during the period. The deficit of funds from operations to fixed charges for the year ended December 31, 1999 was $5,966,000.
4) Total market capitalization as of the dates presented is long-term debt plus the aggregate market value of the Company's Common Stock and Units not owned by the Company, assuming one Unit is equivalent in value to one share of Common Stock plus the liquidation value of the Preferred Stock outstanding.

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


Results of Operations

Comparison of the Year Ended December 31, 1999 Versus the Year Ended December 31, 1998

   Total revenues increased by $1.8 million, or 6%, from $31.7 million for the year ended December 31, 1998, to $33.5 million in 1999. Rents, tenant reimbursements and parking revenues increased an aggregate $3.5 million, or 13%, from a combined total of $26.9 million for the year ended December 31, 1998, to $30.4 million in 1999. The purchase of a 49,000 square foot MOB in Valencia, California and a 40,000 square foot office and retail complex in Coronado, California in December 1998 accounted for $2.4 million of this increase. The purchase of two senior care facilities located in Santa Monica, California and Hoquiam, Washington during June and August 1998, respectively, accounted for an additional $0.9 million increase. In addition, recently completed construction projects in Valencia and Aliso Viejo accounted for $0.8 million of this increase. These increases were offset by a decrease of $0.7 million in rental revenue due to the vacancy of the Company's six MOBs located in New Jersey. Interest, loan fees and related revenues derived from loans secured by Senior Care Facilities decreased by $1.7 million, or 38%, from $4.5 million for the year ended December 31, 1998, to $2.8 million for the same period in 1999. This decrease was partially due to the repayment during 1998 of seven outstanding loans, representing a total decrease of $0.5 million in interest and loan fee income. An additional $0.9 million of this decrease was due to the loss of interest, during 1999, on non-performing loans for which the Company had previously reserved approximately $2.8 million in December 1998. Furthermore, interest earned on cash on hand decreased during 1999 by approximately $0.3 million as the Company had an average of approximately $11.0 million in cash on hand during 1998 and only $8.0 million during 1999. Other income increased by $0.1 million, or 33%, from $0.3 million in 1998, to $0.4 million in 1999. This increase was due to the gain on sale of a vacant parcel of land located in Tustin, California by the Company of $0.2 million.

   Total expenses increased by $9.6 million, or 35%, from $27.6 million for the year ended December 31, 1998, to $37.2 million in 1999. $6.4 million of this increase was due to an impairment loss recognized during 1999 on the Company's six MOBs located in New Jersey. Property operating expenses increased by $1.4 million, or 23%, from $6.2 million for the year ended December 31, 1998, to $7.6 million for the same period in 1999. Property acquisitions and development projects completed by the Company during 1998 and 1999 accounted for $1.0
million of this increase.   Management and overhead expenses associated with a
wholly-owned subsidiary formed by the Company in November 1998 for the purpose of making loans to Senior Care Facilities accounted for $0.2 million of this
increase. The joint venture ceased operations in April 1999.   The remaining
increase was due to legal and administrative costs relating to the six MOBs located in New Jersey. Depreciation and amortization increased $1.1 million, or 24%, from $4.6 million for the year ended December 31, 1998, to $5.7 million for same period in 1999.

This increase was attributable to property acquisitions made by the Company during 1998 and new building developments placed into service during 1999. Interest expense increased $3.7 million, or 43%, from $8.7 million for the year ended December 31, 1998 to $12.4 million in 1999. This increase was mainly due to interest incurred on net new borrowings of approximately $45.9 million made by the Company during 1999. General and administrative expenses increased $0.6 million, or 23%, from $2.6 million for the year ended December 31, 1998, to $3.2 million for the same period in 1999. This increase was related to the addition of new administrative personnel, greater external accounting expenses, an increase in costs associated with failed acquisitions and an increase in costs associated with the Company's annual report and other SEC filings. These increases were offset by a $3.6 million decrease in provisions for doubtful accounts, notes and bonds receivable as the Company increased its bad debt reserves by $2.0 million for the year ended December 31, 1999, and $5.6 million for the same period in 1998.

   Equity in earnings (loss) of unconsolidated affiliates decreased $0.4 million, or 400%, from $0.1 million for the year ended December 31, 1998 to $(0.3) million for the same period in 1999. This decrease was primarily the result of start-up losses associated with the Company's 75% investment in G&L Penasquitos, Inc. and the Company's 50% investment in G&L Parsons on Eagle Run, Inc. In March 1999, The Arbors at Rancho Penasquitos, an assisted living facility operated by G&L Penasquitos, Inc., commenced operations. The facility has been in a lease-up phase since its opening in March 1999 and therefore produced a net operating loss. Eagle Run commenced operations in November 1999 and also produced a net loss for 1999. Occupancy rates at both facilities are increasing on a monthly basis and are expected to stabilize during 2000, at which time both facilities are expected to produce income for the Company.

   Net income decreased $6.5 million, or 148%, from $4.4 million for the twelve months ended December 31, 1998 to $(2.1) million in 1999. This decrease was primarily due to the $6.4 million impairment of the Company's six MOBs in New Jersey, the $3.7 million increase in interest expense, the $2.5 million increase in property operating expenses and depreciation as well as the $1.7 million decrease in interest and loan fee income. These amounts were offset by a $3.4 million increase in rents, tenant reimbursements and parking revenues and a $3.6 million decrease in provisions for doubtful accounts, notes and bonds receivable.


Comparison of the Year Ended December 31, 1998 Versus the Year Ended December 31, 1997

  Total revenues increased by $4.6 million, or 17%, from $27.1 million for the year ended December 31, 1997, to $31.7 million in 1998. Rents, tenant reimbursements and parking revenues increased an aggregate $4.5 million, or 20%, from a combined total of $22.4 million for the year ended December 31, 1997, to $26.9 million in 1998. Three million of the aggregate increase in rents, tenant reimbursements and parking revenues was related to the acquisition of $23.2 million in rental properties and the remaining 19.5% interest in six New Jersey MOBs since June 30, 1997. The acquisition of five MOBs located in Valencia, California in March 1998 accounted for an additional $0.8 million of this increase and the purchase of two Senior Care Facilities located in Santa Monica, California and Hoquiam, Washington during 1998 resulted in the remaining $0.7 million increase. Interest, loan fees and related revenues derived from loans secured by Senior Care Facilities increased $0.2 million for the year ended December 31, 1998 compared to 1997. Interest and loan fee income increased $1.0 million due to interest and loan fees related to five loans that were originated in late 1997 or early 1998 and increased $0.3 million due to interest earned on excess cash from the November 1997 Preferred Stock offering and the April 1998 debt refinancing. These increases were offset by a decrease of $0.6 million related to a gain from the sale of bonds on March 31, 1997 and a decrease of $0.4 million related to the repayment of $4.6 million of notes receivable during 1998.

  Total expenses increased by $6.6 million, or 32%, from $21.0 million for the year ended December 31, 1997, to $27.6 million in 1998. The primary reason for this increase was a $5.6 million increase in the Company's allowance for doubtful accounts, notes and bonds receivable as of December 31, 1998. Excluding this increase in the Company's allowance during the year ended December 31, 1998, operating expenses increased by $1.0 million, or 5%, from $21.0 million for the year ended December 31, 1997 to $22.0 million in 1998.

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

  Depreciation and amortization increased $1.0 million, or 28%, from $3.6 million for the year ended December 31, 1997 to $4.6 million in 1998. Of this increase, $0.7 million was attributable to property acquisitions made by the Company since June 30, 1997. The remaining $0.3 million increase consisted of depreciation on building and tenant improvements, non-real estate assets and the amortization of leasing commissions.

  Interest expense decreased $0.4 million, or 4%, from $9.1 million for the year ended December 31, 1997, to $8.7 million in 1998. This decrease in interest expense was attributable to the reduction of $40 million of the Company's notes payable and $19 million of borrowings on a line of credit which were paid down with the net proceeds of $71.9 million from the two preferred stock offerings in 1997 resulting in a $1.3 million decrease in interest expense. Interest expense also decreased due to the write-off of $0.4 million in loan costs in 1997 associated with these notes payable and the capitalization of $0.5 million of interest related to development projects in 1998. This decrease was offset by interest incurred of $1.5 million on $66.1 million of new borrowings in 1998.

  General and administrative expense increased by $0.5 million, or 25%, from $2.0 million for the year ended December 31, 1997 to $2.5 million in 1998. This increase is related to the Company's addition of acquisition, development and support personnel.

  Net income decreased $2.2 million, or 34%, from $6.5 million for the twelve months ended December 31, 1997 to $4.3 million in 1998. This decrease is primarily due to an increase in the Company's reserves of $5.6 million and a decrease in equity in earnings from unconsolidated affiliates of $1.1 million offset by a $4.5 million increase in rental revenues, tenant reimbursements and parking revenues.


Liquidity and Capital Resources

  The Company's goal is to create wealth through growth in cash flow from its real estate investments. The Company believes that this goal is being realized through its management expertise in the areas of acquisition, development, financing, leasing and strategic management of the MOB Properties and Senior Care Facilities. The Company seeks to maximize cash flow from its existing properties and make new investments that are accretive to cash flow over the long-term. The Company's use of leverage is viewed as a means to grow its asset base without diluting shareholder value.

  As of December 31, 1999, the Company's direct investment in net real estate assets totaled approximately $180.4 million, $9.7 million in joint ventures and $16.0 million invested in notes receivable. Total debt outstanding at year-end totaled $177.4 million.

  During 1999, the Company completed more than $30 million in new development projects, either directly or through joint ventures. Since January 1, 1999, the Company has completed the following development projects:

  . $7.5 million MOB in Valencia, California totaling 43,912 square feet. The building is adjacent to the Company's five existing MOBs on the Henry Mayo Newhall Hospital Campus. The building was completed in March 1999.

  . $7.0 million MOB in Aliso Viejo, California totaling 33,000 square feet. The building was 100% pre-leased to Hoag Memorial Hospital and was completed in May 1999. The building was sold to Hoag Hospital for $8.3 million in January 2000.

  . $3.5 million MOB in Aliso Viejo, California totaling 22,960 square feet. The building was 73% pre-leased to a major not-for-profit medical provider. As of March 24, 2000, the remaining space has outstanding proposals. The building was completed in December 1999.

  . $7.2 million 97-unit, 52,000 square foot, three-story assisted living facility located in Rancho Penasquitos, California. The building was originally built in 1988 as a Ramada Hotel. In 1998, the Company, in joint venture with Parsons House, LLC, purchased the property and converted it into The Arbors at Rancho Penasquitos. The facility was completed and opened for business in March 1999.

  . $5.9 million 88-unit assisted living facility located in Omaha, Nebraska. The facility was completed in October 1999 and opened for business in November 1999.

  In January 2000, the Company, in joint venture with ASL Tarzana Wedgewood, LLC, purchased a two-story, 80-unit, 44,117 square foot assisted living facility located in Tarzana, California for $10.3 million. The Company contributed $2.5 million for an 85% equity interest in the newly formed joint venture. The facility is operated by ASL Tarzana, Inc., an affiliate of ASL Tarzana Wedgewood, LLC.

  Since January 1, 1999, the Company has sold the following assets:

  . In June 1999, the Company sold a vacant parcel of land located in Tustin, California for $500,000 to Tustin Heritage Park, LLC. The Company received $75,000 in cash and a $425,000 first deed of trust on the land. The Company also received a 25% equity interest in Tustin Heritage Park, LLC which intends to develop a 53-unit senior apartment residence on the land.

  . In October 1999, the Company sold a 50% tenants-in-common interest in a 23,000 square foot MOB under construction in Aliso Viejo, California to Triad Partners/SCP, LLC, whose President is Joseph D. Carroll, a former officer of the Company, for $2.85 million. The purchase price consisted of $1.05 million in cash and the assumption of $1.8 million in mortgage debt.

   . In January 2000, the Company sold a 33,000 square foot MOB located in Aliso Viejo, California to Hoag Memorial Hospital for $8.3 million.

   Due to uncertainties related to the Company's receivables, the Company increased its allowance for doubtful accounts from $1.3 million at the end of 1998 to $3.4 million as of December 31, 1999. Management believes that $3.4 million is appropriate in relation to the status of certain receivables as of March 24, 2000.

   The Company increased its bad debt reserves in 1999 mainly to reflect the potential impairment of delinquent rent and operating expense reimbursements owed to the Company related to the Hampden skilled nursing facilities in Massachusetts. This increase in the reserves was in response to the November 1999 bankruptcy filing of nursing home operator Lenox. From November 1998 until December 1999, Lenox operated these skilled nursing facilities. At December 31, 1999, Lenox owed the Company approximately $2.0 million in delinquent rent and operating expense reimbursements. G&L is pursuing all available means to recover its losses. However, due to the uncertainty surrounding the collectibility of the receivables, the company increased its bad debt reserves by the entire $2.0 million.

   At various times during the year ending December 31, 1999, the Company repurchased a total of 1,359,300 shares of the Company's Common Stock, including 1.0 million shares repurchased pursuant to a tender offer discussed below, at an average price of approximately $10.44 per share. In addition, the Company repurchased a total of 3,500 shares of its Series A Preferred Stock at an average price of $15.24 per share and total of 4,200 shares of its Series B Preferred Stock at an average price of $14.36 per share.

   On October 1, 1999 the Company made a tender offer for up to 1.0 million shares, or approximately 26%, of its outstanding Common Stock at the time at a purchase price of $10.50 per share. The purpose of the offer was to provide liquidity for those stockholders whose investment objectives may be inconsistent with the Company's new dividend policy. (See "Distributions" below.) The offer expired on October 29, 1999. On November 4, 1999, the

Company announced that 2,047,756 shares of Common Stock had been validly tendered and that the Company would repurchase approximately 48.7% of the shares tendered. The Company completed the tender offer by repurchasing 1.0 million shares of its Common Stock on November 8, 1999. The total cost of the tender offer was approximately $10.6 million including all offering fees.

  The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs and Senior Care Facilities. These funds primarily consist of Funds from Operations (''FFO'' - see discussion below of FFO). The Company's external sources of capital consist of various secured loans and lines of credit as well as access to public equity markets. The Company's ability to expand its MOB and Senior Care Facility operations requires continued access to capital to fund new investments.

  In general, the Company expects to continue meeting its short-term liquidity requirements through its working capital, cash flow provided by operations and, if necessary, from its line of credit. The Company considers its ability to generate cash to be good and expects to continue meeting all operating requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the sale of assets, the issuance of debt securities and the offering of additional equity securities.

Historical Cash Flows

  The Company's net cash from operating activities decreased $4.0 million, or 32%, from $12.7 million for the year ended December 31, 1998 to $8.7 million for the same period in 1999. Changes include a $6.5 million decrease in net income, a decrease in minority interests of $1.8 million and a decrease in provisions for doubtful accounts, notes and bonds receivables of $3.4 million. These decreases were offset by an increase of $6.4 million in impairment of long-lived assets, a $1.1 million increase in depreciation and amortization and an increase of $1.5 million in accounts payable and other liabilities.

  Net cash used in investing activities decreased $38.8 million, or 76%, from $51.1 million for the year ended December 31, 1998 to $12.3 million for the same period in 1999. The decrease was primarily due to a $37.8 million decrease in rental property acquisitions, a $2.1 million decrease in investments in notes and bonds receivable, a $10.8 million decrease in contributions to unconsolidated affiliates and a $1.2 million decrease in investments in marketable securities. These decreases were offset by a $2.0 million increase in additions to rental properties, a $4.9 million decrease in principal payments on notes receivable and a $7.2 million decrease in distributions from unconsolidated affiliates.

  Cash flows provided by financing activities decreased $16.4 million, or 63%, from $26.2 million for the twelve months ended December 31, 1998, to $9.8 million for the same period in 1999. The decrease was due primarily to a $8.5 million increase in restricted cash, a $12.0 million increase in purchases of the Company's Common Stock and a $20.1 million increase in notes payable repayments. These were offset by an increase in notes payable proceeds of $22.3 million.

Debt Structure


  As of December 31, 1999, the Company had twenty loans approximating $177.4 million. The terms of these twenty loans are described below.

  In August 1995, the Company borrowed $30.0 million from Nomura for ten years at a fixed rate of 7.89%. As of December 31, 1999, the outstanding balance under this loan was approximately $28.2 million, requiring monthly principal and interest payments of approximately $229,000 (25-year amortization), and will have a balance of $24.7 million on August 11, 2005, when the note is due. Pursuant to the loan agreement, the Company has the option to prepay this loan at any time upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under the note. No prepayment premium is required during the 90-day period prior to the note's due date. The properties located at 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford have been pledged as security for this note.

  During 1996, the Company borrowed $35.0 million from Nomura for ten years at a fixed rate of 8.492%. This note had an outstanding balance of approximately $33.6 million as of December 31, 1999, requires monthly principal and interest payments of approximately $282,000 (25-year amortization), and will have a balance of $29.4 million on August 11, 2006, when the note is due. Pursuant to this loan agreement, the Company has the option to prepay this loan at any time after August 30, 1999 upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under this note. The Sherman Oaks Medical Plaza, Regents Medical Center, Cigna HealthCare Building and the 436 North Bedford Drive MOB have been pledged as security for this note.

  On August 15, 1997, a subsidiary of the Company, GL/PHP, LLC ("GL/PHP") borrowed $16 Million from Nomura, the proceeds of which were used to repay a loan made by PHP Healthcare Corporation ("PHP") in connection with the purchase by GL/PHP of six New Jersey primary care centers (the "New Jersey Properties"). Nomura received a first lien against the real properties. On October 11, 1997, the Company began making monthly principal and interest payments on this loan of approximately $155,000 (16 1/2 -year amortization). The loan had a balance of $15.3 million at December 31, 1999. Concurrently with the $16 Million loan, the Operating Partnership obtained a new $2 Million loan from PHP. The note by its terms is nonnegotiable and provides for a right of offset against payments of interest and principal in an amount equal to any losses sustained by reason of any defaults by PHP's subsidiary, Pinnacle Health Enterprises, LLC ("Pinnacle"); under its lease with GL/PHP, discussed below. The loan is unsecured and requires interest-only payments quarterly at the end of October, January, April and July at the rate of 8.5% a year. The full $2.0 million is due on July 31, 2007, but may be prepaid at any time prior to maturity without penalty. Since PHP filed a bankruptcy petition in December 1998, the Company has made no payments on this loan.

  As of August 15, 1997, Pinnacle leased the New Jersey Properties from GL/PHP under the terms of a 17-year net operating lease. PHP guaranteed the obligations of its subsidiary under the lease. In November 1998, Pinnacle filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware and its case was voluntarily converted to a Chapter 7 case. Also in November 1998, PHP filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware. The Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") took over the operations of Pinnacle. The Commissioner acting as rehabilitator for the entity operating the facilities under a medical services agreement with Pinnacle, paid Pinnacle's administrative rent through the bankruptcy proceeding through March 5, 1999. After the Commissioner ceased paying rent, Pinnacle's Chapter 7 trustee elected to reject the Lease. The Commissioner continued to occupy and lease certain of the buildings through March 31, 1999.

  During 1999, GL/PHP leased one of the buildings and a portion of an additional building. Also during 1999, GL/PHP attempted to restructure the Nomura loan in order to attempt to preserve its investment in the New Jersey Properties. On May 5, 1999, GL/PHP presented a loan-restructuring plan to Amresco Management, Inc. ("Amresco"), the loan servicer, in regards to the mortgage secured by the New Jersey Properties. GL/PHP has been in default on this loan since May 1999. On May 10, 1999, Amresco rejected the Company's restructuring plan.

  On July 6, 1999, Amresco served GL/PHP with a complaint commencing a judicial foreclosure and requesting the appointment of a receiver in the Superior Court
of New Jersey Chancery Division Bergen County.    On September 15, 1999, the
Superior Court ruled in Amresco's favor and appointed a receiver for these buildings. Amresco filed a motion to foreclose its mortgage against the New
Jersey Properties.   In February 2000, the Court granted the motion and
transferred the matter to the foreclosure court of the New Jersey Superior Court. New Jersey counsel has advised that the actual transfer of title should be completed in approximately three to four months. A non-cash impairment loss of $6.4 million was recorded in September 1999 to reflect the decline in value of these buildings as a result of the loss of current and future rental revenue due to the Pinnacle and PHP bankruptcies in November 1998 and their subsequent departure from the buildings in March 1999. This impairment loss was recorded in the third quarter of 1999 in response to the appointment of the receiver for the buildings in September 1999 and their pending foreclosure.

  On October 28, 1997, the Company acquired the Hampden Properties for a total consideration of approximately $20.0 million. Of this amount, the Company borrowed $6.0 million from Nomura at an interest rate of 8.62% per annum. The three properties were pledged as security for the repayment of this loan and the loan is also guaranteed by the Company. During the fourth quarter of 1999, the Company obtained a $13.92 million loan from GMAC Commercial Mortgage Corp. ("GMAC") secured by the Hampden properties and repaid the $6.0 million Nomura loan. The new loan bears interest at LIBOR plus 2.75% and is due in three years.

  On April 22, 1998, 435 North Roxbury Drive, Ltd. (the "Roxbury Partnership"), of which the Operating Partnership is the sole general partner with an ownership
interest of 61.75%, refinanced the 435 North Roxbury Drive property.   The
Roxbury Partnership refinanced the property with a new $7.83 million loan from Tokai Bank of California ("Tokai"). The Roxbury Partnership repaid the remaining balance on the old loan of $7.5 million with the new loan, which bears interest at a fixed rate of 7.05% and is due on April 1, 2008. This loan, which had an outstanding balance of $7.6 million as of December 31, 1999, requires monthly principal and interest payments of approximately $56,000 (25-year amortization), and will have a balance at maturity of $6.2 million. The 435 North Roxbury Drive property has been pledged as security for this loan.

  On April 22, 1998, the Company borrowed an additional $12.7 million from Tokai at a fixed rate of 7.05%. On June 1, 1998, the Company began making monthly principal and interest payments on these loans of approximately $91,000 (25-year amortization). These notes, which will have a balance at maturity of $10.0 million, are due on April 1, 2008. As of December 31, 1999, the balance on these notes was $12.4 million. The Holy Cross Medical Plaza, the St. Joseph's Medical Office Building and the Tustin Medical Plaza have been pledged as security for these loans.

  On June 30, 1998, the Company, through GLH Pacific Gardens, LLC, acquired Pacific Gardens, a 92-unit senior care facility in Santa Monica, California for $11.2 million. Of this amount, GLH Pacific Gardens, LLC borrowed $8.5 million from GMAC at an interest rate of 30-day LIBOR plus 2.35%. The note required monthly interest-only payments. In August 1999, the Company refinanced this mortgage with an $11.4 million 35-year HUD loan at an interest rate of 8%. The loan requires monthly principal and interest payments of approximately $77,000. As of December 31, 1999, the unpaid balance on this loan was $11.4 million.

  On August 6, 1998, the Company acquired a 110-bed skilled nursing facility in Hoquiam, Washington for $3.3 million. Of this amount, the Company borrowed $2.5 million from GMAC at a fixed rate of 7.49%. On October 1, 1998, the Company began making monthly principal and interest payments of approximately $18,000 (25-year amortization). This note, which will have a balance at maturity of $2.0 million, is due on September 1, 2008. The Pacific Care Center has been pledged as security for this note. As of December 31, 1999, the unpaid balance on this note was $2.4 million.

  On November 3, 1998, the Company obtained a new $4.6 million unsecured credit line from Tokai. The credit line requires monthly interest payments at 30-day LIBOR plus 2.25% and is due on August 31, 2000. The Company has the option to prepay the outstanding balance, or increments thereof, at any time upon not less than 30 days notice to Tokai. As of December 31, 1999, the Company had an outstanding balance on the credit line of $4.6 million. On January 26, 2000, the Company repaid $3.0 million of the outstanding balance. The outstanding balance as of March 24, 2000 was $1.6 million.

  On December 22, 1998, the Company acquired a 49,000 square foot MOB in Valencia, California for $7.4 million. Of this amount, the Company borrowed $5.2 million from The Life Insurance Co. of Virginia at a fixed rate of 6.75%. On February 1, 1999, the Company began making monthly principal and interest payments of approximately $38,000 (25-year amortization). This note, which will have a balance at maturity of $0.9 million, is due on January 1, 2019. The Lyons Avenue Medical Building has been pledged as security for this note. As of December 31, 1999, the unpaid balance on this note was $5.1 million.

  On December 31, 1998, the Company acquired a 40,000 square foot office and retail complex in Coronado, California for $9.5 million. Of this amount, the Company borrowed $7.5 million from GMAC at a fixed rate of 6.90%. On February 10, 1999, the Company began making monthly principal and interest payments of approximately $50,000 (25-year amortization). This note, which will have a balance at maturity of $6.4 million, is due on December 11, 2008. The Coronado Plaza has been pledged as security for this note. The unpaid balance on this note was $7.4 million as of December 31, 1999.

  On June 11, 1999, the Company obtained a $5.5 million loan secured by a 33,000 square foot medical office building in Aliso Viejo, California. The loan bore interest at a rate of LIBOR plus 3.0% and was due on February 1, 2001. The building is 100% leased by Hoag Memorial Hospital Presbyterian ("Hoag"). On January 25, 2000 Hoag purchased the building at a price of $8.3 million. The Company used a portion of the proceeds to repay the $5.5 million loan.

  On June 30, 1999, the Company obtained a $1.44 million loan from American
United Life Insurance Company.   The loan, which is secured by the Pier One
Retail Center in Aliso Viejo, California, bears interest at a rate of 7.375% and is due on July 1, 2009. On July 1, 1999, the Company began making monthly principal and interest payments of approximately $10,525. As of December 31, 1999, the unpaid balance on this note was $1.4 million.

   On July 2, 1999, the Company obtained a $10 million long-term loan secured by its six building portfolio of MOBs located at the Henry Mayo Newhall Hospital campus in Valencia, California. The Company used $5.0 million of the total proceeds to repay a short-term loan secured by these buildings while an additional $2.5 million was escrowed by the lender until the Company meets certain occupancy thresholds at the collateralized buildings. The loan, which is due on July 1, 2009, bears an interest rate of 6.85% and had an unpaid balance of $9.9 million as of December 31, 1999.

   On July 26, 1999, the Company obtained a $7.5 million short-term loan secured by three of its properties located in Tustin, California, at an interest rate of prime plus 0.75%. The loan is also guaranteed by the Company. On August 1, 1999, the Company began making monthly principal and interest payments of approximately $64,000. The loan is due on January 21, 2002 and had an unpaid balance of $7.5 million as of December 31, 1999.

  On October 22, 1999, the Company obtained a $4.2 million loan secured by a newly-constructed 23,000 square foot MOB in Aliso Viejo, California. The loan is also guaranteed by the Company. On October 1, 1999, the Company sold a 50% tenants-in-common interest in this building to Triad Partners/SCP, LLC. The purchase price included the assumption of 50% of the mortgage debt. The loan bears an interest rate of LIBOR plus 3.40% and is due on November 1, 2002. As of December 31, 1999, the Company's 50% portion of the unpaid balance was $2.1 million.

   On December 21, 1999, the Company obtained a loan in the amount of $8.5 million from GMAC secured by its first deed of trust on the Carroll Manor Facility. The loan is also guaranteed by the Company. The loan, which bears interest at LIBOR plus 2.75%, is due on July 1, 2001. On February 1, 2000, the Company began making monthly principal and interest payments of approximately $71,000.

Capital Commitments

  As of March 24, 2000, the Company had no commitments to acquire, either directly of indirectly, any MOBs or Senior Care Facilities. However, the Company is actively searching for acquisitions that will be accretive to the Company's stockholders. In general, the Company expects to continue meeting its short-term liquidity requirements through its working capital, cash flow
provided by operations and, if necessary, from its line of credit.   The Company
considers its ability to generate cash to be good and expects to continue meeting all operating requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the sale of assets and the issuance of debt securities.

Distributions

  The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first and second quarter of 1999 in the amount of $0.39 per common share, which was paid on April 15 and July 15, 1999 to stockholders of record on March 31 and June 30, respectively. For the third and fourth quarters of 1999, the Company declared a distribution payable to holders of the Company's Common Stock in the amount of $0.125 per common share, which was paid on October 15, 1999 and January 15, 2000 to stockholders of record on September 30 and December 31, 1999 respectively. The board of directors of the Company reduced the Company's Common Stock distribution in the third quarter of 1999 in order to preserve more of the Company's cash flow for acquisition and development activities. In prior years, the Company has maintained a relatively constant quarterly dividend. However, this has resulted in a return of capital to stockholders because the Company's earnings have not kept pace with such distributions. In order to maximize its cash flow in the future, the Company expects to pay a Common Stock dividend in the amount that approximates the minimum dividend required to maintain its status as a real estate investment trust. This may result in fluctuations in total dividends from year to year or even quarter to quarter depending upon variations in the Company's taxable income resulting from such factors as sales of properties or adjustments to reserves.

  The Company also paid monthly dividends to holders of the Company's Series A and Series B Preferred Stock on the fifteenth day of each month. Dividends are paid monthly at the rate of $2.56 and $2.45 per annum on shares of the Company's Series A and Series B Preferred Stock, respectively. The Company distributed dividends of $4.5 million to holders of the Company's Common Stock during 1999 while the Company's FFO was $(6.0) million for the same period. However, excluding the $6.4 million non-cash impairment loss and the $2.0 million increase in bad debt reserves, the Company's FFO for 1999 was $2.4 million. The Company believes that the reduced Common Stock dividend rate will benefit stockholders in the future by allowing the Company to preserve its cash flow to invest in new acquisition and development projects. However, the Company can offer no assurances that the reduced Common Stock dividend will allow the Company to consistently produce a level of FFO at least equal to the current level of distributions in the future. The dividends paid to the Company's preferred stockholders remain unchanged.

Financing Policies

  The Company's ratio of debt to total market capitalization was 63.8% based
upon the closing price of the Common Stock at December 31, 1999.   Total market
capitalization is based on the long-term debt of the Operating Partnership, plus
(i) the aggregate market value of the Company's Common Stock and Operating Partnership Units not owned by the Company assuming one Unit is equivalent in value to one share of Common Stock, and (ii) the aggregate liquidation value of the Series A Preferred Stock and the Series B Preferred Stock.

  To the extent that the Board of Directors of the Company decides to seek additional funding, the Company may raise such capital using various means, including retention of internally generated funds (subject to the distribution requirements in the Code with respect to REITs), existing working capital and possibly the issuance of additional debt (secured or unsecured) or any combination of the above. It is anticipated that borrowings will continue to be made through the Operating Partnership or other entities, although the Company may also incur indebtedness that may be re-borrowed by the Operating Partnership on the same terms and conditions as are applicable to the Company's borrowing of such funds. Except as required pursuant to existing financing agreements, the Company has not established any limit on the number or amount of mortgages or unsecured debt that may be placed on any single property or on its portfolio as a whole.

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

Inflation

  The majority of the Company's leases are long-term leases designed to mitigate the adverse effect of inflation. Approximately 50% of the Company's leases contain provisions that call for annual rent increases equal to the increase in the Consumer Price Index and the majority of the remaining leases allow for specific annual rent increases. Furthermore, many of the Company's leases require tenants to pay a pro rata share of building operating expenses, including real estate taxes, insurance and common area maintenance. The effect of such provisions is to reduce the Company's exposure to increases in costs and operating expenses resulting from inflation.

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


Year 2000 Compliance

   The information provided below contains Year 2000 statements and is a Year 2000 Readiness Disclosure pursuant to Pub. L. No. 105-271.

   Many computers, software programs and other equipment which utilize microprocessors (collectively referred to as "Systems" and individually as a "System") process date sensitive data in the normal course of operations. Some of these Systems use a 2-digit field to designate the year. As the year 2000 approached, there was concern these Systems might not be capable of distinguishing between events occurring in the year 1900 and the year 2000, and that these Systems might become inoperable or produce information that was unreliable.

   The Company experienced no adverse affects related to the Year 2000 problem. None of the Company's Systems nor any of its vendors' or tenants' Systems have adversely affected the Company. The Company believes that it is not at risk for any Year 2000 related problems, but will continue to monitor all Systems that could, but have not, been affected. The cost to the Company to make its internal Systems Year 2000 compliant was not material to the Company's financial position.

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

     The Company believes that, in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for each of the four quarters and the year ended December 31, 1999 for the Operating Partnership:

                                G&L REALTY CORP.
                             FUNDS FROM OPERATIONS
             FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 1999

                                                                     1999 Fiscal Quarter              Year
                                                      ------------------------------------------   ---------
                                                        1st        2nd        3rd         4th        1999
                                                      --------   --------   --------   ---------   ---------
                                                              (In thousands, except per share data)
Funds from Operations (1):
--------------------------
Net income (loss)                                     $ 1,651    $ 1,415    $(4,250)    $  (931)   $ (2,115)
Minority interest in Operating Partnership                (24)       (62)      (986)     (1,130)     (2,202)
                                                      -------    -------    -------     -------    --------
Operating Partnership income (loss)                     1,627      1,353     (5,236)     (2,061)     (4,317)
Depreciation of real estate assets                      1,170      1,231      1,301       1,299       5,001
Amortization of deferred lease costs                       54         63         69          80         266
Extraordinary loss on early extinguishment of debt        ---        ---        ---         171         171
Depreciation of real estate assets from
 unconsolidated affiliates                                 21         79         47          94         241
Adjustment for minority interest in
     Consolidated affiliates                              (22)       (28)       (14)        (52)       (116)
Dividends paid on Preferred Stock                      (1,803)    (1,803)    (1,803)     (1,803)     (7,212)
                                                      -------    -------    -------     -------    --------
Operating Partnership funds from operations             1,047        895     (5,636)     (2,272)     (5,966)
Minority interest in  Operating Partnership              (144)      (124)       788         436         956
                                                      -------    -------    -------     -------    --------
     Funds from (used in) operations                  $   903    $   771    $(4,848)    $(1,836)   $ (5,010)
                                                      =======    =======    =======     =======    ========


Dividends declared                                    $  0.39    $  0.39    $ 0.125     $ 0.125    $   1.03
Dividends paid on Common Stock                        $ 1,547    $ 1,533    $   481     $   329    $  3,890
Pay-out ratio                                           171.3%     198.9%     N/A        N/A         N/A

Weighted average shares/unit outstanding:
-----------------------------------------
Basic                                                   4,609      4,570      4,514       3,870       4,385
Fully Diluted                                           4,627      4,582      4,523       3,870       4,395

Additional Data
---------------
Cash Flows:
-----------
  Operating activities                                  3,611      1,256      4,616        (775)      8,708
  Investing activities                                 (4,006)    (3,384)    (4,281)       (659)    (12,330)
  Financing activities                                    724      2,305      5,093       1,666       9,788

Capital Expenditures:
---------------------
  Building improvements                                   330        345        595        (654)        616
  Tenant improvements                                     438        480        620         321       1,859
  Furniture, fixtures & equipment                          85         18        ---           5         108
  Leasing commissions                                     156        197         55          30         438

Depreciation and Amortization:
------------------------------
  Depreciation of real estate assets                    1,170      1,231      1,301       1,299       5,001
  Depreciation of non-real estate assets                  109        108        103         103         423
  Amortization of deferred lease costs                     54         63         69          80         266
  Amortization of capitalized financing costs              54         69        135         138         396

Rents:
------
  Straight-line rent                                    6,912      7,064      7,237       6,715      27,928
  Billed rent                                           6,921      6,903      7,078       6,526      27,428

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The primary risk inherent in the Company's market sensitive instruments is the risk of loss resulting from interest rate fluctuations. Approximately 10% of the Company's notes payable bear interest at a rate indexed to the one-month LIBOR rate. The tables below provide information as of December 31, 1999 and 1998 about the Company's long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of December 31, 1999 and 1998.

                                                                                                                  Fair Market
                                                             PRINCIPAL MATURING IN:                                  Value
                                   ------------------------------------------------------------------             December 31,
                                        2000      2001       2002      2003      2004    Thereafter     Total        1999
                                        ----      ----       ----      ----      ----    ----------     -----        ----
                                                                       (in thousands)
Liabilities:
Mortgage debt:
 Fixed rate                           $2,385    $ 2,602    $ 2,813    $3,049    $3,279      $121,201    $135,329    $130,738
 Average interest rate                  7.87%      7.87%      7.87%     7.87%     7.87%         7.87%       7.87%

 Variable rate                           283     14,327     22,832                                        37,442     37,442
 Average interest rate                  8.79%      8.79%      8.79%                                         8.79%

Line of credit:
 Variable rate                         4,600                                                               4,600     4,600
 Average interest rate                  7.31%                                                               7.31%
                                      ------    -------    -------    ------    ------     --------    ---------  --------
                                      $7,268    $16,929    $25,645    $3,049    $3,279     $121,201    $177,371   $172,780
                                      =======   =======    =======    ======    ======     ========    ========   ========

   The Company's future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of December 31, 1999, a 1% increase in the LIBOR rate would decrease future earnings by $420,000 and future cash flow by $101,000. A 1% decrease in the LIBOR rate would increase future earnings by $420,000 and future cash flow by $101,000. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company's debt.


                                                                                                                     Fair Market
                                                               PRINCIPAL MATURING IN:                                   Value
                                   ----------------------------------------------------------------                  December 31,
                                      1999      2000       2001      2002      2003      Thereafter     Total            1998
                                      ----      ----       ----      ----      ----      ----------     -----            ----
                                                                (in thousands)
Liabilities:
Mortgage debt:
 Fixed rate                           $1,971    $2,089    $ 2,292    $2,483    $2,698      $110,247    $121,780        $121,780
 Average interest rate                  8.04%     8.06%      8.07%     8.07%     8.08%         7.98%       7.99%

 Variable rate                            55       117      8,328                                         8,500           8,500
 Average interest rate                  7.41%     7.41%      7.41%                                         7.41%

Line of credit:
 Variable rate                                   4,600                                                    4,600           4,600
 Average interest rate                            7.31%                                                    7.31%
                                      ------    ------    -------    ------    ------      --------    --------        --------
                                      $2,026    $6,806    $10,620    $2,483    $2,698      $110,247    $134,880        $134,880
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

     See Index to Consolidated Financial Statements and Schedules on Page 46.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is provided under the captions "Election of Directors," "Executive Officers" and "Section 16 Reporting" of the Company's definitive proxy statement for its 2000 annual meeting of stockholders which will be filed on or before April 30, 2000 and is incorporated herein by reference.



ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this item is provided under the caption of "Executive Compensation" of the Company's definitive proxy statement for its 2000 annual meeting of stockholders which will be filed on or before April 30, 2000 and is incorporated herein by reference; provided, however, that neither the Report of the Compensation Committee on executive compensation nor the Stock Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's past or future filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent the Company specifically incorporates such report or Stock Performance Graph by reference therein and should not be otherwise deemed filed under either such Act.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is provided under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" of the Company's definitive proxy statement for its 2000 annual meeting of stockholders that will be filed on or before April 30, 2000 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is provided under the caption "Certain Transactions" of the Company's definitive proxy statement for its 2000 annual meeting of stockholders that will be filed on or before April 30, 2000 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Index to Consolidated Financial Statements and Schedules:

                                                                                      Page
                                                                                   Reference
                                                                                   Form 10-K
                                                                                   ---------
     1.         Consolidated Financial Statements:
                Independent Auditors' Report                                          F-1
                Consolidated Balance Sheets as of December 31, 1999 and 1998          F-2
                Consolidated Statements of Operations for the Years Ended
                    December 31, 1999, 1998 and 1997                                  F-3
                Consolidated Statement of Stockholders' Equity
                    for the Years Ended December 31, 1999, 1998 and 1997              F-4
                Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1999, 1998 and 1997                               F-5 to 7
                Notes to Consolidated Financial Statements                         F-8 to 35

     2.         Consolidated Financial Statement Schedules:

                All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(b)   Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter ended December
       31, 1999.

(c)    Exhibits


    Exhibit No.        Note                          Description
   -------------      ------   ----------------------------------------------------------------------------
         3.1             (1)   Amended and Restated Articles of Incorporation of G&L Realty Corp.
         3.2             (3)   Amended and Restated Bylaws of G&L Realty Corp.
        10.1 (c)         (2)   Executive Employment Agreement between G&L Realty Corp. and Daniel M. Gottlieb.
        10.2 (c)         (2)   Executive Employment Agreement between G&L Realty Corp. and Steven D. Lebowitz.
        10.3             (2)   Agreement of Limited Partnership of G&L Realty Partnership, L.P.
        10.4 (c)         (1)   1993 Employee Stock Incentive Plan
        10.5             (1)   Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.
        10.8.2           (2)   Option Notice with respect to Sherman Oaks Medical Plaza.
        10.9.2           (1)   Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.)
                               between the Selling Partner (as defined therein) and G&L Development, dated as of October 29,
                               1993.
        10.11            (1)   Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp.
                               and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.
        10.12            (1)   Nomura Commitment Letter with respect to the Acquisition Facility.
        10.12.2          (3)   Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L Financing
                               Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of New York.
        10.16            (1)   Investment Banking and Financial Advisory Agreement between G&L Development and Gruntal & Co.,
                               Incorporated.
        10.17            (1)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                               Lebowitz and Milner Investment Corporation.
        10.18            (2)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                               Lebowitz and Reese L. Milner, II.
        10.19            (2)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                               Lebowitz and Reese L. Milner, II.
        10.20            (2)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                               Lebowitz and Reese L. Milner, II, Helen Milner and John Milner, as Trustees of the Milner Trust.
        10.21            (2)   Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                               Lebowitz and Reese L. Milner, II.
        10.22            (4)   Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing Partnership II,
                               L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October 31, 1995.

(c)   Exhibits - (continued from previous page)

    Exhibit No.        Note                                     Description
---------------        ----    ------------------------------------------------------------------------------------------------
       10.24             (4)   Property Management Agreement between G&L Realty Financing Partnership II, L.P., as owner, and
                               G&L Realty Partnership, L.P., as agent, made August 10, 1995
       10.25             (5)   Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital Corporation,
                               dated as of September 29, 1995.
       10.30             (6)   Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership, L.P. as
                               Borrower and Nomura Asset Capital Corporation as Lender.
       10.38             (7)   Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property Acquisition Trust I, a Delaware business trust, for the purpose of creating a Limited Liability Company to be named GLN Capital Co., LLC, dated as of November
                               25, 1996.
       10.39             (7)   Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and PHP Healthcare Corporation, a Delaware corporation, for the purpose of creating a Limited Liability Company to be named GL/PHP, LLC, dated as of February 26, 1997.
       10.40             (7)   First Amendment To Limited Liability Company Agreement entered into as of March 31, 1997 by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property Acquisition
                               Trust I, a Delaware business trust, for the purpose of amending that certain Limited Liability
                               Company Agreement of GLN Capital Co., LLC dated as of November 25, 1996.
       10.41             (7)   Bond Purchase Agreement dated as of March 31, 1997 by and between GLN Capital Co., LLC (as Buyer)
                               and G&L Realty Partnership, L.P. (as Seller).
       10.42             (8)   Option Agreement, dated February 28, 1997, by and among G&L Realty Partnership, L.P., GLN Capital
                               Co., LLC and PHP Healthcare Corporation
       10.44             (9)   Loan and Security Agreement by GLN Capital Co., LLC, a Delaware limited liability Company, and
                               G&L Realty Partnership, L.P., a Delaware limited partnership, dated as of June 1, 1997.
       10.45            (10)   First Amendment to GL/PHP, LLC Limited Liability Company Agreement by and among G&L Realty
                               Partnership, L.P., a Delaware limited partnership (the "Retiring Manager"), G&L Realty
                               Partnership, L.P., a Delaware limited partnership ("G&L Member"), and G&L Management Delaware
                               Corp., a Delaware corporation ("Manager Member"), made as         of August 15, 1997.
       10.46            (10)   Lease Agreement between GL/PHP, a Delaware limited liability company (the "Landlord") and
                               Pinnacle Health Enterprises, LLC, a Delaware limited liability company wholly owned by PHP
                               Healthcare Corporation, a Delaware corporation (the "Tenant"), dated August 15, 1997
       10.47            (10)   Guaranty of Lease by PHP Healthcare Corporation, a Delaware corporation (the "Guarantor"), dated
                               February 15, 1997.

(c)   Exhibits - (continued from previous page)

    Exhibit No.        Note                                               Description
   ------------        ----    --------------------------------------------------------------------------------------------------
      10.48            (10)    Non-Negotiable 8.5% Note Due July 31, 2007 in which G&L Realty Partnership, L.P., a Delaware limited partnership (the "Maker"), promises to pay to PHP Healthcare Corporation (the "Payee")
                               the principal sum of $2,000,000.00, dated August 15, 1997.
      10.49            (10)    Mortgage Note in which GL/PHP, LLC a Delaware limited liability company (the "Maker") promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, the principal sum of $16,000,000.00, dated August 15, 1997.
      10.50            (10)    Mortgage, Assignment of Leases and Rents and Security Agreement by GL/PHP, LLC a Delaware limited liability company (the "Mortgagor") to Nomura Asset Capital Corporation, a Delaware corporation
                               (the "Mortgagee"), dated August 15, 1997.
      10.51            (10)    Assignment of Leases and Rents by GL/PHP, LLC a Delaware limited liability company (the
                               "Assignor") to Nomura Asset Capital Corporation, a Delaware corporation (the "Assignee"), dated
                               August 15, 1997.
      10.52            (10)    Environmental and Hazardous Substance Indemnification Agreement by GL/PHP, LLC a Delaware limited liability company (the "Borrower") to Nomura Asset Capital Corporation, a Delaware corporation
                               (the "Lender"), dated August 15, 1997.
      10.53            (11)    Purchase and Sale Agreement, dated October 1, 1997, by and between Hampden Nursing Homes, Inc.
                               and G&L Senior Care, LLC.
      10.54            (11)    Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden Holding
                               Group, Inc.
      10.55            (11)    Loan Commitment, dated October 23, 1997, by and between G&L Realty Partnership, L.P. and Iatros
                               Health Network, Inc.
      10.56            (11)    Lease and Agreement, dated October 1, 1997, by and between G&L Hampden, LLC and Hampden Nursing
                               Homes, Inc.
      10.57            (11)    Guaranty of Lease, dated October 1, 1997, by Iatros Health Network, Inc.
      10.58            (11)    Limited Liability Company Agreement of G&L Hampden, LLC.
      10.59            (11)    Loan Agreement by and between Nomura Asset Capital Corporation and G&L Hampden, LLC.
      10.60            (11)    Promissory Note in the amount of $6,000,000.00 given by G&L Hampden, LLC in favor of Nomura Asset
                               Capital Corporation.
      10.61            (11)    Form of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing for each of the 3
                               Hampden Properties.
      10.62            (12)    Operating Agreement of AV Medical Associates, LLC, dated as of September 25, 1997.
      10.63            (12)    Real Estate Lease by and between AV Medical Associates, LLC and Hoag Memorial Hospital
                               Presbyterian.

(c)   Exhibits - (continued from previous page)

    Exhibit No.        Note                                               Description
   -------------      ------   ---------------------------------------------------------------------------------------------------
      10.64            (12)    Assignment of Purchase Agreement and Development Management Agreement by and between G&L Realty
                               Partnership, L.P., Centrium Associates LLC and M&Z Aliso Associates, LLC.
      10.68            (12)    Promissory Note in the Amount of $2,799,490.00 given by Valley Convalescent, LLC in favor of G&L
                               Realty Partnership, L.P.
      10.69            (12)    Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty Partnership, L.P.
      10.70            (12)    Assignment of Leases and Rents, dated as of August 29, 1997, by and between Valley Convalescent,
                               LLC and G&L Realty Partnership, L.P.
      10.77            (13)    Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty
                               Partnership, L.P. as Operating Partnership dated as of December 30, 1998.
      10.78            (13)    Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers
                               Corp. as Tenant dated December 1, 1998.
      10.79            (13)    Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively "Guarantor") in favor of G&L Coronado, LLC ("Landlord").
      10.80            (14)    Promissory Note in the Amount of $2,000,000 given by G&L Realty Corporation in favor of Reese L.
                               Milner, as Trustee of The Milner Trust.
      10.81            (15)    Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC
                               Commercial Mortgage Corporation, as Lender.
      11                       Computation of Per Share Earnings
      12                       Computation of Ratio of Earnings to Fixed Charges
      21                       List of Subsidiaries
      27                       Financial Data Schedule

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

15) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference.

c)  Management contract or compensatory plan or arrangement.

                          INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders
G&L Realty Corp.:


  We have audited the accompanying consolidated balance sheets of G&L Realty Corp. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



/s/  Deloitte & Touche LLP

Los Angeles, California
March 10, 2000

                                G&L REALTY CORP.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                        December 31,
                                                                                 1999                  1998
                                                                       -------------------------------------------
                                                    ASSETS
                                                    ------
Rental properties (Notes 3, 18 and 20):
   Land                                                                         $ 33,388              $ 35,059
   Building and improvements, net                                                146,821               142,531
   Projects under development                                                        158                 9,161
                                                                                --------              --------
     Total rental properties                                                     180,367               186,751
Cash and cash equivalents                                                          7,545                 1,379
Restricted cash                                                                    8,763                 4,007
Tenant rent and reimbursements receivable, net (Note 4)                            2,478                 2,050
Unbilled rent receivable, net (Note 5)                                             2,346                 1,892
Other receivables, net (Note 6)                                                      171                   208
Mortgage loans and bonds receivable, net (Note 7)                                 16,026                12,101
Investments in unconsolidated affiliates (Note 8)                                  9,736                 7,469
Deferred charges and other assets, net (Note 10)                                   4,964                 3,642
                                                                                --------              --------
 TOTAL ASSETS                                                                   $232,396              $219,499
                                                                                ========              ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
                                ------------------------------------
LIABILITIES:
   Notes payable (Note 11)                                                      $177,371              $134,880
   Accounts payable and other liabilities                                          3,279                 2,296
   Distributions payable                                                             452                 1,768
   Tenant security deposits                                                        1,329                 1,270
                                                                                --------              --------
     Total liabilities                                                           182,431               140,214

Commitments and Contingencies (Note 12)

Minority interest in consolidated affiliates                                        (862)               (2,033)
Minority interest in Operating Partnership                                          (558)                1,734

STOCKHOLDERS' EQUITY (Notes 13 and 14):
   Preferred shares - $.01 par value, 10,000,000 shares
    authorized, liquidation preference of $25.00 per share
    .  Series A Preferred - 1,495,000 shares issued and outstanding as
       of December 31, 1999 and 1998, respectively                                    15                    15
    .  Series B Preferred - 1,380,000 shares issued and outstanding as
       of December 31, 1999 and 1998, respectively                                    14                    14



   Common shares - $.01 par value, 50,000,000 shares authorized,
    2,636,000 and 3,995,000 shares issued and outstanding as of
    December 31, 1999 and 1998, respectively                                          26                    40


   Additional paid-in capital                                                     75,412                91,709
   Distributions in excess of net income                                         (24,082)              (12,194)
                                                                                --------              --------
     Total stockholders' equity                                                   51,385                79,584
                                                                                --------              --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $232,396              $219,499
                                                                                ========              ========

          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                                Year Ended December 31,
                                                                    1999                 1998                 1997
                                                          --------------------------------------------------------------
REVENUES:
 Rent (Notes 5 and 15)                                             $27,928              $24,639              $20,307
 Tenant reimbursements                                               1,275                  781                  707
 Parking                                                             1,148                1,501                1,439
 Interest, loan fees and other                                       2,797                4,517                4,322
 Other                                                                 398                  254                  274
                                                                   -------              -------              -------
   Total revenues                                                   33,546               31,692               27,049
                                                                   -------              -------              -------
EXPENSES:
 Property operations                                                 7,569                6,171                6,280
 Depreciation and amortization                                       5,690                4,597                3,570
 Interest                                                           12,393                8,683                9,088
 General and administrative                                          3,196                2,554                2,044
 Provision for doubtful accounts, notes and bonds
  receivable (Notes 4,6,7 and 9)                                     2,000                5,603                  ---
     Impairment of long-lived assets (Note 3)                        6,400                  ---                  ---
                                                                   -------              -------              -------
   Total expenses                                                   37,248               27,608               20,982
                                                                   -------              -------              -------
(Loss) income from operations before minority
 interests, equity in (loss) earnings of
 unconsolidated affiliates and extraordinary loss                   (3,702)               4,084                6,067

Equity in (loss) earnings of unconsolidated affiliates                (269)                  80                1,195
Minority interest in consolidated affiliates                          (175)                (225)                (156)
Minority interest in Operating Partnership                           2,202                  404                 (545)
                                                                   -------              -------              -------
(Loss) income before extraordinary loss                             (1,944)               4,343                6,561
Extraordinary loss on early retirement of long-term
 debt (net of minority interest) (Note 17)                            (171)                 ---                  ---
                                                                   -------              -------              -------
Net (loss) income                                                  $(2,115)             $ 4,343              $ 6,561
                                                                   =======              =======              =======
Per share data (Note 13):
 Basic:
  (Loss) income before extraordinary loss                          $ (2.44)             $ (0.70)             $  0.91
  Extraordinary loss                                                 (0.04)                 ---                  ---
                                                                   -------              -------              -------
  Net (loss) income                                                $ (2.48)             $ (0.70)             $  0.91
                                                                   =======              =======              =======
 Fully diluted:
  (Loss) income before extraordinary loss                          $ (2.44)             $ (0.70)             $  0.89
  Extraordinary loss                                                 (0.04)                 ---                  ---
                                                                   -------              -------              -------
  Net (loss) income                                                $ (2.48)             $ (0.70)             $  0.89
                                                                   =======              =======              =======

Weighted average outstanding shares:
      Basic                                                          3,760                4,092                4,049
      Fully diluted                                                  3,770                4,135                4,129

          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                      Preferred Stock   Preferred Stock                       Additional  Distributions    Total
                                         Series A          Series B         Common Stock       paid-in    in excess of stockholders'
                                      Shares   Amount   Shares   Amount   Shares    Amount      capital     net income     equity
                                   -------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1997                  ---      ---      ---      ---    4,062    $ 41        $ 23,710    $ (1,303)     $ 22,448
Repurchase of common stock                                                   (76)     (1)         (1,277)                   (1,278)
Stock options exercised                                                      134       1           1,288                     1,289
Series A Preferred Stock issued        1,495      $15                                             35,383                    35,398
Series B Preferred Stock issued                          1,380      $14                           32,552                    32,566
Net Income                                                                                                      6,561        6,561
Distributions declared                                                                                         (8,060)      (8,060)
                                     -------   ------  -------     ----   ------    ----        --------      -------     --------
BALANCE DECEMBER 31, 1997              1,495       15    1,380       14    4,120      41          91,656       (2,802)      88,924
Repurchase of common stock                                                  (152)     (1)         (2,336)                   (2,337)
Stock options exercised                                                       27                     389                       389
Issuance of common stock                                                                           2,000                     2,000
Net Income                                                                                                      4,343        4,343
Distributions declared                                                                                        (13,735)     (13,735)
                                     -------   ------  -------     ----   ------    ----        --------      ---------   --------
BALANCE DECEMBER 31, 1998              1,495       15    1,380       14    3,995      40          91,709      (12,194)      79,584
Repurchase of common stock                                                (1,359)    (14)        (16,297)                  (16,311)
Net Loss                                                                                                       (2,115)      (2,115)
Adjustment to Minority Interest in
 Operating Partnership                                                                                                       1,330

Distributions declared                                                                                        (11,103)     (11,103)
                                     -------   ------  -------     ----   ------    ----        --------      --------    --------
BALANCE DECEMBER 31, 1999              1,495      $15    1,380      $14    2,636    $ 26        $ 75,412     $(24,082)    $ 51,385
                                   ===============================================================================================

          See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Year Ended December 31,
                                                                                   1999                1998                1997
                                                                       -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                                $ (2,115)           $  4,343            $  6,561
 Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary loss on early retirement of long-term debt                            171                 ---                 ---
   Depreciation and amortization                                                     5,690               4,597               3,570
   Amortization of deferred financing costs                                            394                 188                 252
   Amortization of discount on marketable securities                                   ---                (152)                ---
   Impairment of long-lived assets                                                   6,400                 ---                 ---
   Minority interests                                                               (2,027)               (179)                701
   Unbilled rent receivable                                                           (454)                (77)               (400)
   Equity in loss (earnings) of unconsolidated affiliates                              269                 (80)             (1,195)
   Provision for doubtful accounts, notes and bonds receivables                      2,210               5,603                 339
   (Increase) decrease in:
     Prepaid expense and other assets                                                  419                (204)                 16
     Other receivables, net                                                            (73)                489                 231
     Tenant rent and reimbursements receivable                                      (2,638)             (1,594)               (112)
     Accrued interest and loan fees receivable                                        (580)               (875)             (1,488)
   Increase (decrease) in:
     Accounts payable and other liabilities                                            983                 383                 558
     Tenant security deposits                                                           59                 224                  12
                                                                                 ----------          ----------          ----------
 Net cash provided by operating activities                                           8,708              12,666               9,045
                                                                                 ----------          ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to rental properties                                                     (3,656)             (1,699)               (987)
 Purchases of real estate assets                                                       ---             (37,790)            (26,440)
 Construction in progress                                                           (5,297)             (4,990)               (300)
 Disposition of assets available for sale                                            1,792                 ---               3,944
 Pre-acquisition costs, net                                                           (571)                (49)                ---
 Contributions to unconsolidated affiliates                                         (1,135)            (11,996)            (11,386)
 Distributions from unconsolidated affiliates                                          320               7,553               3,990
 Investment in marketable securities                                                   ---              (1,154)                ---
 Leasing commissions                                                                  (438)               (441)               (174)
 Investments in notes and bonds receivable                                          (3,496)             (5,573)            (19,822)
 Principal payments received from notes and bonds receivable                           151               5,045               1,641
                                                                                 ----------          ----------          ----------
 Net cash used in investing activities                                             (12,330)            (51,094)            (49,534)
                                                                                 ----------          ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Notes payable proceeds                                                             71,550              48,832              47,300
 Repayment of notes payable                                                        (29,188)             (9,124)            (47,153)
 Payment of deferred loan costs                                                     (1,434)               (896)                (41)
 Decrease (Increase) in restricted cash                                             (4,756)              3,738              (5,778)
 Sale of preferred stock                                                               ---                 ---              67,964
 Minority interest equity contribution                                               1,237                 195                 226
 Purchase of common and preferred stock and partnership units                      (14,311)             (2,337)             (1,277)
 Exercise of common stock options                                                      ---                 389               1,288
 Distributions                                                                     (13,310)            (14,599)             (8,696)
                                                                                 ----------          ----------          ----------
 Net cash provided by financing activities                                           9,788              26,198              53,833
                                                                                 ----------          ----------          ----------

                                 G&L REALTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                6,166            (12,230)            13,344
BEGINNING CASH AND CASH EQUIVALENTS                                                 1,379             13,609                265
                                                                                 ---------           ----------        ---------
ENDING CASH AND CASH EQUIVALENTS                                                  $ 7,545           $  1,379            $13,609
                                                                                 =========           ==========        =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest                                            $13,375           $  9,028            $ 8,709
                                                                                 ---------           ----------        ---------



NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                                  Year Ended December 31,
                                                                       1999               1998                 1997
                                                               -----------------------------------------------------------

       Distributions declared not yet paid                                $   407             $1,751               $2,370
                                                                          =======             ======               ======

       Transfers from projects under development to building              $13,526             $1,185               $  ---
                                                                          =======             ======               ======

       Preferred distributions due to minority partner                    $    29             $   17               $  ---
                                                                          =======             ======               ======

NONCASH INVESTING ACTIVITIES:

        The Company acquired an interest in an unconsolidated
        Affiliate for the following noncash consideration:
                 Land                                                     $   947
                 Construction in progress                                     774
                                                                         --------
                                                                          $ 1,721
                                                                         ========

        The Company exchanged its interest in land and
         construction in progress for the following noncash
         consideration:
                  Investment in unconsolidated affiliates                 $ 1,721
                                                                         ========



       Net cost of assets transferred to Company (Note 18):
                Accounts receivable                                                            $  295
                Land                                                                            1,751
                Construction in progress                                                        3,871
                Deferred leasing costs                                                            250
                Deferred loan costs                                                                20
                Note receivable                                                                    44
                Accounts payable                                                                    8
                                                                                             ---------
                                                                                               $6,239
                                                                                             =========

                                G&L REALTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                   Year Ended December 31,
                                                             1999           1998            1997
                                                      -----------------------------------------------
       Net cost of assets transferred from Company (Note
        18):
            Investment in unconsolidated                                    $5,645
             affiliates
            Note receivable                                                    594
                                                                           --------
                                                                            $6,239
                                                                           ========

      Property acquired in satisfaction of note
      receivable                                                                            $ 4,650
                                                                                            =======
      The Company exchanged  its interest in Series
      A and B Bonds for the following noncash
      consideration (Note 18):
            Assignment of note payable                                                      $14,000
            Investment in affiliate, net of deferred
             gain                                                                             2,653
                                                                                            -------
                                                                                            $16,653
                                                                                            =======
      The Company acquired an interest in three
      Massachusetts nursing homes for the
      following noncash consideration (Note 18):
           Note Receivable                                                                  $14,000
           Investment in affiliate, net of deferred
            gain                                                                              2,653
                                                                                            -------
                                                                                            $16,653
                                                                                            =======
      Property acquired in exchange for partnership
      units (Note 18)                                                       $2,000
                                                                           ========

                                                                       Concluded

                                G&L REALTY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

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

    The Company, as the sole general partner and as owner of an approximately 81% ownership interest, controls the Operating Partnership. The Company controls the Financing Entities through wholly owned subsidiaries incorporated in either the State of Delaware or the State of California (collectively, the "Subsidiaries" and individually, a "Subsidiary"). Each Subsidiary either (i) owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity or (ii) owns no interest and acts as the manager of the Financing Entity. The remaining 99% ownership interest in each Financing Entity which is owned 1% by a Subsidiary is owned by the Operating Partnership, acting as sole limited partner or member. Financing Entities in which a Subsidiary owns no interest are 100% owned by the Operating Partnership.

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

    In addition to the Subsidiaries, the Company also owns interests in various unconsolidated affiliates. Although the Company's investment represents a significant portion of the capital of such affiliates and the Company exercises significant influence over the activities of these entities, the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of these affiliates in the consolidated
financial statements of the Company.   The entities in which the Company has
unconsolidated financial interests are as follows:

    . GLN Capital Co., LLC ("GLN") is a Delaware limited liability company formed in 1996. GLN is owned 49.9% by the Operating Partnership and 50.1% by an affiliate of Nomura Asset Capital Corp. ("Nomura"). The purpose of GLN is to fund loans to the senior care industry.

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

    . G&L Penasquitos, Inc. ("Penasquitos Inc.") is a California corporation formed on April 21, 1998 by the Company, through the Operating Partnership, and Parsons House, LLC, a California limited liability company. The Company owns 75% of the total equity in Penasquitos Inc. in the form of non-voting preferred stock. Parsons holds 25% of the total equity and all of the voting common stock. Penasquitos Inc. was formed for the purpose of operating a senior care facility in Rancho Penasquitos, California.

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

    . G&L Parsons on Eagle Run, LLC ("Eagle Run") is a California limited liability company, formed on December 29, 1998, through the Operating Partnership and Parsons. The Company and Parsons each contributed 50% of the total equity in Eagle Run. Eagle Run was formed for the purpose of acquiring a vacant piece of land in Omaha, Nebraska upon which the members developed a senior care facility.

    . G&L Parsons on Eagle Run, Inc. ("Eagle Run, Inc.") is a California corporation formed on December 20, 1998 by the Company, through the Operating Partnership and Parsons. Eagle Run, Inc. was formed for the purpose of operating a senior care facility in Omaha, Nebraska on the land acquired by Eagle Run.

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

    . Tustin Heritage Park, LLC ("Heritage Park") is a California limited liability company in which the Company has a 25% equity ownership interest. In June 1999, the Company sold a vacant piece of land in Tustin to Heritage Park. In exchange, the Company received $75,000 in cash, a $425,000 first deed of trust and a 25% equity ownership interest in Heritage Park. Heritage Park intends to develop a 53-unit senior apartment residence on the land.

   GLN, Valley Convalescent, San Pedro, Penasquitos LLC, Penasquitos Inc., Pacific Gardens Corp., Eagle Run, Eagle Run, Inc., Lakeview and Heritage Park are herein defined collectively as the "Unconsolidated Affiliates" and individually as "Unconsolidated Affiliate".

2. Summary of Significant Accounting Policies

   Business-- The Company is a self-managed Real Estate Investment Trust ("REIT") that acquires, develops, manages, finances and leases health care properties. The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare property consists of acquisitions, made either directly or through joint ventures, in MOBs or senior care facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions.

   Basis of presentation-- The accompanying condensed consolidated financial statements include the accounts of the Company. The interests in the Roxbury Partnership, Valencia and Pacific Gardens which are not owned by the Company, have been reflected as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

   Properties-- The Operating Partnership, the Realty Financing Partnership, the Medical Partnership, Maryland Gardens, the Roxbury Partnership, GL/PHP, Hampden, Valencia, Holy Cross, Burbank, Tustin, Pacific Gardens, Hoquiam, Lyons and Coronado own a 100% fee simple interest in all of the properties.

   Income taxes-- The Company expects to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company is generally not subject to corporate Federal income taxes so long as it distributes at least 95% of its taxable income to stockholders and meets certain other requirements relating to its income and assets. For the years ended December 31, 1999, 1998 and 1997, the Company met all of these requirements. Therefore, no provisions for Federal income taxes are included in the accompanying financial statements. State income tax requirements are similar to Federal requirements.

   Real estate and depreciation-- Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:


                  Buildings and improvements...........................................      40 years
                  Tenant improvements..................................................      Life of lease
                  Furniture, fixtures and equipment....................................      5 years

   Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $5,424,000, $4,432,000 and $3,484,000 respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all costs directly related to acquisitions are capitalized.

   Revenue recognition-- Base rental income is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Certain leases include rent concessions and escalation clauses creating an effective rent that is included in unbilled rent receivable (Note 5).

   Cash and cash equivalents-- All demand and money market accounts and short-term investments in governmental funds with a maturity of three months or less are considered to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value due to the short period of time to maturity. The Company invests its excess cash balances in commercial paper and auction notes issued by companies with investment grade ratings. Throughout the year, the Company also maintained cash balances at banks in excess of federally insured limits.

   Restricted Cash-- Pursuant to various loan agreements, the Company is required to fund segregated interest bearing accounts to be used for debt service payments, tenant security deposits, property taxes, insurance premiums and property improvements.

   Marketable Securities-- The Company determines the appropriate classification of marketable securities at the time of purchase. Securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and discounts to maturity. Marketable securities not classified as held-to-maturity are classified as available-for-sale or trading securities. As of December 31, 1999, the Company has no securities classified as available-for-sale or trading. Interest and amortization of premiums and discounts for all securities are included in interest income.

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

   Long-lived assets-- The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. During 1999, the Company recorded a $6.4 million impairment loss related to its six New Jersey MOBs. (See Note 3).

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

   Financial instruments--The estimated fair value of the Company's financial instruments is determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. Cash, cash equivalents, tenant rent and other accounts receivable, accounts payable and other liabilities are carried at book value as the amount of these instruments approximates fair value due to their short-term maturities. The carrying amount of the Company's variable rate notes payable as of December 31, 1999 and 1998 and the carrying amount of the Company's fixed rate notes payable as of December 31, 1998 approximate fair value because the interest rates are comparable to rates currently being offered to the Company. The fair value of the Company's fixed rate notes payable as of December 31, 1999 was $130.7 million because the interest rates on the Company's fixed rate notes payable are lower than the rates currently being offered to the Company. The estimated fair values of the company's mortgage loans and bonds receivable, are based upon market values of loans and bonds receivable with similar characteristics adjusted for risk inherent in the underlying transactions. Management estimates that the fair value of the Company's mortgage loans and bonds receivable approximate their amortized cost basis, after adjustment for the allowance for amounts deemed to be uncollectible. There are no realized or unrealized gains or losses included in the accompanying financial statements.

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

3. Buildings and Improvements

   Buildings and improvements consist of the following:


                                                                    December 31,
                                                               1999              1998
                                                       -----------------------------------
                                                                     (in thousands)
              Buildings and improvements                        $160,360          $152,618
              Tenant improvements                                  7,705             5,846
              Furniture, fixtures and equipment                    2,668             2,560
                                                             -----------         ---------
                                                                 170,733           161,024
              Less accumulated depreciation
              and amortization                                   (23,912)          (18,493)
                                                             -----------         ---------
              Total                                             $146,821          $142,531
                                                             ===========         =========

   Impairment loss - In 1999, the Company recorded a non-cash impairment charge related to six New Jersey medical office buildings owned by the Company as required by SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Recording these buildings at their estimated fair market value resulted in a write down of the carrying value of these buildings of $6.4 million.


4.  Tenant Rent and Reimbursements Receivable

   Tenant rent and reimbursements receivable are net of an allowance for uncollectible amounts of $3,409,000 and $1,261,000 as of December 31, 1999 and 1998, respectively. The activity in the allowance for uncollectible tenant accounts for the three years ending December 31, 1999, was as follows:


                                                                        Year ended December 31,
                                                               1999              1998              1997
                                                       -----------------------------------------------------
                                                                            (in thousands)
              Balance, beginning of year                          $1,261            $   88             $ 261
              Additions                                            2,210             1,210               150
              Charge-offs                                            (62)              (37)             (323)
                                                             -----------         ---------          --------
              Balance, end of year                                $3,409            $1,261             $  88
                                                             ===========         =========          ========

   During the year ended December 31, 1999, the Company increased its allowance for uncollectible amounts by $2.2 million. This increase was mainly related to delinquent rents and operating expense reimbursements due from the operator of the Company's three skilled nursing facilities in Hampden, Massachusetts (See
Note 15). The remaining balance represents increases for the Company's MOB tenants incurred through the normal course of business.

5.  Unbilled Rent Receivable

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



              Year Ending December 31,        Future Minimum       Straight-line         Unbilled Rent
                                                   Rent                 Rent              Receivable
          -----------------------------------------------------------------------------------------------
                                                                   (in thousands)
            2000.........................          $19,663              $19,869               $ (206)
            2001.........................           17,217               17,127                   90
            2002.........................           14,100               13,864                  236
            2003.........................           11,587               11,245                  342
            2004.........................            9,143                8,675                  468
            Thereafter...................           20,581               18,459                2,122
                                               ---------------------------------------------------------
         Total...........................          $92,291              $89,239               $3,052
                                               =========================================================

   The activity in the allowance for unbilled rent, recorded as a reduction of rental revenue for the three years ending December 31, 1999, consisted of the following:


                                                                       Year ended December 31,
                                                               1999             1998              1997
                                                       ----------------------------------------------------
                                                                           (in thousands)
              Balance, beginning of year                       $ 474            $ 476             $ 414
              Additions                                          232               12                62
              Charge-offs                                        ---              (14)              ---
                                                            --------          -------          --------
              Balance, end of year                             $ 706            $ 474             $ 476
                                                            ========          =======          ========


6.  Other Receivables

   Other receivables consist of all outstanding balances due to the Company other than amounts due from current tenants and are net of the allowance for uncollectible amounts of $205,000 and $330,000 as of December 31, 1999 and 1998. The activity in the allowance for uncollectible accounts for the three years ending December 31, 1999, is as follows:


                                                                       Year ended December 31,
                                                               1999              1998              1997
                                                       -----------------------------------------------------
                                                                            (in thousands)
              Balance, beginning of year                       $ 330             $ 248             $ 248
              Additions                                          ---               282               ---
              Charge-offs                                       (125)             (200)              ---
                                                                -----             -----             -----
              Balance, end of year                             $ 205             $ 330             $ 248
                                                                =====             =====             =====

7.  Mortgage Loans and Bonds Receivable

     Mortgage loans and bonds receivable consist of the following:

                                                                                             December 31,
                                                                                      1999                 1998
                                                                                   -----------------------------------
                                                                                           (in thousands)
 Secured Promissory Note due March 31, 2009, collateralized by deed of
  trust, principal and interest payable monthly at 12% per annum.................       $ 7,751             $ 6,825

Unsecured Promissory Note due March 31, 2009, principal and interest
  payable monthly at 12% per annum...............................................         2,700                 ---
Secured Note due April 1, 2008, interest payable semiannually at 10%
  per annum (This note is currently in default)..................................           150                 150

Unsecured promissory note receivable due October 1, 2004. (This note
  is currently in default).......................................................           800                 800

Unsecured promissory note receivable due May 31, 1999. (This note is
  currently in default)..........................................................           300                 300

Unsecured promissory note receivable due January 23, 1998. (This note
  is currently in default).......................................................            47                  47

Unsecured promissory note receivable due April 1, 2003. (This note is
  currently in default)..........................................................           300                 300

Unsecured promissory notes receivable payable upon demand. (Amount is
  currently in default)..........................................................         1,356                 715

Unsecured credit line receivable due May 31, 1998. (Amount is
  currently in default)..........................................................           115                 115

Secured promissory note due August 25, 1998, interest payable at 12%
  per annum (This note is currently in default)..................................         3,695               3,589

Secured promissory note due June 30, 2000, interest payable at 10% per
  annum..........................................................................           425                 ---

Secured bond receivable due December 15, 2029, interest payable
  semiannually at 8.75% per annum................................................         1,218                 ---

Unsecured promissory note due January 31, 2010, principal and interest
  payable monthly at 10% per annum...............................................           513                 ---

Unsecured promissory note receivable due June 30, 1999. (This note is
  currently in default)..........................................................            44                  44
                                                                                       ---------           ---------
Face value of mortgage loans and bonds receivable                                        19,414              12,885
Accrued interest                                                                          1,188               2,733
Allowance for uncollectible amounts                                                      (4,576)             (3,517)
                                                                                       ---------           ---------
Total mortgage loans and bonds interest receivable                                      $16,026             $12,101
                                                                                       =========           =========

   As of December 31, 1999, the principal balance on notes receivable of $6,807,000 was either past due or currently due as a result of default. The $3.7 million promissory note in default is secured by two skilled nursing facilities upon which the Company is in the process of taking title. Thus, the $6.8 million of notes receivable in default are not reserved in total.

   The activity in the allowance for uncollectible notes receivable for the three years ending December 31, 1999, is as follows:

                                                                       Year ended December 31,
                                                               1999             1998              1997
                                                       ----------------------------------------------------
                                                                           (in thousands)
              Balance, beginning of year                          $3,517           $  825             $ 375
              Additions                                            1,059            2,792               450
              Charge-offs                                            ---             (100)              ---
                                                               ----------      -----------       -----------
              Balance, end of year                                $4,576           $3,517             $ 825
                                                               ==========      ===========       ===========

8. Investments In Unconsolidated Affiliates

   The Company has investments in various unconsolidated affiliates as described in Note 1. The following tables provide a summary of the Company's investment in each of these entities as of December 31, 1999 and 1998 (in thousands).


                                                                      As of December 31, 1999
                                           ----------------------------------------------------------------------------------------
                                                               Valley                                      Penasquitos      Tustin
                                           GLN Capital      Convalescent   San Pedro     Penasquitos LLC      Inc.         Heritage
                                           ----------------------------------------------------------------------------------------
Opening balance at beginning of year              $708         $   76       $1,165             $1,229        $  270        $   ---
Equity in earnings (loss) of affiliates             62            (28)         202                 25          (277)           ---
Cash contributions                                   6            312          ---                125           113            ---
Cash distributions                                 ---            (37)        (297)               ---           ---            ---
                                               --------       --------    ---------           --------     --------      ----------
Equity, before inter-company adjustments           776            323        1,070              1,379           106            ---
Intercompany receivable (payable), net              61          3,370            8                219            (1)            13
                                               --------       --------    ---------           --------     --------      ----------
Investment in unconsolidated affiliates           $837         $3,693       $1,078             $1,598        $  105        $    13
                                               ========       ========    =========           ========     ========      ==========


                                                                      As of December 31, 1999
                                           --------------------------------------------------------------------------
                                             Pacific Gardens     Eagle Run        EagleRun,   Lakeview
                                                  Inc.              Inc.            LLC         Assoc.        Total
                                           --------------------------------------------------------------------------
Opening balance at beginning of year              $(149)             $150           $650       $  ---        $4,099
Equity in earnings (loss) of affiliates            (163)              (89)            (1)         ---          (269)
Cash contributions                                  ---               ---              5          250           811
Cash distributions                                  ---               ---            ---          ---          (334)
                                                --------           -------        -------     --------     ---------
Equity, before inter-company adjustments           (312)               61            654          250         4,307
Intercompany receivable (payable), net              110                 6             47        1,596         5,429
                                                --------           -------        -------     --------     ---------
Investment in unconsolidated affiliates           $(202)             $ 67           $701       $1,846        $9,736
                                                ========           =======        =======     ========     =========


                                                                      As of December 31, 1998
                                        ------------------------------------------------------------------------------------
                                                                Valley
                                           GLN Capital       Convalescent      AV Medical    Aliso Partners     San Pedro
                                        ------------------------------------------------------------------------------------
Opening balance at beginning of year           $ 2,730            $  311         $ 600             $ 550      $     ---
Equity in earnings of affiliates                    91                83           ---               ---             78
Contributions                                      ---               ---           ---               ---          6,300
Distributions                                   (2,113)             (318)         (600)             (550)        (5,213)
                                              ---------          --------      --------           -------      ----------
Equity, net of inter-company
 transactions                                      708                76           ---               ---          1,165
Intercompany receivable (payable), net              58             3,116           ---               ---            (16)
                                              ---------          --------      --------           -------      ----------
Investment in unconsolidated affiliates        $   766            $3,192         $ ---             $ ---        $ 1,149
                                              =========          ========      ========           =======      ==========

                                                                      As of December 31, 1998
                                        -------------------------------------------------------------------------
                                          Penasquitos   Penasquitos    Pacific Gardens    Eagle Run,
                                              LLC          Inc.             Corp.            LLC          Total
                                        -------------------------------------------------------------------------
Opening balance at beginning of year       $  ---        $  ---          $ ---              $             $ 4,191
                                                                                              ---
Equity in earnings of affiliates              ---           ---           (172)               ---              80
Contributions                               1,229           270             23                800           8,622
Distributions                                 ---           ---            ---                ---          (8,794)
                                          --------       -------        -------            -------       ----------
Equity, net of inter-company
 transactions                               1,229           270           (149)               800           4,099
Intercompany receivable (payable), net        170           ---             42                ---           3,370
                                          --------       -------        -------            -------       ----------
Investment in unconsolidated affiliates    $1,399        $  270          $(107)             $ 800         $ 7,469
                                          ========       =======        =======            =======       ==========

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 1999 (in thousands).



                                                          Valley                                         Penasquitos     Tustin
                                     GLN Capital       Convalescent      San Pedro    Penasquitos LLC        Inc.        Heritage
                                  -------------------------------------------------------------------------------------------------
Financial Position:
-------------------
  Land                                   $   ---           $   382         $ 1,882        $   641         $  ---       $    500
  Buildings                                  ---             2,636           4,315          6,678            ---            ---
  Notes receivable, net                    1,585               ---             ---            ---            ---            ---
  Other Assets                                38               720             172            732            ---             68
  Notes payable                              ---            (2,799)         (4,814)        (6,180)           ---           (554)
  Other liabilities                          (75)             (331)           (197)          (523)           (10)           (14)
                                          ------           -------         -------        -------          -----       --------
Net assets                                $1,548           $   608         $ 1,358        $ 1,348          $ (10)      $    ---
                                          ======           =======         =======        =======          =====       ========
Partner's equity:
-----------------
  G&L Realty Partnership, L.P.            $  776           $   323         $ 1,070        $ 1,379          $ 106       $    ---
  Others                                     772               285             288            (31)          (116)           ---
                                          ------           -------         -------        -------          -----       --------
Total Equity                              $1,548           $   608         $ 1,358        $ 1,348          $ (10)      $    ---
                                          ======           =======         =======        =======          =====       ========

                                             Pacific
                                             Gardens       Eagle Run    Eagle Run        Lakeview
                                              Corp.           Inc.         LLC          Associates        Total
                                        ------------------------------------------------------------------------
Financial Position:
-------------------
  Land                                            $ ---        $ ---      $ 1,191       $   947        $  5,543
  Buildings                                         ---          ---        4,612           ---          18,241
  Notes receivable, net                             ---          ---          ---           ---           1,585
  Other Assets                                      ---          193          688           996           3,607
  Notes payable                                     ---          ---       (4,986)       (1,443)        (20,776)
  Other liabilities                                (349)        (167)        (208)          ---          (1,874)
                                               ---------      --------   ---------     ---------       ----------
Net assets                                        $(349)       $  26      $ 1,297       $   500        $  6,326
                                               =========      ========   =========     =========       ==========

Partner's equity:
-----------------
  G&L Realty Partnership, L.P.                    $(312)       $  61      $   654       $   250        $  4,307
  Others                                            (37)         (35)         643           250           2,019
                                               ---------      --------   ---------     ---------       ----------
Total Equity                                      $(349)       $  26      $ 1,297       $   500        $  6,326
                                               =========      ========   =========     =========       ==========


                                     ----------------------------------------------------------------------------------------------
                                                          Valley                                         Penasquitos     Tustin
                                     GLN Capital       Convalescent      San Pedro     Penasquitos LLC       Inc.        Heritage
                                     ----------------------------------------------------------------------------------------------
Operations:
-----------
  Revenues                               $103             $ 600          $1,165           $ 629          $ 190          $     ---
  Expenses                                (14)             (668)           (963)           (578)          (560)               ---
                                         ----             -----          ------           -----          -----          ---------
Net income (loss)                        $ 89             $ (68)         $  202           $  51          $(370)         $     ---
                                         ====             =====          ======           =====          =====          =========
Allocation of net income (loss):
--------------------------------
  G&L Realty Partnership, L.P.           $ 62            $ (28)          $  202          $  25          $(277)          $    ---
  Others                                   27              (40)             ---             26            (93)               ---
                                         ----            -----           ------          -----          -----
Net income (loss)                        $ 89            $ (68)          $  202          $  51          $(370)          $    ---
                                         ====            =====           ======          =====          =====           ========

                                        ------------------------------------------------------------------------
                                             Pacific
                                             Gardens       Eagle Run    Eagle Run        Lakeview
                                              Corp.           Inc.         LLC          Associates        Total
                                        ------------------------------------------------------------------------
Operations:
-----------
  Revenues                                   $ 1,371        $ 117        $ 118            $    ---       $ 4,293
  Expenses                                    (1,546)        (293)        (121)                ---        (4,743)
                                            ---------      --------     --------         ----------     ----------
Net income (loss)                            $  (175)       $(176)       $  (3)           $    ---       $  (450)
                                            =========      ========     ========         ==========     ==========

Allocation of net income (loss):
--------------------------------
  G&L Realty Partnership, L.P.               $  (163)       $ (89)       $  (1)           $    ---       $  (269)
  Others                                         (12)         (87)          (2)                ---          (181)
                                            ---------      --------     --------         ----------     ----------
Net income (loss)                            $  (175)       $(176)       $  (3)           $    ---       $  (450)
                                            =========      ========     ========         ==========     ==========

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 1998 (in thousands).




                                                                Valley                         Aliso
                                           GLN Capital       Convalescent      AV Medical     Partners       San Pedro
                                        ----------------------------------------------------------------------------------
Financial Position:
-------------------
  Land                                        $    ---          $   382        $     ---    $    ---          $ 1,882
  Buildings                                        ---            2,690              ---         ---            4,334
  Notes and bonds receivable, net                1,473              ---              ---         ---              ---
  Other Assets                                      31              310              ---         ---              434
  Notes payable                                    ---           (2,799)             ---         ---           (4,899)
  Other liabilities                                (90)            (146)             ---         ---             (299)
                                              ---------        ---------      -----------   ---------        ----------
Net assets                                    $  1,414          $   437        $     ---    $    ---          $ 1,452
                                              =========        =========      ===========   =========        ==========

Partner's equity:
-----------------
  G&L Realty Partnership, L.P.                $    708          $    76        $     ---    $     ---          $ 1,165
  Others                                           706              361              ---          ---              287
                                              ---------        ---------      -----------   ---------        ----------
Total Equity                                  $  1,414          $   437        $     ---    $     ---          $ 1,452
                                              =========        =========      ===========   =========        ==========



                                                                            Pacific
                                           Penasquitos    Penasquitos       Gardens     Eagle Run,
                                               LLC            Inc.           Corp.         LLC         Total
                                        ---------------------------------------------------------------------
Financial Position:
------------------
  Land                                         $   ---           $---            $ ---    $   ---    $  2,264
  Buildings                                        ---            ---              ---        ---       7,024
  Notes and bonds receivable, net                  ---            ---              ---        ---       1,473
  Other Assets                                   6,878            411              157      1,709       9,930
  Notes payable                                 (4,800)           ---              ---        ---     (12,498)
  Other liabilities                               (440)           (51)            (317)      (109)     (1,452)
                                              ---------        --------        --------   --------   ---------
Net assets                                     $ 1,638           $360            $(160)    $1,600    $  6,741
                                              =========        ========        ========   ========   =========

Partner's equity:
----------------
  G&L Realty Partnership, L.P.                 $ 1,229           $270            $(149)    $  800    $  4,099
  Others                                           409             90              (11)       800       2,642
                                              ---------        --------        --------   --------   ---------
Total Equity                                   $ 1,638           $360            $(160)    $1,600    $  6,741
                                              =========        ========        ========   ========   =========




                                           ----------------------------------------------------------------------------------
                                                                Valley                         Aliso
                                           GLN Capital       Convalescent      AV Medical     Partners       San Pedro
                                           ----------------------------------------------------------------------------------
Operations:
-----------
  Revenues                                     $352            $603             $   ---       $    ---          $948
  Expenses                                      170             437                 ---            ---           792
                                             -------         -------            --------      --------        -------
Net income                                     $182            $166             $   ---       $    ---          $156
                                             =======         =======            ========      =========       =======

Allocation of net income:
-------------------------
  G&L Realty Partnership, L.P.                 $ 91            $ 83             $   ---       $    ---          $ 78
  Others                                         91              83                 ---            ---            78
                                             -------         -------            --------       --------       -------
                                               $182            $166             $   ---       $    ---          $156
                                             =======         =======            ========       ========       =======

                                             --------------------------------------------------------------------
                                                                             Pacific
                                              Penasquitos    Penasquitos     Gardens        Eagle Run
                                                  LLC            Inc.        Corp.            LLC           Total
                                             ---------------------------------------------------------------------
Operations:
-----------
  Revenues                                     $   ---        $   ---       $ 1,185         $  ---         $ 3,088
  Expenses                                         ---            ---         1,369            ---           2,768
                                               --------      ---------     ---------       --------       ----------
Net income                                     $   ---        $   ---       $  (184)        $  ---         $   320
                                               ========      =========     =========       ========       ==========

Allocation of net income:
------------------------
  G&L Realty Partnership, L.P.                 $   ---        $   ---       $  (172)        $  ---         $    80
  Others                                           ---            ---           (12)           ---             240
                                               --------      ---------     ---------       --------       ----------
                                               $   ---        $   ---       $  (184)        $  ---         $   320
                                               ========      =========     =========       ========       ==========

9. Marketable Securities

   Marketable securities consist of the following:

                                                                      December 31,
                                                                 1999              1998
                                                          -----------------------------------
                                                                   (in thousands)
              PHP Healthcare Corporation subordinated
               debentures, $2,800,000 face value,
               interest at 6.50%, due December 15,
               2002, at cost                                     $ 1,154           $ 1,154
              Accrued interest                                        58                58
              Amortized discount                                     152               152
                                                                ---------        ----------
                                                                   1,364             1,364
              Less reserve for uncollectible amounts              (1,364)           (1,364)
                                                                ---------        ----------
              Total                                             $    ---          $    ---
                                                                =========        ==========

See Footnote 15 for additional discussion of marketable securities.

10.  Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following:

                                                                     December 31,
                                                                1999              1998
                                                          ------------------------------------
                                                                   (in thousands)
              Deferred financing costs                       $ 3,844            $2,558
              Pre-acquisition costs                              621               ---
              Leasing commissions                              1,711             1,272
              Prepaid expense and other assets                    57               527
                                                            ---------         ---------
                                                               6,233             4,357
              Less accumulated amortization                   (1,269)             (715)
                                                            ---------         ---------
              Total                                          $ 4,964            $3,642
                                                            =========         =========

11. Notes Payable

                                                                                               December 31,
Notes payable consist of the following:                                                  1999               1998
                                                                                 -------------------------------------
                                                                                              (in thousands)
$7,831,000 Note due April 1, 2008 collateralized by deed of trust, monthly
 principal and interest payments of $56,000, interest at 7.05% per annum.                  $  7,634           $  7,766
$7,500,000 Note due December 11, 2008, collateralized by deed of trust, monthly
 principal and interest payments of $50,000, interest at 6.90% per annum.                     7,423              7,500
$8,500,000 Note due July 1, 2001, collateralized by deed of trust, interest
 payable monthly at 30-day LIBOR plus 2.35%.                                                    ---              8,500
$4,600,000 Unsecured credit line due August 31, 2000, interest payable monthly
 at LIBOR plus 2.25% per annum.                                                               4,600              4,600
$8,100,000 Note due April 1, 2008, collateralized by deed of trust, monthly
 principal and interest payments of $58,000, interest at 7.05% per annum.                     7,896              8,032
$2,475,000 Note due September 1, 2008 collateralized by deed of trust, monthly
 principal and interest payments of $18,000, interest at 7.49% per annum.                     2,428              2,466
$3,267,000 Note due April 1, 2008 collateralized by deed of trust, monthly
 principal and interest payments of $23,000, interest at 7.05% per annum.                     3,185              3,240
$5,225,000 Note due January 1, 2019 collateralized by deed of trust, monthly
 principal and interest payments of $38,209, interest at 6.75% per annum.                     5,113              5,225
$1,333,125 Note due April 1, 2008 collateralized by deed of trust, monthly
 principal and interest payments of $9,554, interest at 7.05% per annum.                      1,299              1,322
$35,000,000 Note due August 11, 2006, collateralized by deed of trust, monthly
 payments of $282,000 of principal and interest, interest at 8.492% per annum.               33,629             34,092
$30,000,000 Note due August 11, 2005, collateralized by deed of trust, monthly
 principal and interest payments of $229,000, interest at 7.89% per annum.                   28,193              28,669
$11,400,000 Note due September 1, 2034, collateralized by deed of trust, monthly
 principal and interest payments of $77,000, interest at 8% per annum.                       11,373               ---
$5,500,000 Note due on February 1, 2001, collateralized by deed of trust,
 interest payable monthly at LIBOR plus 3.0% per annum.                                       5,500                ---
$10,000,000 Note due July 1, 2009 collateralized by deed of trust, monthly
 principal and interest payments of $58,000, interest at 6.85% per annum.                     9,905                ---
$1,440,000 Note due July 1, 2009 collateralized by deed of trust, monthly
 principal and interest payments of $11,000, interest at 7.375% per annum.                    1,430                ---
$7,500,000 Note due January 21, 2002 collateralized by deed of trust, monthly principal and interest payments of approximately $64,000, interest at Prime
 plus 0.75% per annum.                                                                        7,458                ---
$13,920,000 Note due October 1, 2002 collateralized by deed of trust, monthly principal and interest payments of approximately $115,000, interest at LIBOR
 plus 2.75% per annum.                                                                       13,889                ---
$8,500,000 Note due July 1, 2001, collateralized by deed of trust, monthly principal and interest payments of approximately $71,000, interest at LIBOR
 plus 2.75% per annum.                                                                        8,500                ---
$2,100,000 Note due November 1, 2002, collateralized by deed of trust, monthly principal and interest payments of approximately $17,000, interest at LIBOR
 plus 3.40% per annum.                                                                        2,096                ---
$16,000,000 Note due March 11, 2014, collateralized by deed of trust, monthly
 principal and interest payments of $155,000, interest at 8.98% per annum.                   15,312             15,468
$14,000,000 Note due November 11, 2009, collateralized by deed of trust with
 interest payable monthly at 8.62% per annum.                                                   ---              6,000
$2,000,000 Unsecured note due July 31, 2007, interest rate of 8.5% per annum.                   508              2,000
                                                                                        -----------        -----------
Total                                                                                      $177,371           $134,880
                                                                                        ===========        ===========

   As of December 31, 1999, 30-day LIBOR was 5.832% and the prime rate was 8.50%.


   Aggregate future principal payments as of December 31, 1999 are as follows:


                   Years Ending December 31
                   ------------------------
                        (in thousands)
                   2000...........................            $  7,268
                   2001...........................              16,929
                   2002...........................              25,645
                   2003...........................               3,049
                   2004...........................               3,279
                   Thereafter.....................             121,201
                                                              --------
                    Total.........................            $177,371
                                                              ========

   As of December 31, 1999 the Company was in default on its $4.6 million unsecured line of credit with Tokai Bank of California due to a loan covenant violation. The loan covenant requires that the Company maintain a ratio of EBITDA less distributions to debt service of at least 1.20 to 1.0. The Company believes it will receive a waiver from Tokai Bank for the violation of this loan covenant as of December 31, 1999 and that the loan will not be declared due and payable. Furthermore, the Company repaid $3.0 million of the $4.6 million outstanding to Tokai Bank in January 2000 and is not in default on its monthly interest payments. The Company believes that the reduction in the Common Stock dividend in 1999 will allow the Company to comply with the loan covenant in the future.

   During 1999 and 1998, the Company capitalized interest relating to development projects, either directly owned by the Company or through joint ventures of $430,000 and $545,000, respectively.


12. Commitments and Contingencies

    Neither the Company, the Operating Partnership, the Financing Entities, the Subsidiaries, Maryland Gardens, the Roxbury Partnership, Valencia, Pacific Gardens, Hoquiam, Lyons, Coronado, the Unconsolidated Affiliates nor any of the assets within their portfolios of MOBs, parking facilities, and retail space (the "Properties") is currently a party to any material litigation, except as discussed below.

    On August 15, 1997, a subsidiary of the Company, GL/PHP, LLC ("GL/PHP") borrowed $16 Million from Nomura, the proceeds of which were used to repay a loan made by PHP Healthcare Corporation ("PHP") in connection with the purchase by GL/PHP of six New Jersey primary care centers (the "New Jersey Properties"). Nomura received a first lien against the real properties. The New Jersey Properties were leased by Pinnacle Health Enterprises, LLC ("Pinnacle"), a subsidiary of PHP, and PHP guaranteed the lease. Concurrently with the $16 Million loan, the Operating Partnership obtained a new $2 Million loan from PHP. The note by its terms is nonnegotiable and provides for a right of offset against payments of interest and principal in an amount equal to any losses sustained by reason of any defaults by Pinnacle; under its lease with GL/PHP, discussed below.

    As of August 15, 1997, Pinnacle leased the New Jersey Properties from GL/PHP under the terms of a 17-year net operating lease. PHP guaranteed the obligations of its subsidiary under the lease. In November 1998, Pinnacle filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware and its case was voluntarily converted to a Chapter 7 case. Also in November 1998, PHP filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware. The Commissioner of the New Jersey Department of Banking and Insurance (the "Commissioner") took over the operations of Pinnacle. The Commissioner acting as rehabilitator for the entity operating the facilities under a medical services agreement with Pinnacle, paid Pinnacle's administrative rent through the bankruptcy proceeding up to and including March 5, 1999. After the Commissioner ceased paying rent, Pinnacle's Chapter 7 trustee elected to reject the lease. The Commissioner continued to occupy and lease certain of the buildings through March 31, 1999.

    During 1999, GL/PHP leased one of the buildings and a portion of an additional building. Also during 1999, GL/PHP attempted to restructure the Nomura loan in order to attempt to preserve its investment in the New Jersey Properties. On May 5, 1999, GL/PHP presented a loan-restructuring plan to Amresco Management, Inc. ("Amresco"), the loan servicer, in regards to the mortgage secured by the New Jersey Properties. GL/PHP has been in default on this loan since May 1999. On May 10, 1999, Amresco rejected the Company's restructuring plan.

    On July 6, 1999, Amresco served GL/PHP with a complaint commencing a judicial foreclosure and requesting the appointment of a receiver in the Superior Court of New Jersey Chancery Division Bergen County. On September 15, 1999, the Superior Court ruled in Amresco's favor and appointed a receiver for these buildings. Amresco filed a motion to foreclose its mortgage against the New Jersey Properties. In February 2000, the court granted the motion and transferred the matter to the foreclosure court of the New Jersey Superior Court. New Jersey counsel has advised that the actual transfer of title should be completed in approximately three to four months. A non-cash impairment loss of $6.4 million was recorded in September 1999 to reflect the decline in value of these buildings as a result of the loss of current and future rental revenue due to the Pinnacle and PHP bankruptcies in November 1998 and their subsequent departure from the buildings in March 1999. This impairment loss was recorded in the third quarter of 1999 in response to the appointment of the receiver for the buildings in September 1999 and their pending foreclosure.

    LaSalle National Bank ("LaSalle"), as trustee in trust for the holders of certain obligations including the Nomura loan by and through Amresco, has also filed an action in March 2000 in the United States District Court, Central District of California seeking to cause the Operating Partnership to turn over the $2 Million borrowed from PHP to LaSalle as part of the security LaSalle claims it is entitled to under the deed of trust and assignment of rent with GL/PHP. The Operating Partnership believes that LaSalle is not entitled to these funds and that LaSalle will not be successful in its claims but no assurances can be given at this time that this result will be obtained.


    Landmark Healthcare Facilities, LLC ("Landmark") filed a lawsuit against a subsidiary of the Company, G&L Valencia, LLC, claiming that Landmark is entitled to approximately $600,000 plus interest costs under a development agreement entered into between G&L Valencia, LLC and Landmark for development of an MOB project in Valencia, California. The Company is vigorously opposing the lawsuit and has filed a counter suit to recover approximately $400,000 plus interest that was already paid under the development agreement and for a judgment and declaration that all of Landmark's rights, title and interest in G&L Valencia, LLC has been terminated or assigned to the Company. The litigation is in its earliest stages and the likelihood of recovery by either party is therefore inestimable.

    The Company is the guarantor on a $500,000 letter of credit in favor of NVHF Affiliates, LLC, a non-profit low-income apartment owner. The Company holds an unsecured promissory note from NVHF Affiliates, LLC in the same amount.



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

    For years ended December 31, 1999, 1998 and 1997, cash distributed in the form of dividends to holders of the Company's Common Stock exceeded the Company's taxable income and is therefore considered to be a return of capital. In 1999, 4.46% of the Company's dividend was taxable as long-term capital gains and 95.54% was considered a return of capital to Common shareholders. For 1998, 18.55% of the dividend was taxable as ordinary income and the remaining 81.45% represented a return of capital. For 1997, 30.83% of the dividend was taxable as ordinary income, 21.66% was capital gains and 47.51% represented a return of capital. Dividends paid to holders of the Company's Preferred Stock are fully taxable as ordinary income.

    Earnings per share-- Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year. Fully diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. In 1999 and 1998, the incremental shares that would have been outstanding upon the assumed exercise of stock options would have been anti-dilutive and, therefore, were not considered in the computation of fully diluted earnings per share. The following table reconciles the numerator and denominator of the basic and fully diluted per-share computations for net income for the years ended December 31, 1999, 1998 and 1997:


                                                                Years ended December 31,
                                                           1999            1998           1997
                                                   ----------------------------------------------
                                                                    (in thousands)
               Numerator:
               ----------
                 Net (loss) income                          $(2,115)        $ 4,343       $ 6,561
                 Preferred stock dividends                   (7,212)         (7,212)       (2,875)
                                                          ----------       ---------     ---------
                 Net (loss) income available to
                  common stockholders                       $(9,327)        $(2,869)      $ 3,686
                                                          ==========       =========     =========


               Denominator:
               ------------
                 Weighted average shares - basic              3,760           4,092         4,049
                 Dilutive effect of stock options                10              43            80
                                                          ----------       ---------     ---------
                 Weighted average shares - fully
                 diluted                                      3,770           4,135         4,129
                                                          ==========       =========     =========

               Per share:
               ----------
                 Basic                                      $ (2.48)        $ (0.70)      $  0.91
                 Dilutive effect of stock options               ---             ---         (0.02)
                                                          ----------       ---------     ---------
                 Fully diluted                              $ (2.48)        $ (0.70)      $  0.89
                                                          ==========       =========     =========

  On March 10, 2000, the Company's board of directors declared a quarterly distribution for the first quarter of 2000 in the amount of $0.125 per Common share to be paid on April 15, 2000 to holders of the Company's Common Stock on March 31, 2000. This quarterly dividend is equal to an annualized distribution of $0.50 per share.

14. Stock Incentive Plan

     As of December 31, 1999, the Company had a stock incentive plan under which an aggregate of 308,500 shares of the Company's Common Stock are reserved for issuance. Options are granted at per share amounts not less than fair market value at the date of grant and expire ten years thereafter. Granted options vest in even increments over a two or three year period beginning one year from the grant date. The Company does not charge the estimated compensation cost of options granted against income. Compensation cost is estimated to be the fair value of all options granted based on the Binary option-pricing model. Based upon the closing stock price at the end of the year, the costs associated with options granted in each of the years ended December 31, 1999, 1998, and 1997 are $5,000, $77,000, and $143,000, respectively. If the compensation costs had been charged against income at the time of vesting, adjusted for shares exercised and canceled during the period, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              Year Ended December 31,
                                      1999             1998              1997
                                     ------------ ---------------- -------------
                                     (in thousands, except per share amounts)
   Net Income:
     As reported                      $(2,115)           $4,343           $6,561
     Pro forma                        $(2,120)           $4,266           $6,418

   Earnings per share:
     As reported:
         Basic                         $(2.48)           $(0.70)           $0.91
         Fully diluted                 $(2.48)           $(0.70)           $0.89
     Pro forma:
         Basic                         $(2.48)           $(0.72)           $0.87
         Fully diluted                 $(2.48)           $(0.72)           $0.86

     A summary of the status of the Company's stock incentive plan as of December 31, 1999, 1998, 1997, and changes during the years ending on those dates is presented in the following table. The average price presented below represents the weighted average exercise price based upon the market value at the grant date.

                                       1999                     1998                      1997
                              ------------------------  -----------------------  ------------------------
                                            Average                  Average                   Average
                                Shares       Price       Shares       Price        Shares       Price
                              ------------ ----------- ----------- ------------ ------------- -----------
Outstanding,
       Beginning of year        214,000       $14.49     244,000        $14.25    367,000        $11.95
    Granted
    Exercised                     2,000        10.50      49,000         17.34     60,000         18.75
                                    ---          ---     (27,000)        14.66   (134,000)         9.65
    Forfeited or canceled       (65,000)       18.11     (52,000)        16.09    (49,000)        15.00
Outstanding,                   ---------     --------    --------     --------   --------       -------
      End of year                151,000      $12.88      214,000       $14.49    244,000        $14.25
                               =========     ========    ========     ========   ========       ========


Options exercisable
       At year-end              130,998        $14.79    123,667        $12.34     57,000         $14.60
Weighted-average fair
       Value of options
       granted during
       the year                   $2.40                    $2.44                    $2.25

     The following table summarizes information relating to the Company's stock incentive plan as of December 31, 1999:

                               Options Outstanding
                               -------------------
                                                Average
                                            Remaining life
 Exercise Price            Number             (in months)        Number Exercisable
------------------------------------------------------------------------------------
      $ 9.125                1,000                 65                  1,000
        9.625               72,000                 72                 72,000
       10.375                3,000                 71                  3,000
       10.500                2,000                116                  1,332
       12.917                2,000                108                    500
       13.099                1,000                108                    333
       13.625               22,000                 76                 21,500
       15.750                1,000                 89                    889
       16.750                1,000                 89                  1,334
       17.375               20,000                 99                 11,110
       17.500               10,000                101                  6,000
       17.625                6,000                 48                  6,000
       18.125                6,000                 99                  3,333
       20.125                4,000                 96                  2,667
                         ---------                                 ---------
                           151,000                                   130,998
                         =========                                 =========


     Fair value of the plan- The Company estimated the fair value of the options granted in 1999, 1998 and 1997 based on the following assumptions:


                                                         Year Ended December 31,
                                                  1999            1998         1997
                                                  ----            ----         ----
Risk-free interest rate...................        6.80%           5.01%        5.77%
Expected life of the option...............      3 years         3 years       3 years
Expected volatility of stock..............        36.00%          24.00%       21.00%
Expected dividends........................       $ 0.50          $ 1.56       $ 1.56


     The Company assumes that the equivalent risk-free interest rate is the closing market rate, on the last trading day of the year, for three-year treasury bills.

     The Company's stock incentive plan was introduced in conjunction with its initial public offering on December 16, 1993. Based upon the number of options exercised and cancelled since the inception of the plan, the Company assumes the estimated life of the outstanding option agreements to be three years.

      The Company uses the treasury stock method for purposes of determining the number of shares to be issued to in conjunction with the Company's stock incentive plan. Based upon the number and amounts of vested and unvested options outstanding, the dilutive effect on the Company's outstanding shares for the years ended December 31, 1999, 1998 and 1997 is 10,000, 43,000 and 80,000
shares, respectively.

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

     G&L Hampden, LLC, a wholly-owned subsidiary of the Company, acquired three nursing home properties in Massachusetts on October 28, 1997 from Hampden Nursing Homes, Inc. ("HNH"), a nonprofit corporation. Lenox Healthcare, Inc. ("Lenox") managed the three facilities from October 1998 through December 1999. In November 1999, Lenox filed for bankruptcy protection. The Company immediately moved to replace Lenox as the manager of the nursing homes. In January 2000, the Company received the bankruptcy court's permission to replace Lenox as the manager and a new management firm, a subsidiary of Roush & Associates ("Roush"), was immediately retained. Although Lenox managed these Massachusetts nursing homes, HNH held the licenses necessary to operate the facilities. In March 2000, the Company successfully transferred the licenses to G&L Massachusetts, LLC, a subsidiary of the Operating Partnership. G&L Massachusetts, LLC subsequently leased the three facilities from the Company while Roush continued to manage them. The lease requires monthly payments of $225,000 net of property taxes, insurance and costs to maintain the facilities. Rents from the three Massachusetts nursing homes represented approximately 9.7%, 11.0% and 13.3% of the Company's rental revenues in 1999, 1998 and 1997, respectively. The Company's management believes that the current management of Roush is experienced and that Roush will be able to pay the lease obligations under the lease as they become due; however, the financial position of the Company, and its ability to make expected distributions to stockholders, may be adversely affected in the event that Roush experiences financial difficulties.

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


16. Segment Information

     The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare property consists of acquisitions, made either directly or indirectly through joint ventures, in MOBs or Senior Care Facilities which are leased to healthcare providers. The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions either directly or through GLN, an unconsolidated operating venture with Nomura Asset Capital Corporation. The following table reconciles the Company's income and expense activity for the year ending December 31, 1999 and balance sheet data as of December 31, 1999.

              1999 Reconciliation of Reportable Segment Information

                                                                  Property         Debt
                                                                Investments     Obligations      Other           Total
                                                              --------------- -------------- ------------- ----------------
                                                                                  (Amounts in thousands)
Revenue:
   Rents, tenant reimbursements and parking                        $ 30,351                                     $ 30,351
   Interest, loan fees and related revenues.                            305        $ 2,242      $    250           2,797
   Other ................................                               398                                          398
                                                                   --------       --------      --------       ---------
      Total revenues.....................                            31,054          2,242           250          33,546
                                                                   --------       --------      --------       ---------

Expenses:
   Property operations...................                             7,569                                        7,569
   Depreciation and amortization.........                             5,609                           81           5,690
   Interest..............................                                                         12,393          12,393
   General and administrative............                                                          3,196           3,196
   Provision for doubtful accounts.......                             2,000                                        2,000
   Impairment of long-lived assets                                    6,400                                        6,400
                                                                   --------       --------      --------       ---------
      Total expenses.....................                            21,578            ---        15,670          37,248
                                                                   --------       --------      --------       ---------

 Income (loss) from operations before minority interest       s    $  9,476       $  2,242      $(15,420)      $  (3,702)
                                                                   ========       ========      ========       =========


       1999 Reconciliation of Reportable Segment Information - (Continued)

                                                    Property         Debt
                                                  Investments    Obligations       Other         Total
                                                -------------- --------------- ------------- ---------------
                                                                    (Amounts in thousands)
 Rental properties.......................            $180,209                                     $180,209
 Mortgage loans and bonds receivable, net                           $ 16,026                        16,026
 Other Assets............................              24,602            837      $ 10,722          36,161
      Total assets.......................            $204,811       $ 16,863      $ 10,722        $232,396

Other Assets:
   Cash and cash equivalents                                                      $  7,545        $  7,545
   Restricted cash                                   $  8,763                                        8,763
   Tenant rent and reimbursements receivable, net       2,478                                        2,478
   Unbilled rent receivable, net                        2,346                                        2,346
   Other receivables, net                                 171                                          171
   Investment in unconsolidated affiliates              8,899       $    837                         9,736
   Deferred financing costs, net                                                     3,177           3,177
   Pre-acquisition costs                                  621                                          621
   Construction in progress                               158                                          158
   Deferred lease costs, net                            1,109                                        1,109
                                                     --------                                     --------
   Prepaid expense and other                               57                                           57
                                                     --------       --------      --------        --------
      Total  other  assets...............            $ 24,602       $    837      $ 10,722        $ 36,161
                                                     ========       ========      ========        ========

Capital Expenditures
-------------------
   Purchases of real estate assets                   $                                            $
                                                          ---                                          ---
   Additions to rental properties                       3,656                                        3,656
                                                     --------                                     --------
      Total capital expenditures.........            $  3,656                                     $  3,656
                                                     ========                                     ========

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

              1998 Reconciliation of Reportable Segment Information

                                                                  Property          Debt
                                                                Investments     Obligations      Other         Total
                                                               ----------------------------------------------------------
                                                                                 (Amounts in thousands)
Revenue:
   Rents, tenant reimbursements and parking..................     $ 26,921                                     $ 26,921
   Interest, loan fees and related revenues..................          523        $ 3,002    $      992           4,517
   Other.....................................................          250                            4             254
                                                                  --------       --------      --------        --------
      Total revenues.........................................       27,694          3,002           996          31,692
                                                                  --------       --------      --------        --------

Expenses:
   Property operations.......................................        6,171                                        6,171
   Depreciation and amortization.............................        4,229                          368           4,597
   Interest..................................................                                     8,683           8,683
   General and administrative................................                                     2,554           2,554
   Reserves..................................................        1,447          2,792         1,364           5,603
                                                                  --------       --------      --------        --------
      Total expenses.........................................       11,847          2,792        12,969          27,608
                                                                  --------       --------      --------        --------
 Income (loss) from operations before minority interests.....     $ 15,847        $   210      $(11,973)      $   4,084
                                                                  ========       ========      ========        ========


       1998 Reconciliation of Reportable Segment Information - (Continued)

                                                                   Property         Debt
                                                                 Investments    Obligations     Other          Total
                                                               ---------------------------------------------------------
                                                                                  (Amounts in thousands)
  Rental properties.......................                        $ 186,751                                    $ 186,751
  Mortgage loans and bonds receivable, net                                        $ 12,101                        12,101
  Other Assets............................                           16,185            766     $   3,696          20,647
                                                                  ---------       --------      --------        --------
       Total assets.......................                        $ 202,936       $ 12,867     $   3,696       $ 219,499
                                                                  =========       ========      ========        ========

 Other Assets:
    Cash and cash equivalents                                                                  $   1,379     $     1,379
    Restricted cash                                             $     4,007                                        4,007
    Tenant rent and reimbursements receivable, net
                                                                      2,050                                        2,050
    Unbilled rent receivable, net                                     1,892                                        1,892
    Other receivables, net                                              121                           87             208
    Investment in unconsolidated affiliates                           6,703      $     766                         7,469
    Investment in marketable securities, net                                                         ---             ---
    Deferred financing costs, net                                                                  2,179           2,179
    Deferred lease costs, net                                           937                                          937
    Prepaid expense and other                                           475                           51             526
                                                                   --------       --------      --------        --------
       Total  other  assets...............                        $  16,185     $      766      $  3,696      $   20,647
                                                                  =========       ========      ========        ========


 Capital Expenditures
    Purchases of real estate assets                               $   37,790                                   $ 37,790
    Additions to rental properties                                    1,559                    $     140          1,699
                                                                  ---------                     --------        --------
       Total capital expenditures.........                        $  39,349                    $     140       $  39,489
                                                                  =========                     ========        ========

     The following table reconciles the Company's income and expense activity for the year ending December 31, 1997 and balance sheet data as of December 31, 1997.

              1997 Reconciliation of Reportable Segment Information

                                                                   Property        Debt
                                                                 Investments    Obligations       Other          Total
                                                                --------------------------------------------------------
                                                                                   (Amounts in thousands)
Revenue:
   Rents, tenant reimbursements and parking.................        $ 22,453                                     $ 22,453
   Interest, loan fees and related revenues.................             161        $ 3,999     $     162           4,322
   Other....................................................             240                           34             274
                                                                    --------       --------     ---------       ---------
      Total revenues........................................          22,854          3,999           196          27,049
                                                                    --------       --------     ---------       ---------

Expenses:
   Property operations......................................           6,043            237                         6,280
   Depreciation and amortization............................           3,443                          127           3,570
   Interest.................................................                                        9,088           9,088
   General and administrative...............................                                        2,044           2,044
                                                                    --------       --------     ---------       ---------
      Total expenses........................................           9,486            237        11,259          20,982
                                                                    --------       --------     ---------       ---------

 Income (loss) from operations before minority interests....        $ 13,368        $ 3,762      $(11,063)      $   6,067
                                                                    ========       ========     =========       =========

 Rental properties..........................................       $ 139,082                                    $ 139,082
 Mortgage loans and bonds receivable, net...................                       $ 14,098                        14,098
 Other Assets...............................................          13,073          8,006      $ 15,121          36,200
                                                                    --------       --------     ---------       ---------


17. Extraordinary Loss on Early Retirement of Debt

     On November 2, 1999, the Company obtained a $13.92 million short-term loan secured by three skilled nursing facilities located in Massachusetts at an interest rate of LIBOR plus 2.75%. The first portion of the loan closed on October 4, 1999 and was used to repay a $6.0 million loan secured by the three facilities. In repaying the $6.0 million loan, the Company incurred prepayment fees of approximately $129,000 and wrote off an additional $42,000 in loan fees relating to the loan. These amounts have been presented as an extraordinary loss on the statement of operations.


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

     On June 30, 1998, GLH Pacific Gardens, LLC, a joint venture between the Company and American Senior Care, Inc., purchased a 92-unit senior care facility located in Santa Monica, California. Upon acquisition, this facility was leased to GLH Pacific Gardens Corp., an unconsolidated joint venture of the Company's in which the Company owns 93% of the equity in the form of non-voting preferred stock. On July 1, 1999, the lease was transferred to ASL Santa Monica Inc., an unaffiliated entity. During 1999 and 1998, GLH Pacific Gardens Corp. made lease payments of $480,000 and $420,000 to the Company, respectively.

     During 1998, the Company owned 50% of the equity in AV Medical, LLC ("AV Medical") and G&L/M&Z Aliso Partners ("G&L/M&Z"), unconsolidated joint ventures formed in 1997 with M&Z Aliso Associates, LLC ("M&Z") for the purposes of buying undeveloped parcels of land in Aliso Viejo and building a 33,000 square foot MOB and a retail complex, respectively. In December 1998, the Company exchanged its 50% interest in G&L/M&Z Aliso Partners for M&Z's 50% interest in AV Medical, LLC. This transaction was treated as a non-taxable exchange of like-kind real estate assets under Section 1031 of the Internal Revenue Service Tax Code. As part of the exchange, M&Z paid the Company $295,000 in accrued distributions and accrued interest due on loans made by the Company to AV Medical and G&L/M&Z and signed a $44,000 promissory note due on June 30, 1999 for the remaining balance owed. Upon closing the exchange, AV Medical was dissolved and the property previously owned by AV Medical was owned 100% by the Operating Partnership.

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

     On May 4, 1999, the Company sold a vacant parcel of real property for $1.6 million to the Craig Corporation, whose president is S. Craig Tompkins, a director of the Company. The Company had the option to repurchase the property beginning on November 5, 1999 and ending on December 3, 1999 for $1.8 million plus any costs incurred by the Craig Corporation with respect to the property. Beginning on January 24, 2000 and ending on January 31, 2000, the Craig Corporation had the option to sell the property to the Company for $1.9 million. Thereafter, the option sale price would have increased at a rate of 3% per month, adjusted pro rata for any periods of less than one month. The Company accounted for this transaction in accordance with FAS 66 "Accounting for Sales of Real Estate" and treated this sale as a financing transaction. This amount was repaid on November 2, 1999 for $1.76 million.

     On May 18, 1999, the Company entered into an agreement with the Craig Corporation, whose president is S. Craig Tompkins, a director of the Company, whereby the Craig Corporation would purchase up to 36,000 shares of the Company's common stock on the open market and the Company would have the option to purchase these shares from the Craig Corporation on or before December 3, 1999 at the Craig Corporation's cost plus a premium of 20% per annum, less any dividends received. After December 3, 1999, the Craig Corporation had the option to sell the shares to the Company between January 24 and January 31, 2000 at its cost plus a premium of 25% per annum. Thereafter, the option sale price would have increased at a rate of 3% per month. The exercise of the Company's option was contingent upon the exercise of the Company's option to repurchase the vacant parcel of land from the Craig Corporation discussed above. On December 29, 1999, the Company purchased 34,400 shares of the Company's common stock for $404,000. This amount included $44,000 in interest.

     On February 7, 2000, the board of directors of the Company unanimously approved the guarantee of a $500,000 line of credit from Tokai Bank to each of Daniel M. Gottlieb and Steven D. Lebowitz, both directors and officers of the Company, for a total of $1 million. In addition, on February 29, 2000, the board of directors granted 50,000 non-qualified Common Stock options to each of Messrs. Gottlieb and Lebowitz. The exercise price of the options was $8.875, the closing price of the Company's Common Stock on February 29, 2000.


19. Unaudited Consolidated Quarterly Information

     Unaudited consolidated quarterly financial information for the periods as follows:

                                                             1999 Fiscal Quarter
                                                  ----------------------------------------
                                                    1st        2nd         3rd        4th
                                                  ---------  ---------  ---------  -------
                                                   (In thousands, except per share amounts)
 Revenue:
    Rental...................................      $6,912     $7,064     $7,237      $6,715
    Tenant reimbursements....................         371        239        335         330
    Parking .................................         264        274        313         297
    Interest, loan fees and other............         581        714        833         669
    Other....................................          36        254         65          43
                                                  -------     ------     ------      ------
       Total revenues........................       8,164      8,545      8,783       8,054
                                                  -------     ------     ------      ------

 Expenses:
    Property operations......................       1,904      1,762      1,951       1,952
    Depreciation and amortization............       1,333      1,402      1,473       1,482
    Interest.................................       2,616      2,896      3,315       3,566
    General and administrative...............         641        816        857         882
    Provision for doubtful accounts..........         ---        ---        ---       2,000
    Impairment of long-lived assets..........         ---        ---      6,400         ---
                                                  -------     ------     ------      ------
       Total expenses........................       6,494      6,876     13,996       9,882
                                                  -------     ------     ------      ------

    Income (loss) from operations before
      minority interests.....................       1,670      1,669     (5,213)     (1,828)
    Equity in earnings of unconsolidated
      affiliates.............................           7       (277)        23         (22)
    Minority interest in consolidated                 (50)       (39)       (46)        (40)
      affiliates.............................
    Minority interest in Operating Partnership         24         62        986       1,130
                                                  -------     ------     ------      ------
    Income (loss) before extraordinary item..       1,651      1,415     (4,250)       (760)
                                                  -------     ------     ------      ------

    Extraordinary loss on early
    extinguishment of debt ..................        ---        ---        ---        (171)
                                                  -------     ------     ------      ------
    Net income (loss) .......................     $ 1,651    $ 1,415    $(4,250)    $  (931)
                                                  =======     ======     ======      ======

 Per share data:
    Basic ...................................      $(0.04)    $(0.10)    $(1.56)     $(0.84)
    Fully Diluted ...........................      $(0.04)    $(0.10)    $(1.56)     $(0.84)


 Weighted average shares outstanding:
    Basic ...................................       3,976      3,937      3,889       3,245
    Fully Diluted ...........................       3,994      3,949      3,898       3,245

                                                                           1998 Fiscal Quarter
                                                                 ---------------------------------------
                                                                  1st        2nd         3rd        4th
                                                                 --------  --------  ---------  --------
                                                                 (In thousands, except per share amounts)
 Revenue:
    Rental...................................................    $5,882     $6,113     $6,386      $6,258
    Tenant reimbursements....................................       129        209        219         224
    Parking..................................................       359        374        378         390
    Interest, loan fees and other............................     1,056      1,267      1,095       1,099
    Other....................................................        58        113         33          50
                                                                 ------     ------     ------      ------
        Total revenues.......................................     7,484      8,076      8,111       8,021
                                                                 ======     ======     ======      ======

 Expenses:
    Property operations......................................     1,411      1,506      1,628       1,626
    Depreciation and amortization............................     1,060      1,083      1,213       1,241
    Interest.................................................     1,916      2,093      2,210       2,464
    General and administrative...............................       689        734         545        586
    Provision for doubtful accounts, notes and bonds
        Receivable...........................................       ---        ---        ---       5,603
                                                                 ------     ------     ------      ------
        Total expenses.......................................     5,076      5,416      5,596      11,520
                                                                 ------     ------     ------      ------

     Income (loss) from operations before minority
      interests..............................................     2,408      2,660      2,515      (3,499)
     Equity in earnings of unconsolidated affiliates.........        52        101         43        (116)
     Minority interest in consolidated affiliates............       (46)       (69)       (46)        (64)
     Minority interest in Operating Partnership..............       (48)       (95)       (78)        625
                                                                -------    -------    -------     -------
     Net income (loss).......................................   $ 2,366    $ 2,597    $ 2,434     $(3,054)
                                                                =======    =======    =======     =======

 Per share data:
      Basic..................................................      $0.14      $0.19      $0.15      $(1.21)
      Fully Diluted..........................................      $0.13      $0.19      $0.15      $(1.21)


 Weighted average shares outstanding:
      Basic..................................................     4,129      4,122      4,090       4,030
      Fully Diluted..........................................     4,174      4,163      4,125       4,053

20. SCHEDULE OF CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999 (In Thousands)

                                                                                           Cost Capitalized
                                                                                             Subsequent to
                                                             Initial Cost to Company          Acquisition
                                                             ------------------------     ---------------------
                                             Encumbrances                Building and              Building and
        Description                          (See Notes)       Land      Improvements      Land     Improvement
-----------------------------------         --------------    ---------  ------------    -------  -------------
Medical Office Buildings
California Properties:
----------------------
405 North Bedford Drive                      (See Note A)        $2,186         $4,076        $452       $9,935
415 North Bedford Drive                      (See Note A)           292            573         ---          600
416 North Bedford Drive                      (See Note A)           427            247         ---        2,513
435 North Bedford Drive                      (See Note A)         1,144          2,853         ---        2,610
435 North Roxbury Drive                            $7,634           162            390          39        2,543
436 North Bedford Drive                      (See Note B)         2,675         15,317         ---          353
439 North Bedford Drive                             ---             ---            109         ---          487
Holy Cross Medical Plaza                            7,896         2,556         10,256         ---        1,285
St. Joseph's Professional                           3,185         1,300          3,936         ---          257
     Building.
Sherman Oaks Medical Plaza                   (See Note B)         1,454          8,278         ---        2,233
Regents Medical Center                       (See Note B)         1,470          8,390         ---        1,281
Cigna HealthCare Bldg.                       (See Note B)         1,260          7,282         ---           48
1095 Irvine Boulevard                               1,299           474            663         ---          453
14662 Newport Avenue                         (See Note E)           645          1,900         ---           57
14591 Newport Avenue                         (See Note E)           160             36         ---          200
14642 Newport Avenue                         (See Note E)           400          1,033         ---          528
15225 Aliso Creek Road                              1,430           585                        (25)       1,333
23861 McBean Parkway                                9,905           ---          4,164         ---        7,346
24355 Lyons Avenue                                  5,113           623          6,752         ---          214
1330 Orange Avenue                                  7,423           809          8,753         ---          254
5 Journey Road                                      2,096           411                        ---        1,086
26671 Aliso Creek Road                              5,500         1,751                        ---        4,839

New Jersey Properties:
---------------------
2103 Mt. Holly Road                          (See Note C)           775          1,837         ---            4
150 Century Parkway                          (See Note C)           600          1,642         ---            3
274 Highway 35, South                               ---           1,200          1,800         ---            3
80 Eisenhower Drive                          (See Note C)           975          1,524         ---            3
16 Commerce Drive                            (See Note C)         1,240          1,865         ---          ---
4622 Black Horse Pike                        (See Note C)           850          1,782         ---          ---

Senior Care Facilities
Arizona Properties:
------------------
31 West Maryland Avenue                                             800          3,847         ---           78
39 West Maryland Avenue                                             172            835         ---          112


                                              Gross amount at which carried at close of Period
                                                                (See Note G)
                                              --------------------------------------------------                Date of
                                                                                                             Construction
                                                         Building and              Accumulated   Acquisition      or
        Description                             Land     Improvements    Total     Depreciation     Date     Rehabilitation
--------------------------                   ----------  ------------    -----     ------------  ----------- --------------
Medical Office Buildings
California Properties:
---------------------
405 North Bedford Drive                          $2,638       $14,011     $16,649        $3,988     1993       1947/1987
415 North Bedford Drive                             292         1,173       1,465           552     1993         1955
416 North Bedford Drive                             427         2,760       3,187         1,003     1993       1946/1986
435 North Bedford Drive                           1,144         5,463       6,607         2,729     1993     1950/1963/1984
435 North Roxbury Drive                             201         2,933       3,134         1,192     1993       1956/1983
436 North Bedford Drive                           2,675        15,670      18,345         1,415     1990         1980
439 North Bedford Drive                             ---           596         596           303     1993       1956/1983
Holy Cross Medical Plaza                          2,556        11,541      14,097         2,128     1994         1985
St. Joseph's Professional                         1,300         4,193       5,493           679     1993         1987
     Building.
Sherman Oaks Medical Plaza                        1,454        10,511      11,965         2,196     1994       1969/1993
Regents Medical Center                            1,470         9,671      11,141         1,879     1994         1989
Cigna HealthCare Bldg.                            1,260         7,330       8,590           989     1994         1992
1095 Irvine Boulevard                               474         1,116       1,590           265     1994       1994/1995
14662 Newport Avenue                                645         1,957       2,602           170     1996       1969/1974
14591 Newport Avenue                                160           236         396            23     1996         1969
14642 Newport Avenue                                400         1,561       1,961           246     1996         1985
15225 Aliso Creek Road                              560         1,333       1,893            39     1997         1998
23861 McBean Parkway                                ---        11,510      11,510           359     1998       1981/1999
24355 Lyons Avenue                                  623         6,966       7,589           204     1998         1990
1330 Orange Avenue                                  809         9,007       9,816           214     1998       1977/1985
5 Journey Road                                      411         1,086       1,497             5     1998       1998/1999
26671 Aliso Creek Road                            1,751         4,839       6,590            59     1997       1998/1999

New Jersey Properties:
---------------------
2103 Mt. Holly Road                                 775         1,841       2,616           206     1997         1994
150 Century Parkway                                 600         1,645       2,245           195     1997         1995
274 Highway 35, South                             1,200         1,803       3,003           207     1997         1995
80 Eisenhower Drive                                 975         1,527       2,502           190     1997         1994
16 Commerce Drive                                 1,240         1,865       3,105           183     1997         1963
4622 Black Horse Pike                               850         1,782       2,632           179     1997         1994

Senior Care Facilities
Arizona Properties:
------------------
31 West Maryland Avenue                             800         3,925       4,725           337     1997       1951-1957
39 West Maryland Avenue                             172           947       1,119            42     1998         1968



California Properties:
---------------------
1437 Seventh Street                 11,373         2,357          8,427         ---           1,304

Massachusetts Properties:
------------------------
42 Prospect Avenue            (See Note D)         1,048          4,609         ---               1
32 Chestnut Street            (See Note D)         1,319          9,307         ---               6
34 Main Street                (See Note D)           702          3,040         ---             ---

Washington Properties:
---------------------
3035 Cherry Street                   2,428           100          3,216         ---              25
                              ------------       -------       --------   ---------        --------
              Total.........      $ 65,282       $32,922       $128,739        $466          41,994
                              ============       =======       ========   =========        ========
Realty Financing Partnership
   (See Note A)                     28,193
Medical Partnership  (See
Note B)                             33,629
GL/PHP, LLC (See Note C)            15,313
G&L Hampden, LLC
(See Note D)                        13,889
G&l Realty Partnership
(See Note E)                         7,458
Per Above                           65,282
                                 ---------
Total encumbrances                $163,764
                                 =========
California Properties:
---------------------
1437 Seventh Street                2,357         9,731      12,088           386     1998         1990

Massachusetts Properties:
------------------------
42 Prospect Avenue                 1,048         4,610       5,658           435     1997     1957/65/78/85
32 Chestnut Street                 1,319         9,313      10,632           474     1997         1985
34 Main Street                       702         3,040       3,742           277     1997       1965/1985

Washington Properties:
---------------------
3035 Cherry Street                   100         3,241       3,341           164     1998         1954
                                --------      --------    --------       -------
              Total.........     $33,388      $170,733    $204,121       $23,912
                                ========      ========    ========       =======

The changes in total real estate assets and accumulated depreciation for the years ended December 31 are as follows:

                                                        Total Real Estate Assets
                                              -----------------------------------------
                                                    1999            1998           1997
                                              -----------------------------------------
                                                             (in thousands)
Balance at beginning of year                  $  196,083      $  151,214    $   103,481
Improvements and acquisitions                     15,673          44,869         47,963
Impairment of long-lived assets                   (6,400)            ---            ---
Dispositions                                      (1,235)            ---           (230)
                                              ----------      ----------    -----------
Balance at end of year                        $  204,121      $  196,083    $   151,214
                                              ==========      ==========    ===========
                                                           Accumulated Depreciation
                                               -------------------------------------------
                                                      1999            1998            1997
                                               -------------------------------------------
                                                                (in thousands)
Balance at beg. of year                         $   18,493      $   13,808      $   10,500
Depreciation                                         5,419           4,685           3,343
Dispositions                                           ---             ---             (35)
                                                ----------      ----------      ----------
Balance at end of year                          $   23,912      $   18,493      $   13,808
                                                ==========      ==========      ==========

_______________________
Note A: The Realty Financing Partnership owns the following properties which are security for a blanket first trust deed: 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford.
Note B: The Medical Partnership owns the following properties, which are each security for a blanket first trust deed: Sherman Oaks Medical Plaza, Cigna HealthCare Building, Regents Medical Center and 436 North Bedford Drive.
Note C: GL/PHP, LLC owns the following properties which are security for a blanket first trust deed: 2103 Mt. Holly Road, 150 Century Parkway, 274 Highway 35, South, 80 Eisenhower Drive, 16 Commerce Drive, and 4622 Black Horse Pike.
Note D: G&L Hampden, LLC owns the following properties, which are security for a first trust deed: 42 Prospect Avenue, 32 Chestnut Street, and 34 Main Street.
Note E: G&L Realty Partnership, L.P. owns the following properties which are security for a first trust deed: 14662 Newport Avenue, 14591 Newport Avenue, and 14642 Newport Avenue.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     G&L REALTY CORP.


Date:    March 30, 2000              By: /s/ David E. Hamer
                                         ---------------------------
                                         David E. Hamer
                                         Controller and Chief Accounting Officer

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

                 Signature                    Title                                   Date
                 ---------                    -----                                   ----

         /s/ Daniel M. Gottlieb               Chief Executive Officer,
---------------------------------------          Co-Chairman of the Board and        March 30, 2000
         Daniel M. Gottlieb                      Director (Principal Executive
                                                 Officer)

         /s/ Steven D. Lebowitz
---------------------------------------
         Steven D. Lebowitz                   President, Co-Chairman of the          March 30, 2000
                                                 Board and Director

         /s/ Richard L. Lesher                Director                               March 30, 2000
---------------------------------------
         Richard L. Lesher

         /s/ Leslie D. Michelson              Director                               March 30, 2000
---------------------------------------
         Leslie D. Michelson

         /s/ Charles P. Reilly                Director                               March 30, 2000
---------------------------------------
           Charles P. Reilly

         /s/ S. Craig Tompkins                Director                               March 30, 2000
---------------------------------------
           S. Craig Tompkins