Form 10-Q
period 2000-03-31
G&L REALTY CORP
filed 2000-05-15
CIK 912240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000

                                      OR

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission file number 1-12566

                              ------------------

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

                              ------------------

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

     The number of shares outstanding of the Registrant's Common Stock as of May 12, 2000 was 2,333,800 shares.

================================================================================

                               G&L REALTY CORP.

                                     INDEX

                                                                                                     Page
Part I           Financial Information                                                              Number
    Item 1       Financial Statements

                     Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited)
                       and December 31, 1999 ....................................................      3
                     Condensed Consolidated Statements of Operations for the Three Month
                       Periods Ended March 31, 2000 and 1999 (unaudited) ........................      4
                     Condensed Consolidated Statements of Cash Flows for the Three Month
                       Periods Ended March 31, 2000 and 1999 (unaudited) ........................    5 - 6
                     Notes to Condensed Consolidated Financial Statements (unaudited) ...........    7 - 20
     Item 2          Management's Discussion and Analysis of Financial Condition and
                       Results of Operations ....................................................   21 - 25
     Item 3          Quantitative and Qualitative Disclosures About Market Risk .................      26
Part II          Other Information
     Item 1          Legal Proceedings ..........................................................      27
     Item 2          Changes in Securities ......................................................      27
     Item 3          Defaults Upon Senior Securities ............................................      27
     Item 4          Submission of Matters to a Vote of Security Holders ........................      27
     Item 5          Other Information ..........................................................      27
     Item 6          Exhibits and Reports on Form 8-K ...........................................   28 - 30

Signature              ..........................................................................      31

                               G&L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)


                                                                      March 31,      December 31,
                                                                         2000            1999
                                                                    -------------------------------
                                                                     (Unaudited)
                                 ASSETS
                                 ------
Rental properties (Note 3):
   Land                                                                $ 34,239        $ 33,388
   Buildings and improvements, net                                      150,678         146,821
   Projects under development                                               169             158
                                                                       --------        --------
        Total rental properties                                         185,086         180,367
Cash and cash equivalents                                                 2,688           7,545
Restricted cash                                                           8,383           8,763
Tenant rent and reimbursements receivable, net                            3,446           2,478
Unbilled rent receivable, net                                             2,303           2,346
Other receivables, net                                                       89             171
Mortgage loans and notes receivable, net                                 15,725          16,026
Investments in unconsolidated affiliates (Note 6)                         4,734           9,736
Deferred charges and other assets, net (Note 4)                           5,067           4,964
                                                                       --------        --------
TOTAL ASSETS                                                           $227,521        $232,396
                                                                       ========        ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
LIABILITIES:
   Notes payable                                                       $175,798        $177,371
   Accounts payable and other liabilities                                 5,149           3,279
   Distributions payable                                                    398             452
   Tenant security deposits                                               1,334           1,329
                                                                       --------        --------
        Total liabilities                                               182,679         182,431

Commitments and Contingencies (Note 8)                                      ---             ---

Minority interest in consolidated affiliates                               (658)           (862)
Minority interest in Operating Partnership                                  162             772

STOCKHOLDERS' EQUITY (Note 5):
   Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
     . Series A Preferred - 1,495,000 shares issued and outstanding as
       of March 31, 2000 and December 31, 1999                               15              15
     . Series B Preferred - 1,380,000 shares issued and outstanding as
       of March 31, 2000 and December 31, 1999                               14              14
   Common shares - $.01 par value, 50,000,000 shares
     authorized, 2,397,800 and 2,636,000 shares issued and
     outstanding as of March 31, 2000 and December 31, 1999,                 24              26
     respectively
   Additional paid-in capital                                            73,040          75,412
   Distributions in excess of net income                                (27,755)        (25,412)
                                                                       --------        --------
        Total stockholders' equity                                       45,338          50,055
                                                                       --------        --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $227,521        $232,396
                                                                       ========        ========

    See accompanying notes to Condensed Consolidated Financial Statements.

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                 For the Three Month
                                                                                Periods Ended March 31,
                                                                                2000              1999
                                                                            -----------------------------
REVENUES:
       Rental                                                                    $ 7,688        $6,912
       Tenant reimbursements                                                         355           371
       Parking                                                                       303           264
       Interest and loan fees                                                        484           581
       Net gain on sale of assets                                                  1,263           ---
       Other income                                                                  109            36
                                                                           ---------------   -----------
       Total revenues                                                             10,202         8,164
                                                                           ---------------   -----------
EXPENSES:
       Property operations                                                         2,673         1,904
       Depreciation and amortization                                               1,533         1,333
       Interest                                                                    3,423         2,616
       Provision for doubtful accounts, notes and bonds receivable (Note 9)        2,288           ---
       General and administrative                                                    700           641
                                                                           ---------------   -----------
       Total expenses                                                             10,617         6,494
                                                                           ---------------   -----------

(Loss) income from operations before minority interests, equity in                  (415)        1,670
  (loss) earnings of unconsolidated affiliates and extraordinary loss

Equity in (loss) earnings of unconsolidated affiliates                              (143)            7
Minority interest in consolidated affiliates                                         (67)          (50)
Minority interest in Operating Partnership                                           533            24
                                                                           ---------------    ----------
(Loss) income before extraordinary loss                                          $   (92)       $1,651
Extraordinary loss on early retirement of long-term debt (Note 10)                  (158)          ---
                                                                           ---------------    ----------
Net (loss) income                                                                $  (250)       $1,651
                                                                           ===============    ==========

Per share data:
   Basic:
   ------
   Loss before extraordinary loss                                                $ (0.75)       $(0.04)
   Extraordinary loss                                                            $ (0.06)          ---
                                                                           ---------------    ----------
   Net loss                                                                      $ (0.81)       $(0.04)
                                                                           ===============    ==========

   Fully diluted:
   --------------
   Loss before extraordinary loss                                                $ (0.75)       $(0.04)
   Extraordinary loss                                                            $ (0.06)          ---
                                                                           ---------------    ----------
   Net loss                                                                      $ (0.81)       $(0.04)
                                                                           ===============    ==========
Weighted average shares outstanding:
   Basic                                                                           2,512         3,976
                                                                           ===============    ==========
   Fully diluted                                                                   2,514         3,994
                                                                           ===============    ==========

           See accompanying notes to Condensed Financial Statements.

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                             For the Three Month
                                                                            Periods  Ended March 31,
                                                                            2000              1999
                                                                         ----------------------------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                       $   (250)         $ 1,651
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
      Depreciation and amortization                                          1,533            1,333
      Amortization of deferred loan costs                                      136               54
      Extraordinary loss on early retirement of long-term debt                 158              ---
      Net gain on sale of assets                                            (1,263)             ---
      Minority interests                                                      (466)              26
      Equity in loss (earnings) of unconsolidated affiliates                   143               (7)
      Provision for doubtful accounts, notes and bonds receivables           2,288              ---
      Unbilled rent receivable, net                                            (67)               9
      (Increase) decrease in:
           Other receivables                                                    82              (36)
           Tenant rent and reimbursements receivable                        (1,567)             605
           Prepaid expense and other assets                                   (803)            (143)
           Accrued interest receivable and loan fees                           285             (168)
      Increase (decrease) in:
           Accounts payable and other liabilities                            1,871              311
           Tenant security deposits                                              6              (24)
                                                                       --------------    ------------
Net cash provided by operating activities                                    2,086            3,611
                                                                       --------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate assets                                             (10,385)             ---
Sale of real estate assets                                                   8,794              ---
Additions to rental properties                                              (1,041)            (853)
Pre-acquisition costs                                                          348             (327)
Construction-in-progress                                                       (11)          (2,038)
Leasing commissions                                                            (39)            (156)
Investment in notes and bonds receivable, net                                  ---             (265)
Distributions from unconsolidated affiliates                                 1,213              ---
Principal payments received on notes receivable                                100              101
Contributions to unconsolidated affiliates                                     (42)            (468)
                                                                       --------------    -------------
Net cash used in investing activities                                       (1,063)          (4,006)
                                                                       --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                                       7,513            6,200
Repayment of notes payable                                                  (9,086)            (904)
Payment of deferred financing costs                                           (215)            (233)
Decrease (increase) in restricted cash                                         380             (328)
Minority interest equity contribution                                          486              ---
Purchase of common and preferred stock and partnership units                (2,374)            (344)
Distributions                                                               (2,584)          (3,667)
                                                                       --------------    -------------
Net cash (used in) provided by financing activities                         (5,880)             724
                                                                       --------------    -------------


    See accompanying notes to Condensed Consolidated Financial Statements.

                                                                    Continued...

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                             For the Three Month
                                                                            Periods Ended March 31,
                                                                            2000              1999
                                                                       -------------------------------
                                                                                (Unaudited)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (4,857)             329
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               7,545            1,379
                                                                            ------           ------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $2,688           $1,708
                                                                            ======           ======
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                                    $3,457           $2,724
                                                                            ======           ======

NONCASH INVESTING AND FINANCING ACTIVITIES

Distributions declared not yet paid                                         $  378           $1,794
                                                                            ======           ======
Preferred distributions due to minority partner                             $   14              ---
                                                                            ======           ======
Transfer from investments in unconsolidated affiliates to notes
 receivable                                                                 $3,070              ---
                                                                            ======           ======
Transfer note receivable to land and building:
   Land                                                                     $  252
   Building                                                                  1,009
                                                                            ------
   Total                                                                    $1,261
                                                                            ======

   Notes receivable                                                         $1,261
                                                                            ======

                                                                                                       Concluded.








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

          G&L Realty Partnership, L.P., a Delaware limited partnership
            (the "Operating Partnership")
          G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the "Realty Financing Partnership")*
          G&L Medical Partnership, L.P., a Delaware limited partnership
            (the "Medical Partnership")*
          G&L Gardens, LLC, an Arizona limited liability company
            ("Maryland Gardens")*
          435 North Roxbury Drive, Ltd., a California limited partnership
            (the "Roxbury Partnership")
          GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*
          G&L Hampden, LLC, a Delaware limited liability company ("Hampden")* G&L Valencia, LLC, a California limited liability company ("Valencia") G&L Tustin, LLC, a California limited liability company ("Tustin")* G&L Holy Cross, LLC, a California limited liability company ("Holy
            Cross")*
          G&L Burbank, LLC, a California limited liability company ("Burbank")* GLH Pacific Gardens, LLC, a California limited liability company
            ("Pacific Gardens")
          G&L Hoquiam, LLC, a California limited liability company ("Hoquiam") G&L Lyon, LLC, a California limited liability company ("Lyon")
          G&L Coronado (1998), LLC, a California limited liability company
            ("Coronado")
          GLH Tarzana, LLC, a California limited liability company ("Tarzana") G&L Heritage Care, LLC, a Delaware limited liability company
            ("Heritage")
          G&L Massachusetts, LLC, a Delaware limited liability company
            ("Massachusetts")

   * The Realty Financing Partnership, the Medical Partnership, Maryland Gardens, GL/PHP, Hampden, Tustin, Holy Cross, and Burbank are herein collectively referred to as the "Financing Entities" and individually as the "Financing Entity."

   The Company, as the sole general partner and as owner of an approximately 79% ownership interest, controls the Operating Partnership. The Company controls the Financing Entities through wholly owned subsidiaries incorporated either in the State of Delaware or the State of California (collectively, the "Subsidiaries" and individually, a "Subsidiary"). Each Subsidiary either (i) owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity or (ii) owns no interest and acts as the manager of the Financing Entity. The remaining 99% ownership interest in each Financing Entity, which is owned 1% by a Subsidiary, is owned by the Operating Partnership, acting as sole limited partner or member. Financing Entities in which a Subsidiary owns no interest are 100% owned by the Operating Partnership.

   References in these condensed consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner), Valencia (in which the Operating Partnership owns an 80% membership interest and

                               G&L REALTY CORP.

                                  (Unaudited)


is the sole managing member), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is a co-managing member), Tarzana (in which the Operating Partnership owns an 85% membership interest and is a co-managing member) and Hoquiam, Lyon, Coronado, Heritage and Massachusetts (in which the Operating Partnership owns a 100% interest).

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

  . G&L - Grabel, San Pedro, LLC ("San Pedro") is a California limited liability company formed on March 10, 1998 by the Company through the Operating Partnership, and Gary Grabel, an experienced medical office building ("MOB") manager. The Company and Gary Grabel contributed to San Pedro 84% and 16% of the equity, respectively. However, the initial ownership interests of the parties will be adjusted to 50% as each partner receives a return of its initial capital contribution through preferred distributions. San Pedro was formed for the purpose of acquiring three MOBs located at 1360 West 6/th/ Street in San Pedro, California.

  . G&L Penasquitos, LLC ("Penasquitos LLC") is a California limited liability company, formed by the Company on April 24, 1998, through the Operating Partnership, and Parsons House, LLC, a California limited liability company ("Parsons"). The Company and Parsons contributed to Penasquitos LLC 75% and 25% of the equity, respectively. However, the initial ownership interests of the parties will be adjusted to 50% as each partner receives a return of its initial capital contribution through preferred distributions. Penasquitos LLC was formed for the purpose of acquiring and converting a building located in Rancho Penasquitos, California into an assisted living facility.

  . G&L Penasquitos, Inc. ("Penasquitos Inc.") is a California corporation formed on April 21, 1998 by the Company, through the Operating Partnership, and Parsons House, LLC, a California limited liability company. The Company owns 75% of the total equity in Penasquitos Inc. in the form of non-voting preferred stock. Parsons holds 25% of the total equity and all of the voting common stock. Penasquitos Inc. was formed for the purpose of operating an assisted living facility in Rancho Penasquitos, California.

  . GLH Pacific Gardens Corp. ("Pacific Gardens Corp.") is a California corporation formed on June 25, 1998 by the Company, through the Operating Partnership, and ASL Santa Monica, Inc., a California corporation ("ASL"). The Company owns 93% of the total equity in Pacific Gardens Corp. in the form of non-voting preferred stock. ASL holds 7% of the total equity in the form of common stock. Pacific Gardens Corp. was formed for the purpose of operating an assisted living facility located in Santa Monica, California, which was purchased by the Company. Since July 1, 1999, Pacific Gardens Corp. has not operated the assisted living facility as a wholly owned subsidiary of ASL assumed all of the assets and liabilities of Pacific Gardens Corp. in order to operate the facility.

  . G&L Parsons on Eagle Run, LLC ("Eagle Run") is a California limited liability company, formed on December 29, 1998, through the Operating Partnership and Parsons. The Company and Parsons each contributed 50% of the total equity in Eagle Run. Eagle Run was formed for the purpose of acquiring a vacant piece of land in Omaha, Nebraska upon which the members developed an assisted living facility.

  . G&L Parsons on Eagle Run, Inc. ("Eagle Run Inc.") is a California corporation formed on December 20, 1998 by the Company, through the Operating Partnership, and Parsons. Eagle Run Inc. was formed for the purpose of operating an assisted living facility in Omaha, Nebraska on the land acquired by Eagle Run.

                               G&L REALTY CORP.

                                  (Unaudited)


  . Lakeview Associates, LLC ("Lakeview") is a California limited liability company, formed on September 2, 1999 by the Company, through the operating partnership and D.D.&F. ("Prestige"), an Oregon general partnership. The Company and Prestige each contributed 50% of the equity of Lakeview. The Company contributed land and construction in progress in exchange for 50% of the equity of Lakeview and a $1.4 million note receivable. Prestige contributed $250,000 for a 50% interest in Lakeview. Lakeview was formed for the purpose of developing a two-story, 80 unit, 92 bed assisted living facility in Yorba Linda, California.

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

GLN, San Pedro, Penasquitos Inc., Penasquitos LLC, Pacific Gardens Corp., Eagle Run, Eagle Run, Inc., Lakeview and Heritage Park are herein collectively referred to as the "Unconsolidated Affiliates" and individually as "Unconsolidated Affiliate".

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - The Company is a self-managed real estate investment trust ("REIT") that acquires, develops, manages, finances and leases healthcare properties. The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare property consists of acquisitions, made either directly or through joint ventures, in medical office buildings ("MOBs"), skilled nursing facilities ("SNFs") or assisted living facilities ("ALFs"). The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions of healthcare facilities.

     Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company. The interests in the Roxbury Partnership, Valencia, Pacific Gardens and Tarzana that are not owned by the Company, have been reflected as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior period amounts have been reclassified to conform to the current period's financial statement presentation.

     The information presented as of and for the three month periods ended March 31, 2000 and 1999 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that might be expected for the full fiscal year.

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

                               G&L REALTY CORP.

                                  (Unaudited)


3.   BUILDINGS AND IMPROVEMENTS

     Buildings and improvements consist of the following:

                                                         March 31,     December 31,
                                                           2000             1999
                                                        ----------------------------
                                                              (in thousands)
     Buildings and improvements.......................    $164,809        $160,360
     Tenant improvements..............................       8,318           7,705
     Furniture, fixtures and equipment................       2,835           2,668
                                                          --------        --------
                                                           175,962         170,733
     Less accumulated depreciation and amortization...     (25,284)        (23,912)
                                                          --------        --------
             Total....................................    $150,678        $146,821
                                                          ========        ========

     Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

            Buildings and improvements.............    40 years
            Tenant improvements....................    Life of lease
            Furniture, fixtures and equipment......    5 to 7 years

     Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all external costs directly related to acquisitions are capitalized.


4.   DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consist of the following:

                                                           March 31,    December 31,
                                                             2000           1999
                                                           ------------------------
                                                                (in thousands)
     Deferred financing costs.........................      $ 3,895       $ 3,844
     Pre-acquisition costs............................          272           621
     Leasing commissions..............................        1,495         1,711
     Prepaid expense and other assets.................          840            57
                                                            -------       -------
                                                              6,502         6,233
     Less accumulated amortization....................       (1,435)       (1,269)
                                                            -------       -------
             Total....................................      $ 5,067       $ 4,964
                                                            =======       =======

                               G&L REALTY CORP.

                                  (Unaudited)


5.   STOCKHOLDERS' EQUITY

     Distributions in excess of net income-- The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the three months ended March 31, 2000 and for the year ended December 31, 1999:

                                                      March 31,      December 31,
                                                        2000            1999
                                                     ----------------------------
                                                          (in thousands)
     Distributions in excess of net income
        at beginning of period...................     $(25,412)       $(12,194)
     Net (loss) during period....................         (250)         (2,115)
     Less: Distributions declared................       (2,093)        (11,103)
                                                      --------        --------
     Distributions in excess of net income.......     $(27,755)       $(25,412)
                                                      ========        ========

     Earnings per share--Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each period. Fully diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options to purchase shares of common stock granted under the Company's 1993 Stock Incentive Plan, as amended. As of March 31, 2000 and 1999 there were approximately 250,500 and 213,500 stock options outstanding with weighted average exercise prices of $11.31 and $14.49, respectively. For the three months ended March 31, 2000 and 1999, the incremental shares that would have been outstanding upon the assumed exercise of stock options would have been anti-dilutive and, therefore, were not considered in the computation of fully diluted earnings per share. The following table reconciles the numerator and denominator of the basic and fully diluted per share computations for net income for the three months ended March 31, 2000 and 1999:

                               G&L REALTY CORP.

                                  (Unaudited)

                                                             For the Three Month
                                                            Periods Ended March 31,
                                                               2000         1999
                                                            -----------------------
                                                               (in thousands)
      Numerator:
      ----------
        Net (loss) income                                    $  (250)      $ 1,651
        Preferred stock dividends                             (1,793)       (1,803)
                                                             -------       -------
        Net (loss) income available to common
          stockholders                                       $(2,043)      $  (152)
                                                             =======       =======


      Denominator:
      ------------
        Weighted average shares - basic                        2,512         3,976
        Dilutive effect of stock options                           2            18
                                                             -------       -------
        Weighted average shares - fully diluted                2,514         3,994
                                                             =======       =======

      Per share:
      ----------
        Basic                                                 $ (0.81)     $ (0.04)
        Dilutive effect of stock options                          ---          ---
                                                              -------      -------
        Fully diluted                                         $ (0.81)     $ (0.04)
                                                              ========     =======

     At various times during the three months ended March 31, 2000 the Company repurchased a total of 237,800 shares of the Company's Common Stock at an average price of approximately $9.12 per share.

     During the first quarter of 2000, the Company also purchased 7,700 shares of its Series A Preferred Stock at an average price of $15.03 and 4,600 shares of its Series B Preferred Stock at an average price of $14.68.

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in
Note 1. The following table provides a summary of the Company's investment in each of these entities as of March 31, 2000. (In thousands).

                                             Valley       San     Penasquitos   Penasquitos    Tustin       Pacific      Eagle Run,
                                   GLN    Convalescent   Pedro        LLC          Inc.       Heritage    Gardens, Inc.      Inc.
                                  -------------------------------------------------------------------------------------------------
Opening balance at beginning
 of period....................    $776       $ 323      $1,070      $ 1,379        $ 106       $ ---        $(312)          $  61
Equity in earnings (loss) of
 affiliates...................      (2)         (8)         31          (44)         ---         ---          ---            (110)
Cash contributions............     ---                     ---          ---          ---         ---          ---             ---
Cash distributions............     ---        (315)        ---       (1,128)         (86)        ---          ---             ---
                                  ----       -----      ------      -------        -----       -----        -----           -----
Equity, before inter-company
 adjustments..................     774         ---       1,101          207           20         ---         (312)            (49)
                                  ----       -----      ------      -------        -----       -----        -----           -----
Intercompany transactions:
 Receivable (payable), net....      61         ---          30          238          (20)         13            1               6
                                  ----       -----      ------      -------        -----       -----        -----           -----
Investment in unconsolidated
 affiliates...................    $835       $ ---      $1,131      $   445        $ ---       $  13        $(311)          $ (43)
                                  ====       =====      ======      =======        =====       =====        =====           =====
                                  Eagle Run,    Lakeview
                                     LLC         Assoc.      Total
                                  ----------------------------------
Opening balance at beginning
 of period....................      $654        $  250      $ 4,307
Equity in earnings (loss) of
 affiliates...................       (10)          ---         (143)
Cash contributions............       ---           ---          ---
Cash distributions............        (5)          ---       (1,534)
                                    ----        ------      -------
Equity, before inter-company
 adjustments..................       639           250        2,630
                                    ----        ------      -------
Intercompany transactions:
 Receivable (payable), net....        52         1,723        2,104
                                    ----        ------      -------
Investment in unconsolidated
 affiliates...................      $691        $1,973      $ 4,734
                                    ====        ======      =======

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

  Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the three month period ended March 31, 2000. (In thousands).

                                                                                                                  Pacific
                                                 Valley         San     Penasquitos    Penasquitos     Tustin     Gardens
                                      GLN     Convalescent     Pedro        LLC            Inc.       Heritage     Corp.
                                    -------------------------------------------------------------------------------------
Financial Position:
------------------
    Land..........................  $  ---       $ ---       $ 1,882       $   641        $ ---         $ 500       $ ---
    Buildings.....................     ---         ---         4,298         6,584          ---           ---         ---
    Notes receivable, net.........   1,561         ---           ---           ---          ---           ---         ---
    Other assets..................     ---         ---           233         1,181          ---            68         ---
    Notes payable.................     ---         ---        (4,793)       (8,000)         ---          (554)        ---
    Other liabilities.............     (17)        ---          (291)          (11)         (10)          (14)       (349)
                                    ------       -----       -------       -------        -----         -----       -----
Net assets........................  $1,544       $ ---       $ 1,329       $   395        $ (10)        $ ---       $(349)
                                    ======       =====       =======       =======        =====         =====       =====
Partner's equity:
----------------
    G&L Realty Partnership, L.P...  $  774       $ ---       $ 1,101       $   207        $  20         $ ---       $(312)
    Others........................     770         ---           228           188          (30)          ---         (37)
                                    ------       -----       -------       -------        -----         -----       -----
Total equity......................  $1,544       $ ---       $ 1,329       $   395        $ (10)        $ ---       $(349)
                                    ======       =====       =======       =======        =====         =====       =====
Operations:
----------
    Revenues......................  $  ---       $  83       $   287       $   207        $ ---         $ ---       $ ---
    Expenses......................      (3)        (99)         (256)         (295)         ---           ---         ---
                                    ------       -----       -------       -------        -----         -----       -----
Net (loss) income.................  $   (3)      $ (16)      $    31       $   (88)         ---           ---       $ ---
                                    ======       =====       =======       =======        =====         =====       =====
Allocation of net (loss) income:
-------------------------------
    G&L Realty Partnership, L.P...  $   (2)      $  (8)      $    31       $   (44)       $ ---         $ ---       $ ---
    Others........................      (1)         (8)          ---           (44)         ---           ---         ---
                                    ------       -----       -------       -------        -----         -----       -----
Net (loss) income.................  $   (3)      $ (16)      $    31       $   (88)       $ ---         $ ---       $ ---
                                    ======       =====       =======       =======        =====         =====       =====
                                    Eagle Run     Eagle Run      Lakeview
                                       Inc.          LLC        Associates      Total
                                    --------------------------------------------------
Financial Position:
------------------
    Land..........................   $ ---        $ 1,191        $   947      $  5,161
    Buildings.....................     ---          5,133            ---        16,015
    Notes receivable, net.........     ---            ---            ---         1,561
    Other assets..................     293            414          1,360         3,549
    Notes payable.................     ---         (5,426)        (1,443)      (20,216)
    Other liabilities.............    (390)           (35)          (364)       (1,481)
                                     -----        -------        -------      --------
Net assets........................   $ (97)       $ 1,277        $   500      $  4,589
                                     =====        =======        =======      ========
Partner's equity:
----------------
    G&L Realty Partnership, L.P...     (49)       $   639        $   250      $  2,630
    Others........................     (48)           638            250         1,959
                                     -----        -------        -------      --------
Total equity......................   $ (97)       $ 1,277        $   500      $  4,589
                                     =====        =======        =======      ========
Operations:
----------
    Revenues......................   $ 309        $   179        $   ---      $  1,065
    Expenses......................    (529)          (198)           ---        (1,380)
                                     -----        -------        -------      --------
Net (loss) income.................    (220)       $   (19)       $   ---      $   (315)
                                     =====        =======        =======      ========
Allocation of net (loss) income:
-------------------------------
    G&L Realty Partnership, L.P...   $(110)       $   (10)       $   ---      $   (143)
    Others........................    (110)            (9)           ---          (172)
                                     -----        -------        -------      --------
Net (loss) income.................   $(220)       $   (19)       $   ---      $   (315)
                                     =====        =======        =======      ========

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7.   SEGMENT INFORMATION

     In prior years, the Company has presented segment information based on the following types of investments: direct real estate investments in healthcare properties and debt obligations secured by healthcare properties. The Company believes that the composition of its direct real estate investments has changed to the extent that greater segment disclosure is necessary. The Company's business currently consists of the following segments:

     . Medical office buildings - These investments consist of 24 high quality MOBs, two retail facilities and one parking facility totaling approximately 890,000 square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

     . Skilled nursing facilities - These investments consist of seven SNFs and one senior apartment complex located in Hampden, Massachusetts, Phoenix, Arizona and Hoquiam, Washington. Two of the SNFs were acquired through foreclosure and are currently not operating. The five operating SNFs contain over 600 beds that are typically occupied by residents who require a high level of daily nursing care. All of the SNFs and the apartment complex are owned 100% by the Company. In addition, the Company currently holds the operating license for four of the seven SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. As a result, all of the assets, liabilities, revenues and expenses of these SNFs for the period from March 15, 2000 through March 31, 2000 are reflected in the condensed consolidated financial statements of the Company and the segment information provided below. Furthermore, the Company will be required to pay the applicable corporate income tax on any net income produced by these SNFs, although the Company's REIT status will not be affected. While the Company does not intend to hold these operating licenses for the long term, the Company believes it is currently in its best interests to own the licenses to operate these facilities.

     . Assisted living facilities - These investments consist of four ALFs and one hospital. All of the ALFs are owned through joint ventures. The four ALFs contain over 350 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. The Company's joint venture partner in each of these ALFs operates the facility. The hospital consists of 183 beds and is 100% leased to a third-party operator.

     . Debt obligations - These investments consist of short-term secured loans made to third parties to facilitate the acquisition of healthcare facilities. As of March 31, 2000, the Company had eight loans outstanding totaling $15.7 million, of which $14.2 million is secured by SNFs located in California and Maryland.

     The tables on the following pages reconcile the Company's income and expense activity for the three months ended March 31, 2000 and 1999 and balance sheet data as of March 31, 2000.

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

             2000 Reconciliation of Reportable Segment Information
                For the three month period ended March 31, 2000

                                            Medical      Skilled      Assisted        Debt
                                            Office       Nursing       Living      Obligations      Other      Total
                                            -------      -------      --------     -----------      -----      -----
                                                                          (In thousands)
Revenue:
  Rents, tenant reimbursements and
   parking................................   $6,294       $1,727        $ 325       $   ---         $ ---     $ 8,346
  Interest and loan fees..................       60            2            1           364            57         484
  Net gain on sale of assets..............    1,405         (142)         ---           ---           ---       1,263
  Other income............................       94            1          ---           ---            14         109
                                             ------       ------        -----       -------         -----     -------
    Total revenues........................    7,853        1,588          326           364            71      10,202
                                             ------       ------        -----       -------         -----     -------
Expenses:
  Property operations.....................    1,582        1,046           30            15           ---       2,673
  Depreciation and amortization...........    1,233          206           75           ---            19       1,533
  Interest................................    2,286          393          466           208            70       3,423
  Provision for doubtful accounts, notes
   and bonds receivable...................      ---          563          ---         1,725           ---       2,288
  General and administrative..............      ---          ---          ---           ---           700         700
                                             ------       ------        -----       -------         -----     -------
    Total expenses........................    5,101        2,208          571         1,948           789      10,617
                                             ------       ------        -----       -------         -----     -------
Income (loss) from operations.............    2,752         (620)        (245)       (1,584)         (718)       (415)
Equity in earnings (loss) of
 unconsolidated affiliates................       31           (8)        (164)           (2)          ---        (143)
                                             ------       ------        -----       -------         -----     -------
Income (loss) from operations before
 minority interests.......................   $2,783       $ (628)       $(409)      $(1,586)        $(718)    $  (558)
                                             ======       ======        =====       =======         =====     =======


             1999 Reconciliation of Reportable Segment Information
                For the three month period ended March 31, 1999

                                            Medical      Skilled      Assisted        Debt
                                            Office       Nursing       Living      Obligations      Other      Total
                                            -------      -------      --------     -----------      -----      -----
                                                                          (In thousands)
Revenue:
  Rents, tenant reimbursements and
   parking................................   $6,199        $952         $ 396        $ ---          $  ---    $ 7,547
  Interest and loan fees..................       42           5             2          528               4        581
  Other income............................       22         ---           ---          ---              14         36
                                             ------        ----         -----        -----          ------    -------
    Total revenues........................    6,263         957           398          528              18      8,164
                                             ------        ----         -----        -----          ------    -------
Expenses:
  Property operations.....................    1,649          14            14          227             ---      1,904
  Depreciation and amortization...........    1,024         206            81          ---              22      1,333
  Interest................................    2,196         177           162          (33)            114      2,616
  General and administrative..............      ---         ---           ---          ---             641        641
                                             ------        ----         -----        -----          ------    -------
    Total expenses........................    4,869         397           257          194             777      6,494
                                             ------        ----         -----        -----          ------    -------
Income (loss) from operations.............    1,394         560           141          334            (759)     1,670
Equity in earnings (loss) of
 unconsolidated affiliates................       79          (9)          (81)          18             ---          7
                                             ------        ----         -----        -----          ------    -------
Income (loss) from operations before
 minority interests.......................   $1,473        $551         $  60        $ 352          $ (759)   $ 1,677
                                             ======        ====         =====        =====          ======    =======

                               G&L REALTY CORP.

                                  (Unaudited)

                             2000 Reconciliation of Reportable Segment Information
                                             As of March 31, 2000

                                               Medical    Skilled    Assisted         Debt
                                               Office     Nursing     Living       Obligations   Other     Total
                                              ---------   --------   --------      -----------   ------   --------
                                                                       (In thousands)
Rental properties..........................    $143,261    $28,544    $12,832       $   ---      $ 280    $184,917
Mortgage loans and notes receivable, net...         ---        ---        ---        15,725        ---      15,725
Other assets...............................      16,010      4,143      3,215         3,200        311      26,879
                                               --------    -------    -------       -------      -----    --------
      Total assets.........................    $159,271    $32,687    $16,047       $18,925      $ 591    $227,521
                                               ========    =======    =======       =======      =====    ========

Other assets:
  Cash and cash equivalents................    $  1,296    $   923    $    28       $   ---      $ 441    $  2,688
  Restricted cash..........................       6,556        952        ---           875        ---       8,383
  Tenant rent and reimbursements
     receivable, net.......................         889      1,502         89           963          3       3,446
  Unbilled rent receivable, net............       2,175        ---        128           ---        ---       2,303
  Other receivables, net...................         ---         15        ---           226       (152)         89
  Investments in unconsolidated
     affiliates............................       1,131        ---      2,768           835        ---       4,734
  Deferred financing costs, net............       2,116        612        157           231        ---       3,116
  Pre-acquisition costs....................         124         49         30            69        ---         272
  Construction in progress.................         165          4        ---           ---        ---         169
  Deferred lease costs, net................         824        ---         15           ---        ---         839
  Prepaid expense and other................         734         86        ---             1         19         840
                                               --------    -------    -------       -------      -----    --------
   Total  other  assets....................    $ 16,010    $ 4,143    $ 3,215       $ 3,200      $ 311    $ 26,879
                                               ========    =======    =======       =======      =====    ========



8.   COMMITMENTS AND CONTINGENCIES

     Neither the Company, the Operating Partnership, the Financing Entities, the Subsidiaries, Maryland Gardens, the Roxbury Partnership, Valencia, Pacific Gardens, Hoquiam, Lyons, Coronado, Tarzana, Heritage, Massachusetts, the Unconsolidated Affiliates nor any of the assets within their portfolios of MOBs, SNFs, ALFs, parking facilities, and retail space (the "Properties") is currently a party to any material litigation, except as discussed below.

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

                               G&L REALTY CORP.

                                  (Unaudited)

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

     On October 28, 1999, Landmark Healthcare Facilities, LLC ("Landmark") filed a lawsuit against a subsidiary of the Company, G&L Valencia, LLC, claiming that Landmark is entitled to approximately $600,000 plus interest costs under a development agreement entered into between G&L Valencia, LLC and Landmark for development of an MOB project in Valencia, California. The Company is vigorously opposing the lawsuit and has filed a counter suit to recover approximately $400,000 plus interest that was already paid under the development agreement and for a judgment and declaration that all of Landmark's rights, title and interest in G&L Valencia, LLC has been terminated or assigned to the Company. The litigation is in its earliest stages and the likelihood of recovery by either party is therefore inestimable.

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

                               G&L REALTY CORP.

                                  (Unaudited)



9.   PROVISION FOR DOUBTFUL ACCOUNTS, NOTES AND BONDS RECEIVABLE

     In November 1999, Lenox Healthcare, the manager of the Company's three skilled nursing facilities located in Hampden, Massachusetts, filed for bankruptcy. In December 1999, the Company reserved $2.0 million related to delinquent rent and operating expense reimbursements from these facilities. In January 2000, the bankruptcy court approved the cancellation of the Lenox Healthcare management contract and the Company selected a new manager whose initial performance has been very positive. The Company intends to retain the new manager to continue to manage these facilities. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate these three SNFs. The Company believes that after the bankruptcy of the previous two managers of these SNFs it was in the best interest of the facilities for the Company to obtain the licenses. However, because the Company now owns the operating licenses for these facilities, all of the assets, liabilities, revenues and expenses of these facilities are reflected in the condensed consolidated financial statements of the Company. Previously, the Company rented these three facilities to the prior license holder for monthly rent of $225,000, which was the only amount reported in previous financial statements. At the time of the license transfers, the prior license holder owed delinquent rent of approximately $0.6 million to the Company. As a result, the Company reserved $0.6 million against this unpaid rent receivable. Since the prior license holder no longer operates these facilities, the Company believes its ability to collect these unpaid rent obligations is doubtful and that the addition to the reserve is appropriate.

     During the first quarter, the Company also established a reserve of $1.7 million to reflect the impairment of a delinquent note receivable. Since February 1998, the Company has held a $3.9 million note receivable secured by a first mortgage on two SNFs located in Chico and Paso Robles, California. In December 1998, the Company reserved $1.0 million with respect to the note because of the borrower's financial instability. In April 1999, the borrower filed for bankruptcy. However, the Company believed that it would recover the remaining $2.9 million through foreclosure of the SNFs and litigation against the various parties involved in the transaction. In March 2000, the Company obtained title to the two SNFs from the bankruptcy court. Because these two SNFs are not currently operating, the Company valued these two facilities at $1.2 million and an additional reserve of $1.7 million was established. Although the Company is currently pursuing the re-opening of these facilities as well as legal action against the borrower and other parties involved in the transaction, the Company now believes that the outcome of these pursuits is not certain and the addition to the reserve is appropriate.

10.  EXTRAORDINARY LOSS ON EARLY RETIREMENT OF LONG-TERM DEBT

     In January 2000, the Company sold a 33,000 square foot MOB in Aliso Viejo, California for $8.3 million. A portion of the proceeds were used to repay a $5.5 million loan secured by the MOB. In repaying the loan, the Company incurred prepayment fees of approximately $28,000 and wrote off an additional $130,000 in loan fees relating to the loan. These amounts have been presented as an extraordinary loss on the statement of operations.

11.  ACQUISITIONS, DISPOSITIONS AND FINANCINGS

     In January 2000, the Company, in a joint venture with ASL Tarzana Wedgewood, LLC, purchased a two-story, 80-unit, 44,117 square foot ALF located in Tarzana, California for $10.3 million. The Company contributed $2.5 million for an 85% equity interest in the newly formed joint venture. However, the Company's ownership interest will be reduced to 65% after the Company's initial capital contribution is repaid by the joint venture. The facility is operated by ASL Tarzana, Inc., an affiliate of ASL Tarzana Wedgewood, LLC. As part of the acquisition, the Company assumed three loans totaling $7.5 million. The loans bear interest at rates ranging from 7.5% to 8.5% and are due in 2006.

                               G&L REALTY CORP.

                                  (Unaudited)



  In January 2000, the Company sold a 33,000 square foot MOB located in Aliso Viejo, California to Hoag Memorial Hospital for $8.3 million. The Company used the proceeds to repay a $5.5 million loan that was secured by the MOB and recognized a gain on sale of $1.4 million.

  In January 2000, the Company repaid $3.0 million on its line of credit with Tokai Bank of California. As of March 31, 2000, the Company has $1.6 million outstanding on its line of credit with Tokai Bank of California.

  In March 2000, the Company refinanced its existing $6.3 million mortgage on one of its joint venture ALFs with an $8.5 million, 35-year HUD loan at an interest rate of 8.3%. The Company received net proceeds of $1.1 million from the refinancing.

  In March 2000, the Company sold its 50% interest in Valley Convalescent, a joint venture that owned a 118-bed SNF located in El Centro, California, to its joint venture partner. The transaction included a sale price of $500,000, consisting of $200,000 in cash and a $300,000 mortgage note. The $300,000 mortgage note was consolidated with the $2.8 million mortgage that the Company
already holds on the facility.   The Company now holds a $3.1 million first
mortgage on the property, which pays interest at 12% per annum and matures in three years. In prior periods, the Company's first mortgage was presented as part of the Company's investment in unconsolidated affiliates. Since the Company no longer holds an equity interest in the joint venture, the first mortgage is presented as part of the Company's mortgage loans and notes receivable in these condensed consolidated financial statements.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company's 1999 Annual Report on Form 10-K as previously filed with the SEC.

     Information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, the availability of financing, governmental regulations concerning, but not limited to, new construction and development, the creditworthiness of tenants and borrowers, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company's investments which may be discussed elsewhere in this Quarterly Report on Form 10-Q and the Company's 1999 Annual Report on Form 10-K as previously filed with the SEC.

Results of Operations
---------------------

     Comparison of the Three Month Period Ended March 31, 2000 versus the Three Month Period Ended March 31, 1999.

     Total revenues increased by $2.0 million, or 24%, from $8.2 million in the first quarter of 1999, to $10.2 million for the same period in 2000. Rents, tenant reimbursements and parking revenues increased an aggregate $0.8 million, or 11%, from a combined total of $7.5 million during the first quarter of 1999, to $8.3 million for the same period in 2000. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company and located in Hampden, Massachusetts. As a result of the license transfer, all of the assets, liabilities, revenues and expenses of these SNFs for the period from March 15, 2000 through March 31, 2000 are reflected in the condensed consolidated financial statements of the Company. The consolidation of the operating revenues and expenses related to these three SNFs accounted for a $0.9 million increase in rental revenues. Excluding the revenues from these SNFs from March 15 through March 31, 2000, rents, tenant reimbursements and parking revenues actually decreased by $0.1 million. This decrease was due to a decrease of $0.6 million in rental revenue related to the vacancy of the Company's six MOBs located in New Jersey. This decrease was offset by rental revenue from recently completed construction projects in Valencia and Aliso Viejo of $0.3 million and by rental revenue of $0.2 million from the January 2000 acquisition of an 80-unit, 44,117 square foot ALF located in Tarzana, California.

     Interest and loan fees derived from loans secured by healthcare facilities decreased approximately $0.1 million, or 17%, from $0.6 million in the first quarter of 1999, to $0.5 million for the same period in 2000. This decrease was due to the March 31, 1999 long-term refinancing of the Company's note receivable secured by the St. Thomas More facility in Hyattsville, Maryland.

     The Company recognized a net gain on the sale of assets in the amount of $1.3 million in the first quarter of 2000. The sale, in January 2000, of a 33,000 square foot MOB located in Aliso Viejo, California to Hoag Memorial Hospital accounted for $1.4 million of the gain. This gain was offset by the loss on the sale of the Company's 50% interest in Valley Convalescent, LLC, an unconsolidated affiliate.

     Total expenses increased by $4.1 million, or 63%, from $6.5 million for the three months ended March 31, 1999, to $10.6 million for the same period in 2000. $2.3 million of this increase was due to the increase in the Company's allowance
for doubtful accounts, notes and bonds receivable.   Property operating expenses
increased by $0.8 million, or 42%, from $1.9 million for the three months ended March 31, 1999, to $2.7 million for the same period in 2000. The consolidation of the operating revenues and expenses of the three Hampden SNFs from March 15 through March 31, 2000 as discussed above accounted for a $0.9 million increase in property operating expenses. Excluding the operating expenses from these three SNFs, property operating expenses actually decreased by $0.1 million from the same period in 1999. The decrease was due to a $0.2 million decrease in management and overhead expenses associated with a wholly-owned subsidiary formed by the Company in November 1998 for the purpose of making loans to obtain healthcare facilities. This joint venture ceased operations in April 1999.
This decrease was offset by increased operating expenses of $0.1 million related to development projects completed by the Company during 1999 and 2000.

     Depreciation and amortization increased $0.2 million, or 15%, from $1.3 million for the three months ended March 31, 1999, to $1.5 million for the same period in 2000. This increase was attributable to property acquisitions made by the Company during 2000 as well as new property developments placed into service during 1999 and 2000.

     Interest expense increased $0.8 million, or 31%, from $2.6 million for the three months ended March 31, 1999, to $3.4 million for the same period in 2000. This increase was mainly due to interest incurred on new borrowings of $38 million made by the Company subsequent to March 31, 1999, as well as the addition of $7.5 million in debt associated with the acquisition of the assisted living facility in Tarzana, California.

     Provision for doubful accounts, notes and bonds receivable increased
$2.3 million for the three months ended March 31, 2000 compared to the same period in 1999. In the first quarter of 2000, the Company increased its reserves by $1.7 million against a delinquent note receivable secured by two SNFs and by $0.6 million against unpaid rent obligations due from three SNFs owned by the Company.

     Equity in earnings (loss) of unconsolidated affiliates decreased
$0.2 million for the three months ended March 31, 2000 compared to the same period in 1999. This decrease was primarily the result of start-up operating losses associated with the Company's 75% investment in Penasquitos Inc. and the Company's 50% investment in Eagle Run Inc. In March 1999, The Arbors at Rancho Penasquitos, an ALF owned by the Company through a joint venture, commenced operations. The facility has been in a lease-up phase since opening in March 1999 and therefore has been producing a net operating loss. Eagle Run commenced operations in November 1999 and also produced a net loss for the first quarter of 2000. Occupancy rates at both facilities are increasing on a monthly basis and are expected to stabilize by the end of 2000, at which time both facilities are expected to produce income for the Company.

     During the first quarter of 2000, the Company recorded an extraordinary loss on the early retirement of long-term debt in the amount of $0.2 million. This loss was a result of pre-payment fees and the write-off of deferred loan fees relating to the repayment of a $5.5 million loan secured by a 33,000 square foot medical office building in Aliso Viejo, California. The building was sold to Hoag Memorial Hospital Presbyterian on January 25, 2000 for a price of $8.3 million. The Company used a portion of the proceeds to repay the $5.5 million loan.

     Net income decreased $1.9 million, or 112%, from $1.7 million for the three months ended March 31, 1999 to $(0.2) million for the same period in 2000. This decrease was primarily due to the $2.3 million increase in provisions for doubtful accounts, notes and bonds receivable and the $0.8 million increase in interest expense offset by the $1.3 million increase in gains on sale of assets.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2000, the Company's direct investment in net real estate assets totaled approximately $185.0 million, $4.7 million in joint ventures and $15.7 million invested in notes receivable. Debt outstanding as of March 31, 2000 totaled $175.8 million.

     The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities. These funds primarily consist of Funds from Operations ("FFO - see discussion below of FFO). The Company's external sources of capital consist of various secured loans and lines of credit. During the first quarter of 2000, the Company sold a 33,000 square foot MOB located in Aliso Viejo, California for $8.3 million. The Company used the proceeds to repay a $5.5 million loan that was secured by the MOB. The Company used the remaining proceeds to repay $3.0 million on its line of credit with Tokai Bank of California. As of March 31, 2000, the Company has $1.6 million outstanding on its line of credit with Tokai Bank of California. In January 2000, as part of its acquisition of a $10.4 million, 80-unit assisted living facility in Tarzana, California, the Company assumed three loans totaling $7.5 million. The loans bear interest at rates ranging from 7.5% to 8.5% and are due in 2006. In March 2000, the Company refinanced its existing $6.3 million mortgage on one of its joint venture ALFs with an $8.5 million long-term HUD loan at an interest rate of 8.3%. The Company received net proceeds of $1.1 million from the refinancing.

     The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first quarter of 2000 in the amount of $0.125 per common share which was paid on April 15, 2000 to stockholders of record on March 31, 2000. The Company also paid monthly dividends of $0.6 million to holders of the Company's Preferred Stock on the fifteenth day of each month during the first quarter to holders of record on the first day of each month. The Company distributed dividends of $0.3 million to holders of the Company's Common Stock in the first quarter while the Company's FFO was a negative $2.2 million for the same period. However, excluding the $2.3 million increase in reserves, the Company's FFO for the first quarter of 2000 was $0.1 million.

     In general, the Company expects to continue meeting its short-term liquidity requirements through its working capital, cash flow provided by operations, its line of credit and through the long-term financing of its unencumbered properties. The Company considers its ability to generate cash to be good and expects to continue meeting all operating requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the issuance of debt securities and the sale of assets.

     As of December 31, 1999, the Company was in default on its $4.6 million unsecured line of credit with Tokai Bank of California due to a loan covenant violation. The loan covenant requires that the Company maintain a ratio of EBITDA less distributions to debt service of at least 1.20 to 1.0. The Company believes it will receive a waiver from Tokai Bank for the violation of this loan covenant as of December 31, 1999 and that the loan will not be declared due and payable. Furthermore, the Company repaid $3.0 million of the $4.6 million outstanding to Tokai Bank in January 2000 and is not in default on its monthly interest payments. The Company believes that the reduction in the Common Stock dividend in 1999 will allow the Company to comply with the loan covenant in the future.



Historical Cash Flows
---------------------

     The Company's net cash from operating activities decreased $1.5 million, or 42%, from $3.6 million for the three months ended March 31, 1999 to $2.1 million for the same period in 2000. The decrease is due primarily to a $1.9 million decrease in net income, a $2.2 million increase in tenant rent and reimbursements receivable, a $1.3 million increase in net gain on sale of assets offset by a $2.3 million increase in provisions for doubtful accounts, notes and bonds receivables and a $1.6 million decrease in accounts payable and other liabilities.

     Net cash used in investing activities decreased $2.9 million, or 73%, from $4.0 million for the three months ended March 31, 1999 to $1.1 million for the same period in 2000. The decrease was primarily due to a $8.8 million increase in the sale of assets, the $2.0 million decrease in construction-in-progress costs, a $1.2 million increase in distributions from unconsolidated affiliates, a $0.7 million decrease in pre-acquisition costs and a $0.4 million decrease in contributions to unconsolidated affiliates. These were offset by a $10.4 million increase in purchases of real estate assets.

     Cash flows used in or provided by financing activities decreased by approximately $6.6 million from cash provided of $0.7 million for the three months ended March 31, 1999, to cash used of $5.9 million for the same period in 2000. The increase in cash used is due primarily to an increase in the repayment of notes payable of $8.2 million and an increase in purchases of the Company's Common Stock of $2.0 million. These were offset by an increase in notes payable proceeds of $1.3 million, a decrease in restricted cash of $0.7 million, a decrease in distributions of $1.1 million and an increase in minority interest contributions of $0.5 million.


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

     The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 1999 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three-month periods ended March 31, 2000 and 1999.

                               G&L REALTY CORP.
                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)

                                                                       For the Three Month
                                                                     Periods Ended March 31,
                                                                     2000               1999
                                                                  ---------------------------
                                                                        (in thousands)
Funds from Operations/(1)/
--------------------------
Net (loss) income.............................................       $  (250)     $ 1,651
Minority interest in Operating Partnership....................          (533)         (24)
                                                                     -------      -------
(Loss) income for Operating Partnership.......................          (783)       1,627
Depreciation of real estate assets............................         1,342        1,170
Amortization of deferred lease costs..........................            79           54
Net gain on sale of assets....................................        (1,263)         ---
Depreciation from unconsolidated affiliates...................           149           21
Extraordinary loss on early retirement of long-term debt......           158          ---
Adjustment for minority interest in consolidated affiliates...           (53)         (22)
Dividends on preferred stock..................................        (1,793)      (1,803)
                                                                     -------      -------
Funds from (used in) Operations/(1)/                                 $(2,164)     $ 1,047
                                                                     =======      =======

Weighted average shares outstanding/(2)/
----------------------------------------
Basic                                                                  3,137        4,609
                                                                     =======      =======
Fully diluted                                                          3,139        4,627
                                                                     =======      =======

Additional Data
---------------
Cash flows:
----------
   Operating activities.......................................         2,086        3,611
   Investing activities.......................................        (1,063)      (4,006)
   Financing activities.......................................        (5,880)         724

Capital expenditures
--------------------
   Building improvements.....................................            262          330
   Tenant improvements........................................           613          438
   Furniture, fixtures & equipment............................           166           85
   Leasing commissions........................................            39          156

Depreciation and amortization
-----------------------------
   Depreciation of real estate assets.........................         1,342        1,170
   Depreciation of non-real estate assets.....................           112          109
   Amortization of deferred lease costs.......................            79           54
   Amortization of deferred financing costs...................           136           54
   Accrued rent in excess of billed rent                                  71           (7)

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes to the Company's market risk as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000.

                           PART II OTHER INFORMATION

Item 1.   Legal Proceedings.

              Neither the Company or any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of MOBs, SNFs, ALFs, parking facilities, and retail space is currently a party to any material litigation, except as discussed in Note 8 to the Condensed Consolidated Financial Statements which is incorporated herein by reference.

Item 2    Changes in Securities.

              None.

Item 3    Defaults Upon Senior Securities.

              As discussed in Note 8 to the Condensed Consolidated Financial Statements, GL/PHP defaulted on the $15.5 million loan, which is secured by the six MOBs in New Jersey. The six MOBs were previously occupied by Pinnacle, a subsidiary of PHP, both of which filed a Chapter 7 bankruptcy petition. The amount in default is $15.5 million.

              As discussed in Note 8 to the Condensed Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources which are incorporated herein by reference, the Company, as of December 31, 1999, was in default on its $4.6 million unsecured line of credit due to a loan covenant violation.

Item 4    Submission of Matters to a Vote of Security Holders.

              None.

Item 5    Other Information.

              None.

Item 6    Exhibits and Reports on Form 8-K

(a)  Exhibits


  Exhibit No.  Note                     Description
 ------------ ------   --------------------------------------------------------
    3.1        (1)     Amended and Restated Articles of Incorporation
                       of G&L Realty Corp.

    3.2        (3)     Amended and Restated Bylaws of G&L Realty Corp.

   10.1 (c)    (2)     Executive Employment Agreement between G&L Realty Corp.
                       and Daniel M. Gottlieb.

   10.2 (c)    (2)     Executive Employment Agreement between G&L Realty Corp.
                       and Steven D. Lebowitz.

   10.3        (2)     Agreement of Limited Partnership of G&L Realty
                       Partnership, L.P.

   10.4 (c)    (1)     1993 Employee Stock Incentive Plan

   10.5        (1)     Form of Indemnity Agreement between G&L Realty Corp. and
                       directors and certain officers.

   10.8.2      (2)     Option Notice with respect to Sherman Oaks Medical Plaza.

   10.9.2      (1)     Agreement for Purchase and Sale of Limited Partnership
                       Interests (435 North Roxbury Drive,  Ltd.) between the
                       Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

   10.11       (1)     Agreement for Transfer of Partnership Interests and Other
                       Assets by and between G&L Realty  Corp. and Reese Milner,
                       Helen Milner and Milner Development Corp., dated as of October 29, 1993.

   10.12       (1)     Nomura Commitment Letter with respect to the Acquisition
                       Facility.

   10.12.2     (3)     Amended and Restated Mortgage Loan Agreement dated as of
                       January 11, 1995 among G&L Financing Partnership, L.P.,
                       Nomura Asset Capital Corporation and Bankers Trust
                       Company of New York.

   10.16       (1)     Investment Banking and Financial Advisory Agreement
                       between G&L Development and  Gruntal & Co.,
                       Incorporated.

   10.17       (1)     Security Agreement dated as of December 16, 1993 by and
                       between Daniel M. Gottlieb, Steven D. Lebowitz and Milner
                       Investment Corporation.


   10.18       (2)     Security Agreement dated as of December 16, 1993 by and
                       between Daniel M. Gottlieb, Steven D. Lebowitz and
                       Reese L. Milner, II.

   10.19       (2)     Security Agreement dated as of December 16, 1993 by and
                       between Daniel M. Gottlieb, Steven D. Lebowitz and
                       Reese L. Milner, II.

   10.20       (2)     Security Agreement dated as of December 16, 1993 by and
                       between Daniel M. Gottlieb, Steven D. Lebowitz and
                       Reese L. Milner, II, Helen Milner and John Milner, as Trustees of the Milner Trust.

   10.21       (2)     Security Agreement dated as of December 16, 1993 by and
                       between Daniel M. Gottlieb, Steven D. Lebowitz and
                       Reese L. Milner, II.

   10.22       (4)     Amended and Restated Mortgage Loan Agreement by and
                       between G&L Realty Financing Partnership II, L.P., as
                       Borrower, and Nomura Asset Capital Corporation, as
                       Lender, dated as of October 31, 1995.

   10.24       (4)     Property Management Agreement between G&L Realty
                       Financing Partnership II, L.P., as owner, and
                       G&L Realty Partnership,  L.P., as agent, made
                       August 10, 1995.

    (c)   Exhibits - (continued from previous page)

  Exhibit No.  Note                     Description
 ------------ ------   -------------------------------------------------------

   10.25       (5)     Commitment Letter between G&L Realty Partnership, L. P.
                       and Nomura Asset Capital Corporation, dated as of September 29, 1995.

   10.30       (6)     Mortgage Loan Agreement dated as of May 24, 1996 by and
                       between G&L Medical Partnership, L.P. as Borrower and
                       Nomura Asset Capital Corporation as Lender.

   10.45       (7)     First Amendment to GL/PHP, LLC Limited Liability Company
                       Agreement by and among G&L Realty Partnership, L.P., a Delaware limited partnership (the "Retiring Manager"),
                       G&L Realty Partnership, L.P., a Delaware limited partnership ("G&L Member"), and G&L Management Delaware
                       Corp. a Delaware corporation ("Manager Member"), made as of August 15, 1997.

   10.46       (7)     Lease Agreement between GL/PHP, a Delaware limited
                       liability  company (the "Landlord") and Pinnacle Health
                       Enterprises, LLC, a Delaware limited liability company wholly owned by PHP Healthcare Corporation, a Delaware corporation (the "Tenant"), dated August 15, 1997.

   10.47       (7)     Guaranty of Lease by PHP Healthcare Corporation, a
                       Delaware corporation (the "Guarantor"), dated
                       February 15, 1997.

   10.48       (7)     Non-Negotiable 8.5% Note Due July 31, 2007 in which
                       G&L Realty Partnership, L.P., a Delaware limited partnership (the "Maker"), promises to pay to PHP Healthcare Corporation (the "Payee") the principal sum of $2,000,000.00, dated August 15, 1997.

   10.49       (7)     Mortgage Note in which GL/PHP, LLC a Delaware limited
                       liability company (the "Maker") promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, the principal sum of $16,000,000.00, dated August 15, 1997.

   10.50       (7)     Mortgage, Assignment of Leases and Rents and Security
                       Agreement by GL/PHP, LLC a Delaware limited liability company (the "Mortgagor") to Nomura Asset Capital
                       Corporation, a Delaware corporation (the "Mortgagee"), dated August 15, 1997.

   10.51       (7)     Assignment of Leases and Rents by GL/PHP, LLC
                       a Delaware limited liability company (the "Assignor" to Nomura Asset Capital Corporation, a Delaware corporation (the "Assignee"), dated August 15, 1997.

   10.52       (7)     Environmental and Hazardous Substance Indemnification
                       Agreement by GL/PHP, LLC a Delaware limited liability company (the "Borrower") to Nomura Asset Capital
                       Corporation, a Delaware corporation (the "Lender"), dated August 15, 1997.

   10.58       (8)     Limited Liability Company Agreement of G&L
                       Hampden, LLC.

   10.68       (9)     Promissory Note in the Amount of $2,799,490.00
                       given by Valley Convalescent, LLC in favor of G&L Realty Partnership, L.P.

   10.69       (9)     Deed of Trust, Security Agreement, Fixture Filing with
                       Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley Convalescent,
                       LLC and G&L Realty Partnership, L.P.

   10.70       (9)     Assignment of Leases and Rents, dated as of
                       August 29, 1997, by and between Valley
                       Convalescent, LLC and G&L Realty Partnership, L.P.


   10.77      (10)     Agreement for Transfer of Property by and among G&L
                       Coronado, LLC as Transferor and G&L Realty Partnership,
                       L.P. as Operating Partnership dated as of December 30,
                       1998.


   10.78      (10)     Tenant Estoppel and Real Estate Lease between G&L
                       Coronado, LLC as Landlord and Coronado Managers Corp. as
                       Tenant dated December 1, 1998.

    (c)   Exhibits - (continued from previous page)

  Exhibit No.  Note                     Description
 ------------ ------   -------------------------------------------------------
   10.79      (10)     Guaranty of Lease between Steven D. Lebowitz and Daniel
                       M. Gottlieb (collectively "Guarantor") in favor of G&L
                       Coronado, LLC ("Landlord").

   10.80      (11)     Promissory Note in the Amount of $2,000,000 given by G&L
                       Realty Corporation in favor of Reese L. Milner, as
                       Trustee of The Milner Trust.

   10.81      (12)     Loan Agreement in the amount of $13.92 million
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

 7) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of August 15, 1997) and incorporated herein by reference.

 8) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.

 9) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of November 5, 1997) for the quarter ended September 30, 1997 and incorporated herein by reference.

10) Filed as an exhibit to the Company's Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.

11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of May 17, 1999) for the quarter ended March 31, 1999 and incorporated herein by reference.

12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference.

c)   Management contract or compensatory plan or arrangement.



(b)  Reports on Form 8-K

     There have been no reports filed on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              G&L REALTY CORP.




  Date:  May 15, 2000                  By:  /s/ David E. Hamer
                                           -------------------------
                                            David E. Hamer
                                            Chief Accounting Officer