Form 10-Q
period 2000-06-30
G&L REALTY CORP
filed 2000-08-14
CIK 912240

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

                             ---------------------

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

     The number of shares outstanding of the Registrant's Common Stock as of August 14, 2000 was 2,333,800 shares.

================================================================================

                               G&L REALTY CORP.

                                     INDEX

                                                                                                                 Page
Part I            Financial Information                                                                         Number
    Item 1        Financial Statements
                     Condensed Consolidated Balance Sheets as of  June 30, 2000 (unaudited) and
                       December 31, 1999..................................................................         3

                     Condensed Consolidated Statements of Operations for the Three and Six  Month
                       Periods Ended June 30, 2000 and 1999 (unaudited)...................................         4

                     Condensed Consolidated Statements of Cash Flows for the Six Month Periods
                       Ended June 30, 2000 and 1999 (unaudited)...........................................       5 -  6

                     Notes to Condensed Consolidated Financial Statements (unaudited).....................       7 - 20
     Item 2          Management's Discussion and Analysis of Financial Condition and Results of
                       Operations.........................................................................      21 - 27
     Item 3          Quantitative and Qualitative Disclosures About Market Risk...........................        28
Part II                Other Information
     Item 1            Legal Proceedings..................................................................        29
     Item 2            Changes in Securities..............................................................        29
     Item 3            Defaults Upon Senior Securities....................................................        29
     Item 4            Submission of Matters to a Vote of Security Holders................................      29 - 30
     Item 5            Other Information..................................................................        30
     Item 6            Exhibits and Reports on Form 8-K...................................................      31 - 34

Signature.................................................................................................        35

                                G&L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                             June 30,            December 31,
                                                                               2000                  1999
                                                                        ---------------------------------------
                                                                           (Unaudited)
                                            ASSETS
                                            ------
Rental properties (Note 3):
   Land                                                                           $ 34,239              $ 33,388
   Buildings and improvements, net                                                 150,119               146,821
   Projects under development                                                          257                   158
                                                                                  --------              --------
      Total rental properties                                                      184,615               180,367
Cash and cash equivalents                                                            1,130                 7,545
Restricted cash                                                                      7,295                 8,763
Tenant rent and reimbursements receivable, net                                       4,988                 2,478
Unbilled rent receivable, net                                                        2,328                 2,346
Other receivables, net                                                                  61                   171
Mortgage loans and notes receivable, net                                            15,650                16,026
Investments in unconsolidated affiliates (Note 6)                                    4,605                 9,736
Deferred charges and other assets, net (Note 4)                                      4,736                 4,964
                                                                                  --------              --------
      TOTAL ASSETS                                                                $225,408              $232,396
                                                                                  ========              ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
LIABILITIES:
   Notes payable                                                                  $175,224              $177,371
   Accounts payable and other liabilities                                            6,235                 3,279
   Distributions payable                                                               404                   452
   Tenant security deposits                                                          1,335                 1,329
                                                                                  --------              --------
      Total liabilities                                                            183,198               182,431

Commitments and Contingencies (Note 8)                                                 ---                   ---

Minority interest in consolidated affiliates                                          (958)                 (862)
Minority interest in Operating Partnership                                             ---                   772

STOCKHOLDERS' EQUITY (Note 5):
   Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
     . Series A Preferred - 1,495,000 shares issued and outstanding as of
       June 30, 2000 and December 31, 1999                                              15                    15
     . Series B Preferred - 1,380,000 shares issued and outstanding as of
       June 30, 2000 and December 31, 1999                                              14                    14
   Common shares - $.01 par value, 50,000,000 shares authorized,
     2,333,800 and 2,635,600 shares issued and outstanding as of
     June 30, 2000 and December 31, 1999, respectively                                  23                    26
   Additional paid-in capital                                                       72,441                75,412
   Distributions in excess of net income                                           (29,325)              (25,412)
                                                                                  --------              --------
        Total stockholders' equity                                                  43,168                50,055
                                                                                  --------              --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $225,408              $232,396
                                                                                  ========              ========

    See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                      For the Three Month                      For the Six Month
                                                     Periods Ended June 30,                  Periods Ended June 30,
                                                    2000                1999                2000                1999
                                                    ----------------------------------------------------------------------------
REVENUES:
   Rental                                                    $11,713             $ 7,064             $19,401             $13,976
   Tenant reimbursements                                         371                 239                 726                 610
   Parking                                                       307                 274                 610                 538
   Interest and loan fees                                        898                 714               1,382               1,295
   Net gain on sale of assets                                    ---                 197               1,263                 197
   Other income                                                  123                  57                 232                  93
                                                             -------              ------             -------             -------
       Total revenues                                         13,412               8,545              23,614              16,709
                                                             -------              ------             -------             -------
EXPENSES:
   Property operations                                         7,017               1,762               9,690               3,666
   Depreciation and amortization                               1,533               1,402               3,066               2,735
   Interest                                                    3,421               2,896               6,844               5,512
   Provision for doubtful accounts and notes
     receivable                                                  ---                 ---               2,288                 ---

   General and administrative                                    768                 816               1,468               1,457
                                                             -------              ------             -------             -------
       Total expenses                                         12,739               6,876              23,356              13,370
                                                             -------              ------             -------             -------
Income from operations before minority
   interests, equity in loss of
   unconsolidated affiliates and extraordinary
   loss                                                          673               1,669                 258               3,339
Equity in loss of unconsolidated
   affiliates                                                   (205)               (277)               (348)               (270)
Minority interest in consolidated affiliates                     (39)                (39)               (106)                (89)
Minority interest in Operating Partnership                        83                  62                 616                  86
                                                             -------             -------             -------             -------
Income before extraordinary loss                             $   512             $ 1,415                 420               3,066
 Extraordinary loss on early retirement of
   long-term debt                                                ---                 ---                (158)                ---
                                                             -------             -------             -------             -------
Net income                                                   $   512             $ 1,415                 262               3,066
Dividends on preferred stock                                  (1,790)             (1,803)             (3,583)             (3,606)
                                                             -------             -------             -------             -------
Net loss available to common stockholders                    $(1,278)            $  (388)            $(3,321)            $  (540)
                                                             =======             =======             =======             =======
Per common share data:
     Basic:
     ------
     Loss before extraordinary loss                          $ (0.55)             $(0.10)            $ (1.30)             $(0.14)
     Extraordinary loss                                          ---                 ---               (0.07)                ---
                                                             -------              ------             -------              ------
     Net loss                                                $ (0.55)             $(0.10)              (1.37)              (0.14)
                                                             =======              ======             =======              ======
     Fully diluted:
     --------------
     Loss before extraordinary loss                          $ (0.55)             $(0.10)            $ (1.30)             $(0.14)
     Extraordinary loss                                          ---                 ---               (0.07)                ---
                                                             =======              ======             =======              ======
     Net loss                                                $ (0.55)             $(0.10)              (1.37)              (0.14)
                                                             =======              ======             =======              ======
Weighted average shares outstanding:
     Basic                                                     2,337               3,937               2,424               3,957
                                                             =======              ======             =======              ======
     Fully diluted                                             2,337               3,949               2,425               3,971
                                                             =======              ======             =======              ======

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                  Six Months Ended June 30,
                                                                                  2000                 1999
                                                                          -----------------------------------------
                                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $    262           $ 3,066
  Adjustments to reconcile net income to net cash provided by
    Operating activities:

      Depreciation and amortization                                                    3,066             2,735
      Amortization of deferred loan costs                                                289               123
      Extraordinary loss on early retirement of long-term debt                           158               ---
      Net gain on sale of assets                                                      (1,263)              ---
      Minority interests                                                                (510)                3
      Equity in loss of unconsolidated affiliates                                        348               270
      Provision for doubtful accounts and notes receivables                            2,288                 8
      Unbilled rent receivable, net                                                      (92)             (151)
      (Increase) decrease in:
        Other receivables                                                                110              (127)
        Tenant rent and reimbursements receivable                                     (3,109)              (52)
        Prepaid expense and other assets                                                (678)              (75)
        Accrued interest receivable and loan fees                                        176              (540)
      Increase (decrease) in:
        Accounts payable and other liabilities                                         2,956              (181)
        Tenant security deposits                                                           6               (15)
                                                                                    --------           -------
Net cash provided by operating activities                                              4,007             5,064
                                                                                    --------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate assets                                                       (10,385)              ---
Sale of real estate assets                                                             8,794               295
Additions to rental properties                                                        (1,915)           (1,679)
Pre-acquisition costs                                                                    385              (611)
Construction-in-progress                                                                 (99)           (3,643)
Leasing commissions                                                                      (69)             (353)
Investment in mortgage loans and notes receivable, net                                   (24)             (960)
Distributions from unconsolidated affiliates                                           1,262               148
Principal repayments on notes receivable                                                 308               101
Contributions to unconsolidated affiliates                                              (167)             (885)
                                                                                    --------           -------
Net cash used in investing activities                                                 (1,910)           (7,587)
                                                                                    --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                                                 7,513            16,700
Repayment of notes payable                                                            (9,660)           (3,851)
Payment of deferred financing costs                                                     (251)             (258)
Decrease (increase) in restricted cash                                                 1,468            (1,498)
Minority interest equity contribution                                                    486               ---
Purchase of common and preferred stock and partnership units                          (2,974)             (767)
Distributions                                                                         (5,094)           (7,297)
                                                                                    --------           -------
Net cash (used in) provided by financing activities                                   (8,512)            3,029
                                                                                    --------           -------
                                                                                                  Continued...

    See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                                  Six Months Ended June 30,
                                                                                  2000                 1999
                                                                          -----------------------------------------
                                                                                         (Unaudited)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (6,415)               506
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         7,545             1,379
                                                                                    --------           -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  1,130           $ 1,885
                                                                                    ========           =======
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                                            $  6,894           $ 6,028
                                                                                    ========           =======
NONCASH INVESTING AND FINANCING ACTIVITIES
Distributions declared not yet paid                                                 $    370           $ 1,780
                                                                                    ========           =======
Preferred distributions due to minority partner                                     $     28           $    14
                                                                                    ========           =======
Transfer from investments in unconsolidated affiliates to notes
 receivable                                                                         $  3,070               ---
                                                                                    ========           =======
Transfer from projects under development to building                                     ---           $11,262
                                                                                    ========           =======
Transfer note receivable to land and building:
     Land                                                                           $    252
     Building                                                                          1,009
                                                                                    --------
     Total                                                                          $  1,261
                                                                                    ========

     Notes receivable                                                               $  1,261
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

   G&L Realty Partnership, L.P., a Delaware limited partnership
     (the "Operating Partnership")
   G&L Realty Financing Partnership II, L.P., a Delaware limited partnership
     (the "Realty Financing Partnership")*
   G&L Medical Partnership, L.P., a Delaware limited partnership
     (the "Medical Partnership")*
   G&L Gardens, LLC, an Arizona limited liability company
     ("Maryland Gardens")*
   435 North Roxbury Drive, Ltd., a California limited partnership
     (the "Roxbury Partnership")
   GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*
   G&L Hampden, LLC, a Delaware limited liability company ("Hampden")*
   G&L Valencia, LLC, a California limited liability company ("Valencia")
   G&L Tustin, LLC, a California limited liability company ("Tustin")*
   G&L Holy Cross, LLC, a California limited liability company ("Holy Cross")* G&L Burbank, LLC, a California limited liability company ("Burbank")*
   GLH Pacific Gardens, LLC, a California limited liability company
     ("Pacific Gardens")
   G&L Hoquiam, LLC, a California limited liability company ("Hoquiam")
   G&L Lyon, LLC, a California limited liability company ("Lyon")
   G&L Coronado (1998), LLC, a California limited liability company ("Coronado") GLH Tarzana, LLC, a California limited liability company ("Tarzana")
   G&L Heritage Care, LLC, a Delaware limited liability company ("Heritage")
   G&L Massachusetts, LLC, a Delaware limited liability company
     ("Massachusetts")
   G&L Aspen, LLC, a California limited liability company ("Aspen")

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

  References in these condensed consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest

                               G&L REALTY CORP.

                                  (Unaudited)

and is the sole general partner), Valencia (in which the Operating Partnership owns an 80% membership interest and is the sole managing member), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is a co-managing member), Tarzana (in which the Operating Partnership owns a 85% membership interest and is a co-managing member) and Hoquiam, Lyon, Coronado, Heritage, Massachusetts and Aspen (in which the Operating Partnership owns a 100% interest).

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

  . G&L - Grabel, San Pedro, LLC ("San Pedro") is a California limited liability company formed on March 10, 1998 by the Company through the Operating Partnership, and Gary Grabel, an experienced medical office building ("MOB") manager. The Company and Gary Grabel contributed to San Pedro 84% and 16% of the equity, respectively. However, the initial ownership interests of the parties will be adjusted to 50% as each partner receives a return of its initial capital contribution plus preferred distributions equal to 17% per annum on their capital contribution. San Pedro was formed for the purpose of acquiring three MOBs located at 1360 West 6/th/ Street in San Pedro, California.

  . G&L Penasquitos, LLC ("Penasquitos LLC") is a California limited liability company, formed by the Company on April 24, 1998, through the Operating Partnership, and Parsons House, LLC, a California limited liability company ("Parsons"). The Company and Parsons contributed to Penasquitos LLC 75% and 25% of the equity, respectively. However, the initial ownership interests of the parties will be adjusted to 50% as each partner receives a return of its initial capital contribution plus preferred distributions equal to 15% per annum on their capital contribution. Penasquitos LLC was formed for the purpose of acquiring and converting a building located in Rancho Penasquitos, California into an assisted living facility.

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

  . GLH Pacific Gardens Corp. ("Pacific Gardens Corp.") is a California corporation formed on June 25, 1998 by the Company, through the Operating Partnership, and ASL Santa Monica, Inc., a California corporation ("ASL"). The Company owns 93% of the total equity in Pacific Gardens Corp. in the form of non-voting preferred stock. ASL holds 7% of the total equity in the form of common stock. Pacific Gardens Corp. was formed for the purpose of operating an assisted living facility located in Santa Monica, California, which was purchased by the Company. Since July 1, 1999, Pacific Gardens Corp. has not operated the assisted living facility and a wholly owned subsidiary of ASL assumed all of the assets and liabilities of Pacific Gardens Corp. in order to operate the facility.

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

                               G&L REALTY CORP.

                                  (Unaudited)


  . Lakeview Associates, LLC ("Lakeview") is a California limited liability company, formed on September 2, 1999 by the Company, through the Operating Partnership and D.D.&F. ("Prestige"), an Oregon general partnership. The Company and Prestige each contributed 50% of the equity of Lakeview. The Company contributed land and construction in progress in exchange for 50% of the equity of Lakeview and two notes totaling $1.4 million. Prestige contributed $250,000 for a 50% interest in Lakeview. Lakeview was formed for the purpose of developing a two-story, 80 unit, 92 bed assisted living facility in Yorba Linda, California.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - The Company is a self-managed Real Estate Investment Trust ("REIT") that acquires, develops, manages, finances and leases healthcare properties. The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare properties consist of acquisitions, made either directly or through joint ventures, in medical office buildings ("MOBs"), skilled nursing facilities ("SNFs") or assisted living facilities ("ALFs"). The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions of healthcare properties.

     Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company. The interests in the Roxbury Partnership, Valencia, Pacific Gardens and Tarzana that are not owned by the Company, have been reflected as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The information presented as of and for the six-month periods ended June 30, 2000 and 1999 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results that might be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in annual financial statements have been omitted. The Company believes that the disclosures included in these financial statements are adequate for a fair presentation and conform to reporting requirements established by the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Company's annual report on Form 10-K as filed with the SEC.

                               G&L REALTY CORP.

                                  (Unaudited)


3.  BUILDINGS AND IMPROVEMENTS

     Buildings and improvements consist of the following:

                                                                                             June 30,             December 31,
                                                                                               2000                   1999
                                                                                          -------------------------------------
                                                                                                    (in thousands)
      Buildings and improvements......................................................       $165,070               $160,360
      Tenant improvements.............................................................          8,807                  7,705
      Furniture, fixtures and equipment...............................................          2,959                  2,668
                                                                                          ---------------      ----------------
                                                                                              176,836                170,733
      Less accumulated depreciation and amortization..................................        (26,717)               (23,912)
                                                                                          ---------------      ----------------
              Total...................................................................       $150,119               $146,821
                                                                                          ===============      ================

  Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

             Buildings and improvements............................................        40 years
             Tenant improvements...................................................     Life of lease
             Furniture, fixtures and equipment.....................................      5 to 7 years

  Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all external costs directly related to acquisitions are capitalized.

4.  DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consist of the following:

                                                                                            June 30,              December 31,
                                                                                              2000                    1999
                                                                                        ---------------------------------------
                                                                                                 (in thousands)
      Deferred financing costs............................................                    $ 3,930                 $ 3,844
      Pre-acquisition costs...............................................                        236                     621
      Leasing commissions.................................................                      1,526                   1,711
      Prepaid expense and other assets....................................                        685                      57
                                                                                          ---------------      ----------------
                                                                                                6,377                   6,233
      Less accumulated amortization.......................................                     (1,641)                 (1,269)
                                                                                          ---------------      ----------------
              Total.......................................................                    $ 4,736                 $ 4,964
                                                                                          ===============      ================

                               G&L REALTY CORP.

                                  (Unaudited)

STOCKHOLDERS' EQUITY

     Distributions in excess of net income--The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the six months ended June 30, 2000 and for the year ended December 31, 1999:

                                                                                             June 30,             December 31,
                                                                                               2000                   1999
                                                                                          -------------------------------------
                                                                                                     (in thousands)
     Distributions in excess of net income at beginning of period..............              $(25,412)              $(12,194)
     Net income (loss) during period...........................................                   262                 (2,115)
     Less: Distributions declared..............................................                (4,175)               (11,103)
                                                                                          ---------------      ----------------
     Distributions in excess of net income.....................................              $(29,325)              $(25,412)
                                                                                          ===============      ================


     Earnings per common share--Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each period. Fully diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options to purchase shares of common stock granted under the Company's 1993 Stock Incentive Plan, as amended. As of June 30, 2000 and 1999 there were approximately 250,500 and 213,500 stock options outstanding with weighted average exercise prices of $11.31 and $14.49, respectively. For the six months ended June 30, 2000 and 1999, the incremental shares that would have been outstanding upon the assumed exercise of stock options would have been anti-dilutive and, therefore, were not considered in the computation of fully diluted earnings per share. The following table reconciles the numerator and denominator of the basic and fully diluted per share computations for net income for the three and six months ended June 30, 2000 and 1999:

                               G&L REALTY CORP.

                                  (Unaudited)


                                                           Three months ended June 30,            Six months ended June 30,
                                                             2000               1999               2000               1999
                                                     ----------------------------------------------------------------------------
                                                                  (in thousands)                        (in thousands)
Numerator:
----------
 Net income                                               $   512            $ 1,415            $   262            $ 3,066
 Preferred stock dividends                                 (1,790)            (1,803)            (3,583)            (3,606)
                                                     ---------------     --------------     --------------     ----------------
Net loss available to common stockholders                 $(1,278)           $  (388)           $(3,321)           $  (540)
                                                    ===============     ==============     ==============     ================

Denominator:
------------
 Weighted average shares - basic                            2,337              3,937              2,424              3,957
 Dilutive effect of stock options                             ---                 12                  1                 14
                                                     ---------------     --------------     --------------     ----------------
 Weighted average shares - fully diluted                    2,337              3,949              2,425              3,971
                                                    ===============     ==============     ==============     ================

Per share:
----------
 Basic                                                    $ (0.55)           $ (0.10)           $ (1.37)           $ (0.14)
 Dilutive effect of stock options                             ---                ---                ---                ---
                                                     ---------------     --------------     --------------     ----------------
 Fully diluted                                            $ (0.55)           $ (0.10)           $ (1.37)           $ (0.14)
                                                    ===============     ==============     ==============     ================

     At various times during the six months ended June 30, 2000 the Company repurchased a total of 301,800 shares of the Company's Common Stock at an average price of approximately $9.16 per share.

     During the six months ended June 30, 2000 the Company also purchased 7,700 shares of its Series A Preferred Stock at an average price of $15.03 and 4,600 shares of its Series B Preferred Stock at an average price of $14.68.

                               G&L REALTY CORP.

                                  (Unaudited)

6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in
Note 1. The following table provides a summary of the Company's investment in each of these entities as of June 30, 2000. (In thousands).


                                                     Valley         San      Penasquitos    Penasquitos     Tustin       Pacific
                                          GLN     Convalescent     Pedro         LLC            Inc.       Heritage   Gardens, Inc.
                                  --------------------------------------------------------------------------------------------------
Opening balance at beginning
 of period.......................     $   776           $ 323      $1,070        $ 1,379    $       106    $    ---     $      (312)
Equity in earnings (loss) of
 affiliates......................          (3)             (8)         22            (73)           ---         ---             ---
Cash contributions...............         ---                         ---            ---            ---         ---             ---
Cash distributions...............         ---            (315)        (48)        (1,128)           (86)        ---             ---
                                    ---------    ------------      -------   ------------   ------------   ---------   -------------
Equity, before inter-company
 adjustments.....................         773             ---       1,044            178             20         ---            (312)
                                    ---------    ------------      -------   ------------   ------------   ---------   -------------
Intercompany transactions:
Receivable (payable), net........          61             ---          43            240            (20)         13               1
                                    ---------    ------------      -------   ------------   ------------   ---------   -------------
Investment in unconsolidated
 affiliates......................     $   834           $ ---      $1,087        $   418    $       ---    $     13     $      (311)
                                    =========    ============      =======   -==========-   ============   =========   =============

                                     Eagle Run,    Eagle Run    Lakeview
                                        Inc.          LLC         Assoc.     Total
                                    -----------------------------------------------
Opening balance at beginning
 of period......................      $  61         $  654      $   250      $ 4,307
Equity in earnings (loss) of
 affiliates.....................       (255)           (31)         ---         (348)
Cash contributions..............        ---            ---          ---          ---
Cash distributions..............        ---            ---          ---       (1,577)
                                     -------       --------     --------     -------
Equity, before inter-company
 adjustments....................       (194)           623          250        2,382
                                     -------       --------     --------     -------
Intercompany transactions:
Receivable (payable), net.......          6             48        1,831        2,223
                                     -------       --------     --------     -------
Investment in unconsolidated
 affiliates.....................      $(188)        $  671      $ 2,081      $ 4,605
                                     =======       ========     ========     =======

                               G&L REALTY CORP.

                                  (Unaudited)

  Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the six months ended June 30, 2000. (In thousands).


                                                      Valley         San      Penasquitos    Penasquitos     Tustin
                                          GLN      Convalescent     Pedro         LLC            Inc.       Heritage
                                       ------------------------------------------------------------------------------
Financial Position:
-------------------
    Land...........................     $   ---    $       ---     $ 1,882    $       641    $      ---     $   500
    Buildings......................         ---            ---       4,281          6,530           ---         ---
    Notes receivable, net..........       1,559            ---         ---            ---           ---         ---
    Other assets...................         ---            ---         107          1,196           ---          68
    Notes payable..................         ---            ---      (4,772)        (7,986)          ---        (554)
    Other liabilities..............         (17)           ---        (241)          (145)         (10)         (14)
                                        -------    ------------    --------   -----------    ----------     ---------
Net assets.........................     $ 1,542    $       ---     $ 1,257    $       236    $     (10)     $   ---
                                        -------    ------------    --------   -----------    ----------     ---------
Partner's equity:
----------------
    G&L Realty Partnership, L.P  ..     $   773    $       ---     $ 1,044    $       178    $      20      $    ---
    Others.........................         769            ---         213             58          (30)          ---
                                        -------    ------------    --------   -----------    ----------     ---------
Total equity.......................     $ 1,542    $       ---     $ 1,257    $       236    $     (10)     $    ---
                                        -------    ------------    --------   -----------    ----------     ---------

Operations:
----------
     Revenues......................     $   ---    $         83    $   572    $       414    $      ---     $    ---
     Expenses......................          (5)            (99)      (550)          (559)          ---          ---
                                        -------    ------------    --------   -----------    ----------     ---------
Net (loss) income..................     $    (5)   $        (16)   $    22    $      (145)   $      ---     $    ---
                                        -------    ------------    --------   -----------    ----------     ---------

Allocation of net (loss) income:
-------------------------------
    G&L Realty Partnership, L.P....     $    (3)   $         (8)   $    22     $      (73)   $      ---     $    ---
    Others.........................          (2)             (8)       ---            (72)          ---          ---
                                        -------    ------------    --------   -----------    ----------     ---------
Net (loss) income..................     $    (5)   $        (16)   $    22    $      (145)   $      ---     $    ---
                                        -------    ------------    --------   -----------    ----------     ---------

                                        Pacific
                                        Gardens       Eagle Run,   Eagle Run,   Lakeview
                                         Corp.          Inc.         LLC       Associates      Total
                                      ---------------------------------------------------------------
                                       ----------     ---------    ---------   ----------     -------
Financial Position:
-------------------
    Land...........................    $     ---      $    ---     $  1,191    $     947      $  5,161
    Buildings......................          ---           ---        5,044          ---        15,855
    Notes receivable, net..........          ---           ---          ---          ---         1,559
    Other assets...................          ---           314          609        1,491         3,785
    Notes payable..................          ---           ---       (5,593)      (1,443)      (20,348)
    Other liabilities..............         (349)         (702)         (15)        (484)       (1,977)
                                       ----------     ---------    ---------   ----------     ---------
Net assets.........................    $    (349)     $   (388)    $  1,236    $     511      $  4,035
                                       ==========     =========    =========   ==========     =========


Partner's equity:
----------------
    G&L Realty Partnership, L.P  ..    $    (312)     $   (194)    $    623    $     250      $  2,382
    Others.........................          (37)         (194)         613          261         1,653
                                       ----------     ---------    ---------   ----------     ---------
Total equity.......................    $    (349)     $   (388)    $  1,236    $     511       $ 4,035
                                       ==========     =========    =========   ==========     =========

Operations:
----------
    Revenues.......................    $     ---      $    726     $    362    $     ---      $  2,157
    Expenses.......................          ---        (1,237)        (423)         ---        (2,873)
                                       ----------     ---------    ---------   ----------     ---------
Net (loss) income..................    $     ---      $   (511)    $    (61)   $     ---      $   (716)
                                       ==========     =========    =========   ==========     =========

Allocation of net (loss) income:
-------------------------------
    G&L Realty Partnership, L.P....    $     ---      $   (255)    $    (31)   $     ---      $   (348)
    Others.........................          ---          (256)         (30)         ---          (368)
                                       ----------     ---------    ---------   ----------     ---------
Net (loss) income..................    $     ---      $   (511)    $    (61)   $     ---      $   (716)
                                       ==========     =========    =========   ==========     =========

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

   . Skilled nursing facilities - These investments consist of seven SNFs, one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona and one hospital located in Tustin, California. The SNFs are located in Hampden, Massachusetts, Phoenix, Arizona, Hoquiam, Washington and Chico and Paso Robles, California. Two of the SNFs were acquired through foreclosure in the first quarter of 2000 and are currently not operating. The five operating SNFs contain over 600 beds that are typically occupied by residents who require a high level of daily nursing care. The hospital consists of 183 beds and is 100% leased to a third-party operator. All of the SNFs, the apartment complex and the hospital are owned 100% by the Company. In addition, the Company currently holds the operating license in four of the seven SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, all of the assets, liabilities, revenues and expenses of these SNFs for the period from March 15, 2000 through June 30, 2000 are reflected in the condensed consolidated financial statements of the Company and the segment information provided below. The Company also holds the license to operate its SNF located in Phoenix, Arizona. On April 1, 2000, the Company terminated its lease with the operator of this SNF and entered into a management agreement with a new manager. For the three months ended June 30, 2000, the assets, liabilities, revenues and expenses of this SNF are also included in the condensed consolidated financial statements of the Company. Furthermore, the Company will be required to pay the applicable corporate income tax on any net income produced by theses SNFs, although the Company's REIT status will not be affected. While the Company does not intend to hold these operating licenses for the long term, the Company believes it is currently in the best interests to own the licenses to operate these facilities.

   . Assisted living facilities - These investments consist of four ALFs and one hospital. All of the ALFs are owned through joint ventures. The four ALFs contain over 350 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. The Company's joint venture partner in each of these ALFs operates the facility. The hospital, owned 100% by the Company, consists of 183 beds and is 100% leased to a third-party operator.

   . Debt obligations - These investments consist of short-term secured loans made to third parties to facilitate the acquisition of healthcare facilities. As of June 30, 2000, the Company had eight loans outstanding totaling $15.7 million.


   The tables on the following pages reconcile the Company's income and expense activity for the six months ended June 30, 2000 and 1999 and balance sheet data as of June 30, 2000.

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               2000 Reconciliation of Reportable Segment Information
                                      For the six months ended June 30, 2000

                                              Medical    Skilled    Assisted        Debt
                                               Office    Nursing     Living     Obligations     Other       Total
                                              --------   --------   ---------   ------------   --------   ---------
                                                                         (In thousands)
Revenue:
  Rents, tenant reimbursements and parking..     $12,148    $7,307      $1,282    $    ---    $   ---     $20,737
  Interest and loan fees....................         120         7         ---       1,167         88       1,382
  Net gain on sale of assets................       1,405      (142)        ---         ---        ---       1,263
  Other income..............................         164        36         ---         ---         32         232
                                                 -------    ------      ------     -------    -------     -------
     Total revenues.........................      13,837     7,208       1,282       1,167        120      23,614
                                                 -------    ------      ------     -------    -------     -------
Expenses:
  Property operations.......................       3,484     6,061          79          66        ---       9,690
  Depreciation and amortization.............       2,334       458         237         ---         37       3,066
  Interest..................................       4,554     1,016         752         426         96       6,844
  Provision for doubtful accounts and notes
    receivable..............................         ---       563         ---       1,725        ---       2,288
  General and administrative................         ---       ---         ---         ---      1,468       1,468
                                                 -------    ------      ------     -------    -------     -------
   Total expenses...........................      10,372     8,098       1,068       2,217      1,601      23,356
                                                 -------    ------      ------     -------    -------     -------
Income (loss) from operations...............       3,465      (890)        214      (1,050)    (1,481)        258
Equity in earnings (loss) of
 unconsolidated affiliates..................          22        (8)       (359)         (3)       ---        (348)
                                                --------    ------      ------      ------    -------     -------
Income (loss) from operations before
 minority interests.........................     $ 3,487    $ (898)     $ (145)    $(1,053)    (1,481)    $   (90)
                                                ========    ======      ======     =======    =======     =======


                               1999 Reconciliation of Reportable Segment Information
                                      For the three months ended June 30, 1999

                                               Medical    Skilled    Assisted        Debt
                                                Office    Nursing     Living     Obligations     Other       Total
                                               --------   --------   ---------   ------------   --------   ---------
                                                                          (In thousands)
Revenue:
  Rents, tenant reimbursements and parking....   $12,547    $1,960       $ 617       $   ---        $         $  15,124
  Interest and loan fees......................        90        12         ---         1,183            10        1,295
  Net gain on sale of assets..................       ---       ---         ---           ---           197          197
  Other income................................        66       ---         ---           ---            27           93
                                                 -------     -----       -----       -------        ------    ---------
     Total revenues                               12,703     1,972         617         1,183           234       16,709
                                                 -------     -----       -----       -------        ------    ---------
Expenses:
  Property operations.........................     3,374        58           4           230           ---        3,666
  Depreciation and amortization...............     2,118       440         134           ---            43        2,735
  Interest....................................     4,574       358         324           (33)          289        5,512
  General and administrative..................       ---       ---         ---           ---         1,457        1,457
                                                 -------     -----       -----       -------        ------    ---------
     Total expenses...........................    10,066       856         462           197         1,789       13,370
                                                 -------     -----       -----       -------        ------    ---------
Income (loss) from operations.................     2,637     1,116         155           986        (1,555)       3,339
Equity in earnings (loss) of unconsolidated
 affiliates...................................       167       (17)       (456)           36           ---         (270)
                                                --------   -------       -----       -------        ------     --------
Income (loss) from operations before
 minority interests...........................   $ 2,804    $1,099       $(301)       $1,022        (1,555)     $ 3,069
                                                 =======    ======       =====        ======        =======     =======

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                            2000 Reconciliation of Reportable Segment Information
                                             As of June 30, 2000

                                               Medical    Skilled    Assisted      Debt
                                               Office     Nursing     Living    Obligations   Other    Total
                                              ---------   --------   --------   -----------   -----   --------
                                                                       (In thousands)
Rental properties.........................     $130,773    $30,916    $22,078       $   ---    $591   $184,358
Mortgage loans and notes receivable, net..          ---        ---        ---        15,650     ---     15,650
Other assets..............................       12,977      6,263      3,887         2,155     118     25,400
                                               --------    -------    -------       -------    ----   --------
   Total assets...........................     $143,750    $37,179    $25,965       $17,805    $709   $225,408
                                               ========    =======    =======       =======    ====   ========

Other assets:
  Cash and cash equivalents...............     $    741    $   279    $   100   $       ---    $ 10   $  1,130
  Restricted cash.........................        5,351        992         34           918     ---      7,295
  Tenant rent and reimbursement
    receivable, net.......................          376      3,895        654            52      11      4,988
  Unbilled rent receivable, net...........        2,215        113        ---           ---     ---      2,328
  Other receivables, net..................          ---        ---        ---            55       6         61
  Investment in unconsolidated affiliates.        1,087        ---      2,684           834     ---      4,605
  Deferred financing costs, net...........        1,753        657        372           233     ---      3,015
  Pre-acquisition costs...................          124         49        ---            63     ---        236
  Construction in progress................          164         93        ---           ---     ---        257
  Deferred lease costs, net...............          786         14        ---           ---     ---        800
  Prepaid expense and other...............          380        171         43           ---      91        685
                                               --------    -------    -------       -------    ----   --------
   Total  other  assets...................     $ 12,977    $ 6,263    $ 3,887       $ 2,155    $118   $ 25,400
                                               ========    =======    =======       =======    ====   ========



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

   On August 15, 1997, a subsidiary of the Company, GL/PHP, LLC ("GL/PHP") borrowed $16 Million from Nomura Asset Capital Corp. ("Nomura"), the proceeds of which were used to repay a loan made by PHP Healthcare Corporation ("PHP") in connection with the purchase by GL/PHP of six New Jersey primary care centers (the "New Jersey Properties"). Nomura received a first lien against the real properties. The New Jersey Properties were leased by Pinnacle Health Enterprises, LLC ("Pinnacle"), a subsidiary of PHP, and PHP guaranteed the lease. Concurrently with the $16 Million loan, the Operating Partnership obtained a new $2 Million loan from PHP. The note by its terms is nonnegotiable and provided for a right of offset against payments of interest and principal in an amount equal to any losses sustained by reason of any defaults by Pinnacle under its lease with GL/PHP, discussed below.

   As of August 15, 1997, Pinnacle leased the New Jersey Properties from GL/PHP under the terms of a 17-year net operating lease. PHP guaranteed the obligations of its subsidiary under the lease. In November 1998, Pinnacle filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware and its case was voluntarily converted to a Chapter 7 case. Also in November 1998, PHP filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware. CapMark Services, L.P. ("CapMark"), the loan servicer and successor to Amresco Management Inc., has since foreclosed on its security and is in the process of taking title to the New Jersey Properties.

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   LaSalle National Bank ("LaSalle"), the successor to Nomura, as trustee for the holders of certain obligations including the Nomura loan, by and through CapMark, filed an action in March 2000 in the United States District Court, Central District of California seeking to cause the Operating Partnership to turn over to LaSalle the $2 Million borrowed from PHP as part of the security LaSalle claims it is entitled to under the deed of trust and assignment of rent with GL/PHP. The Operating Partnership believes that LaSalle is not entitled to these funds and that LaSalle will not be successful in its claims but no assurances can be given at this time that this result will be obtained.

   In November 1999, Landmark Healthcare Facilities, LLC ("Landmark") filed a lawsuit against Valencia, a subsidiary of the Company, claiming that Landmark is entitled to approximately $600,000 plus interest under a development agreement entered into between Valencia and Landmark for the development of an MOB in Valencia, California. The Company is vigorously opposing the lawsuit and has filed a counter suit to recover approximately $400,000 plus interest that was already paid under the development agreement and for a judgment and declaration that all of Landmark's rights, title and interest in Valencia have been terminated or assigned to the Company. The litigation is in its earliest stages and the likelihood of recovery by either party is therefore difficult to determine at present.

   The Company is the guarantor on a $500,000 letter of credit in favor of NVHF Affiliates, LLC, a non-profit low-income apartment owner. The Company holds an unsecured promissory note from NVHF Affiliates, LLC in the same amount.

   As of June 30, 2000, the Company was in default on its $4.6 million unsecured line of credit with Tokai Bank of California due to a loan covenant violation. As of June 30, 2000, the Company had an outstanding balance of $1.6 million on the line of credit. The loan covenant requires that the Company maintain a ratio of earnings before interest, taxes, depreciation and amortization ("EBITDA") less distributions to debt service of at least 1.20 to 1.0. The Company believes it will receive a waiver from Tokai Bank for the violation of this loan covenant as of June 30, 2000 and that the loan will not be declared due and payable. Furthermore, the Company repaid $3.0 million of the $4.6 million outstanding to Tokai Bank in January 2000 and is not in default on its monthly interest payments. The Company plans to repay the remaining balance of $1.6 million on August 31, 2000, the due date of the line of credit and is currently negotiating a new line of credit with Tokai Bank.



9. PROVISION FOR DOUBTFUL ACCOUNTS AND NOTES RECEIVABLE

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

  During the first quarter of 2000, the Company also established a reserve of $1.7 million to reflect the impairment of a delinquent note receivable. Since February 1998, the Company has held a $3.9 million note

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

receivable secured by a first mortgage on two SNFs located in Chico and Paso Robles, California. In December 1998, the Company reserved $1.0 million with respect to the note because of the borrower's financial instability. In April 1999, the borrower filed for bankruptcy. However, the Company believed that it would recover the remaining $2.9 million through foreclosure of the SNFs and litigation against the various parties involved in the transaction. In March 2000, the Company obtained title to the two SNFs from the bankruptcy court. Because these two SNFs are not currently operating, the Company valued these two facilities at $1.2 million and an additional reserve of $1.7 million was established. Although the Company is currently pursuing the re-opening of these facilities as well as legal action against the borrower and other parties involved in the transaction, the Company now believes that the outcome of these pursuits is not certain and the addition to the reserve is appropriate.


10. EXTRAORDINARY LOSS ON EARLY RETIREMENT OF LONG-TERM DEBT

    In January 2000, the Company sold a 33,000 square foot MOB in Aliso Viejo, California for $8.3 million. A portion of the proceeds were used to repay a $5.5 million loan secured by the MOB. In repaying the loan, the Company incurred fees of approximately $28,000 and wrote off an additional $130,000 in loan fees relating to the loan. These amounts have been presented as an extraordinary loss on the statement of operations.


11. ACQUISITIONS, DISPOSITIONS AND FINANCINGS

    In January 2000, the Company, in a joint venture with ASL Tarzana Wedgewood, LLC, purchased a two-story, 80-unit, 44,117 square foot ALF located in Tarzana, California for $10.3 million. The Company contributed $2.5 million for an 85% equity interest in the newly formed joint venture. However, the Company's ownership interest will be reduced to 65% after the Company's initial capital contribution plus preferred returns equal to 12% per annum of the Company's capital contribution is repaid by the joint venture. ASL Tarzana, Inc., an affiliate of ASL Tarzana Wedgewood, LLC, operates the facility. As part of the acquisition, the Company assumed three loans totaling $7.5 million. The loans bear interest at rates ranging from 7.5% to 8.5% and are due in 2006.

    In January 2000, the Company sold a 33,000 square foot MOB located in Aliso Viejo, California to Hoag Memorial Hospital for $8.3 million. The Company used the proceeds to repay a $5.5 million loan that was secured by the MOB and recognized a gain on sale of $1.4 million.

    In January 2000, the Company repaid $3.0 million on its line of credit with Tokai Bank of California. As of June 30, 2000, the Company has $1.6 million outstanding on its line of credit with Tokai Bank of California. The remaining balance is due August 31, 2000.

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

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

    In April 2000, a lender released to the Company from escrow $1.25 million in loan proceeds. The lender had reserved a total of $2.5 million from a $10 million loan until the Company leased a certain percentage of the secured property. The remaining $1.25 million in loan proceeds was released by the lender in July 2000.

  In July 2000, the Company obtained a line of credit secured by the accounts receivable at the Company's three SNFs located in Massachusetts. The Company received net proceeds of $1.25 million from the line of credit. The line of credit is guaranteed by the Company.

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

Results of Operations
---------------------

  Comparison of the Six Month Period Ended June 30, 2000 versus the Six Month Period Ended June 30, 1999.

  Total revenues increased by $6.9 million, or 41%, from $16.7 million in the first half of 1999, to $23.6 million for the same period in 2000. Rents, tenant reimbursements and parking revenues increased an aggregate $5.6 million, or 37%, from a combined total of $15.1 million during the first half of 1999, to $20.7 million for the same period in 2000. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs comprising 383 beds owned by the Company and located in Hampden, Massachusetts. As a result of the license transfer, all of the assets, liabilities, revenues and expenses of these SNFs for the period from March 15, 2000 through June 30, 2000 are reflected in the condensed consolidated financial statements of the Company. In addition, the Company holds the license to operate its 98-bed SNF located in Phoenix, Arizona. On April 1, 2000, the Company terminated its lease with the previous manager and entered into a management agreement with a new manager. As a result, all of the assets, liabilities, revenues and expenses of this SNF for the period of April 1, 2000 through June 30, 2000 are also reflected in the condensed consolidated financial statements of the Company. The consolidation of the operating revenues and expenses related to the three SNFs in Massachusetts accounted for a $4.9 million increase in rental revenues while the SNF in Arizona accounted for an additional $0.7 million.

  Excluding the revenues from the SNFs from March 15 through June 30 2000 discussed above, rents, tenant reimbursements and parking revenues remained unchanged. Increases in rental revenues resulting from recently completed construction projects in Valencia and Aliso Viejo of $0.7 million as well as revenues of $0.6 million relating to the January 2000 acquisition of an 80-unit, 44,117 square foot ALF located in Tarzana, California were offset by a decrease of $1.3 million in rental revenue related to the foreclosure of the Company's six MOBs located in New Jersey as discussed in Footnote 8 of the Notes to the Condensed Consolidated Financial Statements.

  Interest and loan fee income increased approximately $0.1 million, or 8%, from $1.3 million in the first half of 1999, to $1.4 million for the same period in
2000.   This increase was due to a $0.3 million increase in interest income related to the financing of an apartment complex located in Tulsa, Oklahoma by the Company in December 1999 as well as a $0.1 million increase in interest
earned on cash on hand.   These increases were offset by a decrease in loan fees
of $0.3 million related to the March 31, 1999 long-term refinancing of the Company's note receivable secured by the St. Thomas More SNF in Hyattsville, Maryland.

  The Company recognized a net gain on the sale of assets in the amount of $1.3 million in the first half of 2000 compared to a net gain of $0.2 million in the
same period in 1999.   The sale, in January 2000, of a 33,000 square foot MOB
located in Aliso Viejo, California to Hoag Memorial Hospital accounted for $1.4 million of the gain. This gain was offset by the loss of $142,000 on the sale of the Company's 50% interest in Valley Convalescent, LLC, an unconsolidated affiliate. In the second quarter of 1999, the Company sold a vacant parcel of land located in Tustin, Calfornia for a net gain of $0.2 million.

  Total expenses increased by $9.9 million, or 74%, from $13.4 million for the six months ended June 30, 1999, to $23.4 million for the same period in 2000. A portion of the increase in expenses was due to an increase of $2.3 million in the Company's allowance for doubtful accounts and notes receivable. Property operating expenses increased by $6.0 million, or 162%, from $3.7 million for the six months ended June 30, 1999, to $9.7 million for the same period in 2000.
The consolidation of the operating revenues and expenses of the three Hampden SNFs from March 15 through June 30, 2000 and the Arizona SNF from April 1, 2000 through June 30, 2000 as discussed above accounted for $5.8 million of this increase in property operating expenses.

  Excluding the operating expenses from these SNFs, property operating expenses increased by $0.2 million in the first half of 2000 compared to the same period in 1999. Development projects completed by the Company during 1999 and 2000 accounted for a $0.3 million increase in property expenses. In addition, the acquisition of an ALF in Tarzana, California accounted for a $0.1 million increase. These increases were offset by a $0.2 million decrease in management and overhead expenses associated with a wholly-owned subsidiary formed by the Company in November 1998 for the purpose of making loans to obtain healthcare facilities. This subsidiary ceased operations in April 1999.

  Depreciation and amortization increased $0.3 million, or 11%, from $2.7 million for the six months ended June 30, 1999, to $3.0 million for the same period in 2000. This increase was attributable to property acquisitions made by the Company during 2000 as well as new property developments opened during 1999 and 2000.

  Interest expense increased $1.3 million, or 24%, from $5.5 million for the six months ended June 30, 1999, to $6.8 million for the same period in 2000. This increase was mainly due to interest incurred on new borrowings of $46 million made by the Company subsequent to March 31, 1999, as well as the addition of $7.5 million in debt associated with the acquisition of the ALF in Tarzana, California.

  Equity in loss of unconsolidated affiliates decreased $0.1 million for the six months ended June 30, 2000 compared to the same period in 1999. This decrease was primarily the result of start-up losses associated with the Company's 50% investment in Penasquitos LLC and the Company's 50% investment in Eagle Run Inc. In March 1999, The Arbors at Rancho Penasquitos, an ALF owned by the Company through a joint venture, commenced operations. The facility has been in a lease-up phase since opening in March 1999 and therefore has been producing a net loss. Eagle Run commenced operations in November 1999 and also produced a net loss for the first half of 2000. Occupancy rates at both facilities are increasing on a monthly basis and are expected to stabilize by the end of 2000 or early 2001, at which time both facilities are expected to produce income for the Company.

  During the first quarter of 2000, the Company recorded an extraordinary loss on the early retirement of long-term debt in the amount of $0.2 million. This loss was a result of pre-payment fees and the write-off of deferred loan fees relating to the repayment of a $5.5 million loan secured by a 33,000 square foot MOB in Aliso Viejo, California. The building was sold to Hoag Memorial Hospital Presbyterian on January 25, 2000 for a price of $8.3 million. The Company used a portion of the proceeds to repay the $5.5 million loan.

  Net income decreased $2.8 million, or 90%, from $3.1 million for the six months ended June 30, 1999 to $0.3 million for the same period in 2000. This decrease was primarily due to the $2.3 million increase in provisions for doubtful accounts and notes receivable and the $1.3 million increase in interest expense offset by the $1.0 million increase in gains on sale of assets.

  Comparison of the Three Month Period Ended June 30, 2000 versus the Three Month Period Ended June 30, 1999.

  Total revenues increased by $4.9 million, or 58%, from $8.5 million in the three months ended June 30, 1999, to $13.4 million for the same period in 2000. Rents, tenant reimbursements and parking revenues increased an aggregate $4.8 million, or 63%, from a combined total of $7.6 million during the second quarter of 1999, to $12.4 million for the same period in 2000. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs comprising 383 beds owned by the Company and located in Hampden, Massachusetts. As a result of the license transfer, all of the assets, liabilities, revenues and expenses of these SNFs for the period from March 15, 2000 through June 30, 2000 are reflected in the condensed consolidated financial statements of the Company. In addition, the Company holds the license to operate its 98-bed SNF located in Phoenix, Arizona. On April 1, 2000, the Company terminated its lease with the previous manager and entered into a management agreement with a new manager. As a result, all of the assets, liabilities, revenues and expenses of this SNF for the period of April 1, 2000 through June 30, 2000 are also reflected in the condensed consolidated financial statements of the Company. The consolidation of the operating revenues and expenses related to the three SNFs in Massachusetts accounted for a $4.1 million increase in rental revenues while the SNF in Arizona accounted for an additional $0.7 million.

  Excluding the revenues from these SNFs, rents, tenant reimbursements and parking revenues remained unchanged. Increases in rental revenues resulting from recently completed construction projects in Valencia and Aliso Viejo of $0.3 million as well as revenues of $0.3 million relating to the January 2000 acquisition of an 80-unit, 44,117 square foot ALF located in Tarzana, California were offset by a decrease of $0.6 million in rental revenue related to the foreclosure of the Company's six MOBs located in New Jersey as discussed in Footnote 8 of the Notes to the Condensed Consolidated Financial Statements.

  Interest and loan fee income increased approximately $0.2 million, or 29%, from $0.7 million in the three months ended June 30, 1999 to $0.9 million for
the same period in 2000.   This increase was related to a $0.3 million increase
in interest income related to the financing of an apartment complex located in
Tulsa, Oklahoma by the Company in December 1999.   This increase was offset by a
decrease in loan fees of $0.2 million related to the long-term refinancing of the Company's notes receivable secured by the St. Thomas More SNF in Hyattsville, Maryland.

  The Company did not recognized any net gains on the sale of assets in the second quarter of 2000 compared to a net gain of $0.2 million in the same period
in 1999.   In the second quarter of 1999, the Company sold a vacant parcel of land located in Tustin, California for a net gain of $0.2 million.

  Total expenses increased by $5.8 million, or 84%, from $6.9 million for the three months ended June 30, 1999, to $12.7 million for the same period in 2000. Property operating expenses increased by $5.2 million, or 289%, from $1.8 million for the three months ended June 30, 1999, to $7.0 million for the same period in 2000. The consolidation of the operating revenues and expenses of the three Hampden SNFs from March 15 through June 30, 2000 and the Arizona SNF from April 1, 2000 through June 30, 2000 as discussed above accounted for $5.0 million of this increase in property operating expenses.

  Excluding the operating expenses from these SNFs, property operating expenses increased by $0.2 million in the second quarter of 2000 compared to the same period in 1999. Development projects completed by the Company during 1999 and 2000, as well as the acquisition of an ALF in Tarzana, California accounted for this increase.

  Depreciation and amortization increased $0.1 million, or 7%, from $1.4 million for the three months ended June 30, 1999, to $1.5 million for the same period in 2000. This increase was attributable to property acquisitions made by the Company during 2000 as well as new property developments opened during 1999 and 2000.

  Interest expense increased $0.5 million, or 17%, from $2.9 million for the three months ended June 30, 1999, to $3.4 million for the same period in 2000. This increase was mainly due to interest incurred on new borrowings of $36 million made by the Company subsequent to March 31, 1999, as well as the addition of $7.5 million in debt associated with the acquisition of an ALF in Tarzana, California.

  Net income decreased $0.9 million, or 64%, from $1.4 million for the three months ended June 30, 1999 to $0.5 million for the same period in 2000. This decrease was primarily due to the $5.2 million increase in operating expenses, and the $0.5 million increase in interest expense offset by the $4.8 million increase in rents, tenant reimbursements and parking revenues.



Liquidity and Capital Resources
-------------------------------

  As of June 30, 2000, the Company's direct investment in net real estate assets totaled $184.6 million, $4.6 million in joint ventures and $15.7 million invested in mortgage loans and notes receivable. Debt outstanding as of June 30, 2000 totaled $175.2 million.

  The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities. These funds primarily consist of Funds from Operations
("FFO - see discussion below of FFO).   The Company's external sources of
capital consist of various secured loans and lines of credit. During the first six months of 2000, the Company sold a 33,000 square foot MOB located in Aliso Viejo, Caliornia for $8.3 million. The Company used the proceeds to repay a $5.5 million loan that was secured by the MOB. The Company used the remaining proceeds to repay $3.0 million on its line of credit with Tokai Bank of California. As of June 30, 2000, the Company has $1.6 million outstanding on its line of credit with Tokai Bank of California. The remaining balance is due August 31, 2000. In January 2000, as part of its acquisition of a $10.4 million, 80-unit assisted living facility in Tarzana, California, the Company assumed three loans totaling $7.5 million. The loans bear interest at rates ranging from 7.5% to 8.5% and are due in 2006. In March 2000, the Company refinanced its existing $6.3 million mortgage on one of its joint venture assisted living facilities with an $8.5 million long-term HUD loan at an interest rate of 8.3%. The Company received net proceeds of $1.1 million from
the refinancing.   In April 2000, a lender released to the Company from escrow
$1.25 million in loan proceeds. The lender reserved a total of $2.5 million from a $10 million loan until the Company leased a certain percentage of the secured property. The remaining $1.25 million in loan proceeds was released by
the lender in July 2000.   In July 2000, the Company also obtained a line of
credit secured by the accounts receivable at the Company's three SNFs located in Massachusetts. The Company received net proceeds of $1.25 million from the line of credit. The line of credit is guaranteed by the Company.

  The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first and second quarters of 2000 in the amount of $0.125 per common share which was paid on April 15 and July 15, 2000 to
stockholders of record on March 31 and June 30, 2000, respectively.   The
Company also paid monthly dividends of $0.6 million to holders of the Company's Preferred Stock on the fifteenth day of each month during the first and second quarters to holders of record on the first day of each month. The Company distributed dividends of $0.7 million to holders of the Company's Common Stock during the first six months of 2000 while the Company's FFO was a negative $2.0 million for the same period. However, excluding the $2.3 million increase in the provision for doubtful accounts and notes receivable, the Company's FFO for the first half of 2000 was $0.3 million.

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

  As of June 30, 2000 the Company was in default on its $4.6 million unsecured line of credit with Tokai Bank of California due to a loan covenant violation. As of June 30, 2000, the Company had an outstanding balance of $1.6 million on the line of credit. The loan covenant requires that the Company maintain a ratio of EBITDA less distributions to debt service of at least 1.20 to 1.0. The Company believes it will receive a waiver from Tokai Bank for the violation of this loan covenant as of June 30, 2000 and that the loan will not be declared due and payable. Furthermore, the Company repaid $3.0 million of the $4.6 million outstanding to Tokai Bank in January 2000 and is not in default on its monthly interest payments. The Company plans to repay the remaining balance of $1.6 million on August 31, 2000, the due date of the line of credit and is currently negotiating a new line of credit with Tokai Bank.



Historical Cash Flows
---------------------

  The Company's net cash from operating activities decreased $1.1 million, or 22%, from $5.1 million for the six months ended June 30, 1999 to $4.0 million for the same period in 2000. The decrease is due primarily to a $2.8 million decrease in net income, a $3.0 million increase in tenant rent and reimbursements receivable, a $1.3 million increase in net gain on sale of assets offset by a $2.3 million increase in provisions for doubtful accounts and notes receivables, a $0.7 decrease in accrued interest receivable and a $3.1 million decrease in accounts payable and other liabilities.

  Net cash used in investing activities decreased $5.7 million, or 75%, from $7.6 million for the six months ended June 30, 1999 to $1.9 million for the same period in 2000. The decrease was primarily due to a $8.5 million increase in the sale of real estate assets, the $3.5 million decrease in construction-in-progress expenditures, a $1.1 million increase in distributions from unconsolidated affiliates, a $1.0 million decrease in pre-acquisition costs, a $0.9 million decrease in investments in mortgage loans and notes receivable and a $0.7 million decrease in contributions to unconsolidated affiliates. These were offset by a $10.4 million increase in purchases of real estate assets.

  Cash flows provided by or used in financing activities decreased by approximately $11.5 million from cash provided of $3.0 million for the six months ended June 30, 1999, to cash used of $8.5 million for the same period in 2000. The decrease is due primarily to a decrease in notes payable proceeds of $9.2 million, an increase in the repayment of notes payable of $5.8 million and an increase in purchases of the Company's Common Stock of $2.2 million. These were offset by a decrease in restricted cash of $3.0 million, a decrease in distributions of $2.2 million and an increase in minority interest contributions of $0.5 million.



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

  The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 1999 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and six-month periods ended June 30, 2000 and 1999.

                                G&L REALTY CORP.

                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)



                                                       For the Three Month             For the Six Month
                                                      Periods Ended June 30,         Periods Ended June 30,
                                                       2000            1999          2000              1999
                                                    --------------------------------------------------------
                                                          (in thousands)                 (in thousands)
Funds from Operations/(1)/
--------------------------
Net income..........................................   $   512       $ 1,415      $   262      $ 3,066
Minority interest in Operating Partnership..........       (83)          (62)        (616)         (86)
                                                       -------       -------      -------      -------
Income (loss) for Operating Partnership.............       429         1,353         (354)       2,980
Depreciation of real estate assets..................     1,352         1,231        2,694        2,401
Amortization of deferred lease costs................        73            63          152          117
Net gain on sale of assets..........................       ---           ---       (1,263)         ---
Depreciation from unconsolidated affiliates.........       107            79          256          100
Extraordinary loss on early retirement of debt......       ---           ---          158          ---
Adjustment for minority interest in consolidated
  affiliates........................................       (14)          (28)         (67)         (50)
Dividends on preferred stock........................    (1,790)       (1,803)      (3,583)      (3,606)
                                                       -------       -------      -------      -------
Funds from Operations/(1)/..........................   $   157       $   895      $(2,007)     $ 1,942
                                                       =======       =======      =======      =======
Weighted average shares outstanding/(2)/
----------------------------------------
Basic                                                    2,962         4,570        3,049        4,590
                                                       =======       =======      =======      =======
Fully diluted                                            2,962         4,582        3,050        4,604
                                                       =======       =======      =======      =======
Additional Data
---------------
Cash flows:
-----------
   Operating activities.............................   $ 1,921       $ 1,453      $ 4,007      $ 5,064
   Investing activities.............................      (847)       (3,581)      (1,910)      (7,587)
   Financing activities.............................    (2,632)        2,305       (8,512)       3,029

Capital expenditures
--------------------
   Building improvements............................   $   458       $   345      $   720      $   675
   Tenant improvements..............................       489           480        1,102          918
   Furniture, fixtures & equipment..................        67            18           93          103
   Leasing commissions..............................        30           197           69          353

Depreciation and amortization
-----------------------------
   Depreciation of real estate assets...............   $ 1,352       $ 1,231      $ 2,694      $ 2,041
   Depreciation of non-real estate assets...........       108           108          220          217
   Amortization of deferred lease costs.............        73            63          152          117
   Amortization of capitalized financing costs......       153            69          289          123

   Accrued rent in excess of billed rent............   $    21       $   158      $    92      $   151

1) Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented NAREIT's new method or calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996.

2) Assumes that all outstanding Operating Partnership units have been converted to common stock.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes to the Company's market risk as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 30, 2000.

                           PART II OTHER INFORMATION

Item 1. Legal Proceedings.

          Neither the Company or any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of MOBs, skilled nursing facilities, assisted living facilities, parking facilities, and retail space is currently a party to any material litigation, except as discussed in Note 8 to the Consolidated Financial Statements.

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

          As discussed in Note 8 to the Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, the Company, as of June 30, 2000, was in default on its $4.6 million unsecured line of credit due to a loan covenant violation.


Item 4  Submission of Matters to a Vote of Security Holders.

                On June 15, 2000 the Company held its 2000 Annual Meeting of Stockholders. The only items of business conducted were the election of directors and the ratification of the appointment of the Company's independent accountants.

                The six directors elected at the Annual Meeting, to serve for the term ending at the next Annual Meeting of Stockholders or until their successors are duly elected and qualified or until they resign or are removed, were the following:

        Name                        Votes For        Votes Withheld

        Daniel M. Gottlieb          2,139,345            67,038
        Steven D. Lebowitz          2,139,191            67,192
        Richard L. Lesher           2,136,863            69,520
        Leslie D. Michelson         2,136,404            69,979
        Charles P. Reilly           2,136,763            69,620
        S. Craig Tompkins           2,138,363            68,020




                The voting for the ratification of the appointment by the Board of Directors of Deloitte & Touche, LLP as independent accountants for the Company for the year ending December 31, 1999 was as follows:


        Votes For      Votes Against      Votes Abstained      Broker Non-Votes
        2,194,829           3,498              8,056                  0

Item 5  Other Information.

                None.

Item 6  Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit No.     Note                      Description
    -------------   ------   ---------------------------------------------------
         3.1          (1)    Amended and Restated Articles of Incorporation of
                             G&L Realty Corp.

         3.2          (3)    Amended and Restated Bylaws of G&L Realty Corp.

        10.1 (c)      (2)    Executive Employment Agreement between G&L Realty
                             Corp. and Daniel M. Gottlieb.

        10.2 (c)      (2)    Executive Employment Agreement between G&L Realty
                             Corp. and Steven D. Lebowitz.

        10.3          (2)    Agreement of Limited Partnership of G&L Realty
                             Partnership, L.P.

        10.4 (c)      (1)    1993 Employee Stock Incentive Plan

        10.5          (1)    Form of Indemnity Agreement between G&L Realty
                             Corp. and directors and certain officers.

        10.8.2        (2)    Option Notice with respect to Sherman Oaks Medical
                             Plaza.

        10.9.2        (1)    Agreement for Purchase and Sale of Limited
                             Partnership Interests (435 North Roxbury Drive,
                             Ltd.) between the Selling Partner (as defined
                             therein) and G&L Development, dated as of October
                             29, 1993.

        10.11         (1)    Agreement for Transfer of Partnership Interests and
                             Other Assets by and between G&L Realty Corp. and
                             Reese Milner, Helen Milner and Milner Development
                             Corp., dated as of October 29, 1993.

        10.12         (1)    Nomura Commitment Letter with respect to the
                             Acquisition Facility.

        10.12.2       (3)    Amended and Restated Mortgage Loan Agreement dated
                             as of January 11, 1995 among G&L Financing
                             Partnership, L.P., Nomura Asset Capital Corporation
                             and Bankers Trust Company of New York.

        10.16         (1)    Investment Banking and Financial Advisory Agreement
                             between G&L Development and Gruntal & Co.,
                             Incorporated.

        10.17         (1)    Security Agreement dated as of December 16, 1993 by
                             and between Daniel M. Gottlieb, Steven D. Lebowitz
                             and Milner Investment Corporation.

        10.18         (2)    Security Agreement dated as of December 16, 1993 by
                             and between Daniel M. Gottlieb, Steven D. Lebowitz
                             and Reese L. Milner, II.

        10.19         (2)    Security Agreement dated as of December 16, 1993 by
                             and between Daniel M. Gottlieb, Steven D. Lebowitz
                             and Reese L. Milner, II.

        10.20         (2)    Security Agreement dated as of December 16, 1993 by
                             and between Daniel M. Gottlieb, Steven D. Lebowitz
                             and Reese L. Milner, II, Helen Milner and John
                             Milner, as Trustees of the Milner Trust.

        10.21         (2)    Security Agreement dated as of December 16, 1993 by
                             and between Daniel M. Gottlieb, Steven D. Lebowitz
                             and Reese L. Milner, II.

        10.22         (4)    Amended and Restated Mortgage Loan Agreement by and
                             between G&L Realty Financing Partnership II, L.P.,
                             as Borrower, and Nomura Asset Capital Corporation,
                             as Lender, dated as of October 31, 1995.



(c)   Exhibits - (continued from previous page)

     Exhibit No.     Note                      Description
    -------------   ------   ---------------------------------------------------
        10.24         (4)    Property Management Agreement between G&L Realty
                             Financing Partnership II, L.P., as owner, and G&L
                             Realty Partnership, L.P., as agent, made August
                             10, 1995

        10.25          (5)   Commitment Letter between G&L Realty Partnership,
                             L. P. and Nomura Asset Capital Corporation,
                             dated as of September 29, 1995.

        10.30         (6)    Mortgage Loan Agreement dated as of May 24, 1996
                             by and between G&L Medical Partnership, L.P. as
                             Borrower and Nomura Asset Capital Corporation as
                             Lender.

        10.38         (7)    Limited Liability Company Agreement by and
                             between G&L Realty Partnership, L.P., a Delaware
                             limited partnership, and Property Acquisition
                             Trust I, a Delaware business trust, for the
                             purpose of creating a Limited Liability Company
                             to be named GLN Capital Co., LLC, dated as of
                             November 25, 1996.

        10.39         (7)    Limited Liability Company Agreement by and
                             between G&L Realty Partnership, L.P., a
                             Delaware limited partnership, and PHP Healthcare
                             Corporation, a Delaware corporation, for the
                             purpose of creating a Limited Liability Company to
                             be named GL/PHP, LLC, dated as of February 26,
                             1997.

        10.40         (7)    First Amendment To Limited Liability Company
                             Agreement entered into as of March 31, 1997 by and
                             between G&L Realty Partnership, L.P., a Delaware
                             limited partnership, and Property Acquisition
                             Trust I, a Delaware business trust, for the purpose
                             of amending that certain Limited Liability Company
                             Agreement of GLN Capital Co., LLC dated as of
                             November 25, 1996.

        10.45         (10)   First Amendment to GL/PHP, LLC Limited Liability
                             Company Agreement by and among G&L Realty
                             Partnership, L.P., a Delaware limited partnership
                             (the "Retiring Manager"), G&L Realty Partnership,
                             L.P., a Delaware limited partnership
                             ("G&L Member"), and G&L Management Delaware Corp.,
                             a Delaware corporation ("Manager Member"), made as
                             of August 15, 1997.

        10.46         (10)   Lease Agreement between GL/PHP, a Delaware limited
                             liability company (the "Landlord") and Pinnacle
                             Health Enterprises, LLC, a Delaware limited
                             liability company wholly owned by PHP Healthcare
                             Corporation, a Delaware corporation (the "Tenant"),
                             dated August 15, 1997

        10.47         (10)   Guaranty of Lease by PHP Healthcare Corporation, a
                             Delaware corporation (the "Guarantor"), dated
                             February 15, 1997.

        10.48         (10)   Non-Negotiable 8.5% Note Due July 31, 2007 in
                             which G&L Realty Partnership, L.P., a Delaware
                             limited partnership (the "Maker"), promises to pay
                             to PHP Healthcare Corporation (the "Payee") the
                             principal sum of $2,000,000.00, dated August
                             15, 1997.

        10.49         (10)   Mortgage Note in which GL/PHP, LLC a Delaware
                             limited liability company (the "Maker") promises to
                             pay to the order of Nomura Asset Capital
                             Corporation, a Delaware corporation, the principal
                             sum of $16,000,000.00, dated August 15, 1997.

        10.50         (10)   Mortgage, Assignment of Leases and Rents and
                             Security Agreement by GL/PHP, LLC a Delaware
                             limited liability company (the "Mortgagor") to
                             Nomura Asset Capital Corporation, a Delaware
                             corporation (the ?Mortgagee"), dated August 15,
                             1997.

        10.51         (10)   Assignment of Leases and Rents by GL/PHP, LLC a
                             Delaware limited liability company (the "Assignor")
                             to Nomura Asset Capital Corporation, a Delaware
                             corporation (the "Assignee"), dated August 15,
                             1997.

(c)   Exhibits - (continued from previous page)

     Exhibit No.      Note                     Description
    -------------    ------  --------------------------------------------------
        10.52         (10)   Environmental and Hazardous Substance
                             Indemnification Agreement by GL/PHP, LLC a Delaware
                             limited liability company (the "Borrower") to
                             Nomura Asset Capital Corporation, a Delaware
                             corporation (the "Lender"), dated August 15, 1997.

        10.58         (11)   Limited Liability Company Agreement of G&L Hampden,
                             LLC.


        10.68         (12)   Promissory Note in the Amount of $2,799,490.00
                             given by Valley Convalescent, LLC in favor of G&L
                             Realty Partnership, L.P.

        10.69         (12)   Deed of Trust, Security Agreement, Fixture Filing
                             with Assignment of Rents and Agreements, dated as
                             of August 29, 1997, by and between Valley
                             Convalescent, LLC and G&L Realty Partnership, L.P.

        10.70         (12)   Assignment of Leases and Rents, dated as of August
                             29, 1997, by and between Valley Convalescent, LLC
                             and G&L Realty Partnership, L.P.

        10.77         (13)   Agreement for Transfer of Property by and among G&L
                             Coronado, LLC as Transferor and G&L Realty
                             Partnership, L.P. as Operating Partnership dated as
                             of December 30, 1998.

        10.78         (13)   Tenant Estoppel and Real Estate Lease between G&L
                             Coronado, LLC as Landlord and Coronado Managers
                             Corp. as Tenant dated December 1, 1998.

        10.79         (13)   Guaranty of Lease between Steven D. Lebowitz and
                             Daniel M. Gottlieb (collectively "Guarantor") in
                             favor of G&L Coronado, LLC ("Landlord").

        10.80         (14)   Promissory Note in the Amount of $2,000,000 given
                             by G&L Realty Corporation in favor of Reese L.
                             Milner, as Trustee of The Milner Trust.

        10.81         (15)   Loan Agreement in the amount of $13.92 million
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


(b)   Reports on Form 8-K

      There have been no reports filed on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                         G&L REALTY CORP.




Date:  August 14, 2000                        By:   /s/ David E. Hamer
                                                 -------------------------------
                                                        David E. Hamer
                                                        Chief Accounting Officer