Form 10-Q
period 2000-09-30
G&L REALTY CORP
filed 2000-11-14
CIK 912240

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ______________

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

                        Commission file number 1-12566

                                ______________

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

                                ______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     The number of shares outstanding of the Registrant's Common Stock as of November 13, 2000 was 2,333,800 shares.

================================================================================

                               G&L REALTY CORP.

                                     INDEX

                                                                                                        Page
Part I         Financial Information                                                                   Number
     Item 1    Financial Statements
                   Condensed Consolidated Balance Sheets as of  September 30, 2000 (unaudited)
                     and December 31, 1999........................................................        3
                   Condensed Consolidated Statements of Operations for the Three and Nine
                     Month Periods Ended September 30, 2000 and 1999 (unaudited)..................        4
                   Condensed Consolidated Statements of Cash Flows for the Nine Month Periods
                     Ended September 30, 2000 and 1999 (unaudited)................................      5 - 6
                   Notes to Condensed Consolidated Financial Statements (unaudited)...............     7 - 19
     Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                     Operations...................................................................    20 - 26
     Item 3        Quantitative and Qualitative Disclosures About Market Risk.....................       27
Part II        Other Information
      Item 1       Legal Proceedings..............................................................       28
      Item 2       Changes in Securities..........................................................       28
      Item 3       Defaults Upon Senior Securities................................................       28
      Item 4       Submission of Matters to a Vote of Security Holders............................       28
      Item 5       Other Information..............................................................       28
      Item 6       Exhibits and Reports on Form 8-K...............................................    29 - 32

Signature          ...............................................................................       33

                               G&L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                                               September 30,       December 31,
                                                                                   2000               1999
                                                                             -----------------------------------
                                                                                (Unaudited)
                                       ASSETS
                                       ------
Rental properties (Note 3):
      Land                                                                          $34,239            $33,388
      Buildings and improvements, net                                               149,146            146,821
      Projects under development                                                        491                158
                                                                                    -------            -------
          Total rental properties                                                   183,876            180,367
Cash and cash equivalents                                                               259              7,545
Restricted cash                                                                       6,176              8,763
Tenant rent and reimbursements receivable, net                                        6,150              2,478
Unbilled rent receivable, net                                                         2,377              2,346
Other receivables, net                                                                   68                171
Mortgage loans and notes receivable, net                                             15,756             16,026
Investments in unconsolidated affiliates (Note 6)                                     4,685              9,736
Deferred charges and other assets, net (Note 4)                                       5,242              4,964
                                                                                   --------           --------
   TOTAL ASSETS                                                                    $224,589           $232,396
                                                                                   ========           ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
LIABILITIES:

      Notes payable                                                                $174,737           $177,371
      Accounts payable and other liabilities                                          7,615              3,279
      Distributions payable                                                             419                452
      Tenant security deposits                                                        1,340              1,329
                                                                                   --------           --------
          Total liabilities                                                         184,111            182,431

Commitments and Contingencies (Note 8)                                                  ---                ---

Minority interest in consolidated affiliates                                         (1,020)              (862)
Minority interest in Operating Partnership                                              ---                772

STOCKHOLDERS' EQUITY (Note 5):
      Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
        . Series A Preferred - 1,495,000 shares issued and outstanding as
          of  September 30, 2000 and December 31, 1999                                   15                 15
        . Series B Preferred - 1,380,000 shares issued and outstanding as
          of  September 30, 2000 and December 31, 1999                                   14                 14
      Common shares - $.01 par value, 50,000,000 shares authorized,
        2,333,800 and 2,635,600 shares issued and outstanding as of
        September 30, 2000 and December 31, 1999, respectively                           23                 26
      Additional paid-in capital                                                     72,441             75,412
      Distributions in excess of net income                                         (30,995)           (25,412)
                                                                                   ---------          --------
          Total stockholders' equity                                                 41,498             50,055
                                                                                   --------           --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $224,589           $232,396
                                                                                   ========           ========

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              For the Three Month              For the Nine Month
                                                          Periods Ended September 30,      Periods Ended September 30,
                                                              2000            1999            2000            1999
                                                         -------------------------------------------------------------
REVENUES:
  Rental                                                 $   6,275         $  7,237        $ 19,325         $ 21,213
  Patient revenues                                           5,681              ---          12,032              ---
  Tenant reimbursements                                        401              335           1,127              945
  Parking                                                      322              313             932              851
  Interest and loan fees                                       590              833           1,972            2,128
  Net gain on sale of assets                                   ---              ---           1,263              ---
  Other income                                                  99               65             331              355
                                                         ---------         --------        --------         --------
       Total revenues                                       13,368            8,783          36,982           25,492
                                                         ---------         --------        --------         --------

EXPENSES:

  Property operations                                        1,906            1,951           5,841            5,617
  Skilled nursing operations                                 5,235              ---          10,990              ---
  Depreciation and amortization                              1,472            1,473           4,538            4,208
  Interest                                                   3,491            3,315          10,335            8,827
  Impairment of long-lived assets                              ---            6,400             ---            6,400
  Provision for doubtful accounts and notes
       receivable                                              ---              ---           2,288              ---
  General and administrative                                   702              857           2,170            2,314
                                                         ---------         --------        --------         --------
       Total expenses                                       12,806           13,996          36,162           27,366
                                                         ---------         --------        --------         --------
Income (loss) from operations before minority
  interests, equity in (loss) earnings of
  unconsolidated affiliates and extraordinary loss             562           (5,213)            820           (1,874)
Equity in (loss) earnings of unconsolidated affiliates         (45)              23            (393)            (247)
Minority interest in consolidated affiliates                   (27)             (46)           (133)            (135)
Minority interest in Operating Partnership                     (78)             986             538            1,072
Income before extraordinary loss                               412           (4,250)            832           (1,184)
Extraordinary loss on early retirement of long-term
  debt                                                         ---              ---            (158)             ---
                                                         ---------         --------        --------         --------
Net income (loss)                                              412           (4,250)            674           (1,184)
Dividends on preferred stock                                (1,791)          (1,803)         (5,374)          (5,409)
                                                         ---------         --------        --------         --------
Net loss available to common stockholders                $  (1,379)        $ (6,053)       $ (4,700)        $ (6,593)
                                                         =========         ========        ========         ========

Per common share data:
  Basic:
  -----
  Loss before extraordinary loss                         $   (0.59)        $  (1.56)       $  (1.90)        $  (1.68)
  Extraordinary loss                                            --               --           (0.06)             ---
                                                         ---------         --------        --------         --------
  Net loss                                               $   (0.59)        $  (1.56)       $  (1.96)        $  (1.68)
                                                         =========         ========        ========         ========
  Fully diluted:
  -------------
  Loss before extraordinary loss                         $   (0.59)        $  (1.56)       $  (1.90)        $  (1.68)
  Extraordinary loss                                            --               --           (0.06)              --
                                                         ---------         --------        --------         --------
  Net loss                                               $   (0.59)        $  (1.56)       $  (1.96)        $  (1.68)
                                                         =========         ========        ========         ========
Weighted average shares outstanding:
  Basic                                                      2,334            3,889           2,394            3,934
                                                         =========         ========        ========         ========
  Fully diluted                                              2,334            3,898           2,394            3,946
                                                         =========         ========        ========         ========

           See accompanying notes to Condensed Financial Statements.

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Nine Months Ended September 30,
                                                                                   2000                1999
                                                                             --------------------------------------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $674            $(1,184)
   Adjustments to reconcile net income to net cash provided by
       Operating activities:

           Depreciation and amortization                                            4,538              4,208
           Amortization of deferred loan costs                                        449                257
           Impairment of long-lived assets                                            ---              6,400
           Extraordinary loss on early retirement of long-term debt                   158                ---
           Net gain on sale of assets                                              (1,263)               ---
           Minority interests                                                        (405)              (937)
           Equity in loss of unconsolidated affiliates                                393                247
           Provision for doubtful accounts and notes receivables                    2,288                101
           Unbilled rent receivable, net                                             (141)              (311)
           (Increase) decrease in:
                Other receivables                                                     103               (116)
                Tenant rent and reimbursements receivable                          (4,271)              (463)
                Prepaid expense and other assets                                   (1,236)               101
                Accrued interest receivable and loan fees                             165               (906)
           Increase (decrease) in:
                Accounts payable and other liabilities                              4,336              2,087
                Tenant security deposits                                               11                 (1)
                                                                             -----------------   ------------------
Net cash provided by operating activities                                           5,799              9,483
                                                                             -----------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of real estate assets                                                    (10,385)               ---
Sale of real estate assets                                                          8,794                295
Additions to rental properties                                                     (2,326)            (2,894)
Pre-acquisition costs                                                                 385               (850)
Construction-in-progress                                                             (333)            (4,425)
Leasing commissions                                                                   (97)              (408)
Investment in mortgage loans and notes receivable, net                               (279)            (2,709)
Distributions from unconsolidated affiliates                                        1,262                236
Principal repayments on notes receivable                                              468                101
Contributions to unconsolidated affiliates                                           (292)            (1,017)
                                                                             -----------------   ------------------
Net cash used in investing activities                                              (2,803)           (11,671)
                                                                             -----------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                                              9,195             47,030
Repayment of notes payable                                                        (11,829)           (20,949)
Payment of deferred financing costs                                                  (398)              (778)
Decrease (increase) in restricted cash                                              2,587             (4,583)
Minority interest equity contribution                                                 486                ---
Purchase of common and preferred stock and partnership units                       (2,974)            (1,684)
Distributions                                                                      (7,349)           (10,914)
                                                                             -----------------   ------------------
Net cash (used in) provided by financing activities                               (10,282)             8,122
                                                                             -----------------   ------------------

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Nine Months Ended September 30,
                                                                                 2000                 1999
                                                                             -----------------  -------------------
                                                                                       (Unaudited)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (7,286)              5,934
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      7,545               1,379
                                                                             -----------------  -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   259            $  7,313
                                                                             =================  ===================
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                                          $ 9,916            $  9,738
                                                                             =================  ===================
NONCASH INVESTING AND FINANCING ACTIVITIES

Distributions declared not yet paid                                               $   370            $    559
                                                                             =================  ===================
Preferred distributions due to minority partner                                   $    43            $     21
                                                                             =================  ===================
Transfer from investments in unconsolidated affiliates to notes receivable        $ 3,070                 ---
                                                                             =================  ===================
Transfer from projects under development to building                                  ---            $ 11,262
                                                                             =================  ===================
The Company acquired an interest in an unconsolidated affiliate for the
Following noncash consideration (Note 1):

                 Land                                                                                $    947
                 Construction in progress
                                                                                                          775
                                                                                                -------------------
                                                                                                     $  1,722
                                                                                                ===================
The Company exchanged its interest in land and construction in progress
For the following noncash consideration (Note 1):
                 Investment in unconsolidated affiliates                                             $  1,722
                                                                                                ===================
Transfer note receivable to land and building:

                 Land                                                             $   252
                 Building                                                           1,009
                                                                             -----------------
                 Total                                                            $ 1,261
                                                                             =================

                 Notes receivable                                                 $ 1,261
                                                                             =================
                                                                                                       Concluded.


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

                               G&L REALTY CORP.

                                  (Unaudited)

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

                               G&L REALTY CORP.

                                  (Unaudited)

     . Tustin Heritage Park, LLC ("Heritage Park") is a California limited liability company in which the Company has a 25% equity ownership interest. In June 1999, the Company sold a vacant piece of land in Tustin to Heritage Park. In exchange, the Company received $75,000 in cash, a $425,000 first deed of trust and a 25% equity ownership interest in Heritage Park. In September 2000, the first deed of trust was increased to $675,000 in exchange for unearned development fees and an extension of the note. Heritage Park intends to develop a 53-unit senior apartment residence on the land.

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

          The information presented as of and for the nine-month periods ended September 30, 2000 and 1999 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results that might be expected for the full fiscal year.

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

     New Accounting Pronouncements - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or financial position.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transaction Involving Stock Compensation." The Company is required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The Company does not expect the application of FIN 44 to have a material impact on its consolidated financial position or results of operations.

                               G&L REALTY CORP.

                                  (Unaudited)


3.  BUILDINGS AND IMPROVEMENTS

          Buildings and improvements consist of the following:

                                                                                   September 30,       December 31,
                                                                                       2000                1999
                                                                                ------------------------------------
                                                                                              (in thousands)
           Buildings and improvements....................................       $       165,212       $      160,360
           Tenant improvements...........................................                 8,917                7,705
           Furniture, fixtures and equipment.............................                 3,118                2,668
                                                                                ---------------       --------------
                                                                                        177,247              170,733
           Less accumulated depreciation and amortization................               (28,101)             (23,912)
                                                                                ---------------       --------------
                  Total..................................................       $       149,146       $      146,821
                                                                                ===============       ==============

     Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:


         Buildings and improvements....................      40 years
         Tenant improvements...........................      Life of lease
         Furniture, fixtures and equipment.............      5 to 7 years


     Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all external costs directly related to acquisitions are capitalized.

4.  DEFERRED CHARGES AND OTHER ASSETS

           Deferred charges and other assets consist of the following:

                                                                                   September 30,       December 31,
                                                                                       2000                1999
                                                                                ---------------------------------------
                                                                                         (in thousands)
            Deferred financing costs.....................................       $           4,078     $         3,844
            Pre-acquisition costs........................................                     236                 621
            Leasing commissions..........................................                   1,553               1,711
            Prepaid expense and other assets.............................                   1,223                  57
                                                                                -----------------     ---------------
                                                                                            7,090               6,233
            Less accumulated amortization................................                  (1,848)             (1,269)
                                                                                -----------------     ---------------
                  Total...................................................      $           5,242     $         4,964
                                                                                =================     ===============

                               G&L REALTY CORP.

                                  (Unaudited)


5.  STOCKHOLDERS' EQUITY

         Distributions in excess of net income-- The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 95% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the nine months ended September 30, 2000 and for the year ended December 31, 1999:

                                                                                 September 30,       December 31,
                                                                                     2000                1999
                                                                               ----------------------------------
                                                                                          (in thousands)
         Distributions in excess of net income at beginning of period......    $       (25,412)     $     (12,194)
         Net income (loss) during period...................................                674             (2,115)
         Less: Distributions declared......................................             (6,257)           (11,103)
                                                                               ---------------      -------------
         Distributions in excess of net income (loss)......................    $       (30,995)     $     (25,412)
                                                                               ===============      =============


         Earnings per common share--Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each period. Fully diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options to purchase shares of common stock granted under the Company's 1993 Stock Incentive Plan, as amended. As of September 30, 2000 and 1999 there were approximately 250,500 and 213,500 stock options outstanding with weighted average exercise prices of $11.31 and $14.49, respectively. For the nine months ended September 30, 2000 and 1999, the incremental shares that would have been outstanding upon the assumed exercise of stock options would have been anti-dilutive and, therefore, were not considered in the computation of fully diluted earnings per share. The following table reconciles the numerator and denominator of the basic and fully diluted per share computations for net income for the three and nine months ended September 30, 2000 and 1999:

                               G&L REALTY CORP.

                                  (Unaudited)

                                                        Three months ended             Nine months ended
                                                           September 30,                  September 30,
                                                        2000           1999            2000         1999
                                                  ----------------------------------------------------------
                                                          (in thousands)                 (in thousands)
Numerator:
----------
   Net income                                       $      412    $    (4,250)      $      674    $   (1,184)
   Preferred stock dividends                            (1,791)        (1,803)          (5,374)       (5,409)
                                                    ----------    -----------       ----------    ----------
   Net loss available to common stockholders        $   (1,379)   $    (6,053)      $   (4,700)   $   (6,593)
                                                    ==========    ===========       ==========    ==========
Denominator:
------------
   Weighted average shares - basic                       2,334          3,889            2,394         3,934
   Dilutive effect of stock options                        ---              9              ---            12
                                                    ----------    -----------       ----------    ----------
   Weighted average shares - fully diluted               2,334          3,898            2,394         3,946
                                                    ==========    ===========       ==========    ==========
Per share:
----------
   Basic                                            $    (0.59)   $     (1.56)      $    (1.96)   $    (1.68)
   Dilutive effect of stock options                        ---            ---              ---           ---
                                                    ----------    -----------       ----------    ----------
   Fully diluted                                    $    (0.59)   $     (1.56)      $    (1.96)   $    (1.68)
                                                    ==========    ===========       ==========    ==========

         At various times during the nine months ended September 30, 2000 the Company repurchased a total of 301,800 shares of the Company's Common Stock at an average price of approximately $9.16 per share.

         During the nine months ended September 30, 2000 the Company also purchased 7,700 shares of its Series A Preferred Stock at an average price of $15.03 and 4,600 shares of its Series B Preferred Stock at an average price of $14.68.

                               G&L REALITY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in
Note 1. The following table provides a summary of the Company's investment in each of these entities as of September 30, 2000. (In thousands).

                                               Valley            San    Penasquitos  Penasquitos     Tustin      Pacific
                                    GLN     Convalescent        Pedro       LLC         Inc.        Heritage  Gardens, Inc.
                               --------------------------------------------------------------------------------------------
Opening balance at beginning
     of period .............   $   776      $        323    $    1,070   $    1,379    $      106  $      --   $      (312)
Equity in (loss) earnings of
     affiliates ............        (9)               (8)           79         (101)           --         --            --
Cash contributions .........        --                              --           --            --         --            --
Cash distributions .........        --              (315)          (48)      (1,128)          (86)        --            --
Equity, before inter-company
                               -------      ------------    ----------   ----------    ----------  ---------   -----------
     adjustments ...........       767                --         1,101          150            20         --          (312)
                               -------      ------------    ----------   ----------    ----------  ---------   -----------

Intercompany transactions:
Receivable (payable), net ..        64                --            57          241           (20)        13             1
Investment in unconsolidated
                               -------      ------------    ----------   ----------    ----------  ---------   -----------
     affiliates ............   $   831      $         --    $    1,158   $      391    $       --  $      13   $      (311)
                               =======      ============    ==========   ==========    ==========  =========   ===========
                                 Eagle Run,   Eagle Run,    Lakeview
                                    Inc.         LLC        Assoc.       Total
                               ---------------------------------------------------
Opening balance at beginning
     of period .............   $        61  $        654    $      250   $    4,307
Equity in (loss) earnings of
     affiliates ............          (346)           (8)           --         (393)
Cash contributions .........
Cash distributions .........            --            --            --       (1,577)
Equity, before inter-company
                               -----------  ------------  ------------   ----------
     adjustments ...........          (285)          646           250        2,337
                               -----------  ------------  ------------   ----------
Intercompany transactions:
Receivable (payable), net ..             6            47         1,939        2,348
Investment in unconsolidated
                               -----------  ------------  ------------   ----------
     affiliates ............   $      (279) $        693  $      2,189   $    4,685
                               ===========  ============  ============   ==========

                               G&L REALITY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

      Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the nine months ended September 30, 2000. (In thousands).

                                                                                                               Pacific
                                                    Valley        San     Penasquitos  Penasquitos  Tustin   Gardens    Eagle Run
                                          GLN    Convalescent    Pedro        LLC         Inc.     Heritage   Corp.       Inc.
                                       --------------------------------------------------------------------------------------------
Financial Position:
------------------
     Land ........................     $   --      $    --       $ 1,882     $    641    $  --      $   750    $   --     $    --
     Buildings ...................         --           --         4,255        6,477       --           --        --          --
     Notes receivable, net .......      1,551           --            --           --       --           --        --          --
     Other assets ................         --           --           177        1,104       --          134        --         392
     Notes payable ...............         --           --        (4,751)      (7,976)      --         (829)       --          --
     Other liabilities ...........        (21)          --          (350)        (124)     (10)         (55)     (349)       (960)
                                       ------      -------       -------     --------    -----      -------    ------     -------
Net assets .......................     $1,530      $    --       $ 1,213     $    122    $ (10)     $    --    $ (349)    $  (568)
                                       ======      =======       =======     ========    =====      =======    ======     =======

Partner's equity:
----------------
     G&L Realty Partnership, L.P.      $  767      $    --       $ 1,101     $    150    $  20      $    --    $ (312)    $  (285)
     Others ......................        763           --           112          (28)     (30)          --       (37)       (283)
                                       ------      -------       -------     --------    -----      -------    ------     -------
Total equity .....................     $1,530      $    --       $ 1,213     $    122    $ (10)     $    --    $ (349)    $  (568)
                                       ======      =======       =======     ========    =====      =======    ======     =======
Operations:
----------
     Revenues ....................     $   --      $    83       $   879     $    622    $  --      $    --    $   --     $ 1,232
     Expenses ....................        (17)         (99)         (800)        (824)      --           --        --      (1,924)
                                       ------      -------       -------     --------    -----      -------    ------     -------
Net (loss) income ................     $  (17)     $   (16)      $    79     $   (202)   $  --      $    --    $   --     $  (692)
                                       ======      =======       =======     ========    =====      =======    ======     =======

Allocation of net (loss) income:
-------------------------------
     G&L Realty Partnership, L.P.      $   (9)     $    (8)      $    79     $   (101)   $  --      $    --    $   --     $  (346)
     Others ......................         (8)          (8)           --         (101)      --           --        --        (346)
                                       ------      -------       -------     --------    -----      -------    ------     -------
Net (loss) income ................     $  (17)     $   (16)      $    79     $   (202)   $  --      $    --    $   --     $  (692)
                                       ======      =======       =======     ========    =====      =======    ======     =======


                                         Eagle Rum     Lakeview
                                            Inc.      Associates   Total
                                         -------------------------------
Financial Position
------------------
     Land ........................       $ 1,191      $    947   $  5,411
     Buildings ...................         4,997            --     15,729
     Notes receivable, net .......            --            --      1,551
     Other assets ................           836         1,681      4,324
     Notes payable ...............        (5,730)       (1,506)   (20,792)
     Other liabilities ...........           (15)         (568)    (2,452)
                                         -------      --------   --------
Net assets .......................       $ 1,279      $    554   $  3,771
                                         =======      ========   ========

Partner's equity:
     G&L Realty Partnership, L.P.        $   646     $    250   $  2,337
     Others ......................           633          304      1,434
                                         -------      --------   --------
Total equity .....................       $ 1,279     $    554   $  3,771
                                         =======      ========   ========

Operations:
----------
     Revenues ....................       $   622      $     --   $  3,438
     Expenses ....................          (639)           --     (4,303)
                                         -------      --------   --------
Net (loss) income ................       $   (17)     $     --   $   (865)
                                         =======      ========   ========

Allocation of net (loss) income:
-------------------------------
     G&L Realty Partnership, L.P.        $    (8)     $     --   $   (393)
     Others ......................            (9)           --       (472)
                                         -------      --------   --------
Net (loss) income ................       $   (17)     $     --   $   (865)
                                         =======      ========   ========

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



7.  SEGMENT INFORMATION

     In prior years, the Company has presented segment information based on the following types of investments: direct real estate investments in healthcare properties and debt obligations secured by healthcare properties. The Company believes that the composition of its direct real estate investments has changed to the extent that greater segment disclosure is necessary. The Company's business currently consists of the following segments:

     . Medical office buildings - These investments consist of 24 high quality MOBs, two retail facilities and . one parking facility totaling approximately 890,000 square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

     . Skilled nursing facilities - These investments consist of seven SNFs, one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona and one hospital located in Tustin, California. The SNFs are located in Hampden, Massachusetts, Phoenix, Arizona, Hoquiam, Washington and Chico and Paso Robles, California. Two of the SNFs were acquired through foreclosure in the first quarter of 2000 and are currently not operating. The five operating SNFs contain over 600 beds that are typically occupied by residents who require a high level of daily nursing care. The hospital consists of 183 beds and is 100% leased to a third-party operator. All of the SNFs, the apartment complex and the hospital are owned 100% by the Company. In addition, the Company currently holds the operating license in four of the seven SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, all of the assets, liabilities, revenues and expenses of these SNFs for the period from March 15, 2000 through September 30, 2000 are reflected in the condensed consolidated financial statements of the Company and the segment information provided below. The Company also holds the license to operate its SNF located in Phoenix, Arizona. On April 1, 2000, the Company terminated its lease with the operator of this SNF and entered into a management agreement with a new manager. For the nine months ended September 30, 2000, the assets, liabilities, revenues and expenses of this SNF are also included in the condensed consolidated financial statements of the Company. Furthermore, the Company will be required to pay the applicable corporate income tax on any net income produced by these SNFs, although the Company's REIT status will not be affected. While the Company does not intend to hold these operating licenses for the long term, the Company believes it is currently in the best interests to own the licenses to operate these facilities.

     . Assisted living facilities - These investments consist of four ALFs, all owned through joint ventures. The four ALFs contain over 350 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. The Company's joint venture partner in each of these ALFs operates the facility.

     . Debt obligations - These investments consist of short-term secured loans made to third parties to facilitate the acquisition of healthcare facilities. As of September 30, 2000, the Company had eight loans outstanding totaling $15.5 million.

     The tables on the following pages reconcile the Company's income and expense activity for the nine months ended September 30, 2000 and 1999 and balance sheet data as of September 30, 2000.

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


             2000 Reconciliation of Reportable Segment Information
                 For the nine months ended September 30, 2000

                                                Medical        Skilled       Assisted        Debt
                                                Office         Nursing        Living     Obligations      Other        Total
                                                ------         -------       --------    -----------      -----        -----
                                                                               (In thousands)
Revenue:
   Rents, tenant reimbursements and
     parking .............................     $  18,366      $  1,084       $  1,934    $       ---     $   ---      $ 21,384
   Patient revenues.......................           ---        12,032            ---            ---         ---        12,032
   Interest and loan fees.................           187            10            ---          1,714          61         1,972
   Net gain on sale of assets.............         1,405          (142)           ---            ---         ---         1,263
   Other income...........................           173           111            ---            ---          47           331
                                               ---------      --------       --------    -----------     -------      --------
      Total revenues......................        20,131        13,095          1,934          1,714         108        36,982
                                               ---------      --------       --------    -----------     -------      --------
Expenses:
   Property operations....................         5,264           360            110            107         ---         5,841
   Skilled nursing operations.............           ---        10,990            ---            ---         ---        10,990
   Depreciation and amortization..........         3,424           700            364            ---          50         4,538
   Interest...............................         6,864         1,557          1,141            651         122        10,335
   Provision for doubtful accounts and
     notes receivable.....................           ---           563            ---          1,725         ---         2,288
   General and administrative.............           ---           ---            ---            ---       2,170         2,170
                                               ---------      --------       --------    -----------     -------      --------
      Total expenses......................        15,552        14,170          1,615          2,483       2,342        36,162
                                               ---------      --------       --------    -----------     -------      --------
Income (loss) from operations.............         4,579        (1,075)           319           (769)     (2,234)          820
Equity in earnings (loss) of
   unconsolidated affiliates..............            79            (8)          (455)            (9)        ---          (393)
                                               ---------      --------       --------    -----------     -------      --------
Income (loss) from operations before
   minority interests.....................      $  4,658      $ (1,083)      $   (136)   $      (778)    $(2,234)     $    427
                                                ========      ========       ========    ===========     =======      ========


             1999 Reconciliation of Reportable Segment Information
                 For the nine months ended September 30, 1999

                                                 Medical      Skilled       Assisted        Debt
                                                 Office       Nursing        Living      Obligations      Other        Total
                                                 ------       -------        ------      -----------      -----        -----
                                                                                (In thousands)
Revenue:
   Rents, tenant reimbursements and
     parking ..............................    $  19,197     $   2,879     $      933    $       ---     $   ---      $ 23,009
   Interest and loan fees..................          220            19              1          1,795          93         2,128
   Other income............................          108           ---            ---            ---         247           355
                                               ---------      --------       --------    -----------     -------      --------
      Total revenues.......................       19,525         2,898            934          1,795         340        25,492
                                               ---------      --------       --------    -----------     -------      --------
Expenses:
   Property operations.....................        5,421           160              6             30         ---         5,617
   Depreciation and amortization...........        3,282           661            201            ---          64         4,208
   Impairment of long-lived assets.........        6,400           ---            ---            ---         ---         6,400
   Interest................................        7,205           605            580            (33)        470         8,827
   General and administrative..............          ---           ---            ---            ---       2,314         2,314
                                               ---------      --------       --------    -----------     -------      --------
      Total expenses.......................       22,308         1,426            787             (3)      2,848        27,366
                                               ---------      --------       --------    -----------     -------      --------
(Loss) income from operations..............       (2,783)        1,472            147          1,798      (2,508)       (1,874)
Equity in earnings (loss) of
   unconsolidated affiliates...............          216           (25)          (492)            54         ---          (247)
                                               ---------      --------       --------    -----------     -------      --------
(Loss) income from operations before
minority interests.........................    $  (2,567)     $  1,447       $   (345)   $     1,852     $(2,508)     $ (2,121)
                                               =========      ========       ========    ===========     =======      ========

                               G&L REALTY CORP.

                                  (Unaudited)


             2000 Reconciliation of Reportable Segment Information
                           As of September 30, 2000

                                                Medical          Skilled       Assisted        Debt
                                                Office           Nursing        Living      Obligations     Other        Total
                                                ------           -------        ------      -----------     -----        -----
                                                                                  (In thousands)
 Rental properties.........................   $  130,419        $   30,763     $  21,952    $       ---   $   251      $183,385
 Mortgage loans and notes receivable, net..          ---               ---           ---         15,756       ---        15,756
 Other assets..............................       13,782             6,107         4,002          2,017      (460)       25,448
                                              ----------        ----------     ---------    -----------   -------      --------
      Total assets.........................   $  144,201        $   36,870     $  25,954    $    17,773   $  (209)     $224,589
                                              ==========        ==========     =========    ===========   =======      ========

Other assets:
   Cash and cash equivalents...............   $      452        $      126     $     206    $       ---   $  (525)     $    259
   Restricted cash ........................        4,654               681            49            792       ---         6,176
   Tenant rent and reimbursement
      receivable, net......................        1,594             3,883           641             21        11         6,150
   Unbilled rent receivable, net...........        2,278                99           ---            ---       ---         2,377
   Other receivables, net..................           13               ---           ---             55       ---            68
   Investment in unconsolidated affiliates         1,158               ---         2,696            831       ---         4,685
   Deferred financing costs, net...........        1,703               693           367            255       ---         3,018
   Pre-acquisition costs...................          124                49           ---             63       ---           236
   Construction in progress................          164               327           ---            ---       ---           491
   Deferred lease costs, net...............          753                12           ---            ---       ---           765
   Prepaid expense and other...............          889               237            43            ---        54         1,223
                                              ----------        ----------     ---------    -----------   -------      --------
      Total  other  assets.................   $   13,782        $    6,107     $   4,002    $     2,017   $  (460)     $ 25,448
                                              ==========        ==========     =========    ===========   =======      ========


8.  COMMITMENTS AND CONTINGENCIES

     Neither the Company, the Operating Partnership, the Financing Entities, the Subsidiaries, Maryland Gardens, the Roxbury Partnership, Valencia, Pacific Gardens, Hoquiam, Lyons, Coronado, Tarzana, Heritage, Massachusetts, Aspen, the Unconsolidated Affiliates nor any of the assets within their portfolios of MOBs, parking facilities, and retail space (the "Properties") is currently a party to any material litigation, except as discussed below.

     On August 15, 1997, a subsidiary of the Company, GL/PHP, LLC ("GL/PHP") borrowed $16 Million from Nomura Asset Capital Corp. ("Nomura"), the proceeds of which were used to repay a loan made by PHP Healthcare Corporation ("PHP") in connection with the purchase by GL/PHP of six New Jersey primary care centers (the "New Jersey Properties"). Nomura received a first lien against the real properties. The New Jersey Properties were leased by Pinnacle Health Enterprises, LLC ("Pinnacle"), a subsidiary of PHP, and PHP guaranteed the lease. Concurrently with the $16 million loan, the Operating Partnership obtained a new $2 million loan from PHP evidenced by a $2 million promissory note payable to PHP. The note by its terms was nonnegotiable and provided for a right of offset against payments of interest and principal in an amount equal to any losses sustained by reason of any defaults by Pinnacle under its lease with GL/PHP, discussed below.

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

     The Operating Partnership filed a declaratory relief action in the New Jersey State Court seeking a determination that LaSalle National Bank ("LaSalle"), the successor to Nomura, as trustee for the holders of certain obligations including the

                               G&L REALTY CORP.

                                  (Unaudited)

Nomura loan, did not have any rights against said $2 million note. LaSalle, by and through CapMark, filed an action in March 2000 in the United States District Court, Central District of California seeking to cause the Operating Partnership to turn over the $2 Million borrowed from PHP as part of the security LaSalle claims it is entitled to under the deed of trust and assignment of rent with GL/PHP. After proceedings in both California and New Jersey, it was determined that this matter will be heard in the Federal District Court in New Jersey. The Operating Partnership believes that LaSalle is not entitled to these funds and that LaSalle will not be successful in its claims but no assurances can be given at this time that this result will be obtained.

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

     The Company is the guarantor on a $500,000 letter of credit in favor of NVHF Affiliates, LLC, a non-profit low-income apartment owner. The Company holds an unsecured promissory note from NVHF Affiliates, LLC in the same amount. The Company at this time does not anticipate having to pay anything under this letter of credit.

     The Cigna Health Care Building in Irwindale, California is a two-story MOB which is 100% leased to Cigna Healthcare of California ("Cigna"). Rent obligations under the lease are guaranteed by Cigna Health Care, Inc., the parent company of Cigna. The lease also provides for certain rights against Med Partners, Inc., a former sub-tenant of Cigna. The lease provides for monthly rent of $91,000 triple net and expires on November 30, 2004. The property was vacated in stages by Med Partners beginning in September 1998, but Med Partners continued to pay rent until December 1999. In December 1999, Cigna and Med Partners defaulted on the rent and the Company has sued both Cigna and Med Partners to recover the delinquent rent payments. As of September 30, 2000, the total delinquent amount was approximately $1.0 million. In addition, the Company has received possession of the building and has hired a broker to lease the building. Cigna, as lessee, and Cigna Health Care, Inc., as guarantor, both remain liable for all future rent through the lease expiration date and all costs of re-leasing the premises. Summary judgement proceedings are expected to commence in November 2000. The Company believes that it is entitled a favorable judgement, but no assurances can be given at this time that this result will be obtained.

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

                               G&L REALTY CORP.

                                  (Unaudited)

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

     During the first three quarters of 2000, the Company repaid its $4.6 million line of credit with Tokai Bank of California in full. On October 16, 2000, the Company established a new unsecured line of credit in the amount of $0.5 million with Tokai Bank. The new note is due on February 1, 2001.

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

Results of Operations
---------------------

     Comparison of the Nine Month Period Ended September 30, 2000 versus the Nine Month Period Ended September 30, 1999.

     Total revenues increased by $11.5 million, or 45%, from $25.5 million in the first three quarters of 1999, to $37.0 million for the same period in 2000. Patient revenues relating to the skilled nursing facilities in which the Company currently owns the license to operate accounted for $12.0 million of this increase. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs comprising 383 beds owned by the Company and located in Hampden, Massachusetts. As a result of the license transfer, all of the assets, liabilities, revenues and expenses of these SNFs for the period from March 15, 2000 through September 30, 2000 are reflected in the condensed consolidated financial statements of the Company. In addition, the Company holds the license to operate its 98-bed SNF located in Phoenix, Arizona. On April 1, 2000, the Company terminated its lease with the previous manager and entered into a management agreement with a new manager. As a result, all of the assets, liabilities, revenues and expenses of this SNF for the period of April 1, 2000 through September 30, 2000 are also reflected in the condensed consolidated financial statements of the Company. The consolidation of the operating revenues and expenses related to the three SNFs in Massachusetts accounted for a $10.7 million increase in rental revenues while the SNF in Arizona accounted for an additional $1.3 million.

     Rents, tenant reimbursements and parking revenues decreased by $1.6 million, or 7%, from $23.0 million in the first three quarters of 1999, to $21.4 million for the same period in 2000. $1.6 million of this decrease is related to the loss of rental revenue from the skilled nursing facilities discussed above in which the Company now owns the license to operate. Previously, the Company collected monthly rent for these facilities in the form of lease payments from the prior operator. Excluding the loss of these lease payments, rents, tenant reimbursements and parking revenues remained unchanged in the first three quarters of 2000 compared to the same period in 1999. Increases in rental revenues resulting from recently completed construction projects in Valencia and Aliso Viejo of $0.9 million, revenues of $0.8 million relating to the January 2000 acquisition of an 80-unit, 44,117 square foot ALF located in Tarzana, California and revenues of $0.3 million resulting from increased occupancy at the ALF in Santa Monica were offset by a decrease of $2.0 million in rental revenue related to the foreclosure of the Company's six MOBs located in New Jersey as discussed in Footnote 8 of the Notes to the Condensed Consolidated Financial Statements.

     Interest and loan fee income decreased approximately $0.2 million, or 10%, from $2.1 million in the first three quarters of 1999, to $1.9 million for the same period in 2000. This decrease was due to a $0.6 million decrease in interest income related to the March 31, 1999 long-term refinancing of the Company's note receivable secured by the St. Thomas More SNF in Hyattsville, Maryland. This decrease was offset by an increase of $0.3 million in interest income related to the financing of an apartment complex located in Tulsa, Oklahoma by the Company in December 1999 as well as a $0.1 million increase in interest earned on cash on hand.

     The Company recognized a net gain on the sale of assets in the amount of $1.3 million in the first three quarters of 2000. The sale, in January 2000, of a 33,000 square foot MOB located in Aliso Viejo, California to Hoag Memorial Hospital accounted for $1.4 million of the gain. This gain was offset by the loss of $142,000 on the sale of the Company's 50% interest in Valley Convalescent, LLC, an unconsolidated affiliate.

     Total expenses increased by $8.8 million, or 32%, from $27.4 million for the nine months ended September 30, 1999, to $36.2 million for the same period in 2000. A portion of the increase in expenses was due to an increase of $2.3 million in the Company's allowance for doubtful accounts and notes receivable. In addition, a $6.4 million decrease resulted from the impairment of the Company's six MOBs located in New Jersey in the third quarter of 1999. The consolidation of the operating revenues and expenses of the three Hampden SNFs from March 15 through September 30, 2000 and the Arizona SNF from April 1, 2000 through September 30, 2000 as discussed above accounted for $11.0 million of this increase in total expenses.

     Property operating expenses increased by $0.2 million in the first three quarters of 2000 compared to the same period in 1999. Development projects completed by the Company during 1999 and 2000 accounted for a $0.3 million increase in property expenses. In addition, the acquisition of an ALF in Tarzana, California accounted for a $0.1 million increase. These increases were offset by a $0.2 million decrease in management and overhead expenses associated with a wholly-owned subsidiary formed by the Company in November 1998 for the purpose of making loans to obtain healthcare facilities. This subsidiary ceased operations in April 1999.

     Depreciation and amortization increased $0.3 million, or 7%, from $4.2 million for the nine months ended September 30, 1999, to $4.5 million for the same period in 2000. This increase was attributable to property acquisitions made by the Company during 2000 as well as new property developments opened during 1999 and 2000.

     Interest expense increased $1.5 million, or 17%, from $8.9 million for the nine months ended September 30, 1999, to $10.4 million for the same period in 2000. This increase was mainly due to interest incurred on new borrowings of $48 million made by the Company in 1999 and 2000, as well as the assumption of $7.5 million in debt associated with the acquisition of the ALF in Tarzana, California.

     General & Administrative costs decreased $0.1 million, or 4%, from $2.3 million for the nine months ended September 30, 1999, to $2.2 million for the same period in 2000. This decrease was attributed to lower payroll costs as well as lower costs associated with the Company's annual report.

     Equity in loss of unconsolidated affiliates decreased $0.1 million for the nine months ended September 30, 2000 compared to the same period in 1999. This decrease was primarily the result of start-up losses associated with the Company's 50% investment in Penasquitos LLC and the Company's 50% investment in Eagle Run Inc. In March 1999, The Arbors at Rancho Penasquitos, an ALF owned by the Company through Penasquitos LLC, commenced operations. The facility has been in a lease-up phase since opening in March 1999 and therefore has been producing a net loss. Eagle Run commenced operations in November 1999 and also produced a net loss for the first three quarters of 2000. Occupancy rates at both facilities are increasing on a monthly basis and are expected to stabilize by the end of 2000 or early 2001, at which time both facilities are expected to produce income for the Company.

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

     Net income increased $1.9 million, from a net loss of $1.2 million for the nine months ended September 30, 1999 to a gain of $0.7 million for the same period in 2000. This increase was primarily due to the $6.4 million decrease in impairment of assets and the $1.3 million increase in gains on sale of assets. These were offset by the $2.3 million increase in provisions for doubtful accounts and notes receivable, the $1.5 million increase in interest expense, the $1.6 million decrease in rents, tenant reimbursements and parking revenues, the $0.3 million increase in depreciation and amortization expense, the $0.2 million increase in operating expenses and the $0.2 million decrease in interest and loan fee income.

     Comparison of the Three Month Period Ended September 30, 2000 versus the Three Month Period Ended September 30, 1999.

     Total revenues increased by $4.6 million, or 52%, from $8.8 million in the three months ended September 30, 1999, to $13.4 million for the same period in 2000. Patient revenues relating to the skilled nursing facilities in which the Company currently owns the license to operate accounted for $5.7 million of this increase. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs comprising 383 beds owned by the Company and located in Hampden, Massachusetts. As a result of the license transfer, all of the assets, liabilities, revenues and expenses of these SNFs for the period from March 15, 2000 through September 30, 2000 are reflected in the consolidated financial statements of the Company. In addition, the Company holds the license to operate its 98-bed SNF located in Phoenix, Arizona. On April 1, 2000, the Company terminated its lease with the previous manager and entered into a management agreement with a new manager. As a result, all of the assets, liabilities, revenues and expenses of this SNF for the period of April 1, 2000 through September 30, 2000 are also reflected in the consolidated financial statements of the Company. The consolidation of the operating revenues and expenses related to the three SNFs in Massachusetts accounted for a $5.0 million increase in rental revenues while the SNF in Arizona accounted for an additional $0.7 million.

     Rents, tenant reimbursements and parking revenues decreased by $0.9 million, or 11%, from $7.9 million in the three months ended September 30, 1999, to $7.0 million for the same period in 2000. $0.7 million of this decrease is related to the loss of rental revenue from the skilled nursing facilities discussed above in which the Company now owns the license to operate. Previously, the Company collected monthly rent for these facilities in the form of lease payments from the prior operator. Excluding the loss of these lease payments, rents, tenant reimbursements and parking revenues decreased approximately $0.2 million. A decrease of $0.7 million in rental revenue resulted from the foreclosure of the Company's six MOBs located in New Jersey as discussed in Footnote 8 of the Notes to the Condensed Consolidated Financial Statements. This decrease was offset by increases in rental revenues resulting from recently completed construction projects in Valencia and Aliso Viejo of $0.2 million as well as revenues of $0.3 million relating to the January 2000 acquisition of an 80-unit, 44,117 square foot ALF located in Tarzana, California.

     Interest and loan fee income decreased approximately $0.2 million, or 25%, from $0.8 million in the three months ended September 30, 1999 to $0.6 million for the same period in 2000. This decrease was related to a $0.3 million decrease in interest income related to the long-term refinancing of the Company's notes receivable secured by the St. Thomas More SNF in Hyattsville, Maryland. This decrease was offset by additional interest income of $0.1 million related to the financing of an apartment complex located in Tulsa, Oklahoma by the Company in December 1999.

     Total expenses decreased by $1.2 million, or 9%, from $14.0 million for the three months ended September 30, 1999, to $12.8 million for the same period in 2000. The consolidation of the operating revenues and expenses of the three Hampden SNFs from March 15 through September 30, 2000 and the Arizona SNF from April 1, 2000 through September 30, 2000 as discussed above accounted for $5.2 million of this increase in total expenses.

     Property operating expenses decreased by $0.1 million, or 5%, from $2.0 million for the three months ended September 30, 1999, to $ $1.9 million for the same period in 2000. This decrease is primarily related to the foreclosure of the Company's six MOBs located in New Jersey.

     Depreciation and amortization remained unchanged for the three months ended September 30, 1999 compared to the same period in 2000. Increases of $0.1 million attributable to property acquisitions made by the Company during 2000 as well as new property developments opened during 1999 and 2000 were offset by a $0.1 million decrease in depreciation expense related to the foreclosure of the Company's six MOBs located in New Jersey.

     Interest expense increased $0.2 million, or 6%, from $3.3 million for the three months ended September 30, 1999, to $3.5 million for the same period in 2000. This increase was mainly due to interest incurred on new borrowings of $38 million made by the Company in 1999 and 2000, as well as the assumption of $7.5 million in debt associated with the acquisition of an ALF in Tarzana, California.

     General & administrative costs decreased $0.2 million, or 22%, from $0.9 million for the three months ended September 30, 1999, to $0.7 million for the same period in 2000. This decrease was attributed to lower payroll costs as well as lower costs associated with the Company's annual report.

     The impairment of long-lived assets decreased by $6.4 million in the third quarter of 2000 compared to the same period in 1999. In the third quarter of 1999, the Company recorded a non-cash accounting charge related to the impairment of the six MOBs located in New Jersey. The fair market value of these buildings were calculated on the basis of estimated future cash flows and resulted in a write down of the carrying vale of these buildings of $6.4 million.

     Equity in loss of unconsolidated affiliates decreased $0.1 million for the three months ended September 30, 2000 compared to the same period in 1999. This decrease was primarily the result of start-up losses associated with the Company's 50% investment in Penasquitos LLC and the Company's 50% investment in Eagle Run Inc. In March 1999, The Arbors at Rancho Penasquitos, an ALF owned by the Company through Penasquitos LLC, commenced operations. The facility has been in a lease-up phase since opening in March 1999 and therefore has been producing a net loss. Eagle Run commenced operations in November 1999 and also produced a net loss for the third quarter of 2000. Occupancy rates at both facilities are increasing on a monthly basis and are expected to stabilize by the end of 2000 or early 2001, at which time both facilities are expected to produce income for the Company.

     Net income increased $4.6 million from a net loss of $4.2 million for the three months ended September 30, 1999 to a net gain of $0.4 million for the same period in 2000. This increase was primarily due to the $6.4 million decrease in the impairment of long-lived assets offset by the $0.9 million decrease in rents, tenant reimbursements and parking revenues, the $0.2 million decrease in interest and loan fee income, the $0.2 million increase in interest expense and the $0.1 million decrease in equity in losses from unconsolidated affiliates.


Liquidity and Capital Resources
-------------------------------

     As of September 30, 2000, the Company's direct investment in net real estate assets totaled $183.9 million, $4.7 million in joint ventures and $15.8 million invested in mortgage loans and notes receivable. Debt outstanding as of September 30, 2000 totaled $174.7 million.

     The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities. These funds primarily consist of Funds from Operations ("FFO - see discussion below of FFO). The Company's external sources of capital consist of various secured loans and a line of credit. During the first nine months of 2000, the Company sold a 33,000 square foot MOB located in Aliso Viejo, Caliornia for $8.3 million. The Company used the proceeds to repay a $5.5 million loan that was secured by the MOB. The Company used the remaining proceeds to repay $3.0 million on its line of credit with Tokai Bank of California. On August 24, 2000, the Company repaid the remaining balance of $1.6 million. The line of credit expired on August 31, 2000. In October 2000, the Company obtained a new unsecured line of credit with Tokai Bank of California in the amount of $0.5 million. The line of credit is due on February 1, 2001 and currently has an outstanding balance of $0.5 million. In January 2000, as part of its acquisition of a $10.4 million, 80-unit ALF in Tarzana, California, the Company assumed three loans totaling $7.5 million. The loans bear interest at rates ranging from 7.5% to 8.5% and are due in 2006. In March 2000, the Company refinanced its existing $6.3 million mortgage on one of its joint venture ALFs with an $8.5 million long-term HUD loan at an interest rate of 8.3%. The Company received net proceeds of $1.1 million from the refinancing. In April 2000, a lender released to the Company from escrow $1.25 million in loan proceeds. The lender reserved a total of $2.5 million from a $10 million loan until the Company leased a certain percentage of the secured property. The remaining $1.25 million in loan proceeds was released by the lender in July 2000. In July 2000, the Company also obtained a line of credit secured by the accounts receivable at the Company's three SNFs located in Massachusetts. The Company received net proceeds of $1.25 million from the line of credit. The line of credit is guaranteed by the Company.

     The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first, second and third quarters of 2000 in the amount of $0.125 per common share. These distributions were paid on April 15, July 15 and October 15, 2000 to stockholders of record on March 31, June 30 and September 30, 2000, respectively. The Company also paid monthly dividends of $0.6 million to holders of the Company's Preferred Stock on the fifteenth day of each month during the first, second and third quarters to holders of record on the first day of each month. The Company distributed dividends of $1.1 million to holders of the Company's Common Stock during the first nine months of 2000 while the Company's FFO was a negative $1.9 million for the same period. However, excluding the $2.3 million increase in the provision for doubtful accounts and notes receivable, the Company's FFO for the first three quarters of 2000 was $0.4 million.

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

Historical Cash Flows
---------------------

     The Company's net cash provided by operating activities decreased $3.7 million, or 39%, from $9.5 million for the nine months ended September 30, 1999 to $5.8 million for the same period in 2000. The decrease is due primarily to a $6.4 million decrease in the impairment of long-lived assets, a $3.8 million increase in tenant rent and reimbursements receivable, a $1.3 million increase in net gain on sale of assets offset by a $1.9 million increase in net income, a $2.1 million increase in provisions for doubtful accounts and notes receivables, a $1.1 decrease in accrued interest receivable and a $2.2 million increase in accounts payable and other liabilities.

     Net cash used in investing activities decreased $8.9 million, or 76%, from $11.7 million for the nine months ended September 30, 1999 to $2.8 million for the same period in 2000. The decrease was primarily due to a $8.5 million increase in the sale of real estate assets, the $4.1 million decrease in construction-in-progress expenditures, a $1.0 million increase in distributions from unconsolidated affiliates, a $1.2 million decrease in pre-acquisition costs, a $2.4 million decrease in investments in mortgage loans and notes receivable, a $0.7 million decrease in contributions to unconsolidated affiliates, a $0.4 million increase in principal repayments on notes receivable and a $0.3 million decrease in leasing commission costs. These were offset by a $10.4 million increase in purchases of real estate assets.

     Cash flows used in or provided by financing activities decreased by approximately $18.4 million from cash provided of $8.1 million for the nine months ended September 30, 1999, to cash used of $10.3 million for the same period in 2000. The decrease is due primarily to a decrease in notes payable proceeds of $37.8 million and an increase in purchases of the Company's Common Stock of $1.3 million. These were offset by a decrease in repayments of notes payable of $9.1 million, a decrease in restricted cash of $7.1 million, a decrease in distributions of $3.6 million and an increase in minority interest contributions of $0.5 million.

New Accounting Pronouncements
-----------------------------

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000. Management does not expect the adoption of SAB 101 to have a material effect on the Company's results of operations or financial position.

     In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transaction Involving Stock Compensation." The Company is required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The Company does not expect the application of FIN 44 to have a material impact on its consolidated financial position or results of operations.

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

     The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 1999 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and nine- month periods ended September 30, 2000 and 1999.

                               G&L REALTY CORP.
                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                   (Unaudited)


                                                                For the Three Month           For the Nine Month
                                                             Periods Ended September 30,    Periods Ended September 30
                                                                2000           1999           2000           1999
                                                            ------------- --------------  -------------- -------------
                                                                  (in thousands)                (in thousands)
Funds from Operations/(1)/
--------------------------
Net income (loss)......................................     $    412       $  (4,250)       $      674     $    (1,184)
Minority interest in Operating Partnership.............           78            (986)             (538)         (1,072)
                                                            ----------------------------------------------------------
Income (loss) for Operating Partnership................          490          (5,236)              136          (2,256)
Depreciation of real estate assets.....................        1,285           1,301             3,979           3,702
Amortization of deferred lease costs...................           65              69               217             186
Net gain on sale of assets.............................          ---             ---            (1,263)            ---
Depreciation from unconsolidated affiliates............           70              47               326             147
Extraordinary loss on early retirement of debt.........          ---             ---               158             ---
Adjustment for minority interest in consolidated
    affiliates.........................................          (36)            (14)             (103)            (64)
Dividends on preferred stock...........................       (1,791)         (1,803)           (5,374)         (5,409)
                                                            ----------------------------------------------------------
Funds from Operations/(1)/.............................     $     83       $  (5,636)       $   (1,924)    $    (3,694)
                                                            ===========================================================
Weighted average shares outstanding/(2)/
----------------------------------------
Basic                                                          2,959           4,514             3,019           4,559
                                                            ==========================================================
Fully diluted                                                  2,959           4,523             3,019           4,571
                                                            ==========================================================

Additional Data
---------------
Cash flows:
----------
    Operating activities...............................     $  1,792       $   4,616        $    5,799     $     9,483
    Investing activities...............................         (893)         (4,281)           (2,803)        (11,671)
    Financing activities...............................       (1,770)          5,093           (10,282)          8,122

Capital expenditures
--------------------
    Building improvements..............................     $     86       $     595        $      806     $     1,270
    Tenant improvements................................          110             620             1,212           1,538
    Furniture, fixtures & equipment....................          215             ---               308             103
    Leasing commissions................................           28              55                97             408

Depreciation and amortization
-----------------------------
    Depreciation of real estate assets.................     $  1,285       $   1,301        $    3,979     $     3,702
    Depreciation of non-real estate assets.............          122             103               342             320
    Amortization of deferred lease costs...............           65              69               217             186
    Amortization of deferred licensing costs...........           13             ---                22             ---
    Amortization of capitalized financing costs........          160             134               449             257

    Accrued rent in excess of billed rent..............     $     58       $     159        $      150     $       311


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

Item 2   Changes in Securities.

             None.

Item 3   Defaults Upon Senior Securities.

             As discussed in Note 8 to the Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources, GL/PHP defaulted on the $15.5 million loan, which is secured by the six MOBs in New Jersey. The amount in default is $15.5 million.

Item 4   Submission of Matters to a Vote of Security Holders.

             None.


Item 5   Other Information.

             None.

Item 6        Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit No.     Note                   Description
       -----------    ------  --------------------------------------------------
            3.1        (1)    Amended and Restated Articles of Incorporation of
                              G&L Realty Corp.

            3.2        (3)    Amended and Restated Bylaws of G&L Realty Corp.

           10.1 (c)    (2)    Executive Employment Agreement between G&L Realty
                              Corp. and Daniel M. Gottlieb.

           10.2 (c)    (2)    Executive Employment Agreement between G&L Realty
                              Corp. and Steven D. Lebowitz.

           10.3        (2)    Agreement of Limited Partnership of G&L Realty
                              Partnership, L.P.

           10.4 (c)    (1)    1993 Employee Stock Incentive Plan

           10.5        (1)    Form of Indemnity Agreement between G&L Realty
                              Corp. and directors and certain officers.

           10.8.2      (2)    Option Notice with respect to Sherman Oaks Medical
                              Plaza.

           10.9.2      (1)    Agreement for Purchase and Sale of Limited
                              Partnership Interests (435 North Roxbury Drive,
                              Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October
                              29, 1993.

           10.11       (1)    Agreement for Transfer of Partnership Interests
                              and Other Assets by and between G&L Realty Corp.
                              and Reese Milner, Helen Milner and Milner
                              Development Corp., dated as of October 29, 1993.

           10.12       (1)    Nomura Commitment Letter with respect to the
                              Acquisition Facility.

           10.12.2     (3)    Amended and Restated Mortgage Loan Agreement dated
                              as of January 11, 1995 among G&L Financing
                              Partnership, L.P., Nomura Asset Capital
                              Corporation and Bankers Trust Company of New York.

           10.16       (1)    Investment Banking and Financial Advisory
                              Agreement between G&L Development and Gruntal &
                              Co., Incorporated.

           10.17       (1)    Security Agreement dated as of December 16, 1993
                              by and between Daniel M. Gottlieb, Steven D.
                              Lebowitz and Milner Investment Corporation.

           10.18       (2)    Security Agreement dated as of December 16, 1993
                              by and between Daniel M. Gottlieb, Steven D.
                              Lebowitz and Reese L. Milner, II.

           10.19       (2)    Security Agreement dated as of December 16, 1993
                              by and between Daniel M. Gottlieb, Steven D.
                              Lebowitz and Reese L. Milner, II.

           10.20       (2)    Security Agreement dated as of December 16, 1993
                              by and between Daniel M. Gottlieb, Steven D.
                              Lebowitz and Reese L. Milner, II, Helen Milner and
                              John Milner, as Trustees of the Milner Trust.

           10.21       (2)    Security Agreement dated as of December 16, 1993
                              by and between Daniel M. Gottlieb, Steven D.
                              Lebowitz and Reese L. Milner, II.

           10.22       (4)    Amended and Restated Mortgage Loan Agreement by
                              and between G&L Realty Financing Partnership II,
                              L.P., as Borrower, and Nomura Asset Capital
                              Corporation, as Lender, dated as of October 31, 1995.

(c)  Exhibits - (continued from previous page)


         Exhibit No.   Note                       Description
         -----------   ----   --------------------------------------------------
           10.24       (4)    Property Management Agreement between G&L Realty
                              Financing Partnership II, L.P., as owner, and G&L
                              Realty Partnership, L.P., as agent, made August
                              10, 1995

           10.25       (5)    Commitment Letter between G&L Realty Partnership,
                              L. P. and Nomura Asset Capital Corporation, dated as of September 29, 1995.

           10.30       (6)    Mortgage Loan Agreement dated as of May 24, 1996
                              by and between G&L Medical Partnership, L.P. as Borrower and Nomura Asset Capital Corporation as
                              Lender.

           10.38       (7)    Limited Liability Company Agreement by and between
                              G&L Realty Partnership, L.P., a Delaware limited partnership, and Property Acquisition Trust I, a
                              Delaware business trust, for the purpose of creating a Limited Liability Company to be named
                              GLN Capital Co., LLC, dated as of November 25,
                              1996.

           10.39       (7)    Limited Liability Company Agreement by and between
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

           10.49       (10)   Mortgage Note in which GL/PHP, LLC a Delaware
                              limited liability company (the "Maker") promises to pay to the order of Nomura Asset Capital
                              Corporation, a Delaware corporation, the principal sum of $16,000,000.00, dated August 15, 1997.

           10.50       (10)   Mortgage, Assignment of Leases and Rents and
                              Security Agreement by GL/PHP, LLC a Delaware limited liability company (the "Mortgagor") to Nomura Asset Capital Corporation, a Delaware corporation (the "Mortgagee"), dated August 15,
                              1997.

           10.51       (10)   Assignment of Leases and Rents by GL/PHP, LLC a
                              Delaware limited liability company (the
                              "Assignor") to Nomura Asset Capital Corporation, a
                              Delaware corporation (the "Assignee"), dated
                              August 15, 1997.

(c)   Exhibits - (continued from previous page)


        Exhibit No.    Note                   Description
        -----------    ----   --------------------------------------------------
           10.52       (10)   Environmental and Hazardous Substance
                              Indemnification Agreement by GL/PHP, LLC a
                              Delaware limited liability company (the
                              "Borrower") to Nomura Asset Capital Corporation, a
                              Delaware corporation (the "Lender"), dated August
                              15, 1997.

           10.58       (11)   Limited Liability Company Agreement of G&L
                              Hampden, LLC.

           10.68       (12)   Promissory Note in the Amount of $2,799,490.00
                              given by Valley Convalescent, LLC in favor of G&L
                              Realty Partnership, L.P.

           10.69       (12)   Deed of Trust, Security Agreement, Fixture Filing
                              with Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley
                              Convalescent, LLC and G&L Realty Partnership, L.P.

           10.70       (12)   Assignment of Leases and Rents, dated as of August
                              29, 1997, by and between Valley Convalescent, LLC and G&L Realty Partnership, L.P.

           10.77       (13)   Agreement for Transfer of Property by and among
                              G&L Coronado, LLC as Transferor and G&L Realty
                              Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

           10.78       (13)   Tenant Estoppel and Real Estate Lease between G&L
                              Coronado, LLC as Landlord and Coronado Managers
                              Corp. as Tenant dated December 1, 1998.

           10.79       (13)   Guaranty of Lease between Steven D. Lebowitz and
                              Daniel M. Gottlieb (collectively "Guarantor") in favor of G&L Coronado, LLC ("Landlord").

           10.80       (14)   Promissory Note in the Amount of $2,000,000 given
                              by G&L Realty Corporation in favor of Reese L.
                              Milner, as Trustee of The Milner Trust.

           10.81       (15)   Loan Agreement in the amount of $13.92 million
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



(b)  Reports on Form 8-K

     There have been no reports filed on Form 8-K during the quarter ended September 30, 2000.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               G&L REALTY CORP.




Date:  November 14, 2000                   By:  /s/ David E. Hamer
                                               -----------------------------
                                                    David E. Hamer
                                                    Chief Accounting Officer