Form 10-K
period 2000-12-31
G&L REALTY CORP
filed 2001-04-02
CIK 912240

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ____________________
                                   FORM 10-K

(Mark One)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 2000

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from _____ to _____

                        Commission file number 1-12566
                             ____________________

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

      Registrant's telephone number, including area code: (310) 273-9930
                             ____________________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No ____
                                              ---
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant (based on the closing price of such stock, as reported on the New York Stock Exchange, on March 30, 2001) was $17,007,000.

    The number of shares outstanding of the Registrant's Common Stock, $.01 par value (the "Common Stock"), as of March 30, 2001, was 2,333,800 shares.


================================================================================

                          ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

PART I

ITEM 1.    BUSINESS...............................................................................    1
ITEM 2.    PROPERTIES.............................................................................    7
ITEM 3.    LEGAL PROCEEDINGS......................................................................   24
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................   25

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................   26
ITEM 6.    CONSOLIDATED SELECTED FINANCIAL DATA...................................................   27
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..   29
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................   40
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.............................................   41
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...   41

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................   41
ITEM 11.   EXECUTIVE COMPENSATION.................................................................   41
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................   41
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................   41

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................   42

                                    PART I


ITEM 1.  BUSINESS

General

     The Company is a self-managed real estate investment trust ("REIT") that owns, acquires, develops, manages and leases health care properties. The Company's business currently consists of investments, made either directly or through joint ventures, in medical office buildings ("MOB"), assisted living facilities ("ALF"), skilled nursing facilities ("SNF") and in debt obligations secured by health care properties. The Company was incorporated in Maryland on September 15, 1993.

Acquisition of all Outstanding Shares of Common Stock

     On November 30, 2000, the Company received a proposal from Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company, to acquire all the outstanding shares of Common Stock of the Company not held by them for a cash price of $10.00 per share. The proposal contemplates a merger of an entity newly formed by Messrs. Gottlieb and Lebowitz with and into the Company. The Series A and Series B Preferred Stock would remain outstanding following the consummation of the transaction. The proposal was conditioned upon, among other things, approval of the Board of Directors and stockholders of the Company, the negotiation of mutually satisfactory definitive agreements, and the receipt by Messrs. Gottlieb and Lebowitz of satisfactory financing to complete the transaction. Upon receipt of the proposal, the Board of Directors of the Company formed a special committee comprised of Craig Tompkins, as chairman, Dr. Richard Lesher, Charles Reilly and Leslie Michelson to consider the proposal. The special committee was empowered to evaluate and, if appropriate, negotiate with respect to the proposal and to make a recommendation to the Board of Directors with respect to any proposed transaction.

     On February 16, 2001, the Company received a revised proposal from Messrs. Gottlieb and Lebowitz under which they would acquire all the outstanding shares of Common Stock of the Company not held by them for a cash price of $11.00 per share. The revised proposal was submitted to the special committee of the Company's Board of Directors for review.

Description of Business

     The MOB business strategy is to acquire, develop, manage and lease a portfolio of medical office buildings. The Company currently seeks growth opportunities mainly in Southern California through acquisition and development of additional MOBs directly or through strategic joint ventures. The MOB portfolio currently consists of approximately 874,000 rentable square feet. The Company directly owns 21 high quality MOBs, an adjacent parking facility and two retail facilities and indirectly owns three additional MOBs (collectively, the "MOB Properties"). All of the MOB Properties are located in California. Several of the MOB Properties include retail space on the ground level. As of January 31, 2001, the MOB Properties were 95.7% leased.

     The ALF and SNF business strategy is to capitalize on consolidation opportunities in the assisted living and skilled nursing facility industry by making selected equity investments in ALFs and SNFs. The Company directly and indirectly owns five ALFs, including a project under development, seven SNFs, one hospital, and two senior resident apartment complexes, including one under development (collectively, the "ALF and SNF Properties"). Four of the five ALFs are located in Southern California and one is located in Omaha, Nebraska. Three of the SNFs are located in Massachusetts, two in California, one in Arizona and one in Washington. The hospital is located in Southern California and the two senior resident apartment complexes are located in Arizona and Southern California, respectively. The ALF and SNF Properties have an aggregate of 1,266 beds or units. In addition to the

ALF and SNF Properties, the Company also holds a first deed of trust on a 196-bed SNF located in Hyattsville, Maryland.

     As part of its overall business strategy, the Company develops MOBs, ALFs and SNFs, either directly or through joint ventures. The Company has a long history of successful developments and believes that it can maximize growth through a combination of development and acquisition. The Company currently has two development projects in progress consisting of a 50,000 square foot, 92-bed ALF located in Yorba Linda, California and a 53-unit senior resident apartment complex located in Tustin, California. The ALF in Yorba Linda is a joint venture with D.D.& F., Inc., who will operate the facility upon its completion. The Company expects to complete this project within the next six months. The senior resident apartment complex is also a joint venture with a local operator. This project is expected to be completed in the next two to three years.

     The Company's primary business objective is to maximize the total return to stockholders through appreciation in the value of the Company's net assets and capital stock through long-term investment in MOBs, ALFs and SNFs, either directly or through affiliates. The Company seeks to achieve these objectives by enhancing the operating performance of its existing properties as well as through the selective acquisition and development of MOBs, ALFs and SNFs. Key elements of the Company's MOB operating strategy include: (i) improving rental income and cash flow by aggressively marketing available space; (ii) designing and renovating tenant space to meet the unique needs of medical practitioners;
(iii) actively managing renovation costs and minimizing other operating expenses such as leasing commissions by conducting management, leasing, maintenance and marketing activities internally; (iv) maintaining a diversified tenant base consisting of a cross section of medical specialties; and (v) emphasizing regular maintenance, periodic renovation and capital improvements to maximize long-term returns. Key elements of the Company's ALF and SNF operating strategy include: (i) locating high-quality operators who will effectively and efficiently operate the ALFs and SNFs in which the Company has an investment interest to maximize their value and (ii) partnering with local operators to develop and manage ALFs and SNFs in under-served communities throughout the country.

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

     Assisted Living and Skilled Nursing Facility Operations. In connection with its acquisition of ALFs and SNFs, management analyzes and reviews certain factors including: (i) operating and financial history of the entity and the managers who will be responsible for operating the ALF or SNF; (ii) value of the property; (iii) location of the property, particularly proximity to shops, markets and other health care facilities; and (iv) anticipated potential for short-term gain and long-term profits from investment in the property. The Company anticipates that it will continue to acquire ownership interests, either directly or through joint ventures, in ALFs and SNFs.

     Development Activities. In connection with its development projects, management analyzes and reviews certain factors including: (i) location, particularly proximity to major medical centers; (ii) demand for MOBs, ALFs or SNFs in the area; (iii) cost of construction in relation to direct acquisition;
(iv) potential for capital appreciation; (v) potential for financing or sale;
(vi) operating and development capabilities of potential partners; and (vii) estimated return on investment. The Company considers development to be a vital part of its operations and anticipates that it will continue to seek development opportunities in the future.

     See Note 16 of Item 14 for financial information about the Company's four main business segments: investments in (i) MOBs, (ii) ALFs, (iii) SNFs and (iv) debt obligations secured by ALFs and SNFs.

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

     Through its ALF and SNF Properties, the Company seeks to selectively acquire ownership interests in ALFs and SNFs that have characteristics consistent with the Company's growth strategy. The Company believes that the aging population in the United States has increased the demand for efficiently operated ALFs and SNFs. The Company believes that it is in a position to capitalize on this increased demand by selectively acquiring ownership interests in attractively situated ALFs and SNFs. The Company also believes that there is potential for the Company to make additional acquisitions of ALFs and SNFs.

     Financing for new acquisitions of MOBs, ALFs and SNFs may be provided through existing or new joint ventures with third parties or third-party financing in the form of secured or unsecured debt. The Company's capacity to obtain debt financing facilitates its ability to acquire ownership interests in additional MOBs, ALFs and SNFs. However, notwithstanding any business policies or objectives of the Company, no assurance can be given that the Company, or its investment affiliates, will be able to make acquisitions on favorable terms or that such properties will be profitably operated. In addition, the Company and its investment affiliates will likely incur additional indebtedness in connection with future acquisitions.

Property Management

     The Company provides a full range of management services for the operation of MOBs. The ability of the Company to manage MOBs to meet the unique needs of medical practitioners has been critical to its success to date. The Company has experienced lease renewal rates of approximately 85.2%, 76.2% and 86.7% for the years ended December 31, 2000, 1999 and 1998, respectively, with respect to medical office space in the MOB Properties based on the medical office space leases available for renewal in these periods. Developing and managing MOBs differs from developing and managing general office properties due to the special requirements of the tenants and their patients. MOBs generally have higher maintenance requirements in the public areas due to heavy foot traffic, many short appointments which increase demand on parking facilities, the use of sophisticated medical equipment requiring increased plumbing and electrical capacity and expanded environmental regulations that impose more stringent restrictions on the disposal of medical waste. The management of MOBs also generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners. Additional important management functions include the placement of tenants within MOBs to accommodate increased space needs and managing the tenant mix at properties so that referrals by practitioners with different specialties within the building are facilitated. The Company stresses meeting these and other special demands of medical property tenants.

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

Employees

     As of March 24, 2001, the Company (including the Operating Partnership) employed 33 persons, 12 of whom are on-site building employees who provide maintenance services for the MOB Properties and 9 of whom are professional employees engaged in leasing, asset management and administration.

Dependence on Key Tenants

     The Company's MOBs typically consist of several smaller tenants rather than one or two large tenants. As of December 31, 2000, no MOB tenant accounted for more than 10% of the Company's total revenues. Although no MOB tenant accounts for more than 10% of the Company's total revenues, the risks associated with smaller tenants include (i) less creditworthiness, (ii) greater tenant turnover and (iii) greater property management needs.

     The ALFs and SNFs are either leased to senior care companies or managed by senior care companies that operate the facilities. During 2000, the Company replaced lease agreements at four of its facilities with management contracts. Because the Company replaced these leases with management contracts, all of the revenues and expenses relating to the operations of these facilities are reflected in the consolidated financial statements of the Company. Although all of the Company's ALF and SNF properties are currently leased or under management contracts, finding experienced senior care managers is a time-consuming and difficult task. During 2000, due to the change from a lease to a management agreement, revenue from the Company's three SNFs in Hampden, Massachusetts accounted for approximately 31% of the Company's total revenues. Should these three facilities or any of the Company's other ALFs or SNFs require a change in manager, the Company's financial results could be materially impacted despite the fact that no other ALF or SNF tenant or manager accounts for more than 10% of the Company's total revenues.

Government Regulation

     Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its property. These laws impose liability without regard to whether the owner knew of, or was responsible for, the presence of any hazardous or toxic substances. The presence of such substances, or the failure to properly remediate these substances, may adversely affect the owner's ability to borrow using the real estate as collateral and may subject the owner to material remediation costs. All of the MOB Properties, ALFs and SNFs have been subject to Phase I environmental assessments (which involve inspection of the subject property, but no soil sampling or groundwater analysis) by independent environmental consultants. Although restricted in scope, these independent assessments revealed no material evidence of existing environmental liability, and the Company has not been notified by any governmental authority of any noncompliance by, liability for, or other claim against the Company in connection with environmental matters related to the MOB Properties, ALFs or SNFs. While the Company is not aware of any environmental liability that it believes would have a material adverse effect on its business, assets or results of operations, no assurance can be given that the environmental assessments revealed all potential environmental liabilities or that a prior owner did not create any material environmental condition not known to the Company or that future uses or conditions (including changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

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

     Americans with Disabilities Act. All of the MOB Properties and ALF and SNF Properties are required to comply with the Americans with Disabilities Act ("ADA"). The ADA generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and noncompliance could result in imposition of fines by the federal government or an award of damages to private litigants. The Company believes it is in substantial compliance with the ADA and that it will not be required to make substantial capital expenditures to address the requirements of the ADA. If required changes involve a greater expenditure than the Company currently anticipates, the Company's ability to make distributions could be adversely affected.

                              G & L Realty Corp.
                             Organizational Chart



                                   [DIAGRAM]

ITEM 2.  PROPERTIES

     The MOB Properties consist of 21 high quality MOBs directly owned by the Company, three MOBs indirectly-owned by the Company, an adjacent parking facility and two retail facilities. The ALF and SNF Properties consist of five ALFs, seven SNFs, one hospital and two senior resident apartment complexes. As of January 31, 2001, the MOB Properties were 95.7% leased to over 425 tenants and the ALF and SNF Properties were 100% leased to operators or under contracts with management companies. The Company's MOB tenants are primarily established medical practitioners representing a cross section of medical practices.

Description of the MOB Properties and ALF and SNF Properties

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

ALF and SNF Properties

     The Company, as part of its overall strategy, acquires, develops and leases ALFs and SNFs. The Company leases its ALFs and SNFs to third party senior care operators. The operation of ALFs and SNFs requires a high level of experience and expertise due to the specific needs of the residents and the complex administrative functions surrounding the admission and care of residents and the administering of government programs. The operators of ALFs and SNFs must also maintain a positive relationship with local hospitals and other medical providers in order to attract new residents. The Company considers all of the above factors when leasing its facilities to third party operators or hiring managers to operate its facilities.

     The health care industry is facing various challenges, including increased government and private payor pressure to reduce medical delivery costs. Substantially all of the Company's tenants are in the medical profession and could be or have been adversely affected by the new Medicare prospective payment system, cost containment and other health care reform proposals. In the past twelve months, the Company has changed managers at two of its ALFs and six of its SNFs in response to financial difficulties encountered by the managers or dissatisfaction with the operating results of the managers. Any future proposals that limit access to medical care or reduce reimbursement for physicians' services may also impact the ability of the Company's tenants to pay rent. However, the Company believes that the aging population in the United States, combined with other recent trends in the health care industry, such as the performance of non-acute procedures outside of hospitals, could spur increased demand for space in full service MOBs that contain surgery centers and out-patient facilities, such as those owned by the Company.

     The following tables set forth certain information regarding each of the .OB Properties and ALF and SNF Properties as of January 31, 2001. All of the MOB
Properties and ALF and SNF Properties are held in fee by the Company or, in the case of jointly-owned properties, by the joint venture property partnership or limited liability company.

                         MOB Properties--Summary Data

                                              Number        Year       Rentable   Rented                     Total      Average
                                               of      Constructed or   Square    Square                  Annualized   Rent per
                Property                    Buildings  Rehabilitated    Feet(1)   Feet(2)  Occupancy(2)     Rent(3)     Sq. Ft.
------------------------------------------  ---------  -------------   --------   -------  ------------   ----------   --------
   405 N. Bedford, Beverly Hills,.........       1       1947/1987      42,197     42,197     100.0%     $ 1,773,000    $42.01
   415 N. Bedford, Beverly Hills..........       1          1955         5,720      5,720     100.0          239,000     41.79
   416 N. Bedford, Beverly Hills..........       1       1946/1986      40,192     39,672      98.7        1,638,000     41.29
   435 N. Bedford, Beverly Hills..........       1       1950/63/84     51,580     51,580     100.0        1,716,000     33.28
   435 N. Roxbury, Beverly Hills..........       1       1956/1983      40,884     37,977      92.9        1,480,000     38.97
   436 N. Bedford, Beverly Hills..........       1          1987        73,892     73,892     100.0        3,275,000     44.32
   Sherman Oaks Medical Plaza
     4955 Van Nuys Blvd.
     Sherman Oaks.........................       1       1969/1993      67,451     67,451     100.0        1,480,000     21.94
   Irwindale Building
     12701 Schabarum Ave.
     Irwindale............................       1          1992        47,604     47,604     100.0          571,000     12.00
   Coronado Plaza
     1330 Orange Ave, Coronado............       1       1977/1985      39,534     37,094      93.8        1,105,000     29.78
   Holy Cross Medical Plaza
     11550 Indian Hills Road
     Mission Hills........................       1          1985        71,777     66,475      92.6        1,832,000     27.57
   St. Joseph's Medical Office Bldg.
     2031 West Alameda Ave.
     Burbank..............................       1          1987        25,769     25,769     100.0          676,000     26.23
   Lyons Avenue Medical Building
     24355 Lyons Avenue, Santa Clarita           1          1990        48,783     47,177      96.7          981,000     20.79
   Tustin--Medical Office I
     14591 Newport Avenue, Tustin.........       1          1969        18,092     18,092     100.0          296,000     16.37
   Tustin--Medical Office II
     14642 Newport Avenue, Tustin.........       1          1985        48,216     42,729      88.6          909,000     21.27
   Pacific Park
     5 Journey Road, Aliso Viejo..........       1       1998/1999      23,080     23,080     100.0          583,000     25.24
   Pier One Retail Center
     26771 Aliso Creek Road, Aliso Viejo         1          1998         9,100      9,100     100.0          182,000     20.00
   Regents Medical Center
     4150 Regents Park Row , La Jolla.....       1          1989        65,313     61,214      93.7        1,654,000     27.03
   San Pedro Medical Plaza
     1360 West 6th Street, San Pedro......       3       1963/1979      58,333     51,288      87.9        1,155,000     22.51
   1095 Irvine Boulevard, Tustin..........       1          1995        10,125     10,125     100.0          214,000     21.18
   Santa Clarita Valley Medical Center
     23861 McBean Pkwy, Santa Clarita.....       5          1981        42,640     38,281      89.8          775,000     20.25
   Santa Clarita Valley Medical Center, F
     23861 McBean Pkwy, Santa Clarita            1       1998/1999      43,912     40,389      92.0        1,006,000     24.90
                                                --                     -------    -------                -----------
Total/Weighted average of all MOB
 Properties                                     27                     874,194    836,906      95.7%     $23,540,000     28.13
                                                --                     -------    -------                -----------

_____________________________
See footnotes on page 10

                     ALF and SNF Properties--Summary Data

                                                                                                Purchase
                                          Number        Year                                     Price/      Total
                                            of     Constructed or   Number of                 Development  Annualized
             Property                   Buildings  Rehabilitated   Beds/Units   Occupancy(4)      Cost      Base Rent
---------------------------------       ---------  -------------   ----------   ------------  -----------  ----------
Southern California
-------------------
   Pacific Gardens Santa Monica
     1437 Seventh Street,
     Santa Monica................           1           1990           92 U        100.0%     $11,210,000   $1,260,000
   Tustin Hospital
     14662 Newport Avenue,
     Tustin.(5)..................           1           1969          183 B        N/A          2,545,000      421,000
   The Arbors
     12979 Rancho Penasquitos
       Boulevard,
     San Diego...................           1        1998/1999         91 U         88.5        4,200,000      767,000
   Pacific Gardens Tarzana
     18700 Burbank Boulevard                1           1989           80 U        100.0       10,300,000    1,100,000
     Tarzana.....................
   North Valley Nursing and
     Rehabilitation Center
     1645 Esplanade, Chico (6)...           1           1960           59 B          0            800,000            0
   Paso Robles Convalescent
     Center
     321 12/th/ Street
     Paso Robles (6).............           1           1940           38 B          0            465,000            0
Arizona
-------
   Maryland Gardens..............
     31 West Maryland Avenue,
     Phoenix.....................           1        1951-1957         98 B         78.0        4,647,000      180,000
   Maryland Gardens II
     39 West Maryland Avenue,
     Phoenix.....................           1           1968           20 U        100.0        1,024,000      108,000
Massachusetts
-------------
   Riverdale Gardens
     42 Prospect Avenue,
     West Springfield............           1        1957-1975        168 B         94.4        5,655,000      762,000
   Chestnut Hill
     32 Chestnut Street,
     East Longmeadow.............           1           1984          123 B         94.5       10,627,000    1,433,000
   Mary Lyon
     34 Main Street,
     Hampden.....................           1           1986          100 B         88.1        3,744,000      505,000
Nebraska
--------
   Parsons House on Eagle Run
     14325 Eagle Run Drive,
     Omaha.......................           1           1999           96 U         65.6        1,100,000      960,000
Washington
----------
   Pacific Care Center
     3035 Cherry Street,
     Hoquiam.....................           1           1954          118 B         77.4        3,316,000      360,000
                                           --                       -----                                   ----------
Total of all ALF and SNF
     Properties..................          13                       1,266                                   $7,856,000
                                           --                       =====                                   ==========

        Developments
------------------------------
   Lakeview Courtyards
     4792 Lakeview Ave,
     Yorba Linda..............           1        2000/2001     80 U      N/A       3,200,000     N/A
   Heritage Park
     1101 Sycamore Ave,
     Tustin...................           1        2000-2002     53 U      N/A         500,000     N/A

________________________
1) Rentable square feet includes space used for management purposes but does not include storage space.
2) Occupancy includes occupied space and space used for management purposes. Rented square feet includes space that is leased but not yet occupied. Occupancy figures have been rounded to the nearest tenth of one percent.
3) Rent is based on third-party leased space billed in January 2001; no rent is assumed from management space.
4)   Occupancy is on a per-bed or unit basis.
5) Tustin Hospital is leased 100% to Pacific Health Corporation. Average hospital census for January 2001 was not available.
6) The Company acquired this property through foreclosure of its first deed of trust in March 2000. The facility is currently closed.

MOB Properties

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

   405 North Bedford Drive, Beverly Hills

     The 405 North Bedford Drive MOB, built in 1947 and extensively remodeled in 1987, consists of 42,000 rentable square feet in four stories plus a penthouse and a basement. The reinforced brick building, with ground floor retail space, features cherry wood paneled walls and brass hardware in the common areas and decorative concrete trim on the exterior.

     Currently, only one tenant occupies more than 10% of the rentable square footage of the building. A surgery center occupies 6,019 square feet (approximately 14.3%) of the rentable square footage pursuant to a lease that provides for monthly rent of $23,000. The lease expires on August 31, 2004 and provides for a five-year renewal option.

   415 North Bedford Drive, Beverly Hills

     The 415 North Bedford Drive building is a four-level parking structure with approximately 5,720 square feet of ground floor retail space for seven tenants. The parking structure contains 316 spaces and is valet operated.

   416 North Bedford Drive, Beverly Hills

     The 416 North Bedford Drive property is a four-story, 40,000 rentable square foot reinforced brick MOB with a basement and ground floor retail space. Built in 1946 and extensively remodeled in 1986, the building features oak paneled walls and moldings, brass hardware, tinted concrete borders on the exterior, and fourth floor skylights that provide an open, airy atmosphere in the hallway and in some of the suites.

     A plastic surgeon occupies 5,141 square feet or 12.8% of the rentable square footage of the building, pursuant to a lease that provides for monthly rent of $23,000. The lease expires on November 30, 2002 and contains a five-year renewal option.

   435 North Bedford Drive, Beverly Hills

     The 435 North Bedford Drive property is a four-story, 52,000 rentable square foot reinforced brick and masonry MOB with a penthouse, basement, and ground floor retail space. Built in 1950 and extensively remodeled in 1984, the building features oak molding, wall sconces and paneling in the hallways plus stained runner boards and built-in stained hardwood cabinets in some of the medical office suites.

   435 North Roxbury Drive, Beverly Hills

     The 435 North Roxbury Drive property is a four-story, 41,000 rentable square foot MOB with a penthouse, subterranean parking and retail space on the ground floor. The building, which was built in 1956 and extensively remodeled in 1983, features a reinforced brick and masonry exterior and raised, oak-stained paneling and molding in the hallways.

     Two tenants in 435 North Roxbury each occupy more than 10% of the rentable square footage. A dermatologist occupies 5,291 square feet (12.9% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $18,000. The lease expires September 30, 2001 and contains a provision for a five-year renewal option. An internist occupies 6,183 square feet (15.1% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $20,000. The lease expires on November 30, 2004.

   436 North Bedford Drive, Beverly Hills

     The 436 North Bedford Drive property is a three-story, 74,000 rentable square foot MOB with three levels of subterranean parking. Built in 1987, the building features ground floor retail and office space surrounding a central courtyard and balconies at selected locations on the second and third floors. The exterior is clad in rose color sandstone with cast stone and granite trim. The central courtyard features a cascading waterfall sculpture and stone pavers with intricate marble and stone patterns. Cherry wood paneled walls also line the elevator lobbies on all floors and portions of the hallways.

   Sherman Oaks Medical Plaza, Sherman Oaks

     The Sherman Oaks Medical Plaza is a seven-story, 67,000 rentable square foot MOB, constructed in 1969, that is adjacent to the Sherman Oaks Hospital and Health Center, a 156-bed hospital which includes the major burn center for the San Fernando Valley. A $1 million capital improvement program renovating the building systems and common areas of the Sherman Oaks Medical Plaza was completed in 1993. The Company also owns the adjacent air rights and three-level parking structure behind the property which provides a total of 426 parking spaces. The land beneath the parking structure is owned by Sherman Oaks Hospital which also leases 150 parking spaces in the structure.

   Irwindale Building, Irwindale

     The Irwindale Building in Irwindale, California is a two-story, 48,000 square foot MOB, constructed in 1992, on a site that provides two parking areas with a total of 244 spaces. This property was 100% leased to Cigna Healthcare of California ("Cigna"). Rent obligations under the lease were guaranteed by Cigna Health Care, Inc., the parent company of Cigna. The property was vacated in stages by Med Partners, a former sub-tenant of Cigna beginning in September 1998, but Med Partners continued to pay rent until December 1999. In December 1999, Cigna and Med Partners defaulted on the rent and the Company sued both Cigna and Med Partners to recover the delinquent rent payments. Furthermore, the Company received full possession of the building and re-leased the building to Autronics Corporation, a British-based electronics company. The lease with Autronics Corporation provides for monthly rent of $47,604 commencing July 1, 2001 with annual increases and expires on June 30, 2008. In January 2001, the Company settled its lawsuit with Cigna in exchange for a payment from Cigna totaling $4.1 million in settlement of all outstanding current and future amounts owed.

Coronado Plaza

     Coronado Plaza is a three-story, 40,000 rentable square foot office and retail complex located in Coronado, California. The building is located on the beach across the street from the Hotel Del Coronado and the majority of the second and third floor suites have unobstructed ocean views. The building has subterranean parking for 96 vehicles plus street parking surrounding the entire property.

     Two tenants each occupy more than 10% of the rentable square footage in Coronado Plaza. Marie Calendar's Restaurant occupies 6,163 square feet (approximately 15.6%) of the rentable area pursuant to a lease that provides for monthly rent of $12,000. The lease expires on May 31, 2008 and provides for two, five-year renewal options. G&L Coronado Managers Corp. occupies 7,596 square feet (approximately 19.2%) of the rentable area pursuant to a lease that provides for monthly rent of $20,000. The lease expires on December 31, 2008. G&L Coronado Managers Corp. operates the third-floor executive suites in the building. G&L Coronado Managers Corp. is owned by Daniel M. Gottlieb and Steven
D. Lebowitz, both officers and directors of the Company.

   Holy Cross Medical Plaza, Mission Hills

     The Holy Cross Medical Plaza is situated on approximately 2.6 acres of the 15-acre campus of Holy Cross Medical Plaza, a 316-bed hospital. The campus also includes the Villa de la Santa Cruz SNF, another MOB, a magnetic resonance imaging center, and an outpatient diagnostic center. Built in 1985, the Holy Cross Medical Plaza is a three-story, 72,000 square foot MOB occupied primarily by medical and dental practitioners. A two-story parking structure and an open asphalt-paved lot can accommodate a total of 333 vehicles. The surrounding site is landscaped with grass, trees, shrubs and planter boxes.

     Two tenants each occupy more than 10% of the rentable square footage in the Holy Cross Medical Plaza. Holy Cross Surgical Center occupies 12,456 square feet (17.4% of the rentable square footage) pursuant to a lease that provides for monthly rent of $44,000. The lease expires October 31, 2006 and provides for a ten-year renewal option. Dialysis Center occupies 10,639 square feet (14.8% of the rentable square footage) pursuant to a lease that provides for monthly rent of $21,000. The lease expires March 31, 2006 and provides for two, five-year renewal options.

   St. Joseph's Professional Building, Burbank

     The St. Joseph's Professional Building is a steel frame, brick-facade building, constructed in 1987, that features 26,000 rentable square feet in two floors of office space over three levels of subterranean parking which can accommodate up to 100 vehicles. The building is located one-quarter of a mile from St. Joseph's Hospital and is directly across the street from the Walt Disney Company's world headquarters campus. Saint Joseph's Hospital includes 658 beds and is owned by the Sisters of Providence, an organization which owns other hospitals throughout North America.

     Two tenants in the St. Joseph's Professional Building each occupy more than 10% of the rentable square footage. Total Renal Care occupies 7,712 square feet (29.9% of the rentable square footage) pursuant to a lease which provides for a monthly rental of $16,000 plus direct payment of all utilities. In December 2000, Total Renal Care renewed its lease for ten years. The lease expires October 31, 2010. Two internists occupy an aggregate of 7,788 square feet (30.2%) of the rentable square footage pursuant to three leases that provide for aggregate monthly rent of $18,000. The leases expire on October 31, 2001, November 30, 2001 and October 31, 2004 and have five-year renewal options.

   Lyons Avenue Medical Building

     The Lyons Avenue Medical Building is a two-story, 49,000 rentable square foot MOB located in Valencia, California only 1/2 mile from the Henry Mayo Newhall Memorial Hospital. The building has subterranean parking and a two-story atrium entry. The building's excellent market position provides first class medical space for those doctors that do not need an association with the hospital.

     Three tenants each occupy more than 10% of the rentable square footage of the building. Valencia Surgical Center occupies 7,212 square feet (approximately 14.8%) of the rentable area pursuant to a lease that provides for monthly rent of $13,000. The lease expires on September 1, 2005. Santa Clarita Imaging occupies 5,782 square feet (approximately 11.9%) of the rentable area pursuant to a lease that provides for monthly rent of $9,000. The lease expires on June 30, 2009. Two orthopedists occupy 5,272 square feet (approximately 10.8%) of the rentable area pursuant to a lease that provides for monthly rent of $9,000. The lease expires on June 14, 2005 and provides for one, five-year renewal option.

   Tustin--MOB I

     The 14591 Newport Avenue building in Tustin, California is a two-story, 18,000 rentable square foot MOB that was constructed in 1969 on a 1.2-acre site. The site is landscaped with grass lawns, shrubs, and trees and includes an asphalt-paved parking lot with approximately 105 parking spaces, representing a parking ratio of 5.8 parking spaces per 1,000 square feet of building area.

     Four tenants each occupy more than 10% of the rentable square footage of the building. A general practice physician occupies 2,604 square feet (approximately 14.4%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $4,000. The lease expires on July 31, 2004. A neurologist occupies 4,023 square feet (approximately 22.2%) of the rentable area of the building pursuant to two leases that provide for monthly rent of $6,000. One lease expires on February 28, 2001 and the other is month-to-month. Tri-Therapy Rehab occupies 2,019 square feet (approximately 11.2%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $3,000. The lease expires on February 28, 2002. NSR Medical occupies 4,322 square feet (approximately 23.9%) of the rentable area of the building pursuant to two leases that provide for monthly rent of $5,000. The leases expire on June 30, 2001 and December 31, 2007.

   Tustin--MOB II

     The 14642 Newport Avenue building in Tustin, California is a four-story, 48,000 rentable square foot MOB, developed in 1985, that features a surgery center with three operating rooms, a pharmacy, and an industrial clinic on the first floor. Medical offices are located on all of the other floors.

     Three tenants each occupy more than 10% of the rentable square footage in the 14642 Newport Avenue Building. Pacific Health Corporation leases the surgery center and occupies a total of 13,465 square feet (approximately 27.9%) of the rentable area of the building pursuant to two leases that provide for monthly rent of

$29,000. The leases expire on June 30, 2011 and March 31, 2003. In December 2000, Pacific Health Corporation renewed the surgery center lease for ten years commencing July 1, 2001. Prospect Medical Systems, Inc. occupies 6,005 square feet (approximately 12.5%) of the rentable area pursuant to a lease that provides for monthly rent of $10,000. The leases expire on September 30, 2003. Southern California Medical occupies 5,208 square feet (approximately 10.8%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $9,000. The lease expires on December 31, 2004.

   Regents Medical Center, La Jolla

     The Regents Medical Center is a three-story, 65,000 rentable square foot MOB situated on approximately 2.6 acres in the University Town Center area of San Diego, near the University of California, San Diego. The building, which was constructed in 1989, has ground level retail spaces, two upper floors of medical offices, and subterranean and ground level parking that can accommodate a total of 285 vehicles.

     UCSD Orthomed, an affiliate of the University of California, occupies 12,189 square feet (approximately 18.7%) of the rentable area of the building pursuant to a lease that provides for an aggregate monthly rent of $30,000. The lease expires on January 31, 2002.

   Pier One Retail Center

     The Pier One Retail Center is a one-story, 9,100 rentable square foot retail facility built by the Company in 1998 in Aliso Viejo, California. The building is 100% leased to Pier One Imports, Inc. for ten years on a triple net basis. The lease provides for monthly rent of $15,000.

   Pacific Park

     The Pacific Park building in Aliso Viejo, California is a 23,000 rentable square foot MOB, developed by the Company in 1999. The building was completed in December 1999 and opened in January 2000. A major not-for-profit medical provider occupies 16,950 square feet (approximately 73.4%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $35,000. The lease expires on December 31, 2009.

   San Pedro Medical Plaza

     The San Pedro Medical Plaza in San Pedro, California is a 58,000 rentable square foot complex consisting of three MOBs. The buildings are located across the street from the San Pedro Peninsula Hospital and are situated on 7.85 acres incorporating a 383 space surface parking lot.

     One tenant occupies more than 10% of the rentable square footage of the building. Cor Healthcare Medical Associates occupies 6,470 square feet (approximately 11.1%) of the rentable area pursuant to a lease that provides for monthly rent of $9,000. The lease expires on March 31, 2004.

   1095 Irvine Boulevard, Tustin

     The 1095 Irvine Boulevard building in Tustin, California consists of
10,000 rentable square feet and was redeveloped in 1995 as a primary health care center for physicians who are part of the St. Joseph Hospital of Orange health care network. The property is leased to St. Joseph Hospital, Inc. under a net lease with a 15-year term, which began in August 1995, and provides for annual cost of living rent escalations limited to 3%. The lease provides for monthly rent of $18,000 and expires on July 31, 2010.

   Santa Clarita Valley Medical Center

     The Santa Clarita Valley Medical Center in Valencia, California is a 43,000 square foot complex consisting of four one-story MOBs and one two-story MOB. The buildings are located on the Henry Mayo Newhall Memorial Hospital Campus, the only regional hospital in the area. The campus includes a 241-bed medical center and another MOB. An adjacent parking lot can accommodate up to 435 vehicles. The buildings are subject to a 60-year ground lease which includes payments of $11,000 per month.

     One tenant occupies more than 10% of the rentable square footage of the buildings. A plastic surgeon occupies 4,428 square feet (approximately 10.4%) of the rentable area of the buildings pursuant to a lease that provides for monthly rent of $7,000. This space includes a surgery center. The lease expires on April 7, 2007.

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

     Four tenants each occupy more than 10% of the rentable square footage of the building. The Henry Mayo Newhall Memorial Hospital occupies 12,245 square feet (approximately 27.9%) of the rentable area of the building pursuant to three leases that provide for aggregate monthly rent of $26,000. All three leases expire on May 31, 2009. Southern California Orthopedic Institute occupies 10,848 square feet (approximately 24.7%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $22,000. The lease expires on February 28, 2009. An internist occupies 5,257 square feet (approximately 12.0%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $11,000. The lease expires on February 28, 2009. The Regents of UCLA occupy 4,454 square feet (approximately 10.1%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $9,000. The lease expires on March 28, 2005.

ALF and SNF Properties

Southern California Properties
------------------------------

Pacific Gardens Santa Monica

     Pacific Gardens Santa Monica is a 92-unit, 61,000 square foot, four-story ALF located in Santa Monica, California just two blocks from the beach. The building contains a 3-story, subterranean parking garage for 112 vehicles. The facility features a kitchen, 150-seat dining room, community room, TV lounges, library, beauty parlor and guest laundry areas on each floor. The facility is in close proximity to nearby shopping, restaurants and entertainment. Two major hospitals, Santa Monica Hospital Medical Center and St. John's Hospital are located within two miles of the property.

   Tustin Hospital

     The 14662 Newport Avenue building in Tustin, California is a single-story, 183-bed, 101,000 square foot hospital that was developed in two phases beginning in 1969 and ending in 1974. The hospital includes a full service emergency room, five operating rooms, an intensive care ward, administrative offices, conference rooms, kitchen and cafeteria, pharmacy facilities, gift shop, x-ray facilities and a basement service area. The hospital has an emergency back-up generator with a 10,000-gallon underground fuel tank that complies with current environmental requirements. The hospital was vacant when the Company acquired the property on June 14, 1996. Starting May 1, 1997, the hospital was 100% leased to Pacific Health Corporation. The lease provides for triple net rental payments that commenced in January 1998. Rental payments for the months of October through December 1997 were deferred until July 1998, at which time the monthly rent was increased from $33,000 to approximately $35,000. The lease expires June 30, 2002 and provides for three, five-year renewal options. In July 1997, the Company granted Pacific Health Corporation an option, which expires on July 1, 2001, to purchase the hospital during the first six months of 2002 for $5.0 million.

   The Arbors at Rancho Penasquitos

     The Arbors at Rancho Penasquitos is a 91-unit, 52,000 square foot, three-story ALF located in Rancho Penasquitos, California. The building was originally built in 1988 as a Ramada Hotel. In 1998, the Company, in joint venture with Parsons House, LLC, purchased the property and converted it into The Arbors at Rancho Penasquitos. The facility opened in March 1999.

     Each unit contains approximately 360 square feet and includes a small kitchenette. The facility contains a kitchen, dining room, activity room and a lounge. The 2.07-acre property also has a parking lot that can accommodate up to 114 cars.

   Pacific Gardens Tarzana

     Pacific Gardens Tarzana is a two-story, 80-unit, 44,117 square foot ALF located in Tarzana, California. The facility features a formal dining room, two living rooms, pharmaceutical services, daily maid service and personal laundry service.

   Lakeview Courtyards

     Lakeview Courtyards is a to-be-constructed two story, 80-unit, 50,417 square foot ALF located in Yorba Linda, California. The project is a joint venture with Prestige Care Inc., an experienced ALF operator. Construction began on the facility in October 1999 and is expected to be complete in the third quarter of 2001.

Arizona Properties
------------------

   Maryland Gardens

     Maryland Gardens is a 98-bed SNF located in Phoenix. The facility is situated on approximately 1.84 acres and consists of a 60-bed SNF and a 38-unit Alzheimers unit. On April 1, 2000, the Company terminated its lease with Stefan Healthcare, Inc. to operate the facility and signed a management contract with Campus Healthcare Group, a Phoenix, Arizona-based operator of SNFs. Because the facility is now under a management contract, rather than leased to an operator, all of the assets, liabilities, revenues and expenses of the facility have been included in the consolidated financial results of the Company since April 1, 2000.

   Maryland Gardens II

     Maryland Gardens II is a 20-unit, 30,000 square foot apartment complex acquired by the Company in May 1998. The building is located on a 1.0-acre lot adjacent to the Maryland Gardens SNF. The building, named the

Winter Gardens Apartments, currently consists of residential tenants. The property also includes a 1.0-acre vacant parcel of land and a duplex building.

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

Nebraska Property
-----------------

   Parsons House on Eagle Run

     Parsons House on Eagle Run is an 96-unit ALF located in Omaha. The facility was built through a joint venture between the Company and Parsons House, LLC and was completed in October 1999. The facility features private suites, dining room service, housekeeping and laundry services, transportation and a wide range of activities for its residents. The facility staff includes licensed nurses and caregivers who provide assistance with medication, bathing and dressing twenty-four hours a day.

Washington Property
-------------------

   Pacific Care Center

     Pacific Care Center is a 118-bed SNF located in Hoquiam. Prestige Care, inc. a Vancouver, Washington-based owner and operator of ALFs, has managed this facility since April 1, 2000. On December 1, 2000, after obtaining the license to operate the facility, Prestige Care, Inc. signed a five-year lease with the Company.

Leases

   MOB Properties

     As of January 31, 2001, the MOB Properties were approximately 95.7% leased. New leases and extensions are normally granted for a minimum of three to five years and provide for annual rent increases. Office tenants generally have gross leases whereby rents may be adjusted for a tenant's proportionate share of any increases in the cost of operating the building. However, the Company has recently been leasing office space with provisions for the tenants to pay all utility costs directly. Most retail tenants have net leases and pay their share of all operating expenses including property taxes and insurance. The following is a lease expiration table setting forth the number, square feet and associated annual rent for those leases expiring in future years.

                       MOB Properties--Lease Expirations

                                      Number of      Approximate                         % of
             Year of Lease             Leases       Total Rented                     Total Annual
              Expiration             Expiring (1)    Square Feet (1)   Annual Rent       Rent
             -------------------     ------------   ----------------   -----------   ------------
             2001...............           80            114,066       $ 3,314,000       14.9%
             2002...............           65            104,143         3,094,000       13.9%
             2003...............           59             96,572         2,879,000       13.0%
             2004...............           46             91,700         2,611,000       11.8%
             2005...............           54             94,541         2,918,000       13.1%
             2006...............           22             59,288         1,843,000        8.3%
             2007...............           16             43,276         1,580,000        7.1%
             2008...............            8             79,004         1,453,000        6.6%
             2009...............           11             58,449         1,490,000        6.7%
             2010...............            6             30,132           774,000        3.5%
             2011 or later......            3             10,786           248,000        1.1%
                                          ---            -------       -----------      -----
               Total............          370            781,957       $22,204,000      100.0%
                                          ===            =======       ===========      =====

_________________________

1) Does not include month-to-month leases or vacant space. There are 57 month-to-month tenants who occupy approximately 55,000 square feet of space and pay approximately $111,000 per month in rent.

     The Company was successful in obtaining lease renewals, achieving a weighted average renewal rate of approximately 85.2% on MOB leases that expired during 2000. Although there can be no assurance that this renewal level will be maintained, the Company believes this high renewal rate is due in part to the tendency of medical practitioners to continue to practice in the same space over a number of years. Also, the Company's tenants frequently invest large sums of money in equipment and fixtures for their offices. Furthermore, relocating a doctor's office can be disruptive to the patients who are familiar with the doctor's office location.

The following table sets forth the scheduled annual rent increases for the leases with respect to the MOB Properties in effect at January 31, 2001.

                        MOB Properties--Rent Increases

                                                                    % of Total Rented
                Scheduled Annual Rent Increases    Square Feet(1)     Square Feet(1)
                -------------------------------    --------------   -----------------
              None (2).........................        82,555               9.9%
              Consumer Price Index.............       395,336              47.6%
              2.00%............................         5,266               0.6%
              2.50%............................        18,702               2.3%
              2.75%............................         3,251               0.4%
              3.00%............................       104,664              12.6%
              3.20%............................         1,201               0.2%
              3.50%............................         6,891               0.8%
              4.00%............................        67,949               8.2%
              5.00%............................        95,240              11.5%
              6.00%............................        47,604               5.7%
              8.00%............................         1,862               0.2%
                                                      -------             -----
                   Total.......................       830,521             100.0%
                                                      =======             =====

___________________________
1) Does not include 6,385 square feet, or 0.8% of the total rented square feet, which is used as management space.
2)   Approximately 74% of these leases are month-to-month.

     The historical occupancy, rounded to the nearest tenth of one percent, of the MOB Properties is shown in the following table:

                     MOB Properties--Historical Occupancy

       MOB Property                                         2000     1999      1998     1997     1996
       ------------                                         ----     ----      ----     ----     ----
         405 N. Bedford.................................    100.0%    96.4%     85.5%    97.4%   100.0%
         415 N. Bedford(1)..............................    100.0    100.0     100.0    100.0    100.0
         416 N. Bedford.................................     98.7     99.8      90.2     90.7     97.6
         435 N. Bedford.................................    100.0     96.1      95.8     93.9     93.1
         435 N. Roxbury.................................     92.9     91.9      96.7     93.5     93.6
         436 N. Bedford.................................    100.0     98.3     100.0    100.0     98.4
         Sherman Oaks Medical Plaza......................   100.0     89.7      97.3     93.9     86.7
         Irwindale Building..............................   100.0    100.0     100.0    100.0    100.0
         Coronado Plaza (2)..............................    93.8     91.1      89.2      N/A      N/A
         Holy Cross Medical Plaza........................    92.6     91.0      88.8     92.2     93.1
         St. Joseph's Medical Building...................   100.0    100.0      96.8    100.0    100.0
         24355 Lyons Avenue (2)..........................    96.7     95.2      85.3      N/A      N/A
         14591 Newport Avenue, Medical Office I..........   100.0     70.2      55.0     52.4     49.6
         14642 Newport Avenue, Medical Office II.........    88.6     93.4      80.5     71.5     85.1
         Pacific Park(4).................................   100.0     73.8       N/A      N/A      N/A
         Pier One Retail Center(3).......................   100.0    100.0     100.0      N/A      N/A
         Regents Medical Center..........................    93.7    100.0     100.0    100.0    100.0
         San Pedro Medical Plaza (2).....................    87.9     90.9      86.7      N/A      N/A
         1095 Irvine Boulevard...........................   100.0    100.0     100.0    100.0    100.0
         Santa Clarita Valley Medical Center(2)..........    89.8     81.6      95.0      N/A      N/A
         Santa Clarita Valley Medical Center, Bldg F(4)..    92.0     88.6      62.3      N/A      N/A
                                                            -----    -----     -----    -----    -----
       Weighted Average of MOB Properties................    95.7%    93.1%     90.2%    93.0%    94.2%
                                                            -----    -----     -----    -----    -----

________________________
1)   Retail space.
2)   Property acquired in 1998.
3)   Property was built in 1998.
4)   Property was built in 1999.

     The following tables set forth the annualized base rent per square foot and annualized base rent for the MOB Properties for the past five years.

         MOB Properties--Annualized Average Base Rent Per Square Foot

       MOB Property                                          2000     1999     1998     1997     1996
       ------------                                          ----     ----     ----     ----     ----
         405 N. Bedford..................................   $42.24   $42.01   $40.86   $47.58   $44.51
         415 N. Bedford(1)...............................    41.79    40.04    39.10    38.35    36.28
         416 N. Bedford..................................    41.29    38.27    37.72    38.05    36.89
         435 N. Bedford..................................    33.28    33.39    31.99    37.74    33.49
         435 N. Roxbury..................................    38.97    38.21    36.21    35.64    36.50
         436 N. Bedford..................................    44.32    43.53    41.12    42.08    39.84
         Sherman Oaks Medical Plaza......................    21.94    20.92    20.37    20.19    22.90
         Irwindale Building..............................    12.00    23.04    23.04    23.04    23.04
         Coronado Plaza(2)...............................    29.78    28.50    27.01      N/A      N/A
         Holy Cross Medical Plaza........................    27.57    26.66    28.44    28.04    28.07
         St. Joseph's Medical Bldg.......................    26.23    27.11    26.82    27.19    27.03
         24355 Lyons Avenue(2)...........................    20.79    20.22    20.39      N/A      N/A
         14591 Newport Avenue, Medical Office I..........    16.37    15.80    15.13    13.39    14.66
         14642 Newport Avenue, Medical Office II.........    21.27    21.19    16.54    13.19    12.34
         Pacific Park(4).................................    25.24    25.20    25.20      N/A      N/A
         Pier One Retail Center (3)......................    20.00    20.00    20.00      N/A      N/A
         Regents Medical Center..........................    27.03    26.27    24.77    24.18    24.93
         San Pedro Medical Plaza(2)......................    22.51    22.93    23.65      N/A      N/A
         1095 Irvine Boulevard...........................    21.18    20.73    20.30    19.87    19.46
         Santa Clarita Valley Medical Center(2)..........    20.25    20.46    20.72      N/A      N/A
         Santa Clarita Valley Medical Center, Bldg F(4)..    24.90    24.62    24.96      N/A      N/A
                                                            ------   ------   ------   ------   ------
       Weighted Average of all MOB Properties............   $28.13   $28.29   $27.76   $29.94   $29.81
                                                            ------   ------   ------   ------   ------

_________________________
1)   Retail space.
2)   Property acquired in 1998
3)   Property was built in 1998.
4)   Property was built in 1999.

                     MOB Properties--Annualized Base Rent
                            (Amounts in Thousands)

          MOB Property                                        2000      1999     1998      1997      1996
          ------------                                        ----      ----     ----      ----      ----
       405 N. Bedford...................................    $ 1,773   $ 1,630   $ 1,554   $ 2,125   $ 2,183
       415 N. Bedford(1)................................        239       229       224       219       217
       416 N. Bedford...................................      1,638     1,540     1,380     1,399     1,468
       435 N. Bedford...................................      1,716     1,673     1,683     1,630     1,718
       435 N. Roxbury...................................      1,480     1,491     1,487     1,412     1,450
       436 N. Bedford...................................      3,275     3,150     3,030     3,101     3,090
       Sherman Oaks Medical Plaza.......................      1,480     1,275     1,364     1,291     1,378
       Irwindale Building...............................        571     1,097     1,097     1,097     1,097
       Coronado Plaza...................................      1,105     1,035       983       N/A       N/A
       Holy Cross Medical Plaza.........................      1,832     1,751     1,822     1,864     1,896
       St. Joseph's Medical Bldg........................        676       699       667       698       694
       24355 Lyons Avenue(2)............................        981       943       851       N/A       N/A
       14591 Newport Avenue, Medical Office I...........        296       200       151       127       120
       14642 Newport Avenue, Medical Office II..........        909       954       636       452       504
       Pacific Park(4)..................................        583       427       427       N/A       N/A
       Pier One Retail Center (3).......................        182       182       182       N/A       N/A
       Regents Medical Center...........................      1,654     1,716     1,618     1,570     1,555
       San Pedro Medical Plaza(2).......................      1,155     1,232     1,199       N/A       N/A
       1095 Irvine Boulevard............................        214       210       206       201       197
       Santa Clarita Valley Medical Center(2)...........        775       704       834       N/A       N/A
       Santa Clarita Valley Medical Center, Bldg F(4)...      1,006       958       668       N/A       N/A
                                                            -------   -------   -------   -------   -------
     Total of all MOB Properties........................    $23,540   $23,097   $22,063   $17,186   $17,567
                                                            -------   -------   -------   -------   -------

____________________________
1)   Retail space.
2)   Property acquired in 1998
3)   Property built in 1998.
4)   Property built in 1999.

Senior Care Loans

     Lending Operations

     As of December 31, 2000, the Company had ten loans outstanding that total approximately $16.7 million before reserves of $5.5 million. The ten loans are described in the following paragraphs.

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

     On June 17, 1996, the Company funded a $6.1 million loan for the acquisition of a SNF in Hyattsville, Maryland (the "St. Thomas More facility") by Heritage Care, Inc. ("Heritage Care"), a non-profit corporation. The Company received a first deed of trust on that facility and Carroll Manor, Inc. ("Carroll Manor"), the seller, received a second deed of trust which secured its $500,000 loan to Heritage Care. In addition to the $6.1 million, the Company made additional advances in 1997, totaling $2.6 million, to enable Heritage Care to meet its payroll and other current expenses necessary to remain in operation and thereby protect the value of the Company's security interest in the St. Thomas More facility. On March 31, 1999, the Company refinanced the $6.1 million loan, the $2.6 million in additional advances and all accrued interest into a $7.3 million,10-year, 12% promissory note secured by a first deed of trust on the St. Thomas More facility and a $2.7 million, 10-year, 12% unsecured promissory note. In September 1999, the Company purchased the $500,000 second deed of trust from Carroll Manor for $503,000, including all unpaid interest and late fees. In December 1999, the Company consolidated the $7.3 million first deed of trust and the $500,000 second deed of trust into an $7.8 million promissory note with the same terms and conditions as the previous $7.3 million promissory note. Principal and interest payments on the $7.8 million and the $2.7 million promissory notes due monthly total $135,000. The facility is currently being operated by Future Care, an experienced Maryland operator of nursing homes.

     In December 1997, the Company funded $4.6 million into an escrow, to be loaned to Aspen Paso Robles, Inc. ("Aspen") at the close of escrow. This loan was to be secured by (i) a 59-bed nursing and rehabilitation center in Chico, California; (ii) a 38-bed SNF in Paso Robles, California; and (iii) a 57-bed intermediate care center in Beaumont, California. The loan closed on February 25, 1998 although certain funds were held in escrow pending the close of the real estate in which the Chico and Beaumont facilities were located. The purchase of the Chico real estate subsequently closed. The funds for the Beaumont real estate remained in escrow until October 1998 at which time the Company secured the return of those funds and applied them to pay down the loan balance to $3.6 million. The borrower subsequently filed a Chapter 11 proceeding under the U.S. Bankruptcy Code. As of December 31, 1999, the remaining $3.6 million balance of the loan was in default and the two facilities securing the loan were closed. In March 2000, the Company obtained title to the two SNFs from the bankruptcy court. Because these two SNFs were not operating, the Company valued these two facilities at $1.2 million and an additional provision for doubtful notes receivable of $1.7 million was recorded. The Company is currently pursuing legal action against the borrower and other parties involved in the transaction in order to recover the remaining outstanding balance.

     In addition to the notes on the Tulsa, St. Thomas More and Aspen facilities, the Company had five other loans outstanding at December 31, 2000, with an aggregate face value of $1.97 million, excluding approximately $0.1 million of additional accrued, unpaid interest. The following is a summary of the five other loans as of December 31, 2000:

     . $675,000 note secured by a first deed of trust due June 30, 2001, interest payable monthly at a rate of 10% per annum.

     . $150,000 note secured by second deed of trust, interest payable semiannually at a rate of 10.0% per annum. This note is currently in default.

     . $44,000 unsecured promissory note due June 30, 1999, interest payable at 10.0% per annum. This amount is currently in default.

     . $104,000 unsecured promissory note due July 1, 2000, interest payable at 10.0% per annum. This note is currently in default.

     . $1,000,000 unsecured promissory note due September 1, 2000, interest payable at 10.0% per annum. This note is currently in default.

     As of December 31, 2000, the Company had reserves of $5.5 million for doubtful notes receivable. Management believes that $5.5 million is appropriate in relation to the status of the loans in the Company's portfolio as of March 24, 2001.

     GLN

     GLN was formed with Nomura Asset Capital Corp. ("Nomura") for the purpose of making short-term loans to third parties to purchase senior care facilities. Due to market conditions and other financial constraints, it does not appear likely that the Company or Nomura will use GLN to make future loans. As of December 31, 2000, GLN had one loan outstanding. In May 1997, GLN funded a secured loan of approximately $1.5 million to a limited partnership created to acquire a recreational vehicle ("RV") park in Florida for approximately $1.2 million. This loan bears interest at a rate of approximately 9.0% per annum and matured on May 1, 1999. The loan provided for monthly payments of interest only. As of December 31, 2000, the borrower was in default on the mortgage payments. Management is currently in the process of negotiating its exit strategy with the borrower with respect to this loan.

Insurance

     The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to the MOB Properties and ALF and SNF Properties. There are certain types of losses that may either be uninsurable or not economically insurable; moreover, there can be no assurance that policies maintained by the Company will be adequate in the event of a loss. The Company carries earthquake and flood insurance for coverage of losses up to $35 million on the MOB Properties and the ALF and SNF Properties located in California and Arizona, which amount represents approximately 25% of the net book value of these properties. This coverage is subject to a 10% deductible up to the amount of insured loss. The ALF and SNF Properties located in Washington and Massachusetts do not carry earthquake or flood insurance. Thirty-two of the 45 properties directly or indirectly owned by the Company are located in Southern California, which has a history of seismic activity, including the 1994 Northridge earthquake that damaged the Holy Cross Medical Plaza property. Two ALF and SNF Properties owned by the Company are located in Phoenix, Arizona, in an area with a history of flood activity. Should an uninsured loss occur, the Company could lose its investment in, and anticipated earnings and cash flow from, a property.

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

     As of August 15, 1997, Pinnacle leased the New Jersey Properties from GL/PHP under the terms of a 17-year net operating lease. PHP guaranteed the obligations of its subsidiary under the lease. In November 1998, Pinnacle filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware and its case was voluntarily converted to a Chapter 7 case. Also in November 1998, PHP filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware. CapMark Services, L.P. ("CapMark"), the loan servicer and successor to Amresco Management Inc., has foreclosed on its security and taken title to the New Jersey Properties.

     The Operating Partnership filed a declaratory relief action in the New Jersey State Court seeking a determination that LaSalle National Bank ("LaSalle"), the successor to Nomura, as trustee for the holders of certain obligations including the Nomura loan, did not have any rights against said $2 million note. LaSalle claims it is entitled to the $2 million borrowed from PHP under the deed of trust and assignment of rent with GL/PHP. After proceedings in both California and New Jersey, it was determined that this matter will be heard in the Federal District Court in New Jersey. The Operating Partnership believes that the lawsuit will be resolved with no adverse impact to the Company, however no assurances can be given at this time that this result will be obtained.

     In November 1999, Landmark Healthcare Facilities, LLC ("Landmark") filed a lawsuit against Valencia, a subsidiary of the Company, claiming that Landmark is entitled to approximately $600,000 plus interest under a development agreement entered into between Valencia and Landmark for the development of an MOB in Valencia, California. The Company is vigorously opposing the lawsuit and has filed a counter suit to recover approximately $400,000 plus interest that was already paid under the development agreement and for a judgment and declaration that all of Landmark's rights, title and interest in Valencia have been terminated or assigned to the Company. The litigation went to trial on March 12, 2001. On March 21, 2001, the court issued a tentative ruling on the matter in favor of the Company. Final judgment is still pending.

     In January 2001, the Company settled a lawsuit with Cigna Healthcare, Inc and Cigna Healthcare of California ("Cigna") and received a settlement of $4.1 million. The settlement ended litigation against Cigna for delinquent rent under a lease for a MOB in Irwindale, California. Due to this settlement, the Company will record lease termination income of approximately $2.7 million in the first quarter of 2001.

     Two shareholder class actions have been filed against the Company and its directors arising out of the proposal by Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and President, respectively, of the Company, to acquire all of the outstanding shares of the Company's common stock not currently owned by them (the "Pending Proposal"). The first suit, Lukoff v. G&L Realty Corp. et al., case number BC 241251, was filed in the Superior Court of the State of California, County of Los Angeles, on December 4, 2000. The second suit, Abrons v. G&L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. Both actions assert claims for breach of fiduciary duty and seek, among other things, compensatory damages and to enjoin the transaction. Defendants have not yet answered or otherwise responded to the complaints. On February 6, 2001, pursuant to a stipulation between the parties, the Lukoff action was stayed for 120 days or until the Company's board of directors takes action with respect to the Pending Proposal, whichever occurs earlier.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the stockholders of the Company during the quarter ended December 31, 2000.

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

     The table below sets forth the high and low sales prices of the Company's stock for each full quarterly period from January 1, 1999 to March 30, 2001 as reported by the New York Stock Exchange. The table also includes, on a per share basis, the quarterly cash distribution declared and paid to holders of the Company's Common Stock and Units for each of the last two fiscal years and the current year to date.

                                                              High        Low      Distribution
                                                           ------------------------------------
          2001     First quarter (to March 30, 2001).....   $ 10.75     $  8.88        0.125

          2000     Fourth quarter........................      9.50        7.56        0.125
                   Third quarter.........................      7.94        6.63        0.125
                   Second quarter........................      9.00        7.25        0.125
                   First quarter.........................      9.56        8.63        0.125

          1999     Fourth quarter........................      9.75        7.50        0.125
                   Third quarter.........................     12.13        8.81        0.125
                   Second quarter........................     12.94       10.06         0.39
                   First quarter.........................     15.19       11.88         0.39

______________________

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

     At various times during the year ending December 31, 2000, the Company repurchased a total of 301,800 shares of the Company's Common Stock at an average price of approximately $9.22 per share. During 2000, the Company also purchased 7,700 shares of its Series A Preferred Stock at an average price of $15.03 and 4,600 shares of its Series B Preferred Stock at an average price of $14.68. The approximate number of holders of record of the shares of Common Stock was 94 as of December 31, 2000. This number does not represent the total number of beneficial holders of Common Stock.

     On November 30, 2000, the Company received a proposal from Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company, to acquire all the outstanding shares of Common Stock of the Company not held by them for a cash price of $10.00 per share. On February 16, 2001, the Company received a revised proposal from Messrs. Gottlieb and Lebowitz under which they would acquire all the outstanding shares of Common Stock of the Company not held by them for a cash price of $11.00 per share. The proposal contemplates a merger of an entity newly formed by Messrs. Gottlieb and Lebowitz with and into the Company. The Series A and Series B Preferred Stock would remain outstanding following the consummation of the transaction.

ITEM 6.  CONSOLIDATED SELECTED FINANCIAL DATA

     The following table sets forth consolidated selected financial and operating information for the Company for each of the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The following information should be read in conjunction with all of the financial statements and notes thereto included in this Form 10-K. This data also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated selected financial and operating data as of December 31, 2000, 1999, 1998, 1997 and 1996 and for each of the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from audited financial statements.

                                                                       Year ended December 31,
                                                       --------------------------------------------------------
                                                         2000        1999        1998        1997        1996
                                                       --------    --------    --------    --------    --------
                                                                (In thousands, except per share amounts)
Operating Data:
--------------
Revenues:
   Rental..........................................    $25,889     $27,928     $24,639     $20,307     $15,796
   Patient revenues................................     17,820         ---         ---         ---         ---
   Tenant reimbursements...........................      1,495       1,275         781         707         728
   Parking.........................................      1,273       1,148       1,501       1,439       1,251
   Interest and loan fees..........................      2,532       2,797       4,517       4,322       6,712
   Net gain on sale of assets......................      1,263         ---         ---         ---         ---
   Other income....................................        573         398         254         274         549
                                                       -------     -------     -------     -------     -------
      Total revenues...............................     50,845      33,546      31,692      27,049      25,036
                                                       -------     -------     -------     -------     -------
Expenses:
   Property operations.............................      7,854       7,569       6,171       6,280       5,696
   Skilled nursing operations......................     16,548         ---         ---         ---         ---
   Depreciation and amortization...................      6,015       5,690       4,597       3,570       2,773
   Interest........................................     13,802      12,393       8,683       9,088       9,322
   General and administrative......................      2,892       3,196       2,554       2,044       1,787
   Provision for doubtful accounts, notes and
      bonds receivable.............................      2,000       5,603         ---         ---       2,288
   Impairment of long-lived assets.................        ---       6,400         ---         ---         ---
   Loss on disposition of real estate..............        ---         ---         ---         ---       4,874
                                                       -------     -------     -------     -------     -------
      Total expenses...............................     49,399      37,248      27,608      20,982      24,452
                                                       -------     -------     -------     -------     -------
   Income (loss) from operations before
     minority interests, equity in (loss)
     earnings of unconsolidated affiliates
     and extraordinary (losses) gains..............      1,446      (3,702)      4,084       6,067         584
   Equity in (loss) earnings of unconsolidated
     affiliates....................................       (417)       (269)         80       1,195         ---
   Minority interest in consolidated affiliates....       (182)       (175)       (225)       (156)       (129)
   Minority interest in Operating Partnership......        460       2,202         404        (545)        (65)
                                                       -------     -------     -------     -------     -------
   Income (loss)  before extraordinary gains
     (losses)......................................      1,307      (1,944)      4,343       6,561         390
   Extraordinary (losses) gains (net of minority
     interest).....................................       (158)       (171)        ---         ---       9,311
                                                       -------     -------     -------     -------     -------
   Net income (loss)...............................    $ 1,149     $(2,115)    $ 4,343     $ 6,561     $ 9,701
                                                       =======     =======     =======     =======     =======
Per share data:
   Basic:
       Before extraordinary (losses) gains.........    $ (2.46)    $ (2.44)    $ (0.70)    $ $0.91     $  0.10
       Extraordinary (losses) gains................      (0.07)      (0.04)        ---         ---        2.29
                                                       -------     -------     -------     -------     -------
       Net (loss) income...........................    $ (2.53)    $ (2.48)    $ (0.70)    $  0.91     $  2.39
                                                       =======     =======     =======     =======     =======
   Fully Diluted:
       Before extraordinary (losses) gains.........    $ (2.46)    $ (2.44)    $ (0.70)    $  0.89     $  0.09
       Extraordinary (losses) gains................      (0.07)      (0.04)        ---         ---        2.24
                                                       -------     -------     -------     -------     -------
       Net (loss) income...........................    $ (2.53)    $ (2.48)    $ (0.70)    $  0.89     $  2.33
                                                       =======     =======     =======     =======     =======

                                                              At or for the Year ended December 31,
                                                    --------------------------------------------------------
                                                      2000        1999        1998        1997        1996
                                                    --------    --------    --------    --------    --------
                                                             (In thousands, except per share amounts)
Cash Flow Data:
--------------
Net cash provided by operating activities...        $  7,490    $  8,708    $ 12,666    $  9,045    $  5,726
Net cash used in investing activities.......            (373)    (12,330)    (51,094)    (49,534)    (23,413)
Net cash provided by financing activities...         (11,871)      9,788      26,198      53,833      17,283

Balance Sheet Data:
------------------
Land, buildings and improvements, net.......        $168,280    $180,367    $186,751    $139,082    $ 93,231
Mortgage loans and bonds receivable, net....          11,244      16,026      12,101      14,098      34,576
Total investments...........................         179,524     196,393     198,852     153,180     127,807
Total assets................................         205,466     232,396     219,499     189,380     135,996
Total debt..................................         158,942     177,371     134,880      95,172     109,025
Total stockholders' equity..................          39,891      51,385      79,584      88,924      22,448

Other Data:
----------
Ratio of earnings to fixed charges and
   preferred dividends (1)..................            0.71x       0.53x       0.82x       1.36x       1.59x
Ratio of funds from operations to fixed
   charges and preferred dividends (2)......            0.91x       0.70x       1.05x       1.77x       1.88x
Ratio of total debt to total market
   capitalization (3).......................            65.3%       63.8%       50.6%       35.9%       63.8%
Number of properties........................            40          45          36          25          15

______________________________

1) For purposes of these computations, earnings consist of net income plus fixed charges. Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing costs and preferred dividends paid to preferred stockholders during the period. The deficit of earnings to fixed charges and preferred dividends for the years ended December 31, 2000, 1999 and 1998 was $6,015,000, $9,327,000 and
     $3,038,000, respectively.
2) For purposes of these computations, ratio of funds from operations to fixed charges consists of FFO as defined in note (1) on page 39 plus fixed charges and preferred dividends paid to preferred stock holders during the period. Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing costs and preferred dividends paid to preferred stockholders during the period. The deficit of funds from operations to fixed charges for the years ended December 31, 2000 and 1999 was $1,786,000 and $5,966,000, respectively.
3) Total market capitalization as of the dates presented is long-term debt plus the aggregate market value of the Company's Common Stock and Units not owned by the Company, assuming one Unit is equivalent in value to one share of Common Stock plus the liquidation value of the Preferred Stock outstanding.

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

Acquisition of all Outstanding Shares of Common Stock

     On November 30, 2000, the Company received a proposal from Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company, to acquire all the outstanding shares of Common Stock of the Company not held by them for a cash price of $10.00 per share. The proposal contemplates a merger of an entity newly formed by Messrs. Gottlieb and Lebowitz with and into the Company. The Series A and Series B Preferred Stock would remain outstanding following the consummation of the transaction. The proposal was conditioned upon, among other things, approval of the Board of Directors and stockholders of the Company, the negotiation of mutually satisfactory definitive agreements, and the receipt by Messrs. Gottlieb and Lebowitz of satisfactory financing to complete the transaction. Upon receipt of the proposal, the Board of Directors of the Company formed a special committee comprised of S. Craig Tompkins, as chairman, Dr. Richard Lesher, Charles Reilly and Leslie Michelson to consider the proposal. The special committee was empowered to evaluate and, if appropriate, negotiate with respect to the proposal and to make a recommendation to the Board of Directors with respect to any proposed transaction.

     On February 16, 2001, the Company received a revised proposal from Messrs. Gottlieb and Lebowitz under which they would acquire all the outstanding shares of Common Stock of the Company not held by them for a cash price of $11.00 per share. The revised proposal was submitted to the special committee of the Company's Board of Directors for review.

Results of Operations

Comparison of the Year Ended December 31, 2000 Versus the Year Ended December 31, 1999

     Total revenues increased by $17.3 million, or 52%, from $33.5 million for the year ended December 31, 1999, to $50.8 million in 2000. Patient revenues relating to the skilled nursing facilities in which the Company currently owns the license to operate accounted for $17.8 million of this increase. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs comprising 391 beds owned by the Company and located in Hampden, Massachusetts. As a result of the license transfer, all of the assets, liabilities, revenues and expenses of these SNFs for the period from March 15, 2000 through December 31, 2000 are reflected in the consolidated financial statements of the Company. In addition, the Company holds the license to operate its 98-bed SNF located in Phoenix, Arizona. On April 1, 2000, the Company terminated its lease with the previous manager and entered into a management agreement with a new manager. As a result, all of the assets, liabilities, revenues and expenses of this SNF for the period of April 1, 2000 through December 31, 2000 are also reflected in the consolidated financial statements of the Company. The consolidation of the operating revenues related to the three SNFs in Massachusetts accounted for a $15.8 million increase in patient revenues while the SNF in Arizona accounted for an additional $2.0 million increase.

     Rents, tenant reimbursements and parking revenues decreased by $1.7 million, or 6%, from a combined total of $30.4 million for the year ended December 31, 1999, to $28.7 million in 2000. The loss of rental revenue from the SNFs in which the Company now owns the licenses to operate accounted for $2.3 million of this decrease. Previously, the Company collected monthly rent for these facilities in the form of lease payments from the prior operator. Excluding the loss of these lease payments, rents, tenant reimbursements and parking revenues actually increased by $0.6 million in the year 2000 compared to the same period in 1999. Additional revenues from recently completed construction projects in Valencia and Aliso Viejo accounted for $1.2 million of this increase while the January 2000 acquisition of an 80-unit, 44,117 square foot ALF located in Tarzana, California accounted for an additional $1.0 million. Also, increased occupancy at the Company's ALF located in Santa Monica, California resulted in an increase of $0.4 million in rental revenues. These increases were offset by a decrease of $2.0 million in rental revenue related to the foreclosure of the Company's six MOBs located in New Jersey as discussed in Footnote 12 of the Notes to the Consolidated Financial Statements.

     Interest and loan fee income decreased by $0.3 million, or 11%, from $2.8 million for the year ended December 31, 1999, to $2.5 million for the same period in 2000. This decrease was due to a $0.6 million decrease in loan fees related to the March 31, 1999 long-term refinancing of the Company's note receivable secured by the SNF in Hyattsville, Maryland. This decrease was offset by an increase of $0.3 million in interest income related to the financing by the Company in December 1999 of an apartment complex located in Tulsa, Oklahoma.

     The Company recognized a net gain on the sale of assets in the amount of $1.3 million during the year ended December 31, 2000. The January 2000 sale of a 33,000 square foot MOB located in Aliso Viejo, California to Hoag Memorial Hospital accounted for $1.4 million of the gain. This gain was offset by the loss of $0.1 million on the sale of the Company's 50% interest in Valley Convalescent, LLC, an unconsolidated affiliate.

     Total expenses increased by $12.1 million, or 33%, from $37.2 million for the year ended December 31, 1999, to $49.3 million in 2000. A portion of the increase in expenses was due to an increase of $0.3 million in the Company's allowance for doubtful accounts and notes receivable. In addition, a $6.4 million decrease resulted from the impairment of the Company's six MOBs located in New Jersey in the third quarter of 1999. The consolidation of the operating revenues and expenses of the three Hampden SNFs from March 15, 2000 through December 31, 2000 and the Arizona SNF from April 1, 2000 through December 31, 2000 as discussed above accounted for $16.5 million of this increase in total expenses.

     Property operating expenses increased by $0.3 million, or 4%, from $7.6 million for the year ended December 31, 1999, to $7.9 million for the same period in 2000. Development projects completed by the Company during 1999 and 2000 accounted for $0.2 million of this increase while the acquisition of an ALF in Tarzana, California accounted for an additional $0.2 million. Additional legal fees related to the Hampden license transfer accounted for an additional $0.1 million. These increases were offset by a $0.2 million decrease in management and overhead expenses associated with a wholly-owned subsidiary formed by the Company in November 1998 for the purpose of making loans to obtain healthcare facilities. This subsidiary ceased operations in April 1999.

     Depreciation and amortization increased $0.3 million, or 5%, from $5.7 million for the year ended December 31, 1999, to $6.0 million for same period in 2000. This increase was attributable to the January 2000 acquisition of a 44,117 square foot ALF located in Tarzana, California as well as new property developments in Valencia and Aliso Viejo, which were placed into service during 1999 and 2000.

     Interest expense increased $1.4 million, or 11%, from $12.4 million for the year ended December 31, 1999 to $13.8 million in 2000. This increase was mainly due to interest incurred on net new borrowings of approximately $51.0 million made by the Company in 1999 and 2000, as well as the assumption of $7.5 million in debt associated with the acquisition of the ALF in Tarzana, California. The $51.0 million in new borrowings consisted of four notes totaling approximately $22.0 million secured by eleven MOBs, two notes totaling approximately $18.0 million secured by four SNFs and one note in the amount of approximately $11.0 million secured by an ALF.

     General and administrative expenses decreased $0.3 million, or 9%, from $3.2 million for the year ended December 31, 1999, to $2.9 million for the same period in 2000. This decrease was attributed to lower payroll costs as well as lower costs associated with the Company's annual report and other SEC filings.

     Equity in loss of unconsolidated affiliates decreased $0.1 million for the year ended December 31, 2000 compared to the same period in 1999. This decrease was primarily the result of start-up losses associated with the Company's 50% investment in G&L Penasquitos, LLC and the Company's 50% investment in G&L Parsons House on Eagle Run, Inc. In March 1999, The Arbors at Rancho Penasquitos, an ALF owned by the Company through G&L Penasquitos, LLC, commenced operations. The facility has been in a lease-up phase since opening in March 1999 and therefore has been producing a net loss. Eagle Run, an ALF owned by the Company through G&L Parsons House on Eagle Run, LLC, commenced operations in November 1999 and also produced a net loss in 2000. Occupancy rates and net operating income at both facilities are increasing on a monthly basis and are expected to stabilize during 2001, at which time both facilities are expected to produce income for the Company.

     During the first quarter of 2000, the Company recorded a loss on the early retirement of long-term debt in the amount of $0.2 million. This loss was a result of pre-payment fees and the write-off of deferred loan fees relating to the repayment of a $5.5 million loan secured by a 33,000 square foot MOB in Aliso Viejo, California. The building was sold to Hoag Memorial Hospital Presbyterian on January 25, 2000 for a price of $8.3 million. The Company used a portion of the proceeds to repay the $5.5 million loan.

     Net income increased $3.2 million from a net loss of $2.1 million for the twelve months ended December 31, 1999 to net income of $1.1 million in 2000. This increase was primarily due to a $6.4 million decrease in the impairment of long-lived assets and a $1.3 million increase in net gains on sale of assets. These increases were offset by a $1.4 million increase in interest expense, a $1.7 million decrease in rents, tenant reimbursements and parking revenues, a $0.3 million increase in depreciation and amortization expense, a $0.3 million increase in operating expenses and a $0.3 million decrease in interest and loan fee income.

Comparison of the Year Ended December 31, 1999 Versus the Year Ended December 31, 1998

     Total revenues increased by $1.8 million, or 6%, from $31.7 million for the year ended December 31, 1998, to $33.5 million in 1999. Rents, tenant reimbursements and parking revenues increased an aggregate $3.5 million, or 13%, from a combined total of $26.9 million for the year ended December 31, 1998, to $30.4 million in 1999. The purchase of a 49,000 square foot MOB in Valencia, California and a 40,000 square foot office and retail complex in Coronado, California in December 1998 accounted for $2.4 million of this increase. The purchase of two senior care facilities located in Santa Monica, California and Hoquiam, Washington during June and August 1998, respectively, accounted for an additional $0.9 million increase. In addition, recently completed construction projects in Valencia and Aliso Viejo accounted for $0.8 million of this increase. These increases were offset by a decrease of $0.7 million in rental revenue due to the vacancy of the Company's six MOBs located in New Jersey. Interest, loan fees and related revenues derived from loans secured by ALF and SNF Properties decreased by $1.7 million, or 38%, from $4.5 million for the year ended December 31, 1998, to $2.8 million for the same period in 1999. This decrease was partially due to the repayment during 1998 of seven outstanding loans, representing a total decrease of $0.5 million in interest and loan fee income. An additional $0.9 million of this decrease was due to the loss of interest, during 1999, on non-performing loans for which the Company had previously reserved approximately $2.8 million in December 1998. Furthermore, interest earned on cash on hand decreased during 1999 by approximately $0.3 million as the Company had an average of approximately $11.0 million in cash on hand during 1998 and only $8.0 million during 1999. Other income increased by $0.1 million, or 33%, from $0.3 million in 1998, to $0.4 million in 1999. This increase was due to the gain on sale of a vacant parcel of land located in Tustin, California by the Company of $0.2 million.

     Total expenses increased by $9.6 million, or 35%, from $27.6 million for the year increase was due to an impairment loss recognized during 1999 on the Company's six MOBs located in New Jersey. Property operating expenses increased by $1.4 million, or 23%, from

$6.2 million for the year ended December 31, 1998, to $7.6 million for the same period in 1999. Property acquisitions and development projects completed by the Company during 1998 and 1999 accounted for $1.0 million of this increase. Management and overhead expenses associated with a wholly owned subsidiary formed by the Company in November 1998 for the purpose of making loans to Senior Care Facilities accounted for $0.2 million of this increase. The joint venture ceased operations in April 1999. The remaining increase was due to legal and administrative costs relating to the six MOBs located in New Jersey. Depreciation and amortization increased $1.1 million, or 24%, from $4.6 million for the year ended December 31, 1998, to $5.7 million for same period in 1999. This increase was attributable to property acquisitions made by the Company during 1998 and new building developments placed into service during 1999. Interest expense increased $3.7 million, or 43%, from $8.7 million for the year ended December 31, 1998 to $12.4 million in 1999. This increase was mainly due to interest incurred on net new borrowings of approximately $45.9 million made by the Company during 1999. General and administrative expenses increased $0.6 million, or 23%, from $2.6 million for the year ended December 31, 1998, to $3.2 million for the same period in 1999. This increase was related to the addition of new administrative personnel, greater external accounting expenses, an increase in costs associated with failed acquisitions and an increase in costs associated with the Company's annual report and other SEC filings. These increases were offset by a $3.6 million decrease in provisions for doubtful accounts, notes and bonds receivable as the Company increased its bad debt reserves by $2.0 million for the year ended December 31, 1999, and $5.6 million for the same period in 1998.

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

Liquidity and Capital Resources

     The Company's goal is to create wealth through growth in cash flow from its real estate investments. The Company believes that this goal is being realized through its management expertise in the areas of acquisition, development, financing, leasing and strategic management of the MOB Properties and ALF and SNF Properties. The Company seeks to maximize cash flow from its existing properties and make new investments that are accretive to cash flow over the long-term. The Company's use of leverage is viewed as a means to grow its asset base without diluting shareholder value.

     As of December 31, 2000, the Company's direct investment in net real estate assets totaled approximately $168.3 million, $4.9 million in joint ventures and $11.2 million invested in notes receivable. Total debt outstanding at year-end totaled $158.9 million.

     In January 2000, the Company, in a joint venture with ASL Tarzana Wedgewood, LLC, purchased an 80-unit, 44,117 square foot ALF located in Tarzana, California for $10.3 million. The Company contributed $2.5 million to the joint venture for an 85% equity interest in the newly formed company. However, the Company's ownership interest will be reduced to 65% after the Company's initial capital contribution, plus preferred returns which are equal to 12% per annum of the Company's capital contribution, is repaid by the joint venture. ASL Tarzana, Inc., an affiliate of ASL Tarzana Wedgewood, LLC, operates the facility. As part of the acquisition, the Company assumed three loans totaling $7.5 million. The loans, which are all due in 2006, consist of a $5.75 million note secured by the ALF at an interest rate of 8.3%, a $0.95 million note collateralized by a second deed of trust on the ALF bearing interest at 8.5% and a $0.8 million unsecured note which bears interest at 7.5%.

     During 2000, the Company contributed $1.2 million in construction costs towards the development of a two-story, 80-unit, 92-bed ALF in Yorba Linda, California. The project, owned by Lakeview Associates, LLC, in which the Company has a 50% interest, is expected to be completed in 2001.

     In January 2000, the Company sold a 33,000 square foot MOB located in Aliso Viejo, California to Hoag Memorial Hospital Presbyterian for $8.3 million. The Company used the proceeds to repay a $5.5 million loan that was secured by the MOB and recognized a gain on sale of $1.4 million.

     In March 2000, the Company sold its 50% interest in Valley Convalescent, a joint venture that owned a 118-bed SNF located in El Centro, California, to its joint venture partner. The transaction included a sale price of $500,000, consisting of $200,000 in cash and a $300,000 mortgage note. The $300,000 mortgage note was consolidated with the $2.8 million existing mortgage that the Company already had on the facility. The $3.1 million mortgage note was repaid on November 21, 2000.

     In November 1999, Lenox Healthcare, the manager of the Company's three SNFs located in Hampden, Massachusetts, filed for bankruptcy. In December 1999, the Company reserved $2.0 million related to delinquent rent and operating expense reimbursements from these facilities. In January 2000, the bankruptcy court approved the cancellation of the Lenox Healthcare management contract and the Company selected a new manager to operate these facilities. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate these three SNFs. Previously, the Company rented these three facilities to the prior license holder for monthly rent of $225,000. At the time of the license transfers, the prior license holder owed delinquent rent of approximately $0.6 million to the Company. As a result, the Company reserved $0.6 million against this unpaid rent receivable. Since the prior license holder no longer operates these facilities, the Company believes its ability to collect these unpaid rent obligations is doubtful and that the addition to the reserve is appropriate.

     During the first quarter of 2000, the Company also established a reserve of $1.7 million to reflect the impairment of a delinquent note receivable. Since February 1998, the Company has held a $3.9 million note receivable secured by a first mortgage on two SNFs located in Chico and Paso Robles, California. In December 1998, the Company reserved $1.0 million with respect to the note because of the borrower's financial instability. In April 1999, the borrower filed for bankruptcy. However, the Company believed that it would recover the remaining $2.9 million through foreclosure of the SNFs and litigation against the various parties involved in the transaction. In March 2000, the Company obtained title to the two SNFs from the bankruptcy court. Because these two SNFs were not operating, the Company valued these two facilities at $1.2 million and an additional reserve of $1.7 million was established. Although the Company is currently pursuing legal action against the borrower and other parties involved in the transaction in order to recover the remaining outstanding balance, the Company believes that the outcome of these pursuits is not certain and the addition to the reserve is appropriate.

     At various times during the year ending December 31, 2000, the Company repurchased a total of 301,800 shares of the Company's Common Stock at an average price of approximately $9.22 per share. In addition, the Company repurchased a total of 7,700 shares of its Series A Preferred Stock at an average price of $15.03 per share and total of 4,600 shares of its Series B Preferred Stock at an average price of $14.68 per share.

     The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities. The Company's external sources of capital consist of various secured loans. The Company's ability to expand its MOB and ALF and SNF Property operations requires continued access to capital to fund new investments.

     In general, the Company expects to continue meeting its short-term liquidity requirements through its working capital and cash flow provided by operations. The Company considers its ability to generate cash to be good and expects to continue meeting all operating requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings and the sale of assets.

Historical Cash Flows

     The Company's net cash from operating activities decreased $1.2 million, or 14%, from $8.7 million for the year ended December 31, 1999 to $7.5 million for the same period in 2000. The decrease is due primarily to a $6.4 million decrease in the impairment of long-lived assets, a $2.1 million increase in tenant rent and reimbursements receivable and a $1.3 million increase in net gains on sale of assets. These were offset by a $3.2 million increase in net income, a $1.7 million decrease in minority interests, a $2.8 million increase in accounts payable and other liabilities and a $0.9 million decrease in accrued interest receivable.

     Net cash used in investing activities decreased $11.9 million, or 97%, from $12.3 million for the year ended December 31, 1999 to $0.4 million for the same period in 2000. The decrease was primarily due to an $8.8 million increase in the sale of real estate assets, a $5.3 million decrease in construction-in-progress expenditures, a $0.9 million increase in distributions from unconsolidated affiliates, a $1.0 million decrease in pre-acquisition costs, a $3.2 million decrease in investments in mortgage loans and notes receivable, a $0.7 million decrease in contributions to unconsolidated affiliates, and a $3.5 million increase in principal repayments on notes receivable These were offset by a $10.4 million increase in purchases of real estate assets as well as a $1.8 million decrease in dipositions of assets available for sale.

     Cash flows from financing activities decreased $21.7 million from cash provided of $9.8 million for the twelve months ended December 31, 1999, to cash used of $11.9 million for the same period in 2000. The decrease was due primarily to a decrease in notes payable proceeds of $62.2 million as well as a $0.8 million decrease in minority interest equity contribution. These were offset by a decrease in repayments of notes payable of $16.7 million, a decrease in purchases of the Company's Common Stock of $11.3 million, a decrease in restricted cash of $8.7 million, a $1.0 million decrease in deferred loan costs and a $3.5 million decrease in distributions.

Debt Structure

     As of December 31, 2000, the Company had twenty-one loans totaling $158.9 million. The terms of these loans are described below.

     In August 1995, the Company borrowed $30.0 million from Nomura for ten years at a fixed rate of 7.89%. As of December 31, 2000, the outstanding balance under this loan was approximately $27.7 million, requiring monthly principal and interest payments of approximately $229,000 (25-year amortization), and will have a balance of $24.7 million on August 11, 2005, when the note is due. Pursuant to the loan agreement, the Company has the option to prepay this loan at any time upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under the note. No prepayment premium is required during the 90-day period prior to the note's due date. The properties located at 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford have been pledged as security for this note.

     During 1996, the Company borrowed $35.0 million from Nomura for ten years at a fixed rate of 8.492%. This note had an outstanding balance of approximately $33.1 million as of December 31, 2000, requires monthly principal and interest payments of approximately $282,000 (25-year amortization), and will have a balance of $29.4 million on August 11, 2006, when the note is due. Pursuant to this loan agreement, the Company has the option to prepay this loan at any time after August 30, 1999 upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under this note. The Sherman Oaks Medical Plaza, Regents Medical Center, Cigna HealthCare Building and the 436 North Bedford Drive MOB have been pledged as security for this note.

     In August 1997, in connection with the purchase of six New Jersey primary care centers by one of its subsidiaries, GL/PHP, LLC ("GL/PHP"), the Operating Partnership obtained a new $2 Million loan from PHP Healthcare Corporation ("PHP"). The note by its terms is nonnegotiable and provides for a right of offset against payments of interest and principal in an amount equal to any losses sustained by reason of any defaults by PHP's subsidiary, Pinnacle Health Enterprises, LLC ("Pinnacle"), under its lease with GL/PHP. The loan is unsecured and requires interest-only payments quarterly at the end of October, January, April and July at the rate of 8.5% a year. The full $2.0 million is due on July 31, 2007, but may be prepaid at any time prior to maturity without penalty. Since PHP filed a bankruptcy petition in December 1998, the Company has made no payments on this note.

     During the fourth quarter of 1999, the Company obtained a $13.92 million loan from GMAC Commercial Mortgage Corp. ("GMAC") secured by the Hampden Properties and repaid the existing $6.0 million Nomura loan. The loan bears interest at LIBOR plus 2.75% and requires monthly principal and interest payments of approximately $122,000. The loan, which matures on October 1, 2002 is also guaranteed by the Company. As of December 31, 2000 the outstanding balance on this loan was $13.7 million.

     On April 22, 1998, 435 North Roxbury Drive, Ltd. (the "Roxbury Partnership"), of which the Operating Partnership is the sole general partner with an ownership interest of 61.75%, refinanced the 435 North Roxbury Drive property. The Roxbury Partnership refinanced the property with a new $7.83 million loan from Tokai Bank of California ("Tokai"). The Roxbury Partnership repaid the remaining balance on the old loan of $7.5 million with the new loan, which bears interest at a fixed rate of 7.05% and is due on April 1, 2008. This loan, which had an outstanding balance of $7.5 million as of December 31, 2000, requires monthly principal and interest payments of approximately $56,000 (25-year amortization), and will have a balance at maturity of $6.2 million. The 435 North Roxbury Drive property has been pledged as security for this loan.

     On April 22, 1998, the Company borrowed an additional $12.7 million from Tokai at a fixed rate of 7.05%. On June 1, 1998, the Company began making monthly principal and interest payments on these loans of approximately $91,000 (25-year amortization). These notes, which will have a balance at maturity of $10.0 million, are due on April 1, 2008. As of December 31, 2000, the balance on these notes was $12.2 million. The Holy Cross Medical Plaza, the St. Joseph's Medical Office Building and the Tustin Medical Plaza have been pledged as security for these loans.

     On June 30, 1998, the Company, through GLH Pacific Gardens, LLC, acquired Pacific Gardens, a 92-unit senior care facility in Santa Monica, California for $11.2 million. Of this amount, GLH Pacific Gardens, LLC borrowed $8.5 million from GMAC at an interest rate of 30-day LIBOR plus 2.35%. The note required monthly interest-only payments. In August 1999, the Company refinanced this mortgage with an $11.4 million 35-year HUD loan at an interest rate of 8%. The loan requires monthly principal and interest payments of approximately $77,000. As of December 31, 2000, the unpaid balance on this loan was $11.3 million.

     On August 6, 1998, the Company acquired a 110-bed skilled nursing facility in Hoquiam, Washington for $3.3 million. Of this amount, the Company borrowed $2.5 million from GMAC at a fixed rate of 7.49%. On October 1, 1998, the Company began making monthly principal and interest payments of approximately $18,000 (25-year amortization). This note, which will have a balance at maturity of $2.0 million, is due on September 1, 2008. The Pacific Care Center has been pledged as security for this note. As of December 31, 2000, the unpaid balance on this note was $2.4 million.

     On December 22, 1998, the Company acquired a 49,000 square foot MOB in Valencia, California for $7.4 million. Of this amount, the Company borrowed $5.2 million from The Life Insurance Co. of Virginia at a fixed rate of 6.75%. On February 1, 1999, the Company began making monthly principal and interest payments of approximately $38,000 (25-year amortization). This note, which will have a balance at maturity of $0.9 million, is due on January 1, 2019. The Lyons Avenue Medical Building has been pledged as security for this note. As of December 31, 2000, the unpaid balance on this note was $5.0 million.

     On December 31, 1998, the Company acquired a 40,000 square foot office and retail complex in Coronado, California for $9.5 million. Of this amount, the Company borrowed $7.5 million from GMAC at a fixed rate of 6.90%. On February 10, 1999, the Company began making monthly principal and interest payments of approximately $50,000 (25-year amortization). This note, which will have a balance at maturity of $6.4 million, is due on December 11, 2008. The Coronado Plaza has been pledged as security for this note. The unpaid balance on this note was $7.3 million as of December 31, 2000.

     On June 30, 1999, the Company obtained a $1.44 million loan from American United Life Insurance Company. The loan, which is secured by the Pier One Retail Center in Aliso Viejo, California, bears interest at a rate of 7.375% and is due on July 1, 2009. On July 1, 1999, the Company began making monthly principal and interest payments of approximately $11,000. As of December 31, 2000, the unpaid balance on this note was $1.4 million.

     On July 2, 1999, the Company obtained a $10 million long-term loan secured by its six building portfolio of MOBs located at the Henry Mayo Newhall Hospital campus in Valencia, California. The Company used $5.0 million of the total proceeds to repay a short-term loan secured by these buildings while an additional $2.5 million was escrowed by the lender until the Company meets certain occupancy thresholds at the collateralized buildings. In April 2000, the lender released to the Company $1.25 million of these escrow funds. The remaining $1.25 milion was released to the Company in July 2000. The loan, which is due on July 1, 2009, bears an interest rate of 6.85% and had an unpaid balance of $9.7 million as of December 31, 2000.

     On July 26, 1999, the Company obtained a $7.5 million short-term loan secured by three of its properties located in Tustin, California, at an interest rate of prime plus 0.75%. The loan is also guaranteed by the Company. On August 1, 1999, the Company began making monthly principal and interest payments of approximately $64,000. A $5.0 million principal payment was due on January 21, 2001 and the remaining balance is due on January 21, 2002. The loan had an unpaid balance of $7.4 million as of December 31, 2000. On February 21, 2001, the Company repaid $5.0 million of the outstanding loan balance using the proceeds from a new $5.1 million loan secured by two of its properties located in Tustin, California. The new loan bears interest at prime plus 1.00% and is due on February 21, 2002.

     On October 22, 1999, the Company obtained a $4.2 million loan secured by a newly-constructed 23,000 square foot MOB in Aliso Viejo, California. The loan is also guaranteed by the Company. On October 1, 1999, the Company sold a 50% tenants-in-common interest in this building to Triad Partners/SCP, LLC. The purchase price included the assumption of 50% of the mortgage debt. The loan bears an interest rate of LIBOR plus 3.40% and is due on November 1, 2002. As of December 31, 2000, the Company's 50% portion of the unpaid balance of the loan was $2.1 million.

     On December 21, 1999, the Company obtained a loan in the amount of $8.5 million from GMAC secured by its first deed of trust on a SNF located in Hyattsville, Maryland. The loan is also guaranteed by the Company. The loan, which bears interest at LIBOR plus 2.75%, is due on July 1, 2001. On February 1, 2000, the Company began making monthly principal and interest payments of approximately $71,000. As of December 31, 2000 the unpaid balance on this loan was $8.4 million.

     In January 2000, as part of its acquisition of a $10.3 million, 80-unit ALF in Tarzana, California, the Company assumed one loan totaling $5.75 million and obtained two other loans totaling $1.75 million. The Company assumed a $5.75 million note secured by the ALF at an interest rate of 8.3%. The note, which is due in 2006, had an outstanding balance of $5.7 million as of December 31, 2000. The Company also obtained a $0.95 million note collateralized by a second deed of trust on the ALF bearing interest at 8.5%. As of December 31, 2000, the unpaid balance of this note was $0.94 million. Finally, the Company obtained a $0.8 million unsecured note which bears interest at a rate of 7.5% and is due in 2006. As of December 31, 2000, the unpaid balance on this note was $0.8 million.

     In July 2000, the Company obtained a $2.0 million line of credit secured by the accounts receivable at the Company's three SNFs located in Massachusetts. The Company received net proceeds of $1.8 million from the line of credit. The line of credit is guaranteed by the Company. The line of credit bears interest at prime plus 2.0% and is due on July 13, 2003.

Capital Commitments

     As of March 30, 2001, the Company had no commitments to acquire, either directly of indirectly, any MOBs, ALFs or SNFs. However, the Company is constantly searching for acquisitions that will be accretive to the Company's stockholders. In general, the Company expects to continue meeting its short-term liquidity requirements through its working capital and cash flow provided by operations. The Company considers its ability to generate cash to be good and expects to continue meeting all operating requirements as well as providing sufficient funds to maintain stockholder distributions in accordance with REIT requirements. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings and the sale of assets.

Distributions

     The Company declared a quarterly distribution payable to holders of the Company's Common Stock for each of the four quarters of 2000 in the amount of $0.125 per common share. These distributions were paid on April 15, 2000, July 15, 2000, October 15, 2000 and January 15, 2001 to stockholders of record on March 31, June 30, September 30 and December 31, 2000, respectively. The Company also paid monthly dividends to holders of the Company's Series A and Series B Preferred stock on the fifteenth day of each month at the rate of $2.56 and $2.45 per share per annum, respectively. The Company distributed dividends of $1.5 million to holders of the Company's Common Stock during the year 2000 while the Company's FFO was a negative $1.8 million for the same period. However, excluding the $2.3 million increase in the provision for doubtful accounts and notes receivable, the Company's FFO was a positive $0.5 million for 2000.

Financing Policies

     The Company's ratio of debt to total market capitalization was 65.3% based upon the closing price of the Common Stock at December 31, 2000. Total market capitalization is based on the long-term debt of the Operating Partnership, plus
(i) the aggregate market value of the Company's Common Stock and Operating Partnership Units not owned by the Company assuming one Unit is equivalent in value to one share of Common Stock, and (ii) the aggregate liquidation value of the Series A Preferred Stock and the Series B Preferred Stock.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contracts. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. The adoption of SFAS 133 on January 1, 2001, did not have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company was required to adopt SAB 101 in the fourth quarter of 2000. The Company's adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transaction Involving Stock Compensation." The Company was required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's adoption of FIN 44 did not have a material impact on its financial position or results of operations.

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

     The Company believes that, in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for each of the four quarters and the year ended December 31, 2000 for the Operating Partnership:

                               G&L REALTY CORP.
                             FUNDS FROM OPERATIONS
            FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 2000

                                                                    2000 Fiscal Quarter                    Year
                                                       --------------------------------------------      --------
                                                        1/st/        2/nd/       3/rd/       4/th/         2000
                                                       -------      -------     -------     -------      --------
                                                                (In thousands, except per share data)
Funds from Operations (1):
-------------------------
Net (loss) income                                      $  (250)     $   512     $   412     $   475      $  1,149
Minority interest in Operating Partnership                (533)         (83)         78          78          (460)
                                                       -------      -------     -------     -------      --------
Operating Partnership (loss) income                       (783)         429         490         553           689
Depreciation of real estate assets                       1,342        1,352       1,285       1,273         5,252
                                                       -------      -------     -------     -------      --------
Amortization of deferred lease costs                        79           73          65          66           283
Net gain on sale of assets                              (1,263)         ---         ---         ---        (1,263)
Extraordinary loss on early retirement
  of long-term debt                                        158          ---         ---         ---           158
Depreciation of real estate assets
  from unconsolidated affiliates                           149          107          70          76           402
Adjustment for minority interest in
  consolidated affiliates                                  (53)         (14)        (36)        (40)         (143)
Dividends paid on preferred stock                       (1,793)      (1,790)     (1,791)     (1,790)       (7,164)
                                                       -------      -------     -------     -------       -------
Operating Partnership funds from operations             (2,164)         157          83         138        (1,786)
Minority interest in Operating Partnership                 448          (33)        (18)        (29)          368
                                                       -------      -------     -------     -------      --------
     Funds (used in) from operations                   $(1,716)     $   124     $    65     $   109      $ (1,418)
                                                       =======      =======     =======     =======      ========

Dividends declared                                     $ 0.125      $ 0.125     $ 0.125     $ 0.125      $   0.50
Dividends paid on Common Stock                         $   300      $   292     $   292     $   292      $  1,176
Pay-out ratio                                              N/A        235.8%      446.1%      268.3%          N/A

Weighted average shares/unit outstanding:
----------------------------------------
Basic                                                    3,137        2,962       2,959       2,959         3,004
Fully Diluted                                            3,139        2,962       2,959       2,959         3,004

Additional Data
---------------
Cash Flows:
----------
     Operating activities                                2,086        1,921       1,792       1,691         7,490
     Investing activities                               (1,063)        (847)       (893)      2,430          (373)
     Financing activities                               (5,880)      (2,632)     (1,770)     (1,589)      (11,871)

Capital Expenditures:
--------------------
     Building improvements                                 262          458          86         458         1,264
     Tenant improvements                                   613          489         110         297         1,509
     Furniture, fixtures & equipment                        26           67         215         164           472
     Leasing commissions                                    39           30          28          61           158

Depreciation and Amortization:
-----------------------------
     Depreciation of real estate assets                  1,342        1,352       1,285       1,273         5,252
     Depreciation of non-real estate assets                112          108         122         103           445
     Amortization of deferred lease costs                   79           73          65          66           283
     Amortization of deferred licensing costs               --            9          13          13            35
     Amortization of capitalized financing costs           136          153         160         165           614

Rents:
-----
     Straight-line rent                                  6,790        6,260       6,275       6,564        25,889
     Billed rent                                         6,861        6,281       6,333       6,605        26,080

_______________________
1) FFO represents net income (computed in accordance with GAAP, consistently applied), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary risk inherent in the Company's market sensitive instruments is the risk of loss resulting from interest rate fluctuations. Approximately 10% of the Company's notes payable bear interest at a rate indexed to the one-month LIBOR rate. The tables below provide information as of December 31, 2000 and 1999 about the Company's long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of December 31, 2000 and 1999.


                                                      PRINCIPAL MATURING IN:                                  Fair Market
                              ------------------------------------------------------------------                 Value
                                                                                                                December
                                2001       2002       2003       2004       2005     Thereafter     Total       31, 2000
                                ----       ----       ----       ----       ----     ----------     -----       --------
                                                       (in thousands)
Liabilities:
Mortgage debt:
   Fixed rate                 $ 1,976    $ 2,145     $2,307     $2,475     $9,253     $ 96,086     $114,242     $105,337
   Average interest rate         7.73%      7.73%      7.73%                 7.73%        7.73%        7.73%        7.73%

   Variable rate                8,818     22,947         88         95        103       10,852       42,903       42,903
   Average interest rate         9.32%      9.32%      9.32%      9.32%      9.32%        9.32%        9.32%

Line of credit:
   Variable rate                1,797                                                                 1,797        1,797
   Average interest rate        11.50%                                                                11.50%

                              -------    -------     ------     ------     ------     --------     --------     --------
                              $12,591    $25,092     $2,395     $2,570     $9,356     $106,938     $158,942     $150,037
                              =======    =======     ======     ======     ======     ========     ========     ========

     The Company's future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of December 31, 2000, a 1% increase in the LIBOR rate would decrease future earnings by $429,000, future cash flow would not be affected. A 1% decrease in the LIBOR rate would increase future earnings by $429,000, future cash flow would not be affected. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company's debt.


                                                      PRINCIPAL MATURING IN:                                  Fair Market
                              ------------------------------------------------------------------                 Value
                                                                                                                December
                                2000       2001       2002       2003       2004     Thereafter     Total       31, 1999
                                ----       ----       ----       ----       ----     ----------     -----       --------
                                                            (in thousands)
Liabilities:
Mortgage debt:
   Fixed rate                 $ 2,385    $ 2,602     $ 2,813    $ 3,049    $ 3,279    $121,201     $135,329     $130,738
   Average interest rate         7.87%      7.87%       7.87%      7.87%      7.87%       7.87%        7.87%

   Variable rate                  283     14,327      22,832                                         37,442       37,442
   Average interest rate         8.79%      8.79%       8.79%                                          8.79%

Line of credit:
   Variable rate                4,600                                                                 4,600        4,600
   Average interest rate         8.08%                                                                 8.08%

                              -------    -------     -------    -------    -------    --------     --------     --------
                              $ 7,268    $16,929     $25,645    $ 3,049    $ 3,279    $121,201     $177,371     $172,780
                              =======    =======     =======    =======    =======    ========     ========     ========

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

     See Index to Consolidated Financial Statements and Schedules on Page 42.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be provided under the captions "Election of Directors," "Executive Officers" and "Section 16 Reporting" of the Company's definitive proxy statement for its 2001 annual meeting of stockholders to be filed on or before April 30, 2001 and is incorporated herein by reference or will be provided as an amendment to this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will be provided under the caption of "Executive Compensation" of the Company's definitive proxy statement for its 2001 annual meeting of stockholders to be filed on or before April 30, 2001 and is incorporated herein by reference or will be provided as an amendment to this Form 10-K; provided, however, that neither the Report of the Compensation Committee on executive compensation nor the Stock Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's past or future filings under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended, except to the extent the Company specifically incorporates such report or Stock Performance Graph by reference therein and should not be otherwise deemed filed under either such Act.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be provided under the captions "Principal Stockholders," "Information Regarding Nominees and Directors" and "Executive Officers" of the Company's definitive proxy statement for its 2001 annual meeting of stockholders to be filed on or before April 30, 2001 and is incorporated herein by reference or will be provided as an amendment to this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be provided under the caption "Certain Transactions" of the Company's definitive proxy statement for its 2001 annual meeting of stockholders to be filed on or before April 30, 2001 and is incorporated herein by reference or will be provided as an amendment to this Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Index to Consolidated Financial Statements and Schedules:

                                                                                       Page
                                                                                     Reference
                                                                                     Form 10-K
                                                                                     ---------
          1.   Consolidated Financial Statements:
               Independent Auditors' Report                                             F-1
               Consolidated Balance Sheets as of December 31, 2000 and 1999             F-2
               Consolidated Statements of Operations for the Years Ended
                  December 31, 2000, 1999 and 1998                                      F-3
               Consolidated Statement of Stockholders' Equity
                  for the Years Ended December 31, 2000, 1999 and 1998                  F-4
               Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2000, 1999 and 1998                                    F-5 to 7
               Notes to Consolidated Financial Statements                             F-8 to 37

          2.   Consolidated Financial Statement Schedules:

               All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(b)  Reports on Form 8-K

         A report on Form 8-K dated December 1, 2000 was filed with the Securities and Exchange Commission for the purpose of announcing the receipt of a proposal from Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company, to acquire its publicly-held Common Stock.

(c)  Exhibits

       Exhibit No.   Note                         Description
       -----------   ----     --------------------------------------------------

          3.1        (1)      Amended and Restated Articles of Incorporation of
                              G&L Realty Corp.

          3.2        (3)      Amended and Restated Bylaws of G&L Realty Corp.

         10.1 (c)    (2)      Executive Employment Agreement between G&L Realty
                              Corp. and Daniel M. Gottlieb.

         10.2 (c)    (2)      Executive Employment Agreement between G&L Realty
                              Corp. and Steven D. Lebowitz.

         10.3        (2)      Agreement of Limited Partnership of G&L Realty
                              Partnership, L.P.

         10.4 (c)    (1)      1993 Employee Stock Incentive Plan

         10.5        (1)      Form of Indemnity Agreement between G&L Realty
                              Corp. and directors and certain officers.

         10.9.2      (1)      Agreement for Purchase and Sale of Limited
                              Partnership Interests (435 North Roxbury Drive,
                              Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October
                              29, 1993.

         10.11       (1)      Agreement for Transfer of Partnership Interests
                              and Other Assets by and between G&L Realty Corp.
                              and Reese Milner, Helen Milner and Milner
                              Development Corp., dated as of October 29, 1993.

         10.12.2     (3)      Amended and Restated Mortgage Loan Agreement dated
                              as of January 11, 1995 among G&L Financing
                              Partnership, L.P., Nomura Asset Capital
                              Corporation and Bankers Trust Company of New York.

         10.16       (1)      Investment Banking and Financial Advisory
                              Agreement between G&L Development and Gruntal &
                              Co., Incorporated.

         10.17       (1)      Security Agreement dated as of December 16, 1993
                              by and between Daniel M. Gottlieb, Steven D.
                              Lebowitz and Milner Investment Corporation.

         10.18       (2)      Security Agreement dated as of December 16, 1993
                              by and between Daniel M. Gottlieb, Steven D.
                              Lebowitz and Reese L. Milner, II.

         10.19       (2)      Security Agreement dated as of December 16, 1993
                              by and between Daniel M. Gottlieb, Steven D.
                              Lebowitz and Reese L. Milner, II.

         10.20       (2)      Security Agreement dated as of December 16, 1993
                              by and between Daniel M. Gottlieb, Steven D.
                              Lebowitz and Reese L. Milner, II, Helen Milner and
                              John Milner, as Trustees of the Milner Trust.

         10.21       (2)      Security Agreement dated as of December 16, 1993
                              by and between Daniel M. Gottlieb, Steven D.
                              Lebowitz and Reese L. Milner, II.

         10.22       (4)      Amended and Restated Mortgage Loan Agreement by
                              and between G&L Realty Financing Partnership II,
                              L.P., as Borrower, and Nomura Asset Capital
                              Corporation, as Lender, dated as of October 31, 1995.

         10.24       (4)      Property Management Agreement between G&L Realty
                              Financing Partnership II, L.P., as owner, and G&L
                              Realty Partnership, L.P., as agent, made August
                              10, 1995

         10.25       (5)      Commitment Letter between G&L Realty Partnership,
                              L. P. and Nomura Asset Capital Corporation, dated as of September 29, 1995.

         10.30       (6)      Mortgage Loan Agreement dated as of May 24, 1996
                              by and between G&L Medical Partnership, L.P. as Borrower and Nomura Asset Capital Corporation as
                              Lender.

         10.38       (7)      Limited Liability Company Agreement by and between
                              G&L Realty Partnership, L.P., a Delaware limited partnership, and Property Acquisition Trust I, a
                              Delaware business trust, for the purpose of creating a Limited Liability Company to be named
                              GLN Capital Co., LLC, dated as of November 25,
                              1996.

(c)  Exhibits - (continued from previous page)

       Exhibit No.   Note                         Description
       -----------   ----     --------------------------------------------------

         10.39       (7)      Limited Liability Company Agreement by and between
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

         21                   List of Subsidiaries


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

14) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of May 17, 1999) for the quarter ended March 31, 1999 and incorporated herein by reference

15) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference.

c)   Management contract or compensatory plan or arrangement.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
G&L Realty Corp.:


         We have audited the accompanying consolidated balance sheets of G&L Realty Corp. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of G&L Realty Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/  Deloitte & Touche LLP

Los Angeles, California
March 26, 2001

                               G&L REALTY CORP.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                      December 31,
                                                                                  2000           1999
                                                                               -------------------------
                                                   ASSETS
                                                   ------
Rental properties (Notes 3, 18 and 20):
      Land                                                                     $   28,599     $   33,388
      Building and improvements, net                                              139,510        146,821
      Projects under development                                                      171            158
                                                                               ----------     ----------
          Total rental properties                                                 168,280        180,367
Cash and cash equivalents                                                           2,791          7,545
Restricted cash                                                                     4,624          8,763
Tenant rent and reimbursements receivable, net (Note 4)                             6,669          2,478
Unbilled rent receivable, net (Note 5)                                              2,412          2,346
Other receivables, net (Note 6)                                                        46            171
Mortgage loans and bonds receivable, net (Note 7)                                  11,244         16,026
Investments in unconsolidated affiliates (Note 8)                                   4,851          9,736
Deferred charges and other assets, net (Note 10)                                    4,549          4,964
                                                                               ----------     ----------
   TOTAL ASSETS                                                                $  205,466     $  232,396
                                                                               ==========     ==========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
LIABILITIES:

      Notes payable (Note 11)                                                  $  158,942     $  177,371
      Accounts payable and other liabilities                                        6,099          3,279
      Distributions payable                                                           433            452
      Tenant security deposits                                                      1,367          1,329
                                                                               ----------     ----------
          Total liabilities                                                       166,841        182,431

Commitments and Contingencies (Note 12)

Minority interest in consolidated affiliates                                       (1,266)          (862)
Minority interest in Operating Partnership                                            ---            772

STOCKHOLDERS' EQUITY (Notes 13 and 14):
      Preferred shares - $.01 par value, 10,000,000 shares
      authorized, liquidation preference of $25.00 per share
      . Series A Preferred - 1,495,000 shares issued and 1,487,000 shares outstanding as of December 31, 2000 and 1,495,000 shares
        issued and outstanding as of December 31, 1999, respectively                   15             15
      . Series B Preferred - 1,380,000 shares issued and 1,376,000 shares outstanding as of December 31, 2000 and 1,380,000 shares issued and
        outstanding as of December 31, 1999, respectively                              14             14
      Common shares - $.01 par value, 50,000,000 shares authorized,
        2,334,000 and 2,636,000 shares issued and outstanding as of
        December 31, 2000 and 1999, respectively                                       23             26
      Additional paid-in capital                                                   72,441         75,412
      Distributions in excess of net income                                       (32,602)       (25,412)
                                                                               ----------     ----------
          Total stockholders' equity                                               39,891         50,055
                                                                               ----------     ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $  205,466     $  232,396
                                                                               ==========     ==========

          See accompanying notes to Consolidated Financial Statements

                               G&L REALTY CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                             Year Ended December 31,
                                                                     2000            1999              1998
                                                                 ---------------------------------------------
REVENUES:
    Rent (Notes 5 and 15)                                         $  25,889        $  27,928         $  24,639
    Patient revenues                                                 17,820              ---               ---
    Tenant reimbursements                                             1,495            1,275               781
    Parking                                                           1,273            1,148             1,501
    Interest and loan fees                                            2,532            2,797             4,517
    Net gain on sale of assets                                        1,263              ---               ---
    Other income                                                        573              398               254
                                                                  ---------        ---------         ---------
       Total revenues                                                50,845           33,546            31,692
                                                                  ---------        ---------         ---------

EXPENSES:
    Property operations                                               7,854            7,569             6,171
    Skilled nursing operations                                       16,548              ---               ---
    Depreciation and amortization                                     6,015            5,690             4,597
    Interest                                                         13,802           12,393             8,683
    General and administrative                                        2,892            3,196             2,554
    Provision for doubtful accounts, notes and
       bonds receivable (Notes 4 and 7)                               2,288            2,000             5,603
    Impairment of long-lived assets (Note 3)                            ---            6,400               ---
                                                                  ---------        ---------         ---------
       Total expenses                                                49,399           37,248            27,608
                                                                  ---------        ---------         ---------
 Income (loss) from operations before minority interests,
    equity in (loss) earnings of unconsolidated
    affiliates and extraordinary loss                                 1,446           (3,702)            4,084
Equity in (loss) earnings of unconsolidated affiliates                 (417)            (269)               80
Minority interest in consolidated affiliates                           (182)            (175)             (225)
Minority interest in Operating Partnership                              460            2,202               404
                                                                  ---------        ---------         ---------
Income (loss) before extraordinary loss                               1,307           (1,944)            4,343
Extraordinary loss on early retirement of long-term debt
(net of minority interest) (Note 17)                                   (158)            (171)              ---
                                                                  ---------        ---------         ---------
Net income (loss)                                                     1,149           (2,115)            4,343
Dividends on preferred stock                                         (7,164)          (7,212)           (7,212)
                                                                  ---------        ---------         ---------
Net loss available to common stockholders                         $  (6,015)       $  (9,327)        $ (2,869)
                                                                  =========        =========         =========

Per share data (Note 13):
   Basic:
    (Loss) income before extraordinary loss                       $   (2.46)       $   (2.44)        $   (0.70)
    Extraordinary loss                                                (0.07)           (0.04)              ---
                                                                  ---------        ---------         ---------
    Net (loss) income                                             $   (2.53)       $   (2.48)        $   (0.70)
                                                                  =========        =========         =========
   Fully diluted:
    (Loss) income before extraordinary loss                       $   (2.46)       $   (2.44)        $   (0.70)
    Extraordinary loss                                                (0.07)           (0.04)              ---
                                                                  ---------        ---------         ---------
    Net (loss) income                                             $   (2.53)       $   (2.48)        $   (0.70)
                                                                  =========        =========         =========
Weighted average outstanding shares:

      Basic                                                           2,379            3,760            4,092
      Fully diluted                                                   2,379            3,770            4,135

          See accompanying notes to Consolidated Financial Statements

                               G&L REALTY CORP.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                  Preferred Stock    Preferred Stock                      Additional   Distributions      Total
                                     Series A           Series B         Common Stock      paid - in    in excess of   stockholders'
                                 Shares    Amount   Shares    Amount   Shares    Amount     capital     net income        equity
                                 ---------------------------------------------------------------------------------------------------
BALANCE JANUARY 1, 1998           1,495      15      1,380       14     4,120      $41      $91,656        $(2,802)       $88,924
Repurchase of common stock                                               (152)      (1)      (2,336)                       (2,337)
Stock options exercised                                                    27                   389                           389
Issuance of common stock                                                                      2,000                         2,000
Net Income                                                                                                   4,343          4,343
Distributions declared                                                                                     (13,735)       (13,735)
                                 ------    ----     ------     ----    ------     ----      -------       --------        -------
BALANCE DECEMBER 31, 1998         1,495      15      1,380       14     3,995       40       91,709        (12,194)        79,584
Repurchase of common stock                                             (1,359)     (14)     (16,297)                      (16,311)
Net Loss                                                                                                    (2,115)        (2,115)
Distributions declared                                                                                     (11,103)       (11,103)
                                 ------    ----     ------     ----    ------     ----      -------       --------        -------
BALANCE DECEMBER 31, 1999         1,495      15      1,380       14     2,636       26       75,412        (25,412)        50,055
Repurchase of common and
  preferred stock                    (8)                (4)              (302)      (3)      (2,971)                       (2,974)
Net Income                                                                                                   1,149          1,149
Distributions declared                                                                                      (8,339)        (8,339)
                                 ------    ----     ------     ----    ------     ----      -------       --------        -------
BALANCE DECEMBER 31, 2000         1,487     $15      1,376      $14     2,334      $23      $72,441       $(32,602)       $39,891
                                 ======    ====     ======     ====    ======     ====      =======       ========        =======

          See accompanying notes to Consolidated Financial Statements

                               G&L REALTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                       Year Ended December 31,
                                                                                 2000            1999           1998
                                                                             -------------- --------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                             $ 1,149       $ (2,115)        $ 4,343
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Extraordinary loss on early retirement of long-term debt                       158            171             ---
       Depreciation and amortization                                                6,015          5,690           4,597
       Amortization of deferred financing costs                                       614            394             188
       Amortization of discount on marketable securities                              ---            ---            (152)
       Impairment of long-lived assets                                                ---          6,400             ---
       Net gain on sale of assets                                                  (1,263)           ---             ---
       Minority interests                                                            (278)        (2,027)           (179)
       Unbilled rent receivable                                                      (176)          (454)            (77)
       Equity in loss (earnings) of unconsolidated affiliates                         417            269             (80)
       Provision for doubtful accounts, notes and bonds receivables                 2,288          2,210           5,603
       (Increase) decrease in:
          Prepaid expense and other assets                                           (962)           419            (204)
          Other receivables, net                                                      125            (73)            489
          Tenant rent and reimbursements receivable                                (4,790)        (2,638)         (1,594)
          Accrued interest and loan fees receivable                                   333           (580)           (875)
       Increase (decrease) in:
         Accounts payable and other liabilities                                     3,822            983             383
         Tenant security deposits                                                      38             59             224
                                                                                  -------       --------         -------
    Net cash provided by operating activities                                       7,490          8,708          12,666
                                                                                  -------       --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                                                 (3,259)        (3,656)         (1,699)
    Purchases of real estate assets                                               (10,385)           ---         (37,790)
    Sale of real estate assets                                                      8,794            ---             ---
    Construction in progress                                                          (13)        (5,297)         (4,990)
    Disposition of real estate assets available for sale                              ---          1,792             ---
    Pre-acquisition costs, net                                                        471           (571)            (49)
    Contributions to unconsolidated affiliates                                       (482)        (1,135)        (11,996)
    Distributions from unconsolidated affiliates                                    1,262            320           7,553
    Investment in marketable securities                                               ---            ---          (1,154)
    Leasing commissions                                                              (158)          (438)           (441)
    Investments in notes and bonds receivable                                        (283)        (3,496)         (5,573)
    Principal payments received from notes and bonds receivable                     3,680            151           5,045
                                                                                  -------       --------         -------
    Net cash used in investing activities                                            (373)       (12,330)        (51,094)
                                                                                  -------       --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable proceeds                                                          9,310         71,550          48,832
    Repayment of notes payable                                                    (12,427)       (29,188)         (9,124)
    Payment of deferred loan costs                                                   (428)        (1,434)           (896)
    Decrease (increase) in restricted cash                                          3,969         (4,756)          3,738
    Minority interest equity contribution                                             486          1,237             195
    Purchase of common and preferred stock and partnership units                   (2,974)       (14,311)         (2,337)
    Exercise of common stock options                                                  ---            ---             389
    Distributions                                                                  (9,807)       (13,310)        (14,599)
                                                                                  -------       --------         -------
    Net cash (used in) provided by financing activities                           (11,871)         9,788          26,198
                                                                                  -------       --------         -------

                                                                    Continued...

                               G&L REALTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (4,754)         6,166        (12,230)
BEGINNING CASH AND CASH EQUIVALENTS                                                  7,545          1,379         13,609
                                                                             -------------   -------------   -----------
ENDING CASH AND CASH EQUIVALENTS                                             $       2,791   $      7,545    $     1,379
                                                                             =============   ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest                                       $      12,178   $     13,375    $     9,028
                                                                             =============   ============    ===========

NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                                       Year Ended December 31,
                                                                                  2000           1999           1998
                                                                             -------------   -------------   ------------
       Distributions declared not yet paid                                   $         370   $         407   $      1,751
                                                                             =============   =============   ============
       Transfers from projects under development to building                 $         ---   $      13,526   $      1,185
                                                                             =============   =============   ============
       Preferred distributions due to minority partner                       $          63   $          29   $         17
                                                                             =============   =============   ============
       Transfer from investments in unconsolidated affiliates
       to notes receivable                                                   $       3,070   $         ---   $        ---
                                                                             =============   =============   ============


        Net cost of assets transferred from the Company:

                 Land                                                        $       5,640
                 Building and improvements, net                                      9,172
                 Restricted cash                                                       170
                 Mortgage loans and bonds receivable, net                            1,136
                 Deferred charges and other assets, net                                197
                                                                             -------------
                                                                             $      16,315
                                                                             =============

        Net cost of liabilities extinguished:

                 Notes payable                                               $      16,315
                                                                             =============

        The Company acquired an interest in an unconsolidated affiliate for the following noncash consideration:

                 Land                                                                        $         947
                 Construction in progress                                                    $         774
                                                                                             -------------
                                                                                                     1,721
                                                                                             =============

        The Company exchanged its interest in land and construction in progress for the following noncash consideration:

                  Investment in unconsolidated affiliates                                    $       1,721
                                                                                             =============

       Net cost of assets transferred to Company (Note 18):

                Accounts receivable                                                                         $         295
                Land                                                                                                1,751
                Construction in progress                                                                            3,871
                Deferred leasing costs                                                                                250
                Deferred loan costs                                                                                    20
                Note receivable                                                                                        44
                Accounts payable                                                                                        8
                                                                                                             ------------
                                                                                                             $      6,239
                                                                                                             ============

                                                                    Continued...

                               G&L REALTY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                       Year Ended December 31,
                                                                                  2000           1999           1998
                                                                             --------------- -------------- --------------
       Net cost of assets transferred from Company (Note 18):

                Investment in unconsolidated affiliates                                                     $       5,645
                Note receivable                                                                                       594
                                                                                                            -------------
                                                                                                            $       6,239
                                                                                                            =============
     Property acquired in exchange for partnership units (Note 18)
                                                                                                            $       2,000
                                                                                                            =============

       Transfer note receivable to land and building:

                Land                                                         $         252
                Building                                                             1,009
                                                                             -------------
                Total                                                        $       1,261
                                                                             =============

                Notes receivable                                             $       1,261
                                                                             =============


                                                                       Concluded

                               G&L REALTY CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000

1.   General

     G&L Realty Corp. (the "Company") was formed as a Maryland corporation to continue the ownership, management, acquisition and development activities previously conducted by G&L Development, a California general partnership, the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through, the following entities:

               G&L Realty Partnership, L.P., a Delaware limited partnership (the "Operating Partnership")
               G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the "Realty Financing Partnership")*
               G&L Medical Partnership, L.P., a Delaware limited partnership (the "Medical Partnership")*
               G&L Gardens, LLC, an Arizona limited liability company ("Maryland Gardens")*
               435 North Roxbury Drive, Ltd., a California limited partnership (the "Roxbury Partnership")
               GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*
               G&L  Hampden, LLC, a Delaware limited liability company
                    ("Hampden")*
               G&L Valencia, LLC, a California limited liability company ("Valencia")
               G&L  Holy Cross, LLC, a California limited
                    liability company ("Holy Cross")*
               G&L Burbank, LLC, a California limited liability company ("Burbank")*
               G&L  Tustin, LLC, a California limited liability company
                    ("Tustin")*
               GLH Pacific Gardens, LLC, a California limited liability company ("Pacific Gardens")
               G&L Hoquiam, LLC, a California limited liability company ("Hoquiam")
               G&L Lyons, LLC, a California limited liability company ("Lyons") G&L Coronado (1998), LLC, a California limited liability company ("Coronado")
               GLH Tarzana, LLC, a California limited liability company ("Tarzana")
               G&L Heritage Care, LLC, a Delaware limited liability company ("Heritage")
               G&L Massachusetts, LLC, a Delaware limited liability company ("Massachusetts")
               G&L  Aspen, LLC, a California limited liability company ("Aspen")

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

     References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is a co-managing member), Tarzana (in which the Operating Partnership owns a 85% membership interest and is a co-managing member) and Hoquiam, Lyons, Coronado, Heritage, Massachusetts and Aspen (in which the Operating Partnership owns a 100% interest).

     In addition to the Subsidiaries, the Company also owns interests in various unconsolidated affiliates. Although the Company's investment represents a significant portion of the capital of such unconsolidated affiliates and the Company exercises significant influence over the activities of these entities, the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of these entities in the consolidated financial statements of the Company. The entities in which the Company has unconsolidated financial interests are as follows:

     . GLN Capital Co., LLC ("GLN") is a Delaware limited liability company formed in 1996. GLN is owned 49.9% by the Operating Partnership and 50.1% by an affiliate of Nomura Asset Capital Corp. ("Nomura"). GLN was formed to fund loans to the senior care industry.

     . G&L Grabel San Pedro, LLC ("San Pedro") is a California limited liability company formed on March 10, 1998 by the Company through the Operating Partnership, and Gary Grabel, an experienced medical office building ("MOB") manager. The Company and Gary Grabel contributed to San Pedro 84% and 16% of the equity, respectively. However, the initial ownership interests of the parties will be adjusted to 50% as each partner receives a return of its initial capital contribution plus a preferred return on their initial contribution. San Pedro was formed for the purpose of acquiring three MOBs located at 1360 West 6th Street in San Pedro, California.

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

     GLN, San Pedro, Penasquitos LLC, Penasquitos Inc., Pacific Gardens Corp., Eagle Run, Eagle Run, Inc., Lakeview and Heritage Park are herein defined collectively as the "Unconsolidated Affiliates" and individually as "Unconsolidated Affiliate".


2.   Summary of Significant Accounting Policies

     Business-- The Company is a self-managed Real Estate Investment Trust ("REIT") that acquires, develops, manages, finances and leases health care properties. The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare property consists of acquisitions, made either directly or through joint ventures, in MOBs, skilled nursing facilities ("SNFs") or assisted living facilities ("ALFs"). The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions of healthcare properties.

     Basis of presentation-- The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The interests in the Roxbury Partnership, Pacific Gardens, Pacific Park, Tarzana and the Operating Partnership that are not owned by the Company, have been reflected as minority interests in the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Properties-- The Operating Partnership, the Realty Financing Partnership, the Medical Partnership, Maryland Gardens, the Roxbury Partnership, GL/PHP, Hampden, Valencia, Holy Cross, Burbank, Tustin, Pacific Gardens, Hoquiam, Lyons, Heritage, Massachusetts, Aspen and Coronado own a 100% fee simple interest in all of the properties.

     Income taxes-- The Company expects to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company is generally not subject to corporate Federal income taxes so long as it distributes at least 95% of its taxable income to stockholders and meets certain other requirements relating to its income and assets. For the years ended December 31, 2000, 1999 and 1998, the Company met all of these requirements. Therefore, no provisions for Federal income taxes are included in the accompanying financial statements. State income tax requirements are similar to Federal requirements.

     Real estate and depreciation-- Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

               Buildings and improvements ...................      40 years
               Tenant improvements ..........................      Life of lease
               Furniture, fixtures and equipment ............      5 years


     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $5,697,000, $5,424,000 and $4,432,000 respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all costs directly related to acquisitions are capitalized.

     Revenue recognition-- Base rental income is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Certain leases include rent concessions and escalation clauses creating an effective rent that is included in unbilled rent receivable (Note 5). Patient revenue is reported at the estimated net realizable amount from patients, third party payors and others for services rendered, net of contractual adjustments.

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

     Deferred charges and other assets-- Deferred charges and other assets consist of leasing commissions, deferred loan fees, financing costs, construction-in-progress, investments, deposits and prepaid expenses. Leasing commissions are amortized on a straight-line basis over the lives of the leases which range typically from five to ten years. Deferred loan fees are amortized over the terms of the respective loan agreements. Expenses incurred to obtain financing are capitalized and amortized over the term of the related loan as a yield adjustment.

     Minority interest in consolidated affiliates-- The Operating Partnership, as sole general partner, has a 61.75% ownership interest in the Roxbury Partnership which owns the property located at 435 North Roxbury Drive. The minority interest is a debit balance that resulted from depreciation allocations and cash distributed to partners in excess of their original investment and subsequent accumulated earnings. It is management's opinion that the deficit is adequately secured by the unrecognized appreciated value of the Roxbury property and will be recovered through an accumulation of undistributed earnings or sale of the property. The Operating Partnership, as sole general partner, also owns a 93% interest in Pacific Gardens, a 50% interest in Pacific Park and an 85% interest in Tarzana.

     Long-lived assets-- The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. During 1999, the Company recorded a $6.4 million impairment loss related to its six New Jersey MOBs (See Note 3). The Company recorded no impairment losses in 2000 and 1998.

     Per share data-- Earnings per share are computed based upon the weighted average number of shares of the Company's Common Stock, $.01 par value (the "Common Stock") outstanding during the period. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options granted under the Company's stock incentive plan. Computation of the number of shares is included in Note 13.

      Financial instruments--The estimated fair value of the Company's financial instruments is determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. The book value of cash, cash equivalents, tenant rent and other accounts receivable, accounts payable and other liabilities approximates fair value due to their short-term maturities. The carrying amount of the Company's variable rate notes payable as of December 31, 2000 and 1999 approximate fair value because the interest rates are comparable to rates currently being offered to the Company. The fair value of the Company's fixed rate notes payable as of December 31, 2000 and 1999 was $105.3 million and $130.7 million, respectively because the interest rates on the Company's fixed rate notes payable were lower than the rates being offered to the Company at that time. The estimated fair values of the Company's mortgage loans and bonds receivable, are based upon market values of loans and bonds receivable with similar characteristics adjusted for risk inherent in the underlying transactions. Management estimates that the fair value of the Company's mortgage loans and bonds receivable approximate their amortized cost basis, after adjustment for the allowance for amounts deemed to be uncollectible.

     Use of estimates-- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent accounting pronouncements-- In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contracts. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. The Company's adoption of SFAS 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company was required to adopt SAB 101 in the fourth quarter of 2000. The Company's adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transaction Involving Stock Compensation." The Company was required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's adoption of FIN 44 did not have a material impact on its financial position or results of operations.

3.   Buildings and Improvements

     Buildings and improvements consist of the following:

                                                                               December 31,
                                                                          2000              1999
                                                                   ----------------- -----------------
                                                                             (in thousands)
                 Buildings and improvements                               $155,224          $160,360
                 Tenant improvements                                         9,214             7,705
                 Furniture, fixtures and equipment                           3,280             2,668
                                                                   ----------------- -----------------
                                                                           167,718           170,733
                 Less accumulated depreciation
                   and amortization                                        (28,208)          (23,912)
                                                                   ----------------- -----------------
                 Total                                                    $139,510          $146,821
                                                                   ================= =================

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

4.   Tenant Rent and Reimbursements Receivable

     Tenant rent and reimbursements receivable are net of an allowance for uncollectible amounts of $555,000 and $3,409,000 as of December 31, 2000 and 1999, respectively. The activity in the allowance for uncollectible tenant accounts for the three years ending December 31, 2000, was as follows:

                                                                                 Year ended December 31,
                                                                         2000              1999             1998
                                                                   ----------------- ----------------- ----------------
                                                                                     (in thousands)
                 Balance, beginning of year                        $      3,409      $      1,261      $         88
                 Additions                                                1,007             2,210             1,210
                 Charge-offs                                             (3,861)              (62)              (37)
                                                                   ----------------- ----------------- ----------------
                 Balance, end of year                              $         555     $      3,409      $       1,261
                                                                   ================= ================= ================

     During the year ended December 31, 2000, the Company wrote-off accounts receivable in the amount of $3.9 million. These write-offs were mainly related to delinquent rents and operating expense reimbursements due from the operators of the Company's three skilled nursing facilities in Hampden, Massachusetts (See
Note 15) and its skilled nursing facility in Phoenix, Arizona.

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

     Generally accepted accounting principles require that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as "straight-line rents" creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed (this occurs primarily at the inception of the lease period). As the lease approaches its expiration date, billed rent will eventually exceed the amount of straight-line rent causing the unbilled rent receivable to decline. The straight-line rent calculation assumes no new or re-negotiated rents or extension periods during the life of the lease and excludes operating cost reimbursements. The following table summarizes future rents due under existing leases and the corresponding straight-line rent calculation as of December 31, 2000:

                    Year Ending December 31,          Future Minimum         Straight-line          Unbilled Rent
                                                           Rent                  Rent                Receivable
               ----------------------------------- --------------------- ---------------------- ----------------------
                                                                             (in thousands)
                     2001 ................             $   17,248            $   17,161             $       87
                     2002 ................                 14,173                13,914                    259
                     2003 ................                 11,498                11,133                    365
                     2004 ................                  8,989                 8,508                    481
                     2005 ................                  6,778                 6,276                    502
                     Thereafter ..........                 11,759                10,647                  1,112
                                                   --------------------- ---------------------- ----------------------
               Total .....................               $ 70,445              $ 67,639                $ 2,806
                                                   ===================== ====================== ======================

     The activity in the allowance for unbilled rent, recorded as a reduction of rental revenue for the three years ending December 31, 2000, consisted of the following:

                                                                                 Year ended December 31,
                                                                         2000              1999             1998
                                                                   ----------------- ----------------- ----------------
                                                                                     (in thousands)
                 Balance, beginning of year                           $      706        $      474        $      476
                 Additions                                                    76               232                12
                 Charge-offs                                                (388)              ---               (14)
                                                                   ----------------- ----------------- ----------------
                 Balance, end of year                                 $      394        $      706        $      474
                                                                   ================= ================= ================

6.   Other Receivables

     Other receivables consist of all outstanding balances due to the Company other than amounts due from current tenants and are net of the allowance for uncollectible amounts of $54,000 and $205,000 as of December 31, 2000 and 1999. The activity in the allowance for uncollectible accounts for the three years ending December 31, 2000, is as follows:

                                                                                 Year ended December 31,
                                                                         2000              1999             1998
                                                                   ----------------- ----------------- ----------------
                                                                                     (in thousands)
                 Balance, beginning of year                        $       205       $       330       $       248
                 Additions                                                  20               ---               282
                 Charge-offs                                              (171)             (125)             (200)
                                                                   ----------------- ----------------- ----------------
                 Balance, end of year                              $        54       $       205       $       330
                                                                   ================= ================= ================

7.   Mortgage Loans and Bonds Receivable

     Mortgage loans and bonds receivable consist of the following:

                                                                                                    December 31,
                                                                                                2000             1999
                                                                                          ----------------- --------------
                                                                                                 (in thousands)
   Secured Promissory Note due March 31, 2009, collateralized by deed of
      trust, principal and interest payable monthly at 12% per annum..................    $     7,522     $       7,751
   Unsecured Promissory Note due March 31, 2009, principal and interest
      payable monthly at 12% per annum................................................          2,700             2,700
   Secured Note due April 1, 2008, interest payable semiannually at 10%
      per annum (This note is currently in default)...................................            150               150
   Unsecured promissory note due September 1, 2000, interest payable at
      10% per annum (This note is currently in default)...............................          1,000               ---
   Unsecured promissory note due July 1, 2000, interest payable at 10% per
      annum (This note is currently in default).......................................            104               ---
   Secured promissory note due August 25, 1998, interest payable at 12%
      per annum (This note is currently in default)...................................          2,405             3,695
   Secured promissory note due June 30, 2001, interest payable at 10% per
      annum...........................................................................            675               425
   Secured bond receivable due December 15, 2029, interest payable
      semiannually at 8.75% per annum.................................................          1,218             1,218
   Unsecured promissory note due January 31, 2010, principal and interest
      payable monthly at 10% per annum................................................            513               513
   Unsecured promissory note receivable due June 30, 1999. (This note is
      currently in default)...........................................................             44                44
   Unsecured promissory note receivable due October 1, 2004...........................            ---               800
   Unsecured promissory note receivable due May 31, 1999..............................            ---               300
   Unsecured promissory note receivable due January 23, 1998..........................            ---                47
   Unsecured promissory note receivable due April 1, 2003.............................            ---               300
   Unsecured promissory notes receivable payable upon demand..........................            ---             1,356
   Unsecured credit line receivable due May 31, 1998..................................            ---               115
                                                                                          ------------- ----------------
   Face value of mortgage loans and bonds receivable..................................         16,331            19,414
   Accrued interest...................................................................            440             1,188
   Allowance for uncollectible amounts................................................         (5,527)           (4,576)
                                                                                          ------------- ----------------
   Total mortgage loans and bonds interest receivable.................................        $11,244           $16,026
                                                                                          ============= =================

     The activity in the allowance for uncollectible notes receivable for the three years ending December 31, 2000, is as follows:

                                                                                 Year ended December 31,
                                                                         2000              1999             1998
                                                                   ----------------- ----------------- ----------------
                                                                                     (in thousands)
                 Balance, beginning of year                        $     4,576       $     3,517       $        825
                 Additions                                               2,861             1,059             2,792
                 Charge-offs                                            (1,910)              ---              (100)
                                                                   ----------------- ----------------- ----------------
                 Balance, end of year                                 $  5,527       $     4,576       $     3,517
                                                                   ================= ================= =================

8.   Investments In Unconsolidated Affiliates

     The Company has investments in various unconsolidated affiliates as described in Note 1. The following tables provide a summary of the Company's investment in each of these entities as of December 31, 2000 and 1999 (in thousands).

                                                          As of December 31, 2000
                                       -------------------------------------------------------------------------------------------
                                                       Valley                                                          Pacific
                                                    Convalescent               Penasquitos Penasquitos   Heritage      Gardens
                                       GLN Capital      (1)        San Pedro      LLC         Inc.         Park         Corp.
                                       -------------------------------------------------------------------------------------------
Opening balance at beginning of year   $       776  $        323  $     1,070  $    1,379  $      106  $        ---  $       (312)
Equity in earnings (loss) of
affiliates                                     (11)           (8)         122         (90)        ---           ---           ---
Cash contributions                             ---           ---          ---         ---         ---           ---           ---
Cash distributions                             ---          (315)         (48)     (1,128)        (86)          ---           ---
                                       -----------  ------------  -----------  ----------  ----------  ------------  ------------
Equity, before inter-company
adjustments                                    765           ---        1,144         161          20           ---          (312)
Intercompany receivable (payable),
net                                             67           ---           80         245         (20)           13           110
                                       -----------  ------------  -----------  ----------  ----------  ------------  ------------
Investment in unconsolidated
affiliates                             $       832  $        ---  $     1,224  $      406  $      ---  $         13  $       (202)
                                       ===========  ============  ===========  ==========  ==========  ============  ============



                                          ---------------------------------------------
                                             Eagle
                                           Run, Inc.    EagleRun    Lakeview    Total
                                          ---------------------------------------------
Opening balance at beginning of year      $       61  $       654  $     250  $  4,307
Equity in earnings (loss) of
affiliates                                      (431)           1        ---      (417)
Cash contributions                               ---          ---        ---       ---
Cash distributions                               ---          ---        ---    (1,577)
                                          ----------  -----------  ---------  --------
Equity, before inter-company
adjustments                                     (370)         655        250     2,313
Intercompany receivable (payable),
net                                                6           48      1,989     2,538
                                          ----------  -----------  ---------  --------
Investment in unconsolidated
affiliates                                $     (364) $       703  $   2,239  $  4,851
                                          ==========  ===========  =========  ========

                                                          As of December 31, 1999
                                       -------------------------------------------------------------------------------------------
                                                       Valley                  Penasquitos Penasquitos   Heritage      Pacific
                                       GLN Capital  Convalescent   San Pedro      LLC         Inc.         Park        Gardens
                                                                                                                        Corp.
                                       -------------------------------------------------------------------------------------------
Opening balance at beginning of year   $       708  $         76  $     1,165  $    1,229  $      270  $        ---  $      (149)
Equity in earnings of affiliates                62           (28)         202          25        (277)          ---         (163)
Contributions                                    6           312          ---         125         113           ---          ---
Distributions                                  ---           (37)        (297)        ---         ---           ---          ---
                                       -----------  ------------  -----------  ----------  ----------  ------------  -----------
Equity, net of inter-company
transactions                                   776           323        1,070       1,379         106           ---         (312)
Intercompany receivable (payable),
net                                             61         3,370            8         219          (1)           13          110
                                       -----------  ------------  -----------  ----------  ----------  ------------  -----------
Investment in unconsolidated
affiliates                             $       837  $      3,693  $     1,078  $    1,598  $      105  $         13  $      (202)
                                       ===========  ============  ===========  ==========  ==========  ============  ===========


                                       ----------------------------------------------
                                          Eagle
                                        Run, Inc.     EagleRun    Lakeview    Total
                                       ----------------------------------------------
Opening balance at beginning of year   $     150     $    650     $   ---    $ 4,099
Equity in earnings of affiliates             (89)          (1)        ---       (269)
Contributions                                ---            5         250        811
Distributions                                ---          ---         ---       (334)
Equity, net of inter-company
transactions                                  61          654         250      4,307
Intercompany receivable (payable),
net                                            6           47       1,596      5,429
                                       ---------     --------     -------    -------
Investment in unconsolidated
affiliates                             $      67     $    701     $ 1,846    $ 9,736
                                       =========     ========     =======    =======

(1) In March 2000, the Company sold its 50% interest in Valley Convalescent to its joint venture partner. The transaction included a sales price of $500,000 consisting of $200,000 in cash and a $300,000 mortgage note. The $300,000 mortgage note was consolidated with the $2.8 million mortgage that the Company already held on the facility. The $3.1 million mortgage was repaid in November 2000.

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 2000 (in thousands).

                                      -----------------------------------------------------------------------------------------
                                                                                                                    Pacific
                                                      Valley                  Penasquitos Penasquitos   Heritage    Gardens
                                      GLN Capital  Convalescent   San Pedro      LLC         Inc.         Park        Corp.
                                      -----------------------------------------------------------------------------------------
Financial Position:
------------------
     Land                               $  ---      $     ---      $  1,882    $    641      $  ---       $  750       $  ---
     Buildings                             ---            ---         4,227       6,409         ---          ---          ---
     Notes receivable, net               1,585            ---           ---         ---         ---          ---          ---
     Other Assets                          ---            ---           294       1,260         ---          247          ---
     Notes payable                         ---            ---        (4,730)     (7,962)        ---         (910)         ---
     Other liabilities                     (60)           ---          (439)       (260)        (10)         (87)        (349)
                                      ------------ ------------- ------------ ----------- ----------- ------------- -----------
Net assets                              $1,525      $     ---      $  1,234    $     88      $  (10)      $  ---       $ (349)
                                      ============ ============= ============ =========== =========== ============= ===========

Partner's equity:
----------------

     G&L Realty Partnership, L.P.       $  765      $     ---      $  1,144    $    161      $   20       $ ---        $(312)
     Others                                760            ---            90         (73)        (30)        ---          (37)
                                      ------------ ------------- ------------ ----------- ----------- ------------- -----------
Total Equity                            $1,525      $     ---      $  1,234    $     88      $  (10)      $ ---        $(349)
                                      ============ ============= ============ =========== =========== ============= ===========
                                         Eagle Run
                                            Inc.       Eagle Run       Lakeview       Total
                                        ------------   --------------  -----------  ------------
Financial Position:
------------------
     Land                                 $   ---       $    1,191     $    947     $   5,411
     Buildings                                ---            4,934          ---        15,570
     Notes receivable, net                    ---              ---          ---         1,585
     Other Assets                             482            1,017        2,225         5,525
     Notes payable                            ---           (5,791)      (1,954)      (21,347)
     Other liabilities                     (1,221)             (50)        (664)       (3,140)
                                        ------------   --------------  -----------  ----------
Net assets                                $  (739)      $    1,301     $    554     $   3,604
                                        ============   ==============  =========== ===========

Partner's equity:
----------------
     G&L Realty Partnership, L.P.         $  (370)      $      655     $    250     $   2,313
     Others                                  (369)             646          304         1,291
                                        ------------   --------------  -----------  ----------
Total Equity                              $  (739)      $    1,301     $    554     $   3,604
                                        ============   ==============  =========== ===========

                                      -----------------------------------------------------------------------------------------
                                                                                                                    Pacific
                                                      Valley                  Penasquitos Penasquitos   Heritage    Gardens
                                      GLN Capital  Convalescent   San Pedro      LLC         Inc.         Park        Corp.
                                      -----------------------------------------------------------------------------------------
Operations:
-----------
     Revenues                           $  ---      $      83      $  1,140    $    892      $  ---       $  ---       $  ---
     Expenses                              (22)           (99)       (1,018)     (1,072)        ---          ---          ---
                                      ------------ ------------- ------------ ----------- ----------- ------------- -----------
Net (loss) income                       $  (22)     $     (16)     $    122    $   (180)     $  ---       $  ---       $  ---
                                      ============ ============= ============ =========== =========== ============= ===========

Allocation of net (loss) income:
-------------------------------
     G&L Realty Partnership, L.P.       $  (11)     $      (8)     $    122    $    (90)     $  ---       $ ---        $  ---
     Others                                (11)            (8)          ---         (90)        ---         ---           ---
                                      ------------ ------------- ------------ ----------- ----------- ------------- -----------
Net (loss) income                       $  (22)     $     (16)     $    122    $   (180)     $  ---       $ ---        $  ---
                                      ============ ============= ============ =========== =========== ============= ===========
                                         Eagle Run
                                            Inc.       Eagle Run       Lakeview       Total
                                         -----------  ------------   ------------- -------------
Operations:
------------------
     Revenues                             $ 1,803       $   845         $   ---      $  4,772
     Expenses                              (2,666)         (851)            ---        (5,728)
                                         -----------  ------------   ------------- -------------
Net (loss) income                         $  (863)      $     3         $   ---      $   (956)
                                         ===========  ============   ============= =============

Allocation of net (loss) income:
-------------------------------
     G&L Realty Partnership, L.P.         $  (431)      $     1         $   ---      $   (417)
     Others                                  (432)            2             ---          (539)
                                         -----------  ------------   ------------- -------------
Net (loss) income                         $  (863)      $     3         $   ---      $   (956)
                                         ===========  ============   ============= =============

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 1999 (in thousands).


                                       -----------------------------------------------------------------------------------------
                                                                                                                       Pacific
                                                        Valley                  Penasquitos Penasquitos  Heritage      Gardens
                                       GLN Capital   Convalescent   San Pedro      LLC         Inc.        Park         Corp.
                                       -----------------------------------------------------------------------------------------
Financial Position:
-------------------
     Land                              $         --  $         382 $      1,882 $       641 $        --  $     500    $     --
     Buildings                                   --          2,636        4,315       6,678          --         --          --
     Notes and bonds receivable,
      net                                     1,585             --           --          --          --         --          --
     Other Assets                                38            720          172         732          --         68          --
     Notes payable                               --         (2,799)      (4,814)     (6,180)         --       (554)         --
     Other liabilities                          (75)          (331)        (197)       (523)        (10)       (14)       (349)
                                       ------------  ------------- ------------ ----------- -----------  ---------   ---------
Net assets                             $      1,548  $         608 $      1,358 $     1,348 $       (10) $      --   $    (349)
                                       ============  ============= ============ =========== ===========  =========   =========

Partner's equity:
-----------------
     G&L Realty Partnership, L.P.      $        776  $         323 $      1,070 $     1,379 $       106  $      --   $   (312)

     Others                                     772            285          288         (31)       (116)        --        (37)
                                       ------------  ------------- ------------ ----------- -----------  ---------   ---------
Total Equity                           $      1,548  $         608 $      1,358 $     1,348 $       (10) $      --   $   (349)
                                       ============  ============= ============ =========== ===========  =========   =========


                                       ------------------------------------------------
                                         Eagle Run
                                            Inc.      Eagle Run    Lakeview     Total
                                       -------------------------------------------------
Financial Position:
-------------------
     Land                              $         --  $      1,191 $      947  $    5,543
     Buildings                                   --         4,612         --      18,241
     Notes and bonds receivable,
      net                                        --            --         --       1,585
     Other Assets                               193           688        996       3,607
     Notes payable                               --        (4,986)    (1,443)    (20,776)
     Other liabilities                         (167)         (208)        --      (1,874)
                                       ------------  ------------ ----------  ----------
Net assets                             $         26  $      1,297 $      500  $    6,326
                                       ============  ============ ==========  ==========

Partner's equity:
-----------------
     G&L Realty Partnership, L.P.      $         61  $        654 $      250  $    4,307

     Others                                     (35)          643        250       2,019
                                       ------------  ------------ ----------  ----------
Total Equity                           $         26  $      1,297 $      500  $    6,326
                                       ============  ============ ==========  ==========

                                       -----------------------------------------------------------------------------------------
                                                                                                                      Pacific
                                                       Valley                  Penasquitos Penasquitos   Heritage    Gardens
                                       GLN Capital  Convalescent   San Pedro      LLC         Inc.         Park        Corp.
                                       -----------------------------------------------------------------------------------------
Operations:
-----------
     Revenues                          $      103  $        600  $     1,165  $       629 $       190  $         --  $    1,371
     Expenses                                 (14)         (668)        (963)        (578)       (560)           --      (1,546)
                                       ----------  ------------  -----------  ----------- -----------  ------------  ----------
Net income (loss)                      $       89  $        (68) $       202  $        51 $      (370) $         --  $     (175)
                                       ========== =============  ===========  =========== ===========  ============  ==========

Allocation of net income (loss):
--------------------------------
     G&L Realty Partnership, L.P.      $       62  $        (28) $       202  $        25 $      (277) $         --  $     (163)
     Others                                    27           (40)          --           26         (93)           --         (12)
                                       ----------  ------------  -----------  ----------- -----------  ------------  ----------
Net income (loss)                      $       89  $        (68) $       202  $        51 $      (370) $         --  $     (175)
                                       ========== =============  ===========  =========== ===========  ============  ==========


                                     ---------------------------------------------------------
                                       Eagle Run
                                         Inc.          Eagle Run       Lakeview        Total
                                     ---------------------------------------------------------
Operations:
-----------
     Revenues                        $        117     $       118    $        --     $   4,293
     Expenses                                (293)           (121)            --        (4,743)
                                     ------------     -----------    -----------     ---------
Net income (loss)                    $       (176)    $        (3)   $        --     $    (450)
                                     ============     ===========    ===========     =========

Allocation of net income (loss):
     G&L Realty Partnership, L.P.    $        (89)    $        (1)   $        --     $    (269)
     Others                                   (87)             (2)            --          (181)
                                     ------------     -----------    -----------     ---------
Net income (loss)                    $       (176)    $        (3)   $        --     $    (450)
                                     ============     ===========    ===========     =========

Following is a summary of the condensed financial information of each of the unconsolidated affiliates for the year ended December 31, 1998 (in thousands)

                                       -----------------------------------------------------------------------------------------
                                                       Valley                    Aliso                 Penasquitos   Penasquitos
                                       GLN Capital  Convalescent  AV Medical    Partners   San Pedro      LLC            Inc.
                                       -----------------------------------------------------------------------------------------
Operations:
-----------
     Revenues                          $      352  $        603  $        --  $        -- $       948  $         --  $       --
     Expenses                                 170           437           --           --         792            --          --
                                       ----------  ------------  -----------  ----------- -----------  ------------  ----------
Net income                             $      182  $        166  $        --  $        -- $       156  $         --  $       --
                                       ========== =============  ===========  =========== ===========  ============  ==========

Allocation of net income:
--------------------------------
     G&L Realty Partnership, L.P.      $       91  $         83  $        --  $        -- $        78  $         --  $       --
     Others                                    91            83           --           --          78            --          --
                                       ----------  ------------  -----------  ----------- -----------  ------------  ----------
                                       $      182  $        166  $        --  $        -- $       156  $         --  $       --
                                       ========== =============  ===========  =========== ===========  ============  ==========


                                     -------------------------------------------
                                       Pacific
                                       Gardens          Eagle Run,
                                        Corp.              LLC          Total
                                     -------------------------------------------
Operations:
-----------
     Revenues                        $      1,185     $        --    $     3,088
     Expenses                               1,369              --          2,768
                                     ------------     -----------    -----------
Net income                           $       (184)    $        --    $       320
                                     ============     ===========    ===========

Allocation of net income:
     G&L Realty Partnership, L.P.    $       (172)    $        --    $        80
     Others                                   (12)             --            240
                                     ------------     -----------    -----------
                                     $       (184)    $        --    $       320
                                     ============     ===========    ===========

9.  Marketable Securities

      Marketable securities consist of the following:

                                                                              December 31,
                                                                         2000              1999
                                                                   ----------------- -----------------
                                                                             (in thousands)
                 PHP Healthcare Corporation subordinated
                    debentures, $2,800,000 face value, interest
                    at 6.50%, due December 15, 2002, at cost               $ 1,154           $ 1,154
                 Accrued interest                                               58                58
                 Amortized discount                                            152               152
                                                                           -------           -------
                                                                             1,364             1,364
                 Less reserve for uncollectible amounts                     (1,364)           (1,364)
                                                                           -------           -------
                 Total                                                     $   ---           $   ---
                                                                           =======           =======

     See Footnote 15 for additional discussion of marketable securities.

10.  Deferred Charges and Other Assets

     Deferred charges and other assets consist of the following:

                                                                              December 31,
                                                                         2000              1999
                                                                   ----------------- -----------------
                                                                             (in thousands)
                 Deferred financing costs                                   $4,011            $3,844
                 Pre-acquisition costs                                         150               621
                 Leasing commissions                                         1,486             1,711
                 Prepaid expense and other assets                              914                57
                                                                           -------           -------
                                                                             6,561             6,233
                 Less accumulated amortization                              (2,012)           (1,269)
                                                                           -------           -------
                 Total                                                     $ 4,549           $ 4,964
                                                                           =======           =======

11.  Notes Payable

                                                                                                December 31,
        Notes payable consist of the following:                                             2000            1999
                                                                                       --------------- ---------------
                                                                                               (in thousands)
$7,831,000 Note due April 1, 2008 collateralized by deed of trust, monthly principal
    and interest payments of $56,000, interest at 7.05% per annum.                            $ 7,502         $ 7,634
$7,500,000 Note due December 11, 2008, collateralized by deed of trust, monthly
    principal and interest payments of $50,000, interest at 6.90% per annum.                    7,343           7,423
$2,000,000 Secured line of credit due July 13, 2003, interest payable at Prime plus
    2.0% per annum.                                                                             1,797             ---
$8,100,000 Note due April 1, 2008, collateralized by deed of trust, monthly
    principal and interest payments of $58,000, interest at 7.05% per annum.                    7,761           7,896
$2,475,000 Note due September 1, 2008 collateralized by deed of trust, monthly
    principal and interest payments of $18,000, interest at 7.49% per annum.                    2,391           2,428
$3,267,000 Note due April 1, 2008 collateralized by deed of trust, monthly principal
    and interest payments of $23,000, interest at 7.05% per annum.                              3,130           3,185
$5,225,000 Note due January 1, 2019 collateralized by deed of trust, monthly
    principal and interest payments of $38,209, interest at 6.75% per annum.                    4,983           5,113
$1,333,125 Note due April 1, 2008 collateralized by deed of trust, monthly principal
    and interest payments of $9,554, interest at 7.05% per annum.                               1,277           1,299
$35,000,000 Note due August 11, 2006, collateralized by deed of trust, monthly
    payments of $282,000 of principal and interest, interest at 8.492% per annum.              33,133          33,629
$30,000,000 Note due August 11, 2005, collateralized by deed of trust, monthly
    principal and interest payments of $229,000, interest at 7.89% per annum.                  27,684          28,193
$11,400,000 Note due September 1, 2034, collateralized by deed of trust, monthly
    principal and interest payments of $77,000, interest at 8% per annum.                      11,296          11,373
$10,000,000 Note due July 1, 2009 collateralized by deed of trust, monthly principal
    and interest payments of $58,000, interest at 6.85% per annum.                              9,705           9,905
$1,440,000 Note due July 1, 2009 collateralized by deed of trust, monthly principal
    and interest payments of $11,000, interest at 7.375% per annum.                             1,408           1,430
$7,500,000 Note due January 21, 2002 collateralized by deed of trust, monthly principal and interest payments of approximately $64,000, interest at Prime plus
    0.75% per annum.                                                                            7,382           7,458
$13,920,000 Note due October 1, 2002 collateralized by deed of trust, monthly principal and interest payments of approximately $122,000, interest at LIBOR
    plus 2.75% per annum.                                                                      13,740          13,889
$8,500,000 Note due July 1, 2001, collateralized by deed of trust, monthly principal and interest payments of approximately $71,000, interest at LIBOR plus 2.75% per
    annum.                                                                                      8,415           8,500
$2,100,000 Note due November 1, 2002, collateralized by deed of trust, monthly principal and interest payments of approximately $17,000, interest at LIBOR
    plus 3.40% per annum.                                                                       2,070           2,096
$800,000 Unsecured note due May 1, 2006, monthly principal and interest payments of
    $5,593, interest at 7.50% per annum.                                                          801             ---
$950,000 Note due May 1, 2006, collateralized by a second deed of trust, monthly
    principal and interest payments of $7,305, interest at 8.50% per annum.                       944             ---
$5,800,000 Note due in 2006, collateralized by deed of trust, monthly principal and
    interest payments of $48,102, interest at 8.30% per annum.                                  5,672             ---
$2,000,000 Unsecured note due July 31, 2007, interest rate of 8.50% per annum.                    508             508
$4,600,000 Unsecured line of credit due August 31, 2000, interest payable
    monthly at LIBOR plus 2.25% per annum, repaid in 2000                                         ---           4,600
$5,500,000 Note due on February 1, 2001, collateralized by deed of trust, interest
    payable monthly at LIBOR plus 3.0% per annum, repaid in 2000                                  ---           5,500
$16,000,000 Note due March 11, 2014, collateralized by deed of trust, monthly
    principal and interest payments of $155,000, interest at 8.98% per annum                      ---          15,312
                                                                                             --------        --------
Total                                                                                        $158,942        $177,371
                                                                                             ========        ========

     As of December 31, 2000, 30-day LIBOR was 6.565% and the prime rate was 9.50%.

     Aggregate future principal payments as of December 31, 2000 are as follows:

                           Years Ending December 31
                           ------------------------
                                 (in thousands)
                           2001 ......................    $ 12,591
                           2002 ......................      25,092
                           2003 ......................       2,395
                           2004 ......................       2,570
                           2005 ......................       9,356
                           Thereafter ................     106,938
                                                         ---------
                               Total .................   $ 158,942
                                                         =========

     During 2000 and 1999, the Company capitalized interest relating to development projects, either directly owned by the Company or through joint ventures of $17,000 and $430,000, respectively.

12   Commitments and Contingencies

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

     As of August 15, 1997, Pinnacle leased the New Jersey Properties from GL/PHP under the terms of a 17-year net operating lease. PHP guaranteed the obligations of its subsidiary under the lease. In November 1998, Pinnacle filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware and its case was voluntarily converted to a Chapter 7 case. Also in November 1998, PHP filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court of the District of Delaware. CapMark Services, L.P. ("CapMark"), the loan servicer and successor to Amresco Management Inc., has foreclosed on its security and taken title to the New Jersey Properties.

     The Operating Partnership filed a declaratory relief action in the New Jersey State Court seeking a determination that LaSalle National Bank ("LaSalle"), the successor to Nomura, as trustee for the holders of certain obligations including the Nomura loan, did not have any rights against said $2 million note. LaSalle claims it is entitled to the $2 million borrowed from PHP under the deed of trust and assignment of rent with GL/PHP. After proceedings in both California and New Jersey, it was determined that this matter will be heard in the Federal District Court in New Jersey. The Operating Partnership believes that the lawsuit will be resolved with no adverse impact to the Company, however no assurances can be given at this time that this result will be obtained.

     In November 1999, Landmark Healthcare Facilities, LLC ("Landmark") filed a lawsuit against Valencia, a subsidiary of the Company, claiming that Landmark is entitled to approximately $600,000 plus interest under a development agreement entered into between Valencia and Landmark for the development of an MOB in Valencia, California. The Company is vigorously opposing the lawsuit and has filed a counter suit to recover approximately $400,000 plus interest that was already paid under the development agreement and for a judgment and declaration that all of Landmark's rights, title and interest in Valencia have been terminated or assigned to the Company. The litigation went to trial on March 12, 2001. On March 21, 2001, the court issued a tentative ruling on the matter in favor of the Company. Final judgment by the court is pending.

     The Company is the guarantor on a $500,000 letter of credit in favor of NVHF Affiliates, LLC, a non-profit low-income apartment owner. The Company holds an unsecured promissory note from NVHF Affiliates, LLC in the same amount. The Company at this time does not anticipate having to pay anything under this letter of credit.

     In January 2001, the Company settled a lawsuit with Cigna Healthcare, Inc and Cigna Healthcare of California ("Cigna") and received a settlement of $4.1 million. The settlement ended litigation against Cigna for delinquent rent under a lease for a MOB in Irwindale, California. Due to this settlement, the Company will record lease termination income of approximately $2.7 million in the first quarter of 2001.

     Two shareholder class actions have been filed against the Company and its directors arising out of the proposal by Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and President, respectively, of the Company, to acquire all of the outstanding shares of the Company's common stock not currently owned by them (the "Pending Proposal"). The first suit, Lukoff v. G&L Realty Corp. et al., case number BC 241251, was filed in the Superior Court of the State of California, County of Los Angeles, on December 4, 2000. The second suit, Abrons v. G&L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. Both actions assert claims for breach of fiduciary duty and seek, among other things, compensatory damages and to enjoin the transaction. Defendants have not yet answered or otherwise responded to the complaints. On February 6, 2001, pursuant to a stipulation between the parties, the Lukoff action was stayed for 120 days or until the Company's board of directors takes action with respect to the Pending Proposal, whichever occurs earlier.

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

      At various times during the year ending December 31, 2000, the Company repurchased a total of 301,800 shares of the Company's Common Stock at an average price of approximately $9.22 per share. During 2000, the Company also purchased 7,700 shares of its Series A Preferred Stock at an average price of $15.03 and 4,600 shares of its Series B Preferred Stock at an average price of $14.68.

      Distributions in excess of net income-- As described in Note 2, the Company has elected to be treated as a REIT for Federal income tax purposes. As such, the Company is required to distribute at least 95% of its annual taxable income.

      For the years ended December 31, 2000, 1999 and 1998, cash distributed in the form of dividends to holders of the Company's Common Stock exceeded the Company's taxable income and is therefore considered to be a return of capital. In 2000, 100% of the Company's dividend was considered a return of capital to common stockholders. For 1999, 4.46% of the dividend was taxable as long-term capital gains and the remaining 95.54% represented a return of capital. For 1998, 18.55% of the dividend was taxable as ordinary income and the remaining 81.45% represented a return of capital. In 2000, dividends paid to holders of the Company's preferred stock were considered a return of capital to preferred stockholders. In previous years, the dividends paid to holders of the Company's Preferred Stock were fully taxable as ordinary income.

     Earnings per share-- Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year. Fully diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. In 2000, because the Company's stock price was below the exercise price of all options, basic weighted average shares equals diluted weighted average shares. In 1999 and 1998, the incremental shares that would have been outstanding upon the assumed exercise of stock options would have been anti-dilutive and, therefore, were not considered in the computation of fully diluted earnings per share. The following table reconciles the numerator and denominator of the basic and fully diluted per-share computations for net income for the years ended December 31, 2000, 1999 and 1998:

                                                                       Years ended December 31,
                                                                   2000            1999          1998
                                                              --------------- --------------- ------------
                                                                            (in thousands)
                 Numerator:
                 ----------
                    Net income (loss)                             $  1,149       $  (2,115)      $  4,343
                    Preferred stock dividends                       (7,164)         (7,212)        (7,212)
                                                                  --------       ---------       --------
                    Net loss available to common
                      stockholders                                $ (6,015)      $  (9,327)      $ (2,869)
                                                                  ========       =========       ========
                 Denominator:
                 ------------
                    Weighted average shares - basic                  2,379           3,760          4,092
                    Dilutive effect of stock options                   ---              10             43
                                                                  --------       ---------       --------
                    Weighted average shares - fully diluted          2,379           3,770          4,135
                                                                  ========       =========       ========
                 Per share:
                 ----------
                    Basic                                           $(2.53)         $(2.48)        $(0.70)
                    Dilutive effect of stock options                   ---             ---            ---
                                                                  --------       ---------       --------
                    Fully diluted                                 $  (2.53)      $   (2.48)      $  (0.70)
                                                                  ========       =========       ========

     On March 6, 2001, the Company's board of directors declared a quarterly distribution for the first quarter of 2001 in the amount of $0.125 per Common share to be paid on April 15, 2001 to holders of the Company's Common Stock on March 31, 2001. This quarterly dividend is equal to an annualized distribution of $0.50 per share.

     On November 30, 2000, the Company received a proposal from Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company, to acquire all the outstanding shares of Common Stock of the Company not held by them for a cash price of $10.00 per share. The proposal contemplates a merger of an entity newly formed by Messrs. Gottlieb and Lebowitz with and into the Company. The Series A and Series B Preferred Stock would remain outstanding following the consummation of the transaction. The proposal was conditioned upon, among other things, approval of the Board of Directors and stockholders of the Company, the negotiation of mutually satisfactory definitive agreements, and the receipts by Messrs. Gottlieb and Lebowitz of satisfactory financing to complete the transaction. Upon receipt of the proposal, the Board of Directors of the Company formed a special committee comprised of S. Craig Tompkins, as chairman, Dr. Richard Lesher, Charles Reilly and Leslie Michelson to consider the proposal. The special committee was empowered to evaluate and, if appropriate, negotiate with respect to the proposal and to make a recommendation to the Board of Directors with respect to any proposed transaction.

     On February 16, 2001, the Company received a revised proposal from Messrs. Gottlieb and Lebowitz under which they would acquire all the outstanding shares of Common Stock of the Company not held by them for a cash price of $11.00 per share. The revised proposal was submitted to the special committee of the Company's Board of Directors for review.

14.  Stock Incentive Plan

     As of December 31, 2000, the Company had a stock incentive plan under which an aggregate of 209,500 shares of the Company's Common Stock are reserved for issuance. Options are granted at per share amounts not less than fair market value at the date of grant and expire ten years thereafter. Granted options vest in even increments over a two or three year period beginning one year from the grant date. The Company does not charge the estimated compensation cost of options granted against income. Compensation cost is estimated to be the fair value of all options granted based on the Binomial option-pricing model. Based upon the stock price at the date of grant, the costs associated with options granted in each of the years ended December 31, 2000, 1999, and 1998 are $265,000, $5,000, and $77,000, respectively. If the compensation costs had been charged against income at the time of vesting, adjusted for shares exercised and canceled during the period, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  Year Ended December 31,
                                                          2000             1999              1998
                                                    ----------------- ---------------- -----------------
                                                         (in thousands, except per share amounts)
           Net Income:
             As reported                                   $1,149           $(2,115)          $4,343
             Pro forma                                     $1,061           $(2,120)          $4,266

           Earnings per share:
             As reported:
                 Basic                                     $(2.53)           $(2.48)          $(0.70)
                 Fully diluted                             $(2.53)           $(2.48)          $(0.70)
             Pro forma:
                 Basic                                     $(2.57)           $(2.48)          $(0.72)
                 Fully diluted                             $(2.57)           $(2.48)          $(0.72)

     A summary of the status of the Company's stock incentive plan as of December 31, 2000, 1999, 1998, and changes during the years ending on those dates is presented in the following table. The average price presented below represents the weighted average exercise price based upon the market value at the grant date.

                                                  2000                     1999                      1998
                                         ------------------------ ------------------------ -------------------------
                                                       Average                  Average                   Average
                                           Shares       Price       Shares       Price        Shares       Price
                                         ------------ ----------- ----------- ------------ ------------- -----------
           Outstanding,
                  Beginning of year        151,000       $12.88     214,000      $14.49      244,000        $14.25

               Granted                     102,000         8.85       2,000       10.50       49,000         17.34
               Exercised                       ---          ---         ---         ---      (27,000)        14.66
               Forfeited or canceled        (3,000)       18.92     (65,000)      18.11      (52,000)        16.09
                                           -------       ------    --------      ------     --------        ------
           Outstanding,
                  End of year              250,000       $11.16     151,000      $12.88      214,000        $14.49
                                           =======       ======    ========      ======     ========        ======
           Options exercisable
                  At year-end              172,882       $16.11     130,998      $14.79      123,667        $12.34
           Weighted-average fair
                  value of options
                  granted during
                  the year                   $2.60                    $2.40                    $2.44

     The following table summarizes information relating to the Company's stock incentive plan as of December 31, 2000:

                                          Options Outstanding
                                -----------------------------------------
                                                           Average
                                                        Remaining life         Number
            Exercise Price            Number             (in months)        Exercisable
         ---------------------- -------------------- -------------------- ---------------------
                 $ 7.875                2,000                114                  2,000
                   8.875              100,000                110                 27,778
                   9.125                1,000                 53                  1,000
                   9.625               72,000                 60                 72,000
                  10.375                3,000                 59                  3,000
                  10.500                2,000                104                  2,000
                  12.917                1,000                 96                    666
                  13.099                1,000                 96                    666
                  13.625               22,000                 64                 22,000
                  15.750                1,000                 77                  1,000
                  16.750                1,000                 77                  1,000
                  17.375               20,000                 87                 17,777
                  17.500               10,000                 89                  8,667
                  17.625                6,000                 36                  6,000
                  18.125                6,000                 87                  5,328
                  20.125                2,000                 84                  2,000
                                     --------                                  --------
                                      250,000                                   172,882
                                     ========                                  ========

     Fair value of options- The Company estimated the fair value of the options granted in 2000, 1999 and 1998 based on the following assumptions:

                                                               Year Ended December 31,
                                                            2000            1999         1998
                                                            ----            ----         ----
         Risk-free interest rate.....................       4.98%           6.8%         5.01%
         Expected life of the option...............        3 years         3 years       3 years
         Expected volatility of stock..............        50.00%          36.00%       24.00%
         Expected dividends........................       $ 0.50          $ 0.50       $ 1.56

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

     G&L Hampden, LLC, a wholly owned subsidiary of the Company, acquired three SNFs in Massachusetts on October 28, 1997 from Hampden Nursing Homes, Inc. ("HNH"), a nonprofit corporation. Lenox Healthcare, Inc. ("Lenox") managed the three facilities from October 1998 through December 1999. In November 1999, Lenox filed for bankruptcy protection. The Company immediately moved to replace Lenox as the manager of the nursing homes. In January 2000, the Company received the bankruptcy court's permission to replace Lenox as the manager and a new management firm, a subsidiary of Roush & Associates ("Roush"), was immediately retained. Although Lenox managed these Massachusetts nursing homes, HNH held the licenses necessary to operate the facilities. In March 2000, the Company successfully transferred the licenses to G&L Massachusetts, LLC, a subsidiary of the Operating Partnership. Revenue from the three Massachusetts nursing homes represented approximately 31.2% of the Company's total revenues in 2000. Roush is an experienced skilled nursing facility operator and the Company's management believes that Roush will be able to profitably manage these facilities for the Company; however, the financial position of the Company, and its ability to make expected distributions to stockholders, may be adversely affected in the event that Roush experiences financial difficulties.

     In addition to the nursing homes in Massachusetts, the Company owns other ALF and SNF Properties that it leases to operators. In the event that the operators of these facilities are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired. If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions may be adversely affected.

16. Segment Information

     In prior years, the Company has presented segment information based on the following types of investments: direct real estate investments in healthcare properties and debt obligations secured by healthcare properties. The Company believes that the composition of its direct real estate investments has changed to the extent that greater segment disclosure is necessary. The Company's business currently consists of the following segments:


     . Medical office buildings - These investments consist of 24 high quality MOBs, two retail facilities and one parking facility totaling approximately 874,000 square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

     . Skilled nursing facilities - These investments consist of seven SNFs, one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona and one hospital located in Tustin, California. The SNFs are located in Hampden, Massachusetts, Phoenix, Arizona, Hoquiam, Washington and Chico and Paso Robles, California. Two of the SNFs were acquired through foreclosure in the first quarter of 2000 and are currently not operating. The five operating SNFs contain over 600 beds that are typically occupied by residents who require a high level of daily nursing care. The hospital consists of 183 beds and is 100% leased to a third-party operator. All of the SNFs, the apartment complex and the hospital are owned 100% by the Company. In addition, the Company currently holds the operating license in four of the seven SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, all of the assets, liabilities, revenues and expenses of these SNFs for the period from March 15, 2000 through December 31, 2000 are reflected in the consolidated financial statements of the Company and the segment information provided below. The Company also holds the license to operate its SNF located in Phoenix, Arizona. On April 1, 2000, the Company terminated its lease with the operator of this SNF and entered into a management agreement with a new manager. For the nine months ended December 31, 2000, the assets, liabilities, revenues and expenses of this SNF are also included in the consolidated financial statements of the Company. Furthermore, the Company will be required to pay the applicable corporate income tax on any taxable income produced by these SNFs, although the Company's REIT status will not be affected. While the Company does not intend to hold these operating licenses for the long term, the Company believes it is currently in the best interests to own the licenses to operate these facilities.

     . Assisted living facilities - These investments consist of four ALFs, all owned through joint ventures. The four ALFs contain over 350 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. The Company's joint venture partner in each of these ALFs operates the facility.

     . Debt obligations - These investments consist of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. As of December 31, 2000, the Company had ten loans outstanding with a net book value of $11.2 million.

     The tables on the following pages reconcile the Company's income and expense activity for the years ending December 31, 2000, 1999 and 1998 and balance sheet data as of December 31, 2000 and 1999. The Company has restated the segment information for the years ending December 31, 1999 and 1998 and as of December 31, 1999 to reflect the change in reportable segments.

             2000 Reconciliation of Reportable Segment Information

                                             Medical     Skilled     Assisted       Debt
                                             Office      Nursing      Living     Obligations      Other       Total
                                             ------      -------      ------     -----------      -----       -----
                                                                         (In thousands)
Revenue:
   Rents, tenant reimbursements and
     parking..............................  $ 24,741    $   1,328    $   2,588    $      ---    $    ---    $  28,657
   Patient revenues.......................       ---       17,820          ---           ---         ---       17,820
   Interest and loan fees.................       246           14          ---         2,198          74        2,532
   Net gain (loss) on sale of assets......     1,405         (142)         ---           ---         ---        1,263
   Other income...........................       147          366          ---           ---          60          573
                                            --------    ---------    ---------     ---------    --------    ---------
      Total revenues......................    26,539       19,386        2,588         2,198         134       50,845
                                            --------    ---------    ---------     ---------    --------    ---------

Expenses:
   Property operations....................     6,999          531          150           174         ---        7,854
   Skilled nursing operations.............       ---       16,548          ---           ---         ---       16,548
   Depreciation and amortization..........     4,502          957          492           ---          64        6,015
   Interest...............................     9,165        2,100        1,530           877         130       13,802
   Provision for doubtful accounts and
     notes receivable.....................       ---          563          ---         1,725         ---        2,288
   General and administrative.............       ---          ---          ---           ---       2,892        2,892
                                            --------    ---------    ---------     ---------    --------    ---------
      Total expenses......................    20,666       20,699        2,172         2,776       3,086       49,399
                                            --------    ---------    ---------     ---------    --------    ---------
Income (loss) from operations.............     5,873       (1,313)         416          (578)     (2,952)       1,446
Equity in earnings (loss) of
   unconsolidated affiliates..............       122           (8)        (520)          (11)                    (417)
                                            --------    ---------    ---------     ---------    --------    ---------
Income (loss) from operations before
   minority interests.....................  $  5,995    $  (1,321)   $    (104)    $    (589)   $ (2,952)   $   1,029
                                            ========    =========    =========     =========    ========    =========

             2000 Reconciliation of Reportable Segment Information

                                              Medical     Skilled      Assisted       Debt
                                              Office      Nursing       Living     Obligations      Other       Total
                                              ------      -------       ------     -----------      -----       -----
                                                                         (In thousands)
Rental properties.........................  $ 115,008    $  31,040    $  21,824    $      ---     $    237    $ 168,109
Mortgage loans and notes receivable, net..        ---          ---          ---        11,244          ---       11,244
Cash and cash equivalents.................        845          111          256           ---        1,579        2,791
Restricted cash ..........................      3,040          687           63           834          ---        4,624
Tenant rent and reimbursement
    receivable, net.......................      2,008        3,908          633            71           49        6,669
Unbilled rent receivable, net.............      2,327           85          ---           ---          ---        2,412
Other receivables, net....................         11          ---          ---            35          ---           46
Investment in unconsolidated affiliates...      1,224          ---        2,795           832          ---        4,851
Deferred financing costs, net.............      1,590          632          363           232          ---        2,817
Pre-acquisition costs.....................        ---           49          ---           101          ---          150
Construction in progress..................        163            8          ---           ---          ---          171
Deferred lease costs, net.................        657           11          ---           ---          ---          668
Prepaid expense and other ................        675          150           43           ---           46          914
                                            ---------    ---------     --------    ----------      -------    ---------
   Total assets...........................  $ 127,548    $  36,681     $ 25,977    $   13,349      $ 1,911    $ 205,466
                                            =========    =========     ========    ==========      =======    =========

             1999 Reconciliation of Reportable Segment Information

                                                  Medical       Skilled     Assisted        Debt
                                                  Office        Nursing      Living     Obligations      Other        Total
                                                  ------        -------      ------     -----------      -----        -----
                                                                                (In thousands)
Revenue:
     Rents,tenant reimbursements and
      parking..............................      $ 25,301      $  3,797    $   1,253     $     ---     $    ---     $ 30,351
   Interest and loan fees..................           279            24            1         2,339          154        2,797
   Other income............................           138           ---          ---           ---          260          398
                                                 --------      --------    ---------     ---------     --------     --------
      Total revenues.......................        25,718         3,821        1,254         2,339          414       33,546
                                                 --------      --------    ---------     ---------     --------     --------

Expenses:
   Property operations.....................         7,081           338           29           121          ---        7,569
   Depreciation and amortization...........         4,458           882          269           ---           81        5,690
   Impairment of long-lived assets.........         6,400           ---          ---           ---          ---        6,400
   Provision for doubtful accounts and
      notes receivable.....................           ---         2,000          ---           ---          ---        2,000
   Interest................................         9,958         1,063          813            (8)         567       12,393
   General and administrative..............           ---           ---          ---           ---        3,196        3,196
                                                 --------      --------    ---------     ---------     --------     --------
      Total expenses.......................        27,897         4,283        1,111           113        3,844       37,248
                                                 --------      --------    ---------     ---------     --------     --------
(Loss) income from operations..............        (2,179)         (462)         143         2,226       (3,430)      (3,702)
Equity in earnings (loss) of
   unconsolidated affiliates...............           202           (28)        (505)           62          ---         (269)
                                                 --------      --------    ---------     ---------     --------     --------
(Loss) income from operations before
  minority interests.......................      $ (1,977)     $   (490)   $    (362)    $   2,288     $ (3,430)    $ (3,971)
                                                 ========      ========    =========     =========     ========     ========

             1999 Reconciliation of Reportable Segment Information

                                                 Medical     Skilled      Assisted       Debt
                                                 Office      Nursing       Living     Obligations     Other       Total
                                                 ------      -------       ------     -----------     -----       -----
                                                                              (In thousands)
Rental properties...........................  $  138,288    $   29,922   $  11,701     $      ---    $   298    $ 180,209
Mortgage loans and notes receivable, net....         ---           ---         ---         16,026        ---       16,026
Cash and cash equivalents...................         597           ---         564            ---      6,384        7,545
Restricted cash ............................       6,983           899         ---            881        ---        8,763
Tenant rent and reimbursement receivable,
    net.....................................         889           371         412            408        398        2,478
Unbilled rent receivable, net...............       2,204           142         ---            ---        ---        2,346
Other receivables, net......................         116           ---         ---             55        ---          171
Investment in unconsolidated affiliates.....       1,078         3,693       4,128            837        ---        9,736
Deferred financing costs, net...............       1,994           690         290            202        ---        3,176
Pre-acquisition costs.......................         ---            59         ---             70        492          621
Construction in progress....................         158           ---         ---            ---        ---          158
Deferred lease costs, net...................       1,093            17         ---            ---        ---        1,110
Prepaid expense and other ..................         (19)            4          67              1          4           57
                                              ----------     ---------   ---------     ----------    -------    ---------
   Total assets.............................  $  153,381     $  35,797   $  17,162     $   18,480    $ 7,576    $ 232,396
                                              ==========     =========   =========     ==========    =======    =========

             1998 Reconciliation of Reportable Segment Information

                                                 Medical      Skilled    Assisted        Debt
                                                  Office      Nursing     Living     Obligations      Other       Total
                                                  ------      -------     ------     -----------      -----       -----
                                                                              (In thousands)
Revenue:
   Rents, tenant reimbursements and
     parking ..............................     $  22,608    $  3,775    $    538      $    ---     $    ---     $ 26,921
   Interest and loan fees..................           483          37           3         3,002          992        4,517
   Other income............................           121          74         ---           ---           59          254
                                                ---------    --------    --------      --------     --------     --------
      Total revenues.......................        23,212       3,886         541         3,002        1,051       31,692
                                                ---------    --------    --------      --------     --------     --------
Expenses:
   Property operations.....................         5,962         156         ---            53          ---        6,171
   Depreciation and amortization...........         3,597         807         118           ---           75        4,597
   Provision for doubtful accounts and
     notes receivable......................           ---         ---         ---         5,603          ---        5,603
   Interest................................         7,904         588         352           (74)         (87)       8,683
   General and administrative..............           ---         ---         ---           ---        2,554        2,554
                                                ---------    --------    --------      --------     --------     --------
      Total expenses.......................        17,463       1,551         470         5,582        2,542       27,608
                                                ---------    --------    --------      --------     --------     --------
(Loss) income from operations..............         5,749       2,335          71        (2,580)      (1,491)       4,084
Equity in earnings (loss) of
   unconsolidated affiliates...............            78          83        (172)           91          ---           80
                                                ---------    --------    --------      --------     --------     --------
(Loss) income from operations before
  minority interests.......................     $   5,827    $  2,418    $   (101)     $ (2,489)    $ (1,491)    $  4,164
                                                =========    ========    ========      ========     ========     ========

17. Extraordinary Loss on Early Retirement of Long-Term Debt

     In January 2000, the Company sold a 33,000 square foot MOB in Aliso Viejo, California for $8.3 million. A portion of the proceeds were used to repay a $5.5 million loan secured by the MOB. In repaying the loan, the Company incurred fees of approximately $28,000 and wrote off an additional $130,000 in loan fees relating to the loan. The amounts have been presented as an extraordinary loss on the statement of operations.

     On November 2, 1999, the Company obtained a $13.92 million short-term loan secured by three skilled nursing facilities located in Massachusetts at an interest rate of LIBOR plus 2.75%. The first portion of the loan closed on October 4, 1999 and was used to repay a $6.0 million loan, the Company incurred prepayment fees of approximately $129,000 and wrote off an additional $42,000 in loan fees relating to the loan. These amounts have been presented as an extraordinary loss on the statement of operations.

18. Related Party Transactions

     On June 30, 1998, GLH Pacific Gardens, LLC, a joint venture between the Company and American Senior Care, Inc., purchased a 92-unit senior care facility located in Santa Monica, California. Upon acquisition, this facility was leased to GLH Pacific Gardens Corp., an unconsolidated joint venture of the Company in which the Company owns 93% of the equity in the form of non-voting preferred stock. On July 1, 1999, the lease was transferred to ASL Santa Monica Inc., an unaffiliated entity. During 1999 and 1998, GLH Pacific Gardens Corp. made lease payments of $480,000 and $420,000 to the Company, respectively.

     During 1998, the Company owned 50% of the equity in AV Medical, LLC ("AV Medical") and G&L/M&Z Aliso Partners ("G&L/M&Z"), unconsolidated joint ventures formed in 1997 with M&Z Aliso Associates, LLC ("M&Z") for the purposes of buying undeveloped parcels of land in Aliso Viejo and building a 33,000 square foot MOB and a retail complex, respectively. In December 1998, the Company exchanged its 50% interest in G&L/M&Z Aliso Partners for M&Z's 50% interest in AV Medical. This transaction was treated as a non-taxable exchange of like-kind real estate assets under Section 1031 of the Internal Revenue Service Tax Code. As part of the exchange, M&Z paid the Company $295,000 in accrued distributions and accrued interest due on loans made by the Company to AV Medical and G&L/M&Z and signed a $44,000 promissory note due on June 30, 1999 for the remaining balance owed. This note is currently in default. Upon closing the exchange, AV Medical was dissolved and the property previously owned by AV Medical was owned 100% by the Operating Partnership.

     On December 31, 1998, the Company acquired a 40,000 square foot office and retail complex located in Coronado, California. The property was acquired from a limited liability company (the "LLC") owned by Daniel M. Gottlieb and Steven D. Lebowitz, both directors and officers of the Company, who held interests in the LLC of 30% and 70%, respectively. The property was acquired for an aggregate purchase price of $9.5 million. The Company assumed $7.5 million in long-term debt and issued 134,499 Partnership Units valued at $2,000,000. These new units were issued at an effective rate of $14.87 per unit, a 15.5% premium over the $12.875 closing price of the Company's stock on December 31, 1998, the closing date of the transaction, effectively reducing the number of units issued to Messrs. Gottlieb and Lebowitz. In connection with the purchase of the property, G&L Coronado Managers Corp. ("Coronado Corp."), an entity owned 30% and 70% by Messrs. Gottlieb and Lebowitz, respectively, signed a lease (the "Master Lease Agreement") for the entire third floor of the building with the Company. Under the terms of the Master Lease Agreement, Coronado Corp. will operate the Executive Suites located on the third floor of the building on behalf of the Company for lease payments starting at $19,000 per month and increasing on an annual basis until November 30, 2010.

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

     On May 4, 1999, the Company sold a vacant parcel of real property for $1.6 million to the Craig Corporation, whose president is S. Craig Tompkins, a director of the Company. The Company had the option to repurchase the property beginning on November 5, 1999 and ending on December 3, 1999 for $1.8 million plus any costs incurred by the Craig Corporation with respect to the property. Beginning on January 24, 2000 and ending on January 31, 2000, the Craig Corporation had the option to sell the property to the Company for $1.9 million. Thereafter, the option sale price would have increased at a rate of 3% per month, adjusted pro rata for any periods of less than one month. The Company accounted for this transaction in accordance with SFAS No. 66 "Accounting for Sales of Real Estate" and treated this sale as a financing transaction. This amount was repaid on November 2, 1999 for $1.76 million.

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

     On November 30, 2000, the Company received a proposal from Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company, to acquire all the outstanding shares of Common Stock of the Company not held by them for a cash price of $10.00 per share. The proposal contemplates a merger of an entity newly formed by Messrs. Gottlieb and Lebowitz with and into the Company. The Series A and Series B Preferred Stock would remain outstanding following the consummation of the transaction. The proposal was conditioned upon, among other things, approval of the Board of Directors and stockholders of the Company, the negotiation of mutually satisfactory definitive agreements, and the receipt by Messrs. Gottlieb and Lebowitz of satisfactory financing to complete the transaction. Upon receipt of the proposal, the Board of Directors of the Company formed a special committee comprised of S. Craig

Tompkins, as chairman, Dr. Richard Lesher, Charles Reilly and Leslie Michelson to consider the proposal. The special committee was empowered to evaluate and, if appropriate, negotiate with respect to the proposal and to make a recommendation to the Board of Directors with respect to any proposed transaction.

     On February 16, 2001, the Company received a revised proposal from Messrs. Gottlieb and Lebowitz under which they would acquire all the outstanding shares of Common Stock of the Company not held by them for a cash price of $11.00 per share. The revised proposal was submitted to the special committee of the Company's Board of Directors for review.

19.  Unaudited Consolidated Quarterly Information

         Unaudited consolidated quarterly financial information for the periods as follows:

                                                                        2000 Fiscal Quarter
                                                            --------------------------------------------
                                                               1st        2nd         3rd        4th
                                                            ----------  ---------  ---------  ----------
                                                              (In thousands, except per share amounts)
            Revenue:
               Rental...................................... $  6,789    $ 6,261    $ 6,275     $ 6,564
               Patient revenues............................      899      5,452      5,681       5,788
               Tenant reimbursements.......................      355        371        401         368
               Parking ....................................      303        307        322         341
               Net gain on sale of assets..................    1,263        ---        ---         ---
               Interest and loan fees......................      484        898        590         560
               Other income................................      109        123         99         242
                                                            ----------  ---------  ---------  ----------
                  Total revenues...........................   10,202     13,412     13,368      13,863
                                                            ----------  ---------  ---------  ----------

            Expenses:
               Property operations.........................    1,855      2,080      1,906       2,013
               Skilled nursing operations..................      818      4,937      5,235       5,558
               Depreciation and amortization...............    1,533      1,533      1,472       1,477
               Interest....................................    3,423      3,421      3,491       3,467
               General and administrative..................      700        768        702         722
               Provision for doubtful accounts.............    2,288        ---        ---         ---
                                                            ----------  ---------  ---------  ----------
                  Total expenses...........................   10,617     12,739     12,806      13,237
                                                            ----------  ---------  ---------  ----------

                (Loss) income from operations before
               minority interests..........................     (415)       673        562         626
               Equity in (loss) earnings of
                 unconsolidated affiliates.................     (143)      (205)       (45)        (24)
               Minority interest in consolidated
                 affiliates................................      (67)       (39)       (27)        (49)
               Minority interest in Operating Partnership..      533         83        (78)        (78)
                                                            ----------  ---------  ---------  ----------
               (Loss) income before extraordinary item.....      (92)       512        412         475
                                                            ----------  ---------  ---------  ----------

               Extraordinary loss on early
               extinguishment of debt......................     (158)       ---        ---         ---
                                                            ----------  ---------  ---------  ----------
               Net (loss) income...........................     (250)       512        412         475
               Dividends on preferred stock................   (1,793)    (1,790)    (1,791)     (1,790)
                                                            ----------  ---------  ---------  ----------
               Net loss available to common stockholders... $ (2,043)   $(1,278)   $(1,379)   $ (1,315)
                                                            ==========  =========  =========  ==========

            Per common share data:
             Basic:
             ------
               Loss before extraordinary loss               $  (0.75)   $ (0.55)   $ (0.59)    $ (0.56)
               Extraordinary loss                           $  (0.06)       ---        ---         ---
                                                            ----------  ---------  ---------  ----------
               Net loss                                     $  (0.81)   $ (0.55)   $ (0.59)    $ (0.56)
                                                            ==========  =========  =========  ==========
             Fully diluted:
             --------------
               Loss before extraordinary loss               $  (0.75)   $ (0.55)   $ (0.59)    $ (0.56)
               Extraordinary loss                           $  (0.06)       ---        ---         ---
                                                            ----------  ---------  ---------  ----------
               Net loss                                     $  (0.81)   $ (0.55)   $ (0.59)    $ (0.56)
                                                            ==========  =========  =========  ==========

            Weighted average shares outstanding:
               Basic                                           2,512      2,337      2,334       2,334
               Fully diluted                                   2,514      2,337      2,334       2,334

                                                                                           1999 Fiscal Quarter
                                                                               --------------------------------------------
                                                                                  1st        2nd         3rd        4th
                                                                               ----------  ---------  ---------  ----------
                                                                                 (In thousands, except per share amounts)
            Revenue:
               Rental.......................................................   $  6,912    $ 7,064    $ 7,237    $  6,715
               Tenant reimbursements........................................        371        239        335         330
               Parking .....................................................        264        274        313         297
               Interest and loan fees.......................................        581        714        833         669
               Other income.................................................         36        254         65          43
                                                                               ----------  ---------  ---------  ----------
                  Total revenues............................................      8,164      8,545      8,783       8,054
                                                                               ----------  ---------  ---------  ----------

            Expenses:
               Property operations..........................................      1,904      1,762      1,951       1,952
               Depreciation and amortization................................      1,333      1,402      1,473       1,482
               Interest.....................................................      2,616      2,896      3,315       3,566
               General and administrative...................................        641        816        857         882
               Impairment of long-lived assets..............................        ---        ---      6,400         ---
                 Provision for doubtful accounts, notes and bonds
                   Receivable...............................................        ---        ---        ---       2,000
                                                                               ----------  ---------  ---------  ----------
                  Total expenses............................................      6,494      6,876     13,996       9,882
                                                                               ----------  ---------  ---------  ----------

               Income (loss) from operations before
                 minority interests.........................................      1,670      1,669     (5,213)     (1,828)
               Equity in earnings (loss) of unconsolidated affiliates.......          7       (277)        23         (22)
               Minority interest in consolidated affiliates.................        (50)       (39)       (46)        (40)
               Minority interest in Operating Partnership...................         24         62        986       1,130
                                                                               ----------  ---------  ---------  ----------
               Income (loss) before extraordinary item......................      1,651      1,415     (4,250)       (760)
                                                                               ----------  ---------  ---------  ----------


               Extraordinary loss on early extinguishment of debt...........        ---        ---        ---        (171)
                                                                               ----------  ---------  ---------  ----------
               Net (loss) income ...........................................      1,651      1,415     (4,250)       (931)
                Dividends on preferred stock ...............................     (1,803)    (1,803)    (1,803)     (1,803)
                                                                               ----------  ---------  ---------  ----------
               Net loss available to common stockholders....................   $   (152)   $  (388)   $(6,053)   $ (2,734)
                                                                               ==========  =========  =========  ==========
            Per common share data:
               Basic:
               ------
               Loss before extraordinary loss                                  $   (0.04)  $  (0.10)  $  (1.56)  $   (0.79)
               Extraordinary loss                                                    ---        ---         ---  $   (0.05)
                                                                               ----------  ---------- ---------  ----------
                Net loss                                                       $   (0.04)  $  (0.10)  $  (1.56)  $   (0.84)
                                                                               ==========  =========  =========  ==========
               Fully diluted:
               --------------
               Loss before extraordinary loss                                  $   (0.04)  $  (0.10)  $  (1.56)  $   (0.79)
               Extraordinary loss                                                    ---        ---         ---  $   (0.05)
                                                                               ----------  ---------- ---------  ----------
                Net loss                                                       $   (0.04)  $  (0.10)  $  (1.56)  $   (0.84)
                                                                               ==========  =========  =========  ==========

            Weighted average shares outstanding:
                Basic                                                             3,976      3,937      3,889       3,245
                Fully diluted                                                     3,994      3,949      3,898       3,245

20. SCHEDULE OF CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2000. (In Thousands).

                                                                              Cost Capitalized
                                                                                Subsequent to
                                              Initial Cost to Company            Acquisition
                                              ------------------------      --------------------
                              Encumbrances                Building and              Building and
        Description            (See Notes)       Land     Improvements       Land    Improvement
--------------------------    ------------    ----------  ------------      ------  ------------
Medical Office Buildings
California Properties:
----------------------
405 North Bedford Drive       (See Note A)    $    2,186  $      4,076      $  452  $     10,262
415 North Bedford Drive       (See Note A)           292           573         ---           607
416 North Bedford Drive       (See Note A)           427           247                     2,641
435 North Bedford Drive       (See Note A)         1,144         2,853         ---         2,718
435 North Roxbury Drive             $7,502           162           390          39         2,625
436 North Bedford Drive       (See Note B)         2,675        15,317         ---           438
439 North Bedford Drive               ---            ---           109         ---           486
Holy Cross Medical Plaza             7,761         2,556        10,256         ---         1,333
St. Joseph's Professional            3,130         1,300         3,936         ---           275
     Building.
Sherman Oaks Medical Plaza    (See Note B)         1,454         8,278         ---         2,428
Regents Medical Center        (See Note B)         1,470         8,390         ---         1,292
Cigna HealthCare Bldg.        (See Note B)         1,260         7,282         ---            49
1095 Irvine Boulevard                1,277           474           663         ---           454
14662 Newport Avenue          (See Note D)           645         1,900         ---            72
14591 Newport Avenue          (See Note D)           160            36         ---           212
14642 Newport Avenue          (See Note D)           400         1,033         ---           546
15225 Aliso Creek Road               1,408           585           ---         (25)        1,328
23861 McBean Parkway                 9,705                       4,164         ---         7,758
24355 Lyons Avenue                   4,983           623         6,752         ---           412
1330 Orange Avenue                   7,343           809         8,753         ---           359
5 Journey Road                       2,070           411           ---         ---         1,559

Senior Care Facilities
Arizona Properties:
-------------------
31 West Maryland Avenue               ----           800         3,847         ---           534
39 West Maryland Avenue               ----           172           835         ---           114


California Properties:
----------------------
1437 Seventh Street                 11,296         2,357         8,427         ---         1,300
321 12/th/ Street                     ----            93           373         ---             2
1645 Esplanade                        ----           159           636         ---             2
18700 Burbank Blvd.                  6,616         2,350         8,035         ---           234

Massachusetts Properties:
-------------------------
42 Prospect Avenue            (See Note C)         1,048         4,609         ---             1
32 Chestnut Street            (See Note C)         1,319         9,307         ---           319
34 Main Street                (See Note C)           702         3,040         ---           ---

                                Gross amount at which carried
                                     at close of Period
                                        (See Note G)
                              --------------------------------                                     Date of
                                       Building and                Accumulated    Acquisition  Construction or
        Description             Land   Improvements     Total      Depreciation       Date     Rehabilitation
--------------------------    -------  ------------    -------     ------------   -----------  ---------------
Medical Office Buildings
California Properties:
----------------------
405 North Bedford Drive       $ 2,638  $     14,338    $16,976     $      4,389          1993      1947/1987
415 North Bedford Drive           292         1,180      1,472              583          1993        1955
416 North Bedford Drive           427         2,888      3,315            1,112          1993      1946/1986
435 North Bedford Drive         1,144         5,571      6,715            2,979          1993    1950/1963/1984
435 North Roxbury Drive           201         3,015      3,216            1,285          1993      1956/1983
436 North Bedford Drive         2,675        15,755     18,430            1,851          1990        1980
439 North Bedford Drive           ---           595        595              355          1993      1956/1983
Holy Cross Medical Plaza        2,556        11,589     14,145            2,512          1994        1985
St. Joseph's Professional       1,300         4,211      5,511              804          1993        1987
     Building.
Sherman Oaks Medical Plaza      1,454        10,706     12,160            2,684          1994      1969/1993
Regents Medical Center          1,470         9,682     11,152            2,250          1994        1989
Cigna HealthCare Bldg.          1,260         7,331      8,591            1,172          1994        1992
1095 Irvine Boulevard             474         1,117      1,591              327          1994      1994/1995
14662 Newport Avenue              645         1,972      2,617              219          1996      1969/1974
14591 Newport Avenue              160           248        408               46          1996        1969
14642 Newport Avenue              400         1,579      1,979              356          1996        1985
15225 Aliso Creek Road            560         1,328      1,888               72          1997        1998
23861 McBean Parkway              ---        11,922     11,922              781          1998      1981/1999
24355 Lyons Avenue                623         7,164      7,787              443          1998        1990
1330 Orange Avenue                809         9,112      9,921              447          1998      1977/1985
5 Journey Road                    411         1,559      1,970               51          1998      1998/1999

Senior Care Facilities
Arizona Properties:
-------------------
31 West Maryland Avenue           800         4,381      5,181              488          1997      1951-1957
39 West Maryland Avenue           172           949      1,121               72          1998        1968

California Properties:
----------------------
1437 Seventh Street             2,357         9,727     12,084              647          1998        1990
321 12/th/ Street                  93           375        468                7          2000        1940
1645 Esplanade                    159           638        797               13          2000        1960
18700 Burbank Blvd.             2,350         8,269     10,619              232          2000        1989

Massachusetts Properties:
-------------------------
42 Prospect Avenue              1,048         4,610      5,658              637          1997    1957/65/78/85
32 Chestnut Street              1,319         9,626     10,945              695          1997        1985
34 Main Street                    702         3,040      3,742              418          1997      1965/1985

                                                                              Cost Capitalized
                                                                                Subsequent to
                                              Initial Cost to Company            Acquisition
                                              ------------------------      --------------------
                              Encumbrances                Building and              Building and
        Description            (See Notes)       Land     Improvements       Land    Improvement
--------------------------    ------------    ----------  ------------      ------  ------------
Washington Properties:
----------------------
3035 Cherry Street                   2,391           100         3,216         ---            25
                              ------------    ----------   -----------      ------  ------------
              Total.....      $     65,482    $   28,133   $   127,333      $  466  $     40,385
                              ============    ==========   ===========      ======  ============
Realty Financing Partnership
   (See Note A)                     27,684
Medical Partnership  (See
Note B)                             33,133
G&L Hampden, LLC
(See Note C)                        13,740

G&l Realty Partnership
(See Note D)                         7,382

Per Above                           65,482
                              ------------
Total encumbrances            $    147,421
                              ============

                                Gross amount at which carried
                                     at close of Period
                                        (See Note G)
                              --------------------------------                                     Date of
                                       Building and                Accumulated    Acquisition  Construction or
        Description             Land   Improvements     Total      Depreciation       Date     Rehabilitation
--------------------------    -------  ------------    --------    ------------   -----------  ---------------
Washington Properties:
----------------------
3035 Cherry Street                100         3,241       3,341             281          1998             1954
                              -------  ------------    --------    ------------
              Total.....      $28,599  $    167,718    $196,317    $     28,208
                              =======  ============    ========    ============
Realty Financing Partnership
   (See Note A)
Medical Partnership  (See
Note B)
G&L Hampden, LLC
(See Note C)
G&l Realty Partnership
(See Note D)
Per Above
Total encumbrances

The changes in total real estate assets and accumulated depreciation for the years ended December 31 are as follows:

                                                Total Real Estate Assets
                                 ----------------------------------------------------
                                       2000               1999              1998
                                 ----------------------------------------------------
                                                     (in thousands)
Balance at beginning of year     $       204,121    $      196,083    $       151,214
Improvements and acquisitions             14,887            15,673             44,869
Impairment of long-lived assets              ---            (6,400)               ---
Dispositions                             (22,691)           (1,235)               ---
                                 ---------------    --------------    ---------------
Balance at end of year           $       196,317    $      204,121    $       196,083
                                 ===============    ==============    ===============
                                             Accumulated Depreciation
                                 ---------------------------------------------
                                        2000            1999            1998
                                 --------------   --------------  ------------
                                                  (in thousands)
 Balance at beg. of year         $       23,912   $       18,493  $     13,808
 Depreciation                             5,697            5,419         4,685
 Dispositions                            (1,401)             ---           ---
                                 --------------   --------------  ------------
 Balance at end of year          $       28,208   $       23,912  $     18,493
                                 ==============   ==============  ============

----------------
Note A: The Realty Financing Partnership owns the following properties which are security for a blanket first trust deed: 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford.

Note B: The Medical Partnership owns the following properties, which are each security for a blanket first trust deed: Sherman Oaks Medical
        Plaza, and 436 North 65,482 Bedford Drive.

Note C: G&L Hampden, LLC owns the following properties, which are security for a first trust deed: 42 Prospect Avenue, 32 Chestnut Street, and 34 Main Street.
Note D: G&L Realty Partnership, L.P. owns the following properties which are security for a first trust deed: 14662 Newport Avenue, 14591 Newport Avenue, and 14642 Newport Avenue.

Note E: The aggregate costs for Federal income tax purposes were $194,923,000 as of December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  G&L REALTY CORP.


Date:    April 2, 2001                By: /s/ David E. Hamer
                                         ---------------------------------------
                                         David E. Hamer
                                         Controller and Chief Accounting Officer

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

                 Signature                    Title                                  Date
                 ---------                    -----                                  ----
         /s/ Daniel M. Gottlieb               Chief Executive Officer,
---------------------------------------          Co-Chairman of the Board and        April 2, 2001
         Daniel M. Gottlieb                      Director (Principal Executive
                                                 Officer)

         /s/ Steven D. Lebowitz
---------------------------------------
         Steven D. Lebowitz                   President, Co-Chairman of the          April 2, 2001
                                                 Board and Director

         /s/ Richard L. Lesher                Director                               April 2, 2001
---------------------------------------
         Richard L. Lesher

         /s/ Leslie D. Michelson              Director                               April 2, 2001
---------------------------------------
         Leslie D. Michelson

         /s/ Charles P. Reilly                Director                               April 2, 2001
---------------------------------------
           Charles P. Reilly

         /s/ S. Craig Tompkins                Director                               April 2, 2001
---------------------------------------
           S. Craig Tompkins