Form 10-K/A
period 2000-12-31
G&L REALTY CORP
filed 2001-04-27
CIK 912240

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                  FORM 10-K/A

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2000

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

     This Annual Report on Form 10-K/A is being filed by G & L Realty Corp. (the "Company") to amend Part II, Item 6 and Part III, Items 10 through 13 of the Company's Annual Report on Form 10-K filed on April 2, 2001.

                                    PART II


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

                                                                            Year ended December 31,
                                                              ----------------------------------------------------
                                                                2000       1999       1998       1997       1996
                                                              --------   --------   --------   --------   --------
                                                                    (In thousands, except per share amounts)
Operating Data:
---------------
Revenues:
  Rental....................................................   $25,889    $27,928    $24,639    $20,307    $15,796
  Patient revenues..........................................    17,820        ---        ---        ---        ---
  Tenant reimbursements.....................................     1,495      1,275        781        707        728
  Parking...................................................     1,273      1,148      1,501      1,439      1,251
  Interest and loan fees....................................     2,532      2,797      4,517      4,322      6,712
  Net gain on sale of assets................................     1,263        ---        ---        ---        ---
  Other income..............................................       573        398        254        274        549
                                                               -------    -------    -------    -------    -------
    Total revenues..........................................    50,845     33,546     31,692     27,049     25,036
                                                               -------    -------    -------    -------    -------
Expenses:
  Property operations.......................................     7,854      7,569      6,171      6,280      5,696
  Skilled nursing operations................................    16,548        ---        ---        ---        ---
  Depreciation and amortization.............................     6,015      5,690      4,597      3,570      2,773
  Interest..................................................    13,802     12,393      8,683      9,088      9,322
  General and administrative................................     2,892      3,196      2,554      2,044      1,787
  Provision for doubtful accounts, notes and bonds
    receivable..............................................     2,288      2,000      5,603        ---        ---

  Impairment of long-lived assets                                  ---      6,400        ---        ---        ---
  Loss on disposition of real estate........................       ---        ---        ---        ---      4,874
                                                               -------    -------    -------    -------    -------
    Total expenses..........................................    49,399     37,248     27,608     20,982     24,452
                                                               -------    -------    -------    -------    -------
  Income (loss) from operations before minority interests,
    equity in (loss) earnings of unconsolidated affiliates
    and extraordinary (losses) gains........................     1,446     (3,702)     4,084      6,067        584
  Equity in (loss) earnings of unconsolidated affiliates....      (417)      (269)        80      1,195        ---
  Minority interest in consolidated affiliates..............      (182)      (175)      (225)      (156)      (129)
  Minority interest in Operating Partnership................       460      2,202        404       (545)       (65)
                                                               -------    -------    -------    -------    -------
  Income (loss)  before extraordinary gains (losses)........     1,307     (1,944)     4,343      6,561        390
  Extraordinary (losses) gains (net of minority interest)...      (158)      (171)       ---        ---      9,311
                                                               -------    -------    -------    -------    -------
  Net income (loss).........................................   $ 1,149    $(2,115)   $ 4,343    $ 6,561    $ 9,701
                                                               =======    =======    =======    =======    =======
Per share data:.............................................
  Basic:
    Before extraordinary (losses) gains.....................   $ (2.46)   $ (2.44)   $ (0.70)   $  0.91    $  0.10
    Extraordinary (losses) gains............................     (0.07)     (0.04)       ---        ---       2.29
                                                               -------    -------    -------    -------    -------
    Net (loss) income.......................................   $ (2.53)   $ (2.48)   $ (0.70)   $  0.91    $  2.39
                                                               =======    =======    =======    =======    =======
  Fully Diluted:
    Before extraordinary (losses) gains.....................   $ (2.46)   $ (2.44)   $ (0.70)   $  0.89    $  0.09
    Extraordinary (losses) gains............................     (0.07)     (0.04)       ---        ---       2.24
                                                               -------    -------    -------    -------    -------
    Net (loss) income.......................................   $ (2.53)   $ (2.48)   $ (0.70)   $  0.89    $  2.33
                                                               =======    =======    =======    =======    =======

                                                                       At or for the Year ended December 31,
                                                             --------------------------------------------------------
                                                               2000        1999        1998        1997        1996
                                                             --------    --------    --------    --------    --------
                                                                     (In thousands, except per share amounts)
Cash Flow Data:
---------------
Net cash provided by operating activities.................   $  7,490    $  8,708    $ 12,666    $  9,045    $  5,726
Net cash used in investing activities.....................       (373)    (12,330)    (51,094)    (49,534)    (23,413)
Net cash provided by financing activities.................    (11,871)      9,788      26,198      53,833      17,283

Balance Sheet Data:
-------------------
Land, buildings and improvements, net.....................   $168,280    $180,367    $186,751    $139,082    $ 93,231
Mortgage loans and bonds receivable, net..................     11,244      16,026      12,101      14,098      34,576
Total investments.........................................    179,524     196,393     198,852     153,180     127,807
Total assets..............................................    205,466     232,396     219,499     189,380     135,996
Total debt................................................    158,942     177,371     134,880      95,172     109,025
Total stockholders' equity................................     39,891      51,385      79,584      88,924      22,448

Other Data:
-----------
Ratio of earnings to fixed charges and preferred
 dividends (1)............................................      0.71x       0.53x       0.82x       1.36x       1.59x

Ratio of funds from operations to fixed
  charges and preferred dividends (2).....................      0.91x       0.70x       1.05x       1.77x       1.88x
Ratio of total debt to total market
  capitalization (3)......................................      65.3%       63.8%       50.6%       35.9%       63.8%
Number of properties......................................      40          45          36          25          15

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

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth certain information with respect to the directors, based on information furnished to the Company by each such director.


                                                                                    Director
Name                         Age    Position                                        Since
----                         ---    --------                                        --------
Daniel M. Gottlieb           60     Chief Executive Officer, Co-Chairman            1993
                                      of the Board and Director
Steven D. Lebowitz           60     President, Co-Chairman of the Board and         1993
                                      and Director
Richard L. Lesher            67     Director                                        1993
Leslie D. Michelson          50     Director                                        1995
Charles P. Reilly            58     Director                                        1993
S. Craig Tompkins            50     Director                                        1993

     The following is a biographical summary of the experience of the directors of the Company.

     Mr. Gottlieb is the Chief Executive Officer and Co-Chairman of the Board of the Company and has held these positions since the Company commenced operations in 1993. Mr. Gottlieb co-founded G&L Development ("G&L Development") in 1976 and has been a general partner of G&L Development and active in commercial real estate management and development since that time. Mr. Gottlieb received his B.A. with honors from the University of Southern California and earned a J.D. from Boalt Hall School of Law at the University of California at Berkeley. Prior to forming G&L Development, Mr. Gottlieb first served as a Los Angeles County Deputy District Attorney and later entered private practice specializing in real estate law and business management. Mr. Gottlieb has also served on the Board of Directors of the United States Chamber of Commerce, Washington, D.C. since February 1996.

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

     Dr. Lesher has served as a director of the Company since the Company commenced operations in 1993. Dr. Lesher is the immediate past President of the United States Chamber of Commerce, Washington D.C. In addition, Dr. Lesher is a member of the Board of Directors of World Heart Corporation (Ottawa, Canada), an artificial heart research and development company and AIT Corporation, a high-tech company. Dr. Lesher received a B.B.A. from the University of Pittsburgh in 1958, an M.S. from Pennsylvania State University in 1960 and a D.B.A. from Indiana University in 1963 and holds four Honorary Doctorates.

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

     Mr. Reilly has served as a director of the Company since the Company commenced operations in 1993. Mr. Reilly is the managing general partner of Shamrock Investments, an investment and merchant banking firm that specializes in the health care industry. Prior to forming Shamrock Investments in 1987, Mr. Reilly served as Senior Executive Vice President and Chief Development Officer for American Medical International, Inc. In this position, Mr. Reilly was responsible for growth through the acquisition and development of new health care facilities and related business in the United States and abroad. Mr. Reilly was a member of American Medical International's Board of Directors and served on its Finance, Management, and Executive Committees. Mr. Reilly is the former Chairman of the Board of Directors of Dynamic Health, Inc., an owner/operator of acute care hospitals; the former Chairman of the Board of Directors of Paragon Ambulatory Surgery Center, Inc., an owner/operator of freestanding ambulatory surgery centers; and the former Chairman of the Board of Directors of PHP Healthcare Corp., a managed care provider. Mr. Reilly holds a law degree from the University of Pennsylvania and a bachelor's degree in accounting and finance from Pennsylvania State University. He has served as a director, trustee, and governing council member of the Federation of American Healthcare Systems, the National Committee for Quality Health Care and the American Hospital Association and is a past President of the Beverly Hills Chamber of Commerce.

     Mr. Tompkins has served as a director of the Company since the Company commenced operations in 1993. Mr. Tompkins is the President and a director of The Craig Corporation, a New York Stock Exchange company engaged in the ownership and strategic management of its controlling interests in other operating companies, including a 78% voting interest in Reading Entertainment, Inc. ("Reading Entertainment") and a 33% interest in Citadel Holding Corporation. Reading Entertainment, whose shares are quoted on the NASDAQ Stock Market, is principally in the beyond-the-home entertainment business, developing and operating multiplex cinemas and cinema based entertainment centers in Australia, New Zealand and Puerto Rico. Citadel Holding Corporation, is an American Stock Exchange company, whose assets consist primarily of commercial and agricultural real estate located in California, the Manhattan based City Cinemas chain of movie theaters and Off-Broadway style live theaters in Manhattan and Chicago. Mr. Tompkins also serves on the Boards of Directors of Reading Entertainment (where he is Vice-Chairman) and Citadel Holding Corporation (where he is also Vice-Chairman). Since April 2000, Mr. Tompkins has served on the Board of Directors of Fidelity Federal Banks, FSB (a Southern California based savings bank), and as a member of the Audit and Compensation
committees of that company.   Beginning in 1984 and prior to joining Craig and
Reading Entertainment in March 1993, Mr. Tompkins was a partner specializing in corporate and real estate law in the law firm of Gibson, Dunn & Crutcher LLP. Mr. Tompkins holds a bachelor's degree from Claremont McKenna College and a J.D. from Harvard Law School.

     The following table sets forth the names, ages and positions of each of the Company's executive officers. Subject to rights pursuant to any employment agreements, officers of the Company serve at the pleasure of the Board of Directors.


                                                                                                              Officer
       Name                        Age                           Position                                      Since
------------------                 ---     ----------------------------------------------------               -------
Daniel M. Gottlieb                  60     Chief Executive Officer and Co-Chairman of the Board                1993
Steven D. Lebowitz                  60     President and Co-Chairman of the Board                              1993
John H. Rauch                       70     Senior Vice President, Operations                                   1996
George I. Nagler                    64     Vice President, General Counsel and Secretary                       1998
David E. Hamer                      27     Vice President and Chief Accounting Officer                         1998

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

     Mr. Nagler has been Vice President and General Counsel for the Company since 1998. Mr. Nagler will be leaving the Company effective as of April 30, 2001. Mr. Nagler has been in the private practice of law for over 28 years with an emphasis on real estate, business planning, corporate and general business matters. Mr. Nagler received his law degree from Harvard Law School Cum Laude and a Bachelor of Commerce from the University of British Columbia with first class honors. He is currently a member of the Beverly Hills, Los Angeles County and California Bar Associations. He is past chairman of the Tax Subcommittee of the Real Estate Section of the Los Angeles County Bar Association and has lectured frequently on various real estate topics to attorneys, accountants and real estate professionals.

     Mr. Hamer has been Controller and Chief Accounting Officer of the Company since 1998. In March 2000, the Board of Directors elected Mr. Hamer as a Vice President. Mr. Hamer worked for Deloitte & Touche LLP from 1995 to 1998; specializing in real estate. He graduated from the University of California, Los Angeles in 1995 with a Bachelor of Arts degree in political science and a specialization in business administration. Mr. Hamer is a registered Certified Public Accountant.


     Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Securities and Exchange Commission Forms 3, 4 and 5 furnished to the Company and certain written representations, the Company believes that all reports required by Section 16(a) of the Securities and Exchange Act of 1934 with respect to the Company's fiscal year ended December 31, 2000 have been filed by its officers, directors and 10% beneficial owners.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain information with respect to the chief executive officer of the Company and the four other most highly compensated executive officers of the Company whose cash compensation exceeded $100,000 during the fiscal year ended December 31, 2000 (collectively, the "Named Executive Officers"). The Company did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during such period.


                                                                                                               Long Term
                                                                                                              Compensation
                                                                                                                 Awards
                                                                          Annual Compensation                  Securities
                                         Fiscal Year         ---------------------------------------------     Underlying
                                            Ended                                          Other Annual         Options/
Name and Principal Position              December 31         Salary($)         Bonus($)    Compensation($)        SARS(#)
---------------------------              -----------         ---------         --------    ---------------    ------------
Daniel M. Gottlieb.............
  Chief Executive Officer,                   2000             $255,000          $35,000          ---               50,000
  Co-Chairman of the Board                   1999              255,000              ---          ---                  ---
  and Director                               1998              255,000              ---          ---                  ---

Steven D. Lebowitz.............
  President, Co-Chairman                     2000             $255,000          $35,000          ---               50,000
  of the Board and Director                  1999              255,000              ---          ---                  ---
                                             1998              255,000              ---          ---                  ---

John H. Rauch..................
Senior Vice President                        2000             $100,000          $25,000          ---                  ---
                                             1999               80,000           20,000          ---                  ---
                                             1998              108,864           10,000          ---                  ---

George I. Nagler...............
  Vice President, General                    2000             $160,000          $10,000          ---                  ---
  Counsel and Secretary                      1999              150,000           25,000          ---                  ---
                                             1998              100,000(1)        25,000          ---               20,000

David E. Hamer.................
  Vice President and Chief                   2000             $100,000          $15,000          ---                  ---
  Accounting Officer                         1999               85,000            7,500          ---                  ---
                                             1998               39,532(2)         5,000          ---                8,000
--------------------------------------------------------------------------------------------------------------------------

______________________
(1) Mr. Nagler joined the Company in March 1998. On an annualized basis, Mr. Nagler would have earned a base salary of $120,000 in 1998.

(2) Mr. Hamer joined the Company in June 1998. On an annualized basis, Mr. Hamer would have earned a base salary of $75,000 in 1998.

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


Option Grants for 2000

     The following table sets forth information with respect to options granted to the Named Executive Officers during the fiscal year ended December 31, 2000 pursuant to the Company's 1993 Stock Incentive Plan, as amended. No options were granted to Messrs. Rauch, Nagler and Hamer during 2000.



                                                    % of Total
                                 Number of        Options Granted
Name and Principal            Options Granted     to Employees in     Exercise Price      Expiration        Grant Date
Position                          (#) (1)           Fiscal Year          ($/Share)           Date         Value ($) (2)
------------------------      ---------------     ---------------     --------------      ----------      -------------
Daniel M. Gottlieb                 50,000               50.0%              $8.875           2/29/10          $130,500
Chief Executive Officer,
Co-Chairman of the Board..
Steven D. Lebowitz                 50,000               50.0%              $8.875           2/29/10          $130,500
President,
Co-Chairman of the Board..


(1)  All of the options granted vest between the years 1999 and 2003.

(2) Calculated using the Binomial option pricing model. The following variables were used in this model: risk-free interest rate of 4.98%, 5.7% dividend yield, expected life of three years and expected volatility of 50.0%.

Aggregated Option Exercises in 2000 and Options Values at December 31, 2000

     The following table sets forth information with respect to options exercised and the value of unexercised options held by the Named Executive Officers as of the end of the fiscal year ended December 31, 2000. All options were granted pursuant to the Company's 1993 Stock Incentive Plan, as amended.


                                                                     Number of Securities                 Value of
                                                                    Underlying Unexercised              In-The-Money
                               Number of                                  Options at                     Options at
                                 Shares                              Fiscal Year End (#)           Fiscal Year End ($) (1)
Name and Principal            Acquired on        Value           ---------------------------     ---------------------------
 Position                     Exercise (#)     Realized ($)      Exercisable   Unexercisable     Exercisable   Unexercisable
------------------            ------------    --------------     -----------   -------------     -----------   -------------
Daniel M. Gottlieb........        ---              ---              50,167        33,333(2)            ---            ---
Chief Executive Officer
 and Co-Chairman of the
 Board

Steven D. Lebowitz........        ---              ---              50,167        33,333(2)            ---            ---
President and Co-Chairman
 of the Board

John H. Rauch.............        ---              ---              15,000           ---               ---            ---
Senior Vice President

George I. Nagler..........        ---              ---              20,000           ---               ---            ---
Vice President, General
 Counsel and Secretary

David E. Hamer............        ---              ---               8,000           ---               ---            ---
Vice President and Chief
 Accounting Officer

-----------------------------

(1) This amount represents solely the difference between the market value at December 31, 2000 ($8.8125) of those unexercised options which had an exercise price below such market price (i.e., "in-the-money options") and the respective exercise prices of the options. No assumptions or representations regarding the "value" of such options are made or intended.
(2) The stock options are exercisable as follows: 33,333 shares of Common Stock at $8.875 per share, 16,667 on February 29, 2002, 16,666 on February 29, 2003.

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

     On June 15, 2000, Messrs. Lesher, Michelson, Milner, Reilly and Tompkins were each granted an option to purchase 500 shares of Common Stock at a price of $7.875 per share. These options became fully exercisable on December 15, 2000. The options generally expire on the earlier of the first anniversary of the date upon which the director shall cease to be a director as a result of death or total disability, the 90th day after the date upon which the director shall cease to be a director for any other reason or ten years after the date of grant.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of April 16, 2001 regarding the beneficial ownership of Common Stock and Operating Partnership Units ("Units") by (i) each person or company known by the Company to be the beneficial owner of more than 5% of the Company's outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the Named Executive Officers of the Company and (iv) the directors and executive officers of the Company as a group. As of April 16, 2001 the Company had 2,333,800 shares of Common Stock outstanding. In addition there were 625,272 Units outstanding which were not owned by the Company. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person except as provided under applicable state marital property laws or as set forth in the notes following the table. See numbered footnotes on the following page.


                                    Number of      Percentage of                      Percentage                       Number of
                                    Shares of        Shares of                       Interest In       Percentage      Shares of
        Name and address              Common        Common Stock      Number of       Operating       Ownership in     Preferred
      of Beneficial Owner            Stock(1)      Outstanding(2)      Units(3)     Partnership(4)     Company(5)        Stock
--------------------------------   ------------   ----------------   ------------   --------------   ---------------   ---------
Daniel M. Gottlieb(6)...........     431,489               17.2%       300,771             10.2%             23.8%            --
 439 N. Bedford Drive
 Beverly Hills, CA 90210
Steven D. Lebowitz(7)...........     338,550               13.5        263,887              8.9              19.6             --
 439 N. Bedford Drive
 Beverly Hills, CA 90210
Richard Abrons; Louise & Anne        222,196                9.5             --               --               7.2             --
 Abrons Foundation, Inc.;
 Richard & Iris Abrons
 Foundation, Inc.; Iris Abrons;
 Richard & Mimi Abrons Trustees
 Trust u/w/o Louis Abrons f/b/o
 John Abrons u/w/o 6/3/75.......
 First Manhattan Company
 437 Madison Avenue
 New York, NY 10017
Richard Lesher..................      10,000                *               --              *                 *               --
 1126 Cider Press Road
 Chambersburg, PA 17201
Leslie D. Michelson.............       5,500                *               --              *                 *               --
 2400 Broadway, Suite 100
 Santa Monica, CA 90404
George I. Nagler................      20,000                *               --               --               *               --
 439 N. Bedford Drive
 Beverly Hills, CA 90210
John H. Rauch...................      15,000                *               --               --               *               --
 439 N. Bedford Drive
 Beverly Hills, CA 90210
Charles P. Reilly...............       6,000                *               --               --               *               --
 2049 Century Park East
 Suite 3330
 Los Angeles, CA 90067
S. Craig Tompkins (8)...........      11,500                *               --               --               *            2,000
550 South Hope Street
 Suite 1825
 Los Angeles, CA 90071
David E. Hamer..................       8,000                *               --               --               *               --
 439 N. Bedford Drive
 Beverly Hills, CA 90210
Directors and Executive
 Officers.......................     846,038               33.7%       564,658             19.1%             45.8%         2,000
 as a group (9 persons)

*   Less than 1%

(1) The number of shares beneficially owned includes shares that the following individuals have the right to acquire within 60 days of April 16, 2001 upon exercise of stock options, but not shares that such individuals have the right to acquire upon exchange of Units, in the following amounts: (a) 50,167 shares as to Messrs. Gottlieb and Lebowitz, (b) 1,500 shares as to Dr. Lesher, (c) 4,500 shares as to Mr. Michelson, (d) 20,000 shares as to Mr. Nagler, (e) 15,000 shares as to Mr. Rauch, (f) 6,000 shares as to each of Messrs. Reilly and Tompkins and (g) 8,000 as to Mr. Hamer.
(2) For the purposes of determining the percentage of outstanding Common Stock held by each person or group set forth in the table, the number of shares indicated as beneficially owned by such person or group is divided by the sum of the number of outstanding shares of Common Stock as of April 16, 2001 plus the number of shares of Common Stock subject to options exercisable currently or within 60 days of April 16, 2001 by such person or group, in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Assumes that none of the outstanding Units are redeemed for or converted into shares of Common Stock.
(3) Units in the Operating Partnership (other than those held by the Company) are redeemable at the option of the holder for shares of Common Stock or cash, at the election of the Company, at the date one year from the date of issuance. All Units are currently redeemable. The initial redeemable ratio is one Unit for one share of Common Stock.
(4) Based on a total of 2,959,072 Units outstanding (excluding Preferred Units), including the 2,333,800 Units held by the Company as of April 16, 2001.
(5) Assumes that all Units held by the person or group and all options exercisable within 60 days of April 16, 2001 held by the person or group are redeemed or exercised for shares of Commons Stock and that none of the Units held by other persons are redeemed for or converted into Shares of Common Stock, notwithstanding the percentage limitations under the Company's Charter that limit the number of shares that may be acquired by such person.
(6) Mr. Gottlieb has pledged 99,590 shares of Common Stock and 239,219 Units to Mr. Milner, members of the Milner family and related entities to secure certain indebtedness. In addition his remaining 281,732 shares of Common Stock and 61,552 Units have been pledged to various financial institutions to secure other indebtedness.
(7) Mr. Lebowitz has pledged 98,655 shares of Common Stock and 159,480 Units to Mr. Milner, members of the Milner family and related entities to secure certain indebtedness. In addition his remaining 187,268 shares of Common Stock and 104,407 Units have been pledged to various financial institutions to secure other indebtedness. Also includes 2,460 shares of Common Stock held in trust for the benefit of Mr. Lebowitz's children.
(8) Includes 1,400 shares of Common Stock held in trust for the benefit of Mr. Tompkins' child's trust account, as to which Mr. Tompkins disclaims beneficial ownership.

     On April 13, 2001, the Board of Directors of the Company approved an agreement in principle for the acquisition of the Company's publicly-held Common Stock by Messrs. Gottlieb and Lebowitz for a cash price of $11.25 per share, subject to adjustment downward (but not below $11.00 per share) if certain transaction expenses exceed an agreed upon amount. In connection with this agreement, Messrs. Gottlieb and Lebowitz announced that they intend to make a cash tender offer for up to approximately 20% of the total number of outstanding shares of Preferred Stock at a price of $17.50 per share of Series A and $17.00 per share of Series B. The tender offer would occur during the period in which the Company solicits proxies for the stockholders meeting to consider the proposed merger and would close concurrently with, and be subject to, the closing of the merger. See also the Company's Current Reports on Form 8-K filed on December 1, 2000, February 22, 2001 and April 16, 2001 for more information regarding the proposal from Messrs. Gottlieb and Lebowitz and the agreement in principle with them.

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

     On November 30, 2000, the Company received a proposal from Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company, to acquire all the outstanding shares of Common Stock of the Company not held by them for a cash price of $10.00 per share. The proposal contemplates a merger of an entity newly formed by Messrs. Gottlieb and Lebowitz with and into the Company. The Series A and Series B Preferred Stock would remain outstanding following the consummation of the transaction. The proposal was conditioned upon, among other things, approval of the Board of Directors and stockholders of the Company, the negotiation of mutually satisfactory definitive agreements, and the receipt by Messrs. Gottlieb and Lebowitz of satisfactory financing to complete the transaction. Upon receipt of the proposal, the Board of Directors of the Company formed a special committee comprised of Messr. Tompkins, as chairman, Dr. Richard Lesher, Charles Reilly and Leslie Michelson to consider the proposal. The special committee was empowered to evaluate and, if appropriate, negotiate with respect to the proposal and to make a recommendation to the Board of Directors with respect to any proposed transaction

     On February 16, 2001, the Company received a revised proposal from Messrs. Gottlieb and Lebowitz under which they would acquire all the outstanding shares of Common Stock of the Company not held by them for a cash price of $11.00 per share.

     On April 13, 2001, the Board of Directors of the Company approved an agreement in principle for the acquisition of the Company's publicly-held Common Stock by Messrs. Gottlieb and Lebowitz for a cash price of $11.25 per share, subject to adjustment downward (but not below $11.00 per share) if certain transaction expenses exceed an agreed upon amount. In connection with this agreement, Messrs. Gottlieb and Lebowitz announced that they intend to make a cash tender offer for up to approximately 20% of the total number of outstanding shares of Preferred Stock at a price of $17.50 per share of Series A and $17.00 per share of Series B. The tender offer would occur during the period in which the Company solicits proxies for the stockholders meeting to consider the proposed merger and would close concurrently with, and be subject to, the closing of the merger. See also the Company's Current Reports on Form 8-K filed on December 1, 2000, February 22, 2001 and April 16, 2001 for more information regarding the proposal from Messrs. Gottlieb and Lebowitz and the agreement in principle with them.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                G & L REALTY CORP.


Date:    April 27, 2001                  By:        /s/ David Hamer
                                                -------------------------------
                                                    David Hamer
                                                    Chief Accounting Officer