Form 10-Q
period 2001-03-31
G&L REALTY CORP
filed 2001-05-15
CIK 912240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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

                               ________________

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

           The number of shares outstanding of the Registrant's Common Stock as of May 11, 2001 was 2,333,800 shares.


================================================================================

                                G&L REALTY CORP.

                                     INDEX

                                                                                                                Page
Part I         Financial Information                                                                           Number
Item 1         Financial Statements
                   Condensed Consolidated Balance Sheets as of  March 31, 2001 (unaudited) and December
                   31, 2000.............................................................................                 3
                   Condensed Consolidated Statements of Operations for the Three Month Periods Ended
                   March 31, 2001 and 2000 (unaudited)..................................................                 4
                   Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended
                   March 31, 2001 and 2000 (unaudited)..................................................             5 - 6
                   Notes to Condensed Consolidated Financial Statements (unaudited).....................            7 - 18
   Item 2          Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...........................................................................           19 - 23
   Item 3          Quantitative and Qualitative Disclosures About Market Risk...........................                24
Part II        Other Information
   Item 1          Legal Proceedings....................................................................                25
   Item 2          Changes in Securities................................................................                25
   Item 3          Defaults Upon Senior Securities......................................................                25
   Item 4          Submission of Matters to a Vote of Security Holders..................................                25
   Item 5          Other Information....................................................................                25
   Item 6          Exhibits and Reports on Form 8-K.....................................................           26 - 29

Signature...............................................................................................                30

                                G&L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                         March 31,              December 31,
                                                                                           2001                    2000
                                                                                      --------------------------------------
                                                                                        (Unaudited)
                                   ASSETS
                                   ------
Rental properties (Note 3):
   Land                                                                                   $ 28,599                $ 28,599
   Buildings and improvements, net                                                         138,993                 139,510
   Projects under development                                                                  ---                     171
                                                                                          --------                --------
     Total rental properties                                                               167,592                 168,280
Cash and cash equivalents                                                                    4,018                   2,791
Restricted cash                                                                              5,280                   4,624
Tenant rent and reimbursements receivable, net                                               4,800                   6,669
Unbilled rent receivable, net                                                                2,488                   2,412
Other receivables, net                                                                          48                      46
Mortgage loans and notes receivable, net                                                    11,398                  11,244
Investments in unconsolidated affiliates (Note 6)                                            4,923                   4,851
Deferred charges and other assets, net (Note 4)                                              4,579                   4,549
                                                                                          --------                --------
 TOTAL ASSETS                                                                             $205,126                $205,466
                                                                                          ========                ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES:
   Notes payable                                                                          $158,229                $158,942
   Accounts payable and other liabilities                                                    5,052                   6,099
   Distributions payable                                                                       448                     433
   Tenant security deposits                                                                  1,540                   1,367
                                                                                          --------                --------
     Total liabilities                                                                     165,269                 166,841

Commitments and Contingencies (Note 8)                                                         ---                     ---

Minority interest in consolidated affiliates                                                (1,308)                 (1,266)
Minority interest in Operating Partnership                                                     ---                     ---

STOCKHOLDERS' EQUITY (Note 5):
   Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
     .  Series A Preferred - 1,495,000 shares issued and 1,487,000 shares
        outstanding as of  March 31, 2001 and December 31, 2000                                 15                      15
     .  Series B Preferred - 1,380,000 shares issued and 1,376,000 shares
        outstanding as of  March 31, 2001 and December 31, 2000                                 14                      14
   Common shares - $.01 par value, 50,000,000 shares authorized, 2,333,800 shares issued and outstanding as of  March 31, 2001 and December 31,
    2000                                                                                        23                      23
   Additional paid-in capital                                                               72,363                  72,441
   Distributions in excess of net income                                                   (31,250)                (32,602)
                                                                                          --------                --------
     Total stockholders' equity                                                             41,165                  39,891
                                                                                          --------                --------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $205,126                $205,466
                                                                                          ========                ========

    See accompanying notes to Condensed Consolidated Financial Statements.

                                G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                 For the Three Month
                                                                               Periods Ended March 31,
                                                                               2001                 2000
                                                                            ----------------------------
REVENUES:
  Rent                                                                      $ 6,581              $ 6,789
  Patient revenues                                                            5,008                  899
  Tenant reimbursements                                                         409                  355
  Parking                                                                       346                  303
  Interest and loan fees                                                        510                  484
  Net gain on sale of assets                                                    ---                1,263
  Lease termination income                                                    2,613                  ---
  Other income                                                                  437                  109
                                                                            -------              -------
        Total revenues                                                       15,904               10,202
                                                                            -------              -------
EXPENSES:
  Property operations                                                         2,177                1,855
  Skilled nursing operations                                                  4,530                  818
  Depreciation and amortization                                               1,473                1,533
  Interest                                                                    3,298                3,423
  Provision for doubtful accounts and notes  receivable                         ---                2,288
  General and administrative                                                    848                  700
                                                                            -------              -------
        Total expenses                                                       12,326               10,617
                                                                            -------              -------
 Income (loss) from operations before minority interests,
  equity in loss of unconsolidated affiliates and                             3,578                 (415)
  extraordinary loss

Equity in loss of unconsolidated affiliates                                     (83)                (143)
Minority interest in consolidated affiliates                                    (62)                 (67)
Minority interest in Operating Partnership                                      ---                  533
                                                                            -------              -------
Income before extraordinary loss                                              3,433                  (92)
Extraordinary loss on early retirement of long-term debt                        ---                 (158)
                                                                            -------              -------
Net income (loss)                                                             3,433                 (250)
Dividends on preferred stock                                                 (1,790)              (1,793)
                                                                            -------              -------
Net income (loss) available to common stockholders                          $ 1,643              $(2,043)
                                                                            =======              =======

Per common share data:
  Basic:
  ------
  Income (loss) before extraordinary loss                                   $  0.70              $ (0.75)
  Extraordinary loss                                                            ---                (0.06)
                                                                            -------              -------
    Net income (loss)                                                       $  0.70              $ (0.81)
                                                                            =======              =======
  Fully diluted:
  --------------
  Income (loss) before extraordinary loss                                   $  0.70              $ (0.75)
  Extraordinary loss                                                            ---                (0.06)
                                                                            -------              -------
  Net income (loss)                                                         $  0.70              $ (0.81)
                                                                            =======              =======
Weighted average shares outstanding:
    Basic                                                                     2,334                2,512
                                                                            =======              =======
    Fully diluted                                                             2,348                2,514
                                                                            =======              =======

    See accompanying notes to Condensed Consolidated Financial Statements.

                                G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Three Months Ended March 31,
                                                                                               2001                    2000
                                                                                            -------------------------------
                                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                          $ 3,433                $   (250)
 Adjustments to reconcile net income to net cash provided by
   Operating activities:
      Depreciation and amortization                                                           1,473                   1,533
      Amortization of deferred loan costs                                                       170                     136
      Extraordinary loss on early retirement of long-term debt                                  ---                     158
      Net gain on sale of assets                                                                ---                  (1,263)
      Minority interests                                                                         62                    (466)
      Equity in loss of unconsolidated affiliates                                                83                     143
      Provision for doubtful accounts and notes receivables                                     ---                   2,288
      Unbilled rent receivable, net                                                             (76)                    (67)
      (Increase) decrease in:
         Other receivables                                                                       (2)                     82
         Tenant rent and reimbursements receivable                                            1,869                  (1,567)
         Prepaid expense and other assets                                                      (258)                   (803)
         Accrued interest and loan fees receivable                                               18                     285
      Increase (decrease) in:
         Accounts payable and other liabilities                                              (1,047)                  1,871
         Tenant security deposits                                                               173                       6
                                                                                            -------                 -------
Net cash provided by operating activities                                                     5,898                   2,086
                                                                                            -------                 -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of real estate assets                                                                 ---                 (10,385)
Sale of real estate assets                                                                      ---                   8,794
Additions to rental properties                                                                 (487)                 (1,041)
Pre-acquisition costs, net                                                                      (10)                    348
Construction in progress                                                                        171                     (11)
Leasing commissions                                                                            (178)                    (39)
Investment in mortgage loans and notes receivable                                              (300)                    ---
Contributions to unconsolidated affiliates                                                     (155)                    (42)
Distributions from unconsolidated affiliates                                                    ---                   1,213
Principal payments received from mortgage loans and notes receivable                            128                     100
                                                                                            -------                 -------
Net cash used in investing activities                                                          (831)                 (1,063)
                                                                                            -------                 -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                                                        5,100                   7,513
Repayment of notes payable                                                                   (5,813)                 (9,086)
Payment of deferred loan costs                                                                 (208)                   (215)
Decrease (increase) in restricted cash                                                         (656)                    380
Minority interest equity contribution                                                           ---                     486
Purchase of common and preferred stock and partnership units                                    ---                  (2,374)
Distributions                                                                                (2,263)                 (2,584)
                                                                                            -------                 -------
Net cash used in financing activities                                                        (3,840)                 (5,880)
                                                                                            -------                 -------

    See accompanying notes to Condensed Consolidated Financial Statements.
                                                                    Continued...

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


                                                                               Three Months Ended March 31,
                                                                                 2001                 2000
                                                                               -----------------------------
                                                                                        (Unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,227                (4,857)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  2,791                 7,545
                                                                               ------               -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $4,018               $ 2,688
                                                                               ======               =======
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                                       $3,126               $ 3,457
                                                                               ======               =======

NONCASH INVESTING AND FINANCING ACTIVITIES

Distributions declared not yet paid                                            $  370               $   378
                                                                               ======               =======
Preferred distributions due to minority partner                                $   15               $    14
                                                                               ======               =======
Transfers from projects under development to building                          $  374                   ---
                                                                               ======               =======
Transfer from investments in unconsolidated affiliates to notes receivable        ---               $ 3,070
                                                                               ======               =======

Transfer note receivable to land and building:
                 Land                                                                               $   252
                 Building                                                                             1,009
                                                                                                    -------
                 Total                                                                              $ 1,261
                                                                                                    =======

                 Notes receivable                                                                   $ 1,261
                                                                                                    =======

                                                                      Concluded.

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

                                G&L REALTY CORP.

                                  (Unaudited)


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

   . G&L Grabel, San Pedro, LLC ("San Pedro") is a California limited liability company formed on March 10, 1998 by the Company through the Operating Partnership, and Gary Grabel, an experienced medical office building ("MOB") manager. The Company and Gary Grabel contributed to San Pedro 84% and 16% of the equity, respectively. However, the initial ownership interests of the parties will be adjusted to 50% as each partner receives a return of its initial capital contribution plus a preferred return on their initial contribution. San Pedro was formed for the purpose of acquiring three MOBs located at 1360 West 6th Street in San Pedro, California.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Business - The Company is a self-managed Real Estate Investment Trust ("REIT") that acquires, develops, manages, finances and leases healthcare properties. The Company's business currently consists of investments in healthcare properties and in debt obligations secured by healthcare properties. Investments in healthcare property consist of acquisitions, made either directly or through joint ventures, in medical office buildings ("MOBs"), skilled nursing facilities ("SNFs") or assisted living facilities ("ALFs"). The Company's lending activities consist of providing short-term secured loans to facilitate third party acquisitions of healthcare properties.

       Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company and its Subsidiaries. The interests in the Roxbury Partnership, Pacific Gardens, Pacific Park, Tarzana and the Operating Partnership that are not owned by the Company, have been reflected as minority interests in the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

       The information presented as of and for the three-month period ended March 31, 2001 and 2000 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that might be expected for the full fiscal year.

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

                                G&L REALTY CORP.

                                  (Unaudited)


3.  BUILDINGS AND IMPROVEMENTS

          Buildings and improvements consist of the following:

                                                                                              March 31,              December 31,
                                                                                                2001                     2000
                                                                                              ----------------------------------
                                                                                                       (in thousands)
Buildings and improvements....................................................                $155,439                 $155,224
Tenant improvements...........................................................                   9,792                    9,214
Furniture, fixtures and equipment.............................................                   3,347                    3,280
                                                                                              --------                 --------
                                                                                               168,578                  167,718
Less accumulated depreciation and amortization................................                 (29,585)                 (28,208)
                                                                                              --------                 --------
   Total......................................................................                $138,993                 $139,510
                                                                                              ========                 ========

   Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:


       Buildings and improvements                 40 years
       Tenant improvements                        Life of lease
       Furniture, fixtures and equipment          5 years

   Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all external costs directly related to acquisitions are capitalized.


4.  DEFERRED CHARGES AND OTHER ASSETS

   Deferred charges and other assets consist of the following:

                                                                                   March 31,      December 31,
                                                                                     2001            2000
                                                                                   --------------------------
                                                                                        (in thousands)
Deferred loan costs...........................................................     $ 4,219         $ 4,011
Pre-acquisition costs.........................................................         160             150
Leasing commissions...........................................................       1,664           1,486
Prepaid expense and other assets..............................................         766             914
                                                                                   -------         -------
                                                                                     6,809           6,561
Less accumulated amortization.................................................      (2,230)         (2,012)
                                                                                   -------         -------
  Total.......................................................................     $ 4,579         $ 4,549
                                                                                   =======         =======

                                G&L REALTY CORP.

                                  (Unaudited)


5.  STOCKHOLDERS' EQUITY

    Distributions in excess of net income--The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the three months ended March 31, 2001 and for the year ended December 31, 2000:

                                                                                      March 31,              December 31,
                                                                                        2001                     2000
                                                                                      -----------------------------------
                                                                                                (in thousands)
    Distributions in excess of net income at beginning of period.................     $(32,602)                $(25,412)
    Net income during period.....................................................        3,433                    1,149
    Less: Distributions declared.................................................       (2,081)                  (8,339)
    Distributions in excess of net income........................................     $(31,250)                $(32,602)

     Earnings per common share--Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each period. Fully diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each year plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options to purchase shares of common stock granted under the Company's 1993 Stock Incentive Plan, as amended. As of March 31, 2001 and 2000 there were approximately 247,500 and 250,500 stock options outstanding with weighted average exercise prices of $11.11 and $11.31, respectively. For the three months ended March 31, 2000, the incremental shares that would have been outstanding upon the assumed exercise of stock options would have been anti-dilutive and, therefore, were not considered in the computation of fully diluted earnings per share. The following table reconciles the numerator and denominator of the basic and fully diluted per share computations for net income for the three months ended March 31, 2001 and 2000:

                                G&L REALTY CORP.

                                  (Unaudited)


                                                             For the Three Month Periods
                                                                    ended March 31,
                                                               2001                2000
                                                             ---------------------------
                                                                    (in thousands)
Numerator:
----------
 Net income (loss)                                           $ 3,433             $  (250)
 Preferred stock dividends                                    (1,790)             (1,793)
                                                             -------             -------
 Net income (loss) available to common
  stockholders                                               $ 1,643             $(2,043)
                                                             =======             =======

Denominator:
------------
 Weighted average shares - basic                               2,334               2,512
 Dilutive effect of stock options                                 14                   2
                                                             -------             -------
 Weighted average shares - fully diluted                       2,348               2,514
                                                             =======             =======

Per share:
---------
 Basic                                                       $  0.70             $ (0.81)
 Dilutive effect of stock options                                ---                 ---
                                                             -------             -------
 Fully diluted                                               $  0.70             $ (0.81)
                                                             =======             =======

     On May 10, 2001, the Board of Directors of the Company approved a definitive merger agreement with Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company, for the acquisition of the Company's publicly-held Common Stock for a cash price of $12.00 per share. The acquisition of the shares is to be effected through the merger of an entity newly formed by Mr. Gottlieb and Mr. Lebowitz. The Series A and Series B Preferred Stock would remain outstanding following the consummation of the merger.

     The merger is conditioned on the approval of the merger and the definitive agreement by the affirmative vote of holders of a majority of the outstanding shares of Common Stock; Houlihan Lokey Howard & Zukin Financial Advisors, Inc., financial advisor to the Special Committee of the Board of Directors, not withdrawing or materially and adversely modifying the fairness opinion it has delivered to the Special Committee; the receipt by Mr. Gottlieb and Mr. Lebowitz of necessary financing; the receipt of applicable governmental and third party consents and approvals; and other conditions that are customary for transactions of this type. The definitive agreement also contains other provisions that are common in agreements of this type, including reimbursement of certain expenses incurred by Mr. Gottlieb and Mr. Lebowitz, standstill provisions and provisions permitting the Company to terminate the agreement upon receipt of a superior offer and under certain other circumstances upon payment of a termination fee.

     In connection with this agreement, Messrs. Gottlieb and Lebowitz announced that they intend to make a cash tender offer for up to approximately 16% of the total number of outstanding shares of Preferred Stock at a price of $17.50 per share of Series A and $17.00 per share of Series B. The tender offer would occur during the period in which the Company solicits proxies for the stockholders meeting to consider the proposed merger and would close concurrently with, and be subject to, the closing of the merger. In addition, Mr. Gottlieb and Mr. Lebowitz have advised the Company that, prior to the record date for the stockholders meeting, they intend to convert Operating Partnership Units so that they will own approximately 42% of the outstanding Common Stock entitled to vote on the definitive agreement. Mr. Gottlieb and Mr. Lebowitz also own stock options which, if exercised, would increase their ownership to approximately 45% of the outstanding common stock.

     See also the Company's Current Reports on Form 8-K filed on December 1, 2000, February 22, 2001, April 16, 2001 and May 11, 2001 for more information regarding the proposal from Messrs. Gottlieb and Lebowitz and the agreement with them.

                                G&L REALTY CORP.

                                  (Unaudited)


6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in
Note 1. The following table provides a summary of the Company's investment in each of these entities as of March 31, 2001. (In thousands).

                                                             Penasquitos     Penasquitos      Heritage        Pacific
                                     GLN       San Pedro         LLC             Inc.           Park       Gardens Corp.
                                    ------------------------------------------------------------------------------------
Opening balance at beginning of
 period..........................    $765        $1,144          $161           $  20          $ ---            $(312)
Equity in (loss) earnings of
 affiliates......................     ---            52            (1)            ---            ---              ---
Cash contributions...............     ---           ---            70             ---            ---              ---
Cash distributions...............     ---           ---           ---             ---            ---              ---
                                     ----        ------          ----           -----          -----            -----
Equity, before inter-company
 adjustments.....................     765         1,196           230              20            ---             (312)
                                     ----        ------          ----           -----          -----            -----
Intercompany transactions:
Receivable (payable), net........      66            88           248             (20)            13              110
                                     ----        ------          ----           -----          -----            -----
Investment in unconsolidated
 affiliates......................    $831        $1,284          $478           $ ---          $  13            $(202)
                                     ====        ======          ====           =====          =====            =====

                                   Eagle Run, Inc.     Eagle Run      Lakeview      Total
                                   ------------------------------------------------------
Opening balance at beginning of
 period..........................       $(370)            $655        $               250
Equity in (loss) earnings of
 affiliates......................        (153)              19           ---          (83)
Cash contributions...............         ---              ---            54          124
Cash distributions...............         ---              ---           ---          ---
                                        -----             ----        ------       ------
Equity, before inter-company
 adjustments.....................        (523)             674           304        2,354
                                        -----             ----        ------       ------
Intercompany transactions:
Receivable (payable), net........           9               48         2,007        2,569
                                        -----             ----        ------       ------
Investment in unconsolidated
 affiliates......................       $(514)            $722        $2,311       $4,923
                                        =====             ====        ======       ======

                                G&L REALTY CORP.

                                  (Unaudited)


   Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the three months ended March 31, 2001. (In thousands).

                                                                                                                 Pacific
                                                        San       Penasquitos     Penasquitos     Heritage       Gardens
                                            GLN        Pedro          LLC             Inc.          Park          Corp.
                                          -------------------------------------------------------------------------------
Financial Position:
-------------------
  Land.................................   $           $ 1,882         $   641           $ ---        $ 750         $ ---
  Buildings............................       ---       4,195           6,356             ---          ---           ---
  Notes receivable, net................     1,585         ---             ---             ---          ---           ---
  Other assets.........................       ---         320           1,371             ---          238           ---
  Notes payable........................       ---      (4,707)         (7,949)            ---         (940)          ---
  Other liabilities....................       (60)       (465)           (390)            (10)         (48)         (349)
                                           ------     -------         -------            ----        -----         -----
Net assets.............................    $1,525     $ 1,225         $    29            $(10)       $ ---         $(349)
                                           ======     =======         =======            ====        =====         =====

Partner's equity:
-----------------
  G&L Realty Partnership, L.P..........    $  765     $ 1,196         $   230            $ 20        $ ---         $(312)
  Others...............................       760          29            (201)            (30)         ---           (37)
                                           ------     -------         -------            ----        -----         -----
Total equity...........................    $1,525     $ 1,225         $    29            $(10)       $ ---         $(349)
                                           ======     =======         =======            ====        =====         =====

Operations:
-----------
  Revenues.............................    $          $   276         $   244            $---        $ ---         $ ---
  Expenses.............................       ---        (224)           (246)            ---          ---           ---
                                           ------     -------         -------            ----        -----         -----
Net (loss) income......................    $  ---     $    52         $    (2)           $---        $ ---         $ ---
                                           ======     =======         =======            ====        =====         =====

Allocation of net (loss) income:
--------------------------------
  G&L Realty Partnership, L.P..........   $   ---     $    52         $    (1)           $---        $ ---         $ ---
  Others...............................       ---         ---              (1)            ---          ---           ---
                                           ------     -------         -------            ----        -----         -----
Net (loss) income......................   $   ---     $    52         $    (2)           $---        $ ---         $ ---
                                           ======     =======         =======            ====        =====         =====

                                         Eagle Run
                                            Inc.      Eagle Run    Lakeview      Total
                                         ----------------------------------------------
Financial Position:
-------------------
  Land.................................    $   ---      $ 1,191     $   947    $  5,411
  Buildings............................        ---        4,876         ---      15,427
  Notes receivable, net................        ---          ---         ---       1,585
  Other assets.........................        475        1,147       2,716       6,267
  Notes payable........................        ---       (5,808)     (2,361)    (21,765)
  Other liabilities....................     (1,522)         (69)       (748)     (3,661)
                                           -------      -------     -------    --------
Net assets.............................    $(1,047)     $ 1,337     $   554    $  3,264
                                           =======      =======     =======    ========

Partner's equity:
-----------------
  G&L Realty Partnership, L.P..........    $  (523)     $   674     $   304    $  2,354
  Others...............................       (524)         663         250         910
                                           -------      -------     -------    --------
Total equity...........................    $(1,047)     $ 1,337     $   554    $  3,264
                                           =======      =======     =======    ========

Operations:
-----------
  Revenues.............................    $   646      $   256     $   ---    $  1,422
  Expenses.............................       (952)        (218)        ---      (1,640)
                                           -------      -------     -------    --------
Net (loss) income......................    $  (306)     $    38    $    ---    $   (218)
                                           =======      =======     =======    ========

Allocation of net (loss) income:
--------------------------------
  G&L Realty Partnership, L.P..........    $  (153)     $    19    $    ---    $    (83)
  Others...............................       (153)          19         ---        (135)
                                           -------      -------     -------    --------
Net (loss) income......................    $  (306)     $    38    $    ---    $   (218)
                                           =======      =======     =======    ========

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

   . Skilled nursing facilities - These investments consist of seven SNFs, one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona and one hospital located in Tustin, California. The SNFs are located in Hampden, Massachusetts, Phoenix, Arizona, Hoquiam, Washington and Chico and Paso Robles, California. Two of the SNFs were acquired through foreclosure in the first quarter of 2000 and are currently not operating. The five operating SNFs contain over 600 beds that are typically occupied by residents who require a high level of daily nursing care. The hospital consists of 183 beds and is 100% leased to a third-party operator. All of the SNFs, the apartment complex and the hospital are owned 100% by the Company. In addition, the Company currently holds the operating license in four of the seven SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, all of the assets, liabilities, revenues and expenses of these SNFs are reflected in the condensed consolidated financial statements of the Company and the segment information provided below. The Company also holds the license to operate its SNF located in Phoenix, Arizona. On April 1, 2000, the Company terminated its lease with the operator of this SNF and entered into a management agreement with a new manager. For the nine months ended December 31, 2000, the assets, liabilities, revenues and expenses of this SNF were also included in the condensed consolidated financial statements of the Company. On January 1, 2001, the Company entered into a new lease with a new manager which entitles the Company to monthly lease payments. As a result of this new lease, the assets, liabilities, revenues and expenses of this SNF are no longer included in the condensed consolidated financial statements of the Company. The Company will be required to pay the applicable corporate income tax on any net income produced by the SNFs located in Hampden, Massachusetts, although the Company's REIT status will not be affected. While the Company does not intend to hold these operating licenses for the long term, the Company believes it is currently in the best interests to own the licenses to operate these facilities.

   . Assisted living facilities - These investments consist of four ALFs, all owned through joint ventures. The four ALFs contain over 350 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. The Company's joint venture partner in each of these ALFs operates the facility.

   . Debt obligations - These investments consist of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. As of March 31, 2001, the Company had eleven loans outstanding with a net book value of $11.4 million.


   The tables on the following pages reconcile the Company's income and expense activity for the three months ended March 31, 2001 and 2000 and balance sheet data as of March 31, 2001.

                                G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


             2001 Reconciliation of Reportable Segment Information
                   For the three months ended March 31, 2001

                                                 Medical   Skilled   Assisted       Debt
                                                 Office    Nursing    Living     Obligations    Other     Total
                                                 -------   -------   ---------   -----------   -------   --------
                                                                         (In thousands)
Revenue:
 Rents, tenant reimb. and parking.............    $6,229    $  419      $ 688       $ ---      $  ---    $ 7,336
 Patient revenues.............................       ---     5,008        ---         ---         ---      5,008
 Interest and loan fees.......................        44         3        ---         408          55        510
 Lease termination income.....................     2,613       ---        ---         ---         ---      2,613
 Other income.................................       105       318        ---         ---          14        437
                                                  ------    ------      -----       -----      ------    -------
   Total revenues.............................     8,991     5,748        688         408          69     15,904
                                                  ------    ------      -----       -----      ------    -------
Expenses:
 Property operations..........................     1,845       253         43          36         ---      2,177
 Skilled nursing operations...................       ---     4,530        ---         ---         ---      4,530
 Depreciation and amortization................     1,079       253        128         ---          13      1,473
 Interest.....................................     2,242       478        373         202           3      3,298
 Provision for doubtful accounts and notes
  receivable..................................       ---       ---        ---         ---         ---        ---
 General and administrative...................       ---       ---        ---         ---         848        848
                                                  ------    ------      -----       -----      ------    -------
   Total expenses.............................     5,166     5,514        544         238         864     12,326
                                                  ------    ------      -----       -----      ------    -------
Income (loss) from operations.................     3,825       234        144         170        (795)     3,578
Equity in earnings (loss) of unconsolidated
 affiliates...................................        52       ---       (135)        ---         ---        (83)
                                                  ------    ------      -----       -----      ------    -------
Income (loss) from operations before minority
 interests....................................    $3,877    $  234      $   9       $ 170      $ (795)   $ 3,495
                                                  ======    ======      =====       =====      ======    =======

             2000 Reconciliation of Reportable Segment Information
                   For the three months ended March 31, 2000

                                                 Medical   Skilled    Assisted        Debt
                                                 Office    Nursing     Living     Obligations     Other     Total
                                                 -------   --------   ---------   ------------   -------   --------
                                                                          (In thousands)
Revenue:
 Rents, tenant reimb. and parking.............    $6,294    $  828       $ 325        $   ---     $ ---    $ 7,447
 Patient revenues.............................       ---       899         ---            ---       ---        899
 Interest and loan fees.......................        60         2           1            364        57        484
 Net gain on sale of assets...................     1,405      (142)        ---            ---       ---      1,263
 Other income.................................        94         1         ---            ---        14        109
                                                  ------    ------       -----        -------     -----    -------
   Total revenues.............................     7,853     1,588         326            364        71     10,202
                                                  ------    ------       -----        -------     -----    -------
Expenses:
 Property operations..........................     1,582       228          30             15       ---      1,855
 Skilled nursing operations...................       ---       818         ---            ---       ---        818
 Depreciation and amortization................     1,233       206          75            ---        19      1,533
 Provision for doubtful accounts and notes
  receivable..................................       ---       563         ---          1,725       ---      2,288
 Interest.....................................     2,286       393         466            208        70      3,423
 General and administrative...................       ---       ---         ---            ---       700        700
                                                  ------    ------       -----        -------     -----    -------
   Total expenses.............................     5,101     2,208         571          1,948       789     10,617
                                                  ------    ------       -----        -------     -----    -------
Income (loss) from operations.................     2,752      (620)       (245)        (1,584)     (718)      (415)
Equity in earnings (loss) of unconsolidated
 affiliates...................................        31        (8)       (164)            (2)      ---       (143)
                                                  ------    ------       -----        -------     -----    -------
Income (loss) from operations before minority
 interests....................................    $2,783    $ (628)      $(409)       $(1,586)    $(718)   $  (558)
                                                  ======    ======       =====        =======     =====    =======

                                G&L REALTY CORP.

                                  (Unaudited)


             2001 Reconciliation of Reportable Segment Information
                             As of March 31, 2001

                                                 Medical    Skilled    Assisted      Debt
                                                 Office     Nursing     Living    Obligations    Other     Total
                                                ---------   --------   --------   -----------   -------   --------
                                                                          (In thousands)
Rental properties............................    $114,631    $31,028    $21,705     $   ---      $  228   $167,592
Mortgage loans and notes receivable, net.....         ---        290        ---      11,108         ---     11,398
Other assets.................................      10,875      5,265      4,287       2,095       3,614     26,136
                                                 --------    -------    -------     -------      ------   --------
   Total assets..............................    $125,506    $36,583    $25,992     $13,203      $3,842   $205,126
                                                 ========    =======    =======     =======      ======   ========

Other assets:
 Cash and cash equivalents...................    $    456    $     9    $   181     $   ---      $3,372   $  4,018
 Restricted cash.............................       3,670        702         34         874         ---      5,280
 Tenant rent and reimbursement receivable,
  net........................................         382      3,508        833          21          56      4,800
 Unbilled rent receivable, net...............       2,417         71        ---         ---         ---      2,488
 Other receivables, net......................          13        ---        ---          35         ---         48
 Investment in unconsolidated affiliates.....       1,284        ---      2,808         831         ---      4,923
 Deferred loan costs, net....................       1,686        574        388         223         ---      2,871
 Pre-acquisition costs.......................         ---         49        ---         111         ---        160
 Deferred lease costs, net...................         773          9        ---         ---         ---        782
 Prepaid expense and other...................         194        343         43         ---         186        766
                                                 --------    -------    -------     -------      ------   --------
   Total other assets........................    $ 10,875    $ 5,265    $ 4,287     $ 2,095      $3,614   $ 26,136
                                                 ========    =======    =======     =======      ======   ========

8.    COMMITMENTS AND CONTINGENCIES

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

   On August 15, 1997, a subsidiary of the Company, GL/PHP, LLC ("GL/PHP") borrowed $16 Million from Nomura Asset Capital Corp. ("Nomura"), the proceeds of which were used to repay a loan made by PHP Healthcare Corporation ("PHP") in connection with the purchase by GL/PHP of six New Jersey primary care centers (the "New Jersey Properties"). Nomura received a first lien against the real properties. The New Jersey Properties were leased by Pinnacle Health Enterprises, LLC ("Pinnacle"), a subsidiary of PHP, and PHP guaranteed the lease. Concurrently with the $16 million loan, the Operating Partnership obtained a new $2 million loan from PHP evidenced by a $2 million promissory note payable to PHP. The note by its terms was nonnegotiable and provides for a right of offset against payments of interest and principal in an amount equal to any losses sustained by reason of any defaults by Pinnacle under its lease with GL/PHP, discussed below.

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

                                G&L REALTY CORP.

                                  (Unaudited)


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

   In November 1999, Landmark Healthcare Facilities, LLC ("Landmark") filed a lawsuit against Valencia, a subsidiary of the Company, claiming that Landmark is entitled to approximately $600,000 plus interest under a development agreement entered into between Valencia and Landmark for the development of an MOB in Valencia, California. The Company is vigorously opposing the lawsuit and has filed a counter suit to recover approximately $400,000 plus interest that was already paid under the development agreement and for a judgment and declaration that all of Landmark's rights, title and interest in Valencia have been terminated or assigned to the Company. The litigation went to trial on March 12, 2001. On March 21, 2001, the court issued a tentative ruling on the matter in favor of the Company. Final judgement by the court is pending.

   Two putative shareholder class actions have been filed against the Company and its directors arising out of the proposal by Daniel M. Gottlieb and Steven
D. Lebowitz, the Chief Executive Officer and President, respectively, of the Company, to acquire all of the outstanding shares of the Company's common stock not currently owned by them. The first suit, Lukoff v. G&L Realty Corp. et al., case number BC 241251, was filed in the Superior Court of the State of California, County of Los Angeles, on December 4, 2000. The second suit, Abrons
v. G&L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. Both actions assert claims for breach of fiduciary duty and seek, among other things, compensatory damages and to enjoin the transaction. Defendants have filed a motion to dismiss the Abrons action on the ground that the complaint fails to state a claim. All of the Defendants, except the Company, have filed an additional motion to dismiss the Abrons action for lack of personal jurisdiction. Defendants also have filed a motion to dismiss or stay the Abrons action on grounds of forum non conveniens and comity. In the Lukoff action, Defendants have filed a demurrer to the complaint on the ground that it fails to state facts sufficient to constitute a cause of action. Defendants deny the claims, although it is premature to predict the outcome of these actions.

   In January 2001, the Company settled a lawsuit with Cigna Healthcare, Inc and Cigna Healthcare of California ("Cigna") and received a settlement of $4.1 million. The settlement ended litigation against Cigna for delinquent rent, future rent and other amounts owed under a lease at the Company's MOB located in Irwindale, California. At the time of the settlement the total delinquent rent was approximately $1.5 million. The Company recorded lease termination income of $2.6 million in the first quarter for the remainder of the proceeds.


9.  ACQUISITIONS, DISPOSITIONS AND FINANCINGS

   In February 2001, the Company used the proceeds from a new $5.1 million loan secured by two of its properties located in Tustin, California to repay $5.0 million of the outstanding loan balance on an existing $7.5 million short-term
loan secured by three of its properties located in Tustin, California.    The
new loan bears interest at prime plus 1.00% and is due on February 21, 2002.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company's 2000 Annual Report on Form 10-K as previously filed with the SEC.

   Information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial
results to differ substantially from those anticipated by management.   Factors
influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, the availability of financing, governmental regulations concerning, but not limited to, new construction and development, the creditworthiness of tenants and borrowers, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company's investments which may be discussed elsewhere in this Quarterly Report on Form 10-Q and the Company's 2000 Annual Report on Form 10-K as previously filed with the SEC.

Results of Operations
---------------------

   Comparison of the Three Month Period Ended March 31, 2001 versus the Three Month Period Ended March 31, 2000.

   Total revenues increased by $5.7 million, or 56%, from $10.2 million in the first quarter of 2000, to $15.9 million for the same period in 2001. Patient revenues relating to the skilled nursing facilities in which the Company currently owns the license to operate accounted for $4.1 million of this
increase.   On March 15, 2000, the Company obtained licenses from the
Commonwealth of Massachusetts to operate the three SNFs comprising 383 beds owned by the Company and located in Hampden, Massachusetts. As a result of the license transfer, all of the assets, liabilities, revenues and expenses of these SNFs beginning March 15, 2000 are reflected in the condensed consolidated financial statements of the Company. On April 1, 2000, the Company obtained the license to operate its SNF located in Phoenix, Arizona. For the nine months ended December 31, 2000, the assets, liabilities, revenues and expenses of this SNF were also included in the condensed consolidated financial statements of the Company. On January 1, 2001, the Company entered into a new lease with a new manager which entitles the Company to monthly lease payments. As a result of this new lease, the assets, liabilities, revenues and expenses of this SNF are no longer included in the condensed consolidated financial statements of the Company.

   Rents, tenant reimbursements and parking revenues decreased by $0.1 million, or 1%, from $7.4 million in the first quarter of 2000, to $7.3 million for the
same period in 2001.    The loss of rental revenue related to the termination of
the lease at the Company's MOB located in Irwindale, California accounted for $0.3 million of this decrease. In addition, $0.5 million of this decrease was related to the loss of rental revenue from the SNFs discussed above in which the Company now owns the licenses to operate. Previously, the Company collected monthly rent for these facilities in the form of lease payments from the prior operator. These decreases were offset by a $0.2 million increase in rental revenues at two of the Company's SNFs resulting from new lease agreements.
Also, during the year 2000 and the first quarter of 2001, the Company increased occupancy at its MOB properties by 3.4% and increased its rental rates per the terms of its lease agreements resulting in an increase in rental revenues of approximately $0.5 million.

   Interest and loan fee income increased approximately $0.1 million, or 25%, from $0.4 million in the first quarter of 2000, to $0.5 million for the same period in 2000. This increase was due to additional interest income related to the financing by the Company in 1999 of an apartment complex located in Tulsa, Oklahoma.

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

   The Company recognized lease termination income in the amount of $2.6 million in the first quarter of 2001. This was related to the settlement of a lawsuit for delinquent rent, future rent and other amounts owed under a lease at the Company's MOB located in Irwindale, California. The Company sued the tenant, which had been in default on their rent since December 1999, to recover the delinquent rent payments as well as all future rent through the end of the lease which was to expire on November 30, 2004. In January 2001, the Company received a settlement in the amount of $4.1 million. At the time of the settlement the total delinquent rent was approximately $1.5 million. The Company recorded lease termination income of $2.6 million for the remainder of the proceeds.

   Other income increased $0.3 million in the first quarter of 2001 compared to
the same period in 2000.   This increase is due to the amortization of negative
goodwill related to the Company's acquisition of the operating licenses at its three SNFs located in Hampden, Massachusetts and the recognition of income relating to cash received on accounts receivable that arose prior to March 15, 2000.

   Total expenses increased by $1.7 million, or 16%, from $10.6 million for the three months ended March 31, 2000, to $12.3 million for the same period in 2001. The consolidation of the operating revenues and expenses of the three Hampden SNFs as of March 15, 2000 as discussed above accounted for $3.7 million of this increase in total expenses. This increase was offset by a $2.3 million decrease in provisions for doubtful accounts, notes and bonds receivable.

   Property operating expenses increased by $0.3, or 16%, from $1.9 million in the first quarter of 2000 to $2.2 million in the same period in 2001. This increase is mainly due to additional utility and repairs and maintenance costs at the Company's MOBs.

   Depreciation and amortization expense decreased $0.1 million, or 7%, from $1.5 million for the three months ended March 31, 2000, to $1.4 million for the same period in 2001. This decrease was related to the foreclosure of the Company's six MOBs located in New Jersey during 2000.

   Interest expense decreased $0.1 million, or 3%, from $3.4 million for the three months ended March 31, 2000, to $3.3 million for the same period in 2001. This decrease was due to the August 2000 repayment of the Company's line of credit as well as decreased interest payments on the Company's variable rate mortgages due to lower interest rates.

   General & administrative costs increased $0.2 million, or 29%, from $0.7 million for the three months ended March 31, 2000, to $0.9 million for the same period in 2001. This increase was attributed to the write- off of acquisition and construction costs associated with a discontinued development project.

   Equity in loss of unconsolidated affiliates increased $0.1 million for the three months ended March 31, 2001 compared to the same period in 2000. This increase was primarily the result of increased occupancy rates at the facilities associated with the Company's 50% investment in Penasquitos LLC and the Company's 50% investment in Eagle Run Inc. In March 1999, The Arbors at Rancho Penasquitos, an ALF owned by the Company through Penasquitos LLC, commenced operations. The facility has been in a lease-up phase since opening in March 1999 and therefore had been producing a net loss. Eagle Run commenced operations in November 1999 and produced a net loss for the first quarter of 2001. Occupancy rates at both facilities are increasing on a monthly basis and are expected to stabilize during 2001, at which time both facilities are expected to produce income for the Company.

   During 2000, the Company recorded an extraordinary loss on the early retirement of long-term debt in the amount of $0.2 million. This loss was a result of pre-payment fees and the write-off of deferred loan fees relating to the repayment of a $5.5 million loan secured by a 33,000 square foot MOB in Aliso Viejo, California. The building was sold to Hoag Memorial Hospital Presbyterian on January 25, 2000 for a price of $8.3 million. The Company used a portion of the proceeds to repay the $5.5 million loan.

   Net income increased $3.6 million, from a net loss of $0.2 million for the three months ended March 31, 2000 to a gain of $3.4 million for the same period in 2001. This increase was primarily due to the $4.1 million increase in patient revenues, the $2.9 million increase in other income and the $2.3 million decrease in provisions for doubtful accounts and notes receivable. These were offset by the $3.7 million increase in skilled nursing operation expenses, the $1.3 million decrease in net gains on sale of assets and the $0.3 million increase in property operations.

Liquidity and Capital Resources
-------------------------------

   As of March 31, 2001, the Company's direct investment in net real estate assets totaled approximately $167.6 million, $4.9 million in joint ventures and $11.4 million invested in notes receivable. Total debt outstanding as of March 31, 2001 totaled $158.2 million.

   The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities. These funds primarily consist of Funds from Operations ("FFO - see discussion below of FFO). The Company's external sources of capital consist of various secured loans. The Company's ability to expand its MOB, ALF and SNF Property operations requires continued access to capital to fund new investments. During the first three months of 2001, the Company received proceeds of $4.1 million related to the settlement of a lawsuit for delinquent rent, future rent and other amounts owed under a lease at the Company's MOB located in Irwindale, California. Total delinquent rent at the time of the settlement was approximately $1.5 million. The Company recorded lease termination income of $2.6 million in the first quarter of 2001 for the remainder of the proceeds. On February 21, 2001, the Company used the proceeds from a new $5.1 million loan secured by two of its properties located in Tustin, California to repay $5.0 million of outstanding loan balance of an existing $7.5 million short-term loan secured by three of its properties located in Tustin, California. Both Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company, have personally guaranteed this loan. The new loan bears interest at prime plus 1.00% and is due on February 21, 2002.

   The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first quarter of 2001 in the amount of $0.125 per common share. These distributions were paid on April 15, 2001 to stockholders of record on March 31, 2001. The Company also paid monthly dividends of $0.6 million to holders of the Company's Preferred Stock on the fifteenth day of each month during the first quarter to holders of record on the first day of each month. The Company distributed dividends of $0.4 million to holders of the Company's Common Stock during the first three months of 2001 while the Company's FFO was $0.4 million for the same period.

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

Historical Cash Flows
---------------------

   The Company's net cash provided by operating activities increased $3.8 million, or 181%, from $2.1 million for the three months ended March 31, 2000 to $5.9 million for the same period in 2001. The increase is due primarily to a $3.6 million increase in net income, a $3.4 million decrease in tenant rent and reimbursements receivable, a $1.3 million decrease in net gain on sale of assets and a $0.6 million increase in minority interests. These were offset by a $2.9 million decrease in accounts payable and other liabilities, and a $2.3 million decrease in provisions for doubtful accounts and notes receivables.

   Net cash used in investing activities decreased $0.2 million, or 20%, from $1.0 million for the three months ended March 31, 2000 to $0.8 million for the same period in 2001. The decrease was primarily due to an $8.8 million decrease in the sale of real estate and a $1.2 million decrease in distributions from unconsolidated affiliates. These were offset by a $10.4 million decrease in purchases of real estate assets and a $0.6 million decrease in additions to rental properties.

   Cash flows used in financing activities decreased by approximately $2.0 million from $5.9 million for the three months ended March 31, 2000, to $3.9 million for the same period in 2001. The decrease is mainly due to a $3.3 million decrease in the repayment of notes payable as well as a $2.4 million decrease in purchases of the Company's common stock. These were offset by a $2.4 million decrease in notes payable proceeds, a $1.0 million increase in restricted cash and a $0.5 million decrease in minority interest contributions.

New Accounting Pronouncements
-----------------------------

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

Recent Developments
-------------------

   California has recently experienced energy shortages which have resulted in "rolling black-outs" in certain instances in portions of the state. All of the Company's MOBs and certain of the Company's SNFs and ALFs have back-up generators in the event of electrical outages. The energy shortages have also resulted in higher electricity rates. Depending on the terms of the lease between the Company and its MOB tenant, in some cases, the Company is able to pass all of the higher energy costs onto its MOB tenants; in other cases, the Company is able to pass only a portion of the higher costs onto its MOB tenants, with the Company paying the remainder. Generally, the operators of the Company's SNFs and ALFs pay the electricity costs. The higher energy costs could affect the ability of the MOB tenants and SNF and ALF operators to pay the Company rent. However, the Company does not anticipate that the energy shortages and higher energy costs will have a material adverse effect on the Company's financial condition and results of operations.

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

   The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 2000 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three month periods ended March 31, 2001 and 2000.

                               G&L REALTY CORP.
                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)

                                                                   For the Three Month
                                                                 Periods Ended March 31,
                                                                    2001         2000
                                                                 -----------------------
                                                                     (in thousands)
Funds from Operations(1)
------------------------
Net income (loss).............................................   $ 3,433       $  (250)
Minority interest in Operating Partnership....................       ---          (533)
                                                                 ---------------------
Income (loss) for Operating Partnership.......................     3,433          (783)
Depreciation of real estate assets............................     1,272         1,342
Amortization of deferred lease costs..........................        67            79
Net gain on sale of assets....................................       ---        (1,263)
Lease termination income......................................    (2,613)          ---
Depreciation from unconsolidated affiliates...................        70           149
Extraordinary loss on early retirement of debt................       ---           158
Adjustment for minority interest in consolidated affiliates...       (40)          (53)
Dividends on preferred stock..................................    (1,790)       (1,793)
                                                                 ---------------------
Funds from Operations(1)......................................   $   399       $(2,164)
                                                                 =====================
Weighted average shares outstanding(2)
--------------------------------------
Basic                                                              2,959         3,137
                                                                 =====================
Fully diluted                                                      2,973         3,139
                                                                 =====================
Additional Data
---------------
Cash flows:
-----------
   Operating activities.......................................   $ 5,898       $ 2,086
   Investing activities.......................................      (831)       (1,063)
   Financing activities.......................................    (3,840)       (5,880)

Capital expenditures
--------------------
   Building improvements......................................   $   215       $   262
   Tenant improvements........................................       578           613
   Furniture, fixtures & equipment............................        67           166
   Leasing commissions........................................       178            39

Depreciation and amortization
-----------------------------
   Depreciation of real estate assets.........................   $ 1,272       $ 1,342
   Depreciation of non-real estate assets.....................       121           112
   Amortization of deferred lease costs.......................        67            79
   Amortization of deferred licensing costs...................        13           ---
   Amortization of capitalized financing costs................       170           136

   Accrued rent in excess of billed rent                         $    76       $    71

1) Funds from operations ("FFO") represents net income (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption date of January 1, 1996 and January 1, 2000, respectively.

2) Assumes that all outstanding Operating Partnership units have been converted to common stock.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The primary risk inherent in the Company's market sensitive instruments is the risk of loss resulting from interest rate fluctuations. Approximately 10% of the Company's notes payable bear interest at a rate indexed to the one-month LIBOR rate. The table below provides information as of March 31, 2001 about the Company's long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of March 31, 2001.

                                                                                                            Fair Market
                                      PRINCIPAL MATURING IN:                                                   Value
                             --------------------------------------------------------------------------       March 31,
                               2001       2002      2003      2004      2005     Thereafter     Total           2001
                               ----       ----      ----      ----      ----     ----------     -----          ----
                                                            (in thousands)
Liabilities:
Mortgage debt:
 Fixed rate                  $   890    $ 2,145    $2,307    $2,475    $9,253      $ 96,086    $113,156       $110,208
 Average interest rate          7.73%      7.73%     7.73%     7.73%     7.73%         7.73%       7.73%

 Variable rate                 9,310     22,947        88        95       103        10,852      43,395         43,395
 Average interest rate          7.83%      7.83%     7.83%     7.83%     7.83%         7.83%       7.83%

Line of credit:
 Variable rate                 1,678                                                              1,678          1,678
 Average interest rate         11.50%                                                             11.50%
                             -------    -------    ------    ------    ------      --------    --------       --------
                             $11,878    $25,092    $2,395    $2,570    $9,356      $106,938    $158,229       $158,281
                             =======    =======    ======    ======    ======      ========    ========       ========

   The Company's future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of March 31, 2001, a 1% increase in the LIBOR rate would decrease future earnings by $429,000, future cash flow would not be affected. A 1% decrease in the LIBOR rate would increase future earnings by $429,000, future cash flow would not be affected. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company's debt.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

          Neither the Company or any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of MOBs, SNFs, ALFs, parking facilities, and retail space is currently a party to any material litigation, except as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Item 2  Changes in Securities.

          On May 10, 2001, the Board of Directors of the Company waived the ownership limitation found in the Company's Charter for Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company. The waiver is effective so long as Messrs. Gottlieb and Lebowitz do not own more than 25% in the aggregate in value of the outstanding equity stock of the Company. In addition, the Board decreased the ownership limitation for all other persons, other than Messrs. Gottlieb and Lebowitz, from 9.8% (in value or in number of shares, whichever is more restrictive) to 8.0% (in value or in number of shares, whichever is more restrictive) of the outstanding shares of equity stock of the Company.

Item 3  Defaults Upon Senior Securities.

          None.

Item 4  Submission of Matters to a Vote of Security Holders.

          None.

Item 5  Other Information.

          None.

Item 6  Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit No.   Note                                         Description
-----------   ----    -------------------------------------------------------------------------------------------------
  2.1                 The Agreement of Plan and Merger between G&L Acquisition, LLC and G&L Realty Corp.

  3.1          (1)    Amended and Restated Articles of Incorporation of G&L Realty Corp.

  3.2          (3)    Amended and Restated Bylaws of G&L Realty Corp.

  10.1 (c)     (2)    Executive Employment Agreement between G&L Realty Corp. and Daniel M. Gottlieb.

  10.2 (c)     (2)    Executive Employment Agreement between G&L Realty Corp. and Steven D. Lebowitz.

  10.3         (2)    Agreement of Limited Partnership of G&L Realty Partnership, L.P.

  10.4 (c)     (1)    1993 Employee Stock Incentive Plan

  10.5         (1)    Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

  10.8.2       (2)    Option Notice with respect to Sherman Oaks Medical Plaza.

  10.9.2       (1)    Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.)
                      between the Selling Partner (as defined therein) and G&L Development, dated as of October 29,
                      1993.

  10.11        (1)    Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp.
                      and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

  10.12        (1)    Nomura Commitment Letter with respect to the Acquisition Facility.

  10.12.2      (3)    Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L Financing
                      Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of New York.

  10.16        (1)    Investment Banking and Financial Advisory Agreement between G&L Development and Gruntal & Co.,
                      Incorporated.

  10.17        (1)    Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                      Lebowitz and Milner Investment Corporation.

  10.18        (2)    Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                      Lebowitz and Reese L. Milner, II.

  10.19        (2)    Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                      Lebowitz and Reese L. Milner, II.

  10.20        (2)    Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                      Lebowitz and Reese L. Milner, II, Helen Milner and John Milner, as Trustees of the Milner Trust.

  10.21        (2)    Security Agreement dated as of December 16, 1993 by and between Daniel M. Gottlieb, Steven D.
                      Lebowitz and Reese L. Milner, II.

  10.22        (4)    Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing Partnership II,
                      L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October 31, 1995.

(c)   Exhibits - (continued from previous page)

Exhibit No.     Note                                                 Description
-----------     ----         --------------------------------------------------------------------------------------------------
   10.24          (4)        Property Management Agreement between G&L Realty Financing Partnership II, L.P., as owner, and
                             G&L Realty Partnership, L.P., as agent, made August 10, 1995

   10.25          (5)        Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital Corporation,
                             dated as of September 29, 1995.

   10.30          (6)        Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership, L.P. as
                             Borrower and Nomura Asset Capital Corporation as Lender.

   10.38          (7)        Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property Acquisition Trust I, a Delaware business trust, for the purpose of creating a Limited Liability Company to be named GLN Capital Co., LLC, dated as of November
                             25, 1996.

   10.39          (7)        Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and PHP Healthcare Corporation, a Delaware corporation, for the purpose of creating a Limited Liability Company to be named GL/PHP, LLC, dated as of February 26, 1997.

   10.40          (7)        First Amendment To Limited Liability Company Agreement entered into as of March 31, 1997 by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property Acquisition
                             Trust I, a Delaware business trust, for the purpose of amending that certain Limited Liability
                             Company Agreement of GLN Capital Co., LLC dated as of November 25, 1996.

   10.45         (10)        First Amendment to GL/PHP, LLC Limited Liability Company Agreement by and among G&L Realty
                             Partnership, L.P., a Delaware limited partnership (the "Retiring Manager"), G&L Realty
                             Partnership, L.P., a Delaware limited partnership ("G&L Member"), and G&L Management Delaware
                             Corp., a Delaware corporation ("Manager Member"), made as of August 15, 1997.

   10.46         (10)        Lease Agreement between GL/PHP, a Delaware limited liability company (the "Landlord") and
                             Pinnacle Health Enterprises, LLC, a Delaware limited liability company wholly owned by PHP
                             Healthcare Corporation, a Delaware corporation (the "Tenant"), dated August 15, 1997

   10.47         (10)        Guaranty of Lease by PHP Healthcare Corporation, a Delaware corporation (the "Guarantor"), dated
                             February 15, 1997.

   10.48         (10)        Non-Negotiable 8.5% Note Due July 31, 2007 in which G&L Realty Partnership, L.P., a Delaware limited partnership (the "Maker"), promises to pay to PHP Healthcare Corporation (the "Payee")
                             the principal sum of $2,000,000.00, dated August 15, 1997.

   10.49         (10)        Mortgage Note in which GL/PHP, LLC a Delaware limited liability company (the "Maker") promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, the principal sum of $16,000,000.00, dated August 15, 1997.

   10.50         (10)        Mortgage, Assignment of Leases and Rents and Security Agreement by GL/PHP, LLC a Delaware limited liability company (the "Mortgagor") to Nomura Asset Capital Corporation, a Delaware corporation
                             (the "Mortgagee"), dated August 15, 1997.

   10.51         (10)        Assignment of Leases and Rents by GL/PHP, LLC a Delaware limited liability company (the
                             "Assignor") to Nomura Asset Capital Corporation, a Delaware corporation (the "Assignee"), dated
                             August 15, 1997.

(c)   Exhibits - (continued from previous page)

Exhibit No.    Note                                               Description
-----------    ----      --------------------------------------------------------------------------------------------------
   10.52        (10)     Environmental and Hazardous Substance Indemnification Agreement by GL/PHP, LLC a Delaware limited liability company (the "Borrower") to Nomura Asset Capital Corporation, a Delaware corporation
                         (the "Lender"), dated August 15, 1997.

   10.58        (11)     Limited Liability Company Agreement of G&L Hampden, LLC.

   10.68        (12)     Promissory Note in the Amount of $2,799,490.00 given by Valley Convalescent, LLC in favor of G&L
                         Realty Partnership, L.P.

   10.69        (12)     Deed of Trust, Security Agreement, Fixture Filing with Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley Convalescent, LLC and G&L Realty Partnership, L.P.

   10.70        (12)     Assignment of Leases and Rents, dated as of August 29, 1997, by and between Valley Convalescent,
                         LLC and G&L Realty Partnership, L.P.

   10.77        (13)     Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty
                         Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

   10.78        (13)     Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers
                         Corp. as Tenant dated December 1, 1998.

   10.79        (13)     Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively "Guarantor") in favor of G&L Coronado, LLC ("Landlord").

   10.80        (14)     Promissory Note in the Amount of $2,000,000 given by G&L Realty Corporation in favor of Reese L.
                         Milner, as Trustee of The Milner Trust.

   10.81        (15)     Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC
                         Commercial Mortgage Corporation, as Lender.

   21                    Subsidiaries of the registrant.


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


(b)  Reports on Form 8-K

     A report on Form 8-K dated February 22, 2001 was filed with the Securities and Exchange Commission for the purpose of announcing the receipt of a revised proposal from Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company, to acquire its publicly-held Common Stock.

     A report on Form 8-K dated April 16, 2001 was filed with the Securities and Exchange Commission for the purpose of announcing the agreement in principle for the acquisition of the Company's publicly-held common stock by Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company.

     A report on Form 8-K dated May 11, 2001 was filed with the Securities and Exchange Commission for the purpose of announcing the agreement for the acquisition of the Company's publicly-held common stock by Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company.

                                   SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         G&L REALTY CORP.



Date:  May 15, 2001                      By:    /s/ David E. Hamer
                                             ---------------------------------
                                                    David E. Hamer
                                                    Chief Accounting Officer