Form 10-Q
period 2001-06-30
G&L REALTY CORP
filed 2001-08-14
CIK 912240

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ______________
                                   FORM 10-Q
(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

     The number of shares outstanding of the Registrant's Common Stock as of July 31, 2001 was 2,333,800 shares.

================================================================================

                               G&L REALTY CORP.

                                     INDEX

                                                                                                                  Page
Part I        Financial Information                                                                               Number

     Item 1   Financial Statements
                  Condensed Consolidated Balance Sheets as of June 30, 2001 (unaudited) and December
                       31, 2000.............................................................................         3

                  Condensed Consolidated Statements of Operations for the Three and Six Month Periods
                       Ended June 30, 2001 and 2000 (unaudited).............................................         4

                  Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June
                       30, 2001 and 2000 (unaudited)........................................................     5 - 6

                  Notes to Condensed Consolidated Financial Statements (unaudited)..........................    7 - 19
     Item 2       Management's Discussion and Analysis of Financial Condition and Results of Operations.....   20 - 26

     Item 3       Quantitative and Qualitative Disclosures About Market Risk................................        27
Part II           Other Information
     Item 1       Legal Proceedings.........................................................................        28
     Item 2       Changes in Securities.....................................................................        28
     Item 3       Defaults Upon Senior Securities...........................................................        28
     Item 4       Submission of Matters to a Vote of Security Holders.......................................        28
     Item 5       Other Information.........................................................................        28
     Item 6       Exhibits and Reports on Form 8-K..........................................................   29 - 33

Signature...................................................................................................        34

                                G&L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                   June 30,             December 31,
                                                                                     2001                   2000
                                                                           ---------------------------------------------
                                                                                 (Unaudited)
                                   ASSETS
                                   ------
Rental properties (Note 3):
   Land                                                                                  $ 28,599               $ 28,599
   Buildings and improvements, net                                                        138,121                139,510
   Projects under development                                                                 ---                    171
                                                                                         --------               --------
      Total rental properties                                                             166,720                168,280
Cash and cash equivalents                                                                   1,341                  2,791
Restricted cash                                                                             4,966                  4,624
Tenant rent and reimbursements receivable, net                                              5,860                  6,669
Unbilled rent receivable, net                                                               2,493                  2,412
Other receivables, net                                                                         60                     46
Mortgage loans and notes receivable, net                                                   11,644                 11,244
Investments in unconsolidated affiliates (Note 6)                                           4,438                  4,851
Deferred charges and other assets, net (Note 4)                                             5,857                  4,549
                                                                                         --------               --------
 TOTAL ASSETS                                                                            $203,379               $205,466
                                                                                         ========               ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
LIABILITIES:
   Notes payable                                                                         $157,634               $158,942
   Accounts payable and other liabilities                                                   5,408                  6,099
   Distributions payable                                                                      462                    433
   Tenant security deposits                                                                 1,543                  1,367
                                                                                         --------               --------
      Total liabilities                                                                   165,047                166,841

Commitments and Contingencies (Note 8)                                                        ---                    ---

Minority interest in consolidated affiliates                                               (1,364)                (1,266)
Minority interest in Operating Partnership                                                    ---                    ---

STOCKHOLDERS' EQUITY (Note 5):
   Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
    .  Series A Preferred - 1,495,000 shares issued and 1,487,000 shares
       outstanding as of June 30, 2001 and December 31, 2000                                   15                     15
    .  Series B Preferred - 1,380,000 shares issued and 1,376,000 shares
       outstanding as of June 30, 2001 and December 31, 2000                                   14                     14
   Common shares - $.01 par value, 50,000,000 shares authorized,
       2,333,800 shares issued and outstanding as of June 30, 2001 and
       December 31, 2000                                                                       23                     23
   Additional paid-in capital                                                              72,285                 72,441
   Distributions in excess of net income                                                  (32,641)               (32,602)
                                                                                         --------               --------
      Total stockholders' equity                                                           39,696                 39,891
                                                                                         --------               --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $203,379               $205,466
                                                                                         ========               ========

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         For the Three Month        For the Six Month
                                                        Periods Ended June 30,    Periods Ended June 30,
                                                           2001         2000         2001         2000
                                                     ---------------------------------------------------
REVENUES:
    Rent                                             $      6,509     $  6,295      $13,090      $13,085
    Patient revenues                                        5,353        5,418       10,361        6,316
    Tenant reimbursements                                     614          371        1,023          726
    Parking                                                   435          307          781          610
    Interest and loan fees                                    489          898          999        1,382
    Net gain on sale of assets                                ---          ---          ---        1,263
    Lease termination income                                  ---          ---        2,613          ---
    Other income                                              149          123          586          232
                                                     ------------     --------      -------      -------
       Total revenues                                      13,549       13,412       29,453       23,614
                                                     ------------     --------      -------      -------
EXPENSES:
    Property operations                                     2,343        2,044        4,520        3,898
    Skilled nursing operations                              4,753        4,973        9,283        5,792
    Depreciation and amortization                           1,495        1,533        2,968        3,066
    Interest                                                3,242        3,421        6,540        6,844
    Provision for doubtful accounts and notes
       receivable                                             ---          ---          ---        2,288
    General and administrative                                860          768        1,708        1,468
                                                     ------------     --------      -------      -------
      Total expenses                                       12,693       12,739       25,019       23,356
                                                     ------------     --------      -------      -------
Income from operations before minority interests,
    equity in loss of unconsolidated affiliates and
    extraordinary loss                                        856          673        4,434          258
Equity in loss of unconsolidated affiliates                   (92)        (205)        (175)        (348)
Minority interest in consolidated affiliates                  (71)         (39)        (133)        (106)
Minority interest in Operating Partnership                    ---           83          ---          616
                                                     ------------     --------      -------      -------
Income before extraordinary loss                              693          512        4,126          420
Extraordinary loss on early retirement of
    long-term debt                                            ---          ---          ---         (158)
                                                     ------------     --------      -------      -------
Net income                                                    693          512        4,126          262
Dividends on preferred stock                               (1,791)      (1,790)      (3,581)      (3,583)
                                                     ------------     --------      -------      -------
Net (loss) income available to common stockholders   $     (1,098)    $ (1,278)     $   545      $(3,321)
                                                     ============     ========      =======      =======

Per common share data:
    Basic:
    ------
    (Loss) income before extraordinary loss          $      (0.47)    $  (0.55)     $  0.23      $ (1.30)
    Extraordinary loss                                        ---          ---          ---        (0.07)
                                                     ------------     --------      -------      -------
    Net (loss) income                                $      (0.47)    $  (0.55)     $  0.23      $ (1.37)
                                                     ============     ========      =======      =======
    Fully diluted:
    --------------
    (Loss) income before extraordinary loss          $      (0.47)    $  (0.55)     $  0.23      $ (1.30)
    Extraordinary loss                                        ---          ---          ---        (0.07)
                                                     ------------     --------      -------      -------
    Net (loss) income                                $      (0.47)    $  (0.55)     $  0.23      $ (1.37)
                                                     ============     ========      =======      =======
Weighted average shares outstanding:
    Basic                                                   2,334        2,337        2,334        2,424
                                                     ============     ========      =======      =======
    Fully diluted                                           2,381        2,337        2,365        2,425
                                                     ============     ========      =======      =======

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                        Six Months Ended June 30,
                                                                                     2001                   2000
                                                                                  ---------------------------------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 4,126                   $    262
  Adjustments to reconcile net income to net cash provided by
     Operating activities:

          Depreciation and amortization                                             2,968                      3,066
          Amortization of deferred loan costs                                         348                        289
          Extraordinary loss on early retirement of long-term debt                    ---                        158
          Net gain on sale of assets                                                  ---                     (1,263)
          Minority interests                                                          133                       (510)
          Equity in loss of unconsolidated affiliates                                 175                        348
          Provision for doubtful accounts and notes receivables                       ---                      2,288
          Unbilled rent receivable, net                                               (81)                       (92)
          (Increase) decrease in:
             Other receivables                                                        (14)                       110
             Tenant rent and reimbursements receivable                                809                     (3,109)
             Prepaid expense and other assets                                      (1,158)                      (678)
             Accrued interest receivable and loan fees                               (177)                       176
          Increase (decrease) in:
             Amounts payable and other liabilities                                   (692)                     2,956
             Tenant security deposits                                                 176                          6
                                                                                  -------                   --------
  Net cash provided by operating activities                                         6,613                      4,007
                                                                                  -------                   --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of real estate assets                                                     ---                    (10,385)
  Sale of real estate assets                                                          ---                      8,794
  Additions to rental properties                                                   (1,015)                    (1,915)
  Pre-acquisition costs, net                                                          (98)                       385
  Construction-in-progress                                                            171                        (99)
  Leasing commissions                                                                (343)                       (69)
  Investment in mortgage loans and notes receivable                                  (292)                       (24)
  Contributions to unconsolidated affiliates                                         (160)                      (167)
  Distributions from unconsolidated affiliates                                        398                      1,262
  Principal payments received from mortgage loans and notes receivable                 69                        308
                                                                                  -------                   --------
  Net cash used in investing activities                                            (1,270)                    (1,910)
                                                                                  -------                   --------

  CASH FLOWS FROM FINANCING ACTIVITIES:                                             5,100                      7,513
  Notes payable proceeds                                                           (6,408)                    (9,660)
  Repayment of notes payable                                                         (591)                      (251)
  Payment of deferred loan costs                                                     (342)                     1,468
  Decrease (increase) in restricted cash                                              ---                        486
  Minority interest equity contribution                                               ---                     (2,974)
  Purchase of common and preferred stock and partnership units                     (4,552)                    (5,094)
  Distributions                                                                   -------                   --------
  Net cash used in financing activities                                            (6,793)                    (8,512)
                                                                                  -------                   --------

         See accompanying notes to Consolidated Financial Statements

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                        Six Months Ended June 30,
                                                                                          2001             2000
                                                                                        -------------------------
                                                                                               (Unaudited)
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (1,450)        (6,415)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               2,791          7,545
                                                                                       -----------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $     1,341      $   1,130
                                                                                       ===========      =========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                                               $     6,175      $   6,894
                                                                                       ===========      =========
NONCASH INVESTING AND FINANCING ACTIVITIES

Distributions declared not yet paid                                                    $       370      $     370
                                                                                       ===========      =========
Preferred distributions due to minority partner                                        $        30      $      28
                                                                                       ===========      =========
Transfer from investments in unconsolidated affiliates to notes receivable                     ---      $   3,070
                                                                                       ===========      =========
Transfer from projects under development to building                                   $       376            ---
                                                                                       ===========      =========

Transfer note receivable to land and building:
      Land                                                                                              $     252
      Building                                                                                              1,009
                                                                                                        ---------
      Total                                                                                             $   1,261
                                                                                                        =========

      Notes receivable                                                                                  $   1,261
                                                                                                        =========
                                                                                                       Concluded.

          See accompanying notes in Consolidated Financial Statements

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

  References in these condensed consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is a co-managing

                               G&L REALTY CORP.

                                  (Unaudited)


member), Tarzana (in which the Operating Partnership owns a 85% membership interest and is a co-managing member) and Valencia, Hoquiam, Lyon, Coronado, Heritage, Massachusetts and Aspen (in which the Operating Partnership owns a 100% interest).

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

     The information presented as of and for the three-month and six-month periods ended June 30, 2001 and 2000 have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results that might be expected for the full fiscal year.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS No. 142 will be effective in January 2002. The Company's adoption of these new standards is not expected to have a material impact on the Company's financial position or results of operations.

                               G&L REALTY CORP.

                                  (Unaudited)

3.  BUILDINGS AND IMPROVEMENTS

     Buildings and improvements consist of the following:

                                                          June 30,     December 31,
                                                            2001           2000
                                                         ---------------------------
                                                               (in thousands)
       Buildings and improvements.......................  $155,547      $155,224
       Tenant improvements..............................    10,180         9,214
       Furniture, fixtures and equipment................     3,382         3,280
                                                          --------      --------
                                                           169,109       167,718
       Less accumulated depreciation and amortization...   (30,988)      (28,208)
                                                          --------      --------
            Total.......................................  $138,121      $139,510
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

4.  DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consist of the following:

                                                           June 30,     December 31,
                                                             2001           2000
                                                          ---------------------------
                                                                (in thousands)
       Deferred loan costs..............................   $ 4,602         $ 4,011
       Pre-acquisition costs............................       248             150
       Leasing commissions..............................     1,829           1,486
       Prepaid expense and other assets.................     1,632             914
                                                           -------         -------
                                                             8,311           6,561
       Less accumulated amortization....................    (2,454)         (2,012)
                                                           -------         -------
            Total.......................................   $ 5,857         $ 4,549
                                                           =======         =======

                               G&L REALTY CORP.

                                  (Unaudited)

5.  STOCKHOLDERS' EQUITY

  Distributions in excess of net income-- The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the six months ended June 30, 2001 and for the year ended December 31, 2000:

                                                                              June 30,       December 31,
                                                                                2001             2000
                                                                             ------------------------------
                                                                                     (in thousands)
       Distributions in excess of net income at beginning of period.........   $(32,602)        $(25,412)
       Net income during period.............................................      4,126            1,149
       Less: Distributions declared.........................................     (4,165)          (8,339)
                                                                               --------         --------
       Distributions in excess of net income................................   $(32,641)        $(32,602)
                                                                               ========         ========

  Earnings per common share--Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each period. Fully diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options to purchase shares of common stock granted under the Company's 1993 Stock Incentive Plan, as amended. As of June 30, 2001 and 2000 there were approximately 227,500 and 250,500 stock options outstanding with weighted average exercise prices of $10.55 and $11.31, respectively. For the three months ended June 30, 2001, the incremental shares that would have been outstanding upon the assumed exercise of stock options was 47,355 and have been included in the computation of fully diluted earnings per share. For the three months ended June 30, 2000, the incremental shares that would have been outstanding upon the assumed exercise of stock options would have been anti-dilutive and, therefore, were not considered in the computation of fully diluted earnings per share. For the six months ended June 30, 2001 and 2000, the incremental shares that would have been outstanding upon the assumed exercise of stock options was 31,104 and 935, respectively and have been included in the computation of fully diluted earnings per share. The following table reconciles the numerator and denominator of the basic and fully diluted per share computations for net income for the three and six months ended June 30, 2001 and 2000:

                               G&L REALTY CORP.

                                  (Unaudited)

                                           Three months ended June 30,        Six months ended June 30,
                                             2001             2000               2001            2000
                                          ---------------------------------------------------------------------
                                                (in thousands)                        (in thousands)
Numerator:
----------
 Net income                                 $   693           $   512            $ 4,126            $   262
 Preferred stock dividends                   (1,791)           (1,790)            (3,581)            (3,583)
                                            -------           -------            -------            -------
 Net (loss) income available to common
   stockholders                             $(1,098)          $(1,278)           $   545            $(3,321)
                                            =======           =======            =======            =======

Denominator:
------------
 Weighted average shares - basic              2,334             2,337              2,334              2,424
 Dilutive effect of stock options                47               ---                 31                  1
                                            -------           -------            -------            -------
 Weighted average shares - fully diluted      2,381             2,337              2,365              2,425
                                            =======           =======            =======           ========

Per share:
----------
 Basic                                      $ (0.47)          $ (0.55)           $  0.23            $ (1.37)
 Dilutive effect of stock options               ---               ---                ---                ---
 Fully diluted                              $ (0.47)          $ (0.55)           $  0.23            $ (1.37)
                                            =======           =======            =======           ========

     On May 10, 2001, the Board of Directors of the Company approved a definitive merger agreement with Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, repectively, of the Company, for the acquisition of the Company's publicly-held Common Stock for a cash price of $12.00 per share. The acquisition of the shares is to be effected through the merger of an entity newly formed by Mr. Gottlieb and Mr. Lebowitz. The Series A and Series B Preferred Stock would remain outstanding following the consummation of the merger.

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

     On June 5, 2001, Lyle Weisman and certain of his associates (the "Weisman Group") delivered to the special committee of the board of directors a proposal to acquire, at the election of the Company, either (a) all of the

                               G&L REALTY CORP.

                                  (Unaudited)

issued and outstanding common stock of the Company (including common stock issuable upon conversion of partnership units), but not less than a majority, at a cash price equal to $15.00 per share of common stock, or (b) all of the assets of the Company at an all cash purchase price equivalent to $15.00 per share of common stock (the "Weisman Proposal").

     On June 22, 2001, the Weisman Group delivered to the special committee a first amendment (the "First Amendment") to the original Weisman Proposal, increasing the price per share of common stock of the Company from $15.00 per share to $15.25 per share and deleting Section B of the Weisman Proposal referencing a purchase of the Company's assets. On July 6, 2001, the Weisman Group delivered to the special committee a second amendment (the "Second Amendment") to the Weisman proposal increasing the price per share of common stock of the Company, if the Weisman Group acquires 100% of such common stock, to $16.00 per share, subject to satisfactory due diligence, along with a statement that the price per share would not be adjusted to less than $15.25 per share. In addition, the second amendment offers to purchase less than all, but not less than 50.1% of the Company's common stock at a price of $15.25 per share, without a contingency for due diligence as well as to deliver a deposit of $750,000 to counsel for the special committee if the Company accepts the amended proposal.

     On July 19, 2001, the Company announced that the special committee had responded to the Weisman Group declaring that it would be prepared to support a proposal by the Weisman Group to acquire the Company in which all common stockholders receive a price of not less than $16.00 per share and that there would be no contingencies for due diligence or financing. In addition, the special committee declared that the Weisman Group must make a nonrefundable payment of $2.5 million to the Company.

     On July 31, 2001, the Company announced that the special committee had received a further amendment to the Weisman Proposal that: (a) reaffirmed the Weisman Group's desire to acquire all, but not less than 50.1%, of the Company's common stock; (b) increased the proposed cash purchase price per share to $16.35 per share, subject to satisfactory completion of customary corporate and legal due diligence, or $15.35 per share without a contingency for due diligence; (c) conditioned the amended proposal on the negotiation and execution of a definitive acquisition agreement and the termination of the agreement and plan of merger dated as of May 10, 2001 between the Company and a company owned by Daniel M. Gottlieb and Steven D. Lebowitz; (d) offered to deliver a deposit of $750,000 to counsel for the special committee if the Company accepted the amended proposal, and to increase the deposit by an additional $400,000 upon execution of a definitive acquisition agreement, provided that the deposit is to be refunded if the transaction is unable to close prior to October 30, 2001, for any reason other than a breach of the acquisition agreement by the Weisman Group; and (e) extended the expiration date of the proposal to 6:00 p.m., Pacific time, on Tuesday, August 7, 2001.

     See also the Company's Current Reports on Form 8-K filed on December 1, 2000, February 22, 2001, April 16, 2001, May 11, 2001, May 25, 2001, June 4,
2001, June 7, 2001, June 14, 2001, June 26, 2001, July 11, 2001, July 20, 2001,
August 1, 2001 and August 9, 2001 for more information regarding the proposal from Messrs. Gottlieb and Lebowitz and the agreement with them and the Weisman Proposal.

                               G&L REALTY CORP.

                                  (Unaudited)

6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in
Note 1. The following table provides a summary of the Company's investment in each of these entities as of June 30, 2001. (In thousands).


                                           San   Penasquitos  Penasquitos  Heritage    Pacific     Eagle Run,
                                    GLN   Pedro      LLC          Inc.       Park    Gardens Corp.   Inc.      Eagle Run
                                    ------------------------------------------------------------------------------------
Opening balance at beginning
   of period......................  $765  $1,144    $ 161       $ 20       $ ---       $(312)       $(370)       $655
Equity in earnings (loss) of
   affiliates.....................   ---     123     (124)       ---         ---         ---         (126)        (48)
Cash contributions................     4     ---       70        ---         ---         ---          ---         ---
Cash distributions................   ---     ---     (398)       ---         ---         ---          ---         ---
                                    ----  ------    -----       ----       -----       -----        -----        ----
Equity, before inter-company
   adjustments....................   769   1,267     (291)        20         ---        (312)        (496)        607
                                    ----  ------    -----       ----       -----       -----        -----        ----
Intercompany transactions:
Receivable (payable), net.........    66      57      248        (20)         14         110            9          47
                                    ----  ------    -----       ----       -----       -----        -----        ----
Investment in unconsolidated
affiliates........................  $835  $1,324    $ (43)     $ ---         $14       $(202)       $(487)       $654
                                    ====  ======    =====      =====       =====       =====        =====        ====

                                   Lakeview    Total
                                   ------------------
Opening balance at beginning
   of period......................    250     $2,313
Equity in earnings (loss) of
   affiliates.....................    ---       (175)
Cash contributions................     72        146
Cash distributions................    ---       (398)
                                   ------     ------
Equity, before inter-company
   adjustments....................    322      1,886
                                   ------     ------
Intercompany transactions:
Receivable (payable), net.........  2,021      2,552
                                   ------     ------
Investment in unconsolidated
affiliates........................ $2,343     $4,438
                                   ======     ======

                               G&L REALTY CORP.

                                  (Unaudited)

  Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the six months ended June 30, 2001. (In thousands).

                                                                                                              Pacific
                                                           San     Penasquitos   Penasquitos   Heritage       Gardens      Eagle Run
                                                 GLN      Pedro        LLC           Inc.        Park           Corp.          Inc.
                                             ---------------------------------------------------------------------------------------
Financial Position:
------------------
    Land...................................    $   ---   $ 1,882       $   641     $     ---    $   750      $    ---     $   ---
    Buildings..............................        ---     4,225         6,306           ---        ---           ---         ---
     Notes receivable, net.................      1,585       ---           ---           ---        ---           ---         ---
    Other assets...........................        ---       339         1,175           ---        238           ---         552
    Notes payable..........................        ---    (4,684)       (8,444)          ---       (940)          ---         ---
    Other liabilities......................        (60)     (529)          (92)          (10)       (48)         (349)     (1,543)
                                                ------   -------       -------     ---------    -------      --------     -------
Net assets.................................     $1,525   $ 1,233       $  (414)    $    $(10)   $   ---      $   (349)    $  (991)
                                                =======  =======       =======     =========    =======      ========     =======
Partner's equity:
----------------
    G&L Realty Partnership, L.P............     $  769   $ 1,267       $  (291)    $    $ 20    $   ---      $   (312)    $  (496)
    Others.................................        756       (34)         (123)          (30)       ---           (37)       (495)
                                                ------   -------       -------     ---------    -------      --------     -------
Total equity...............................     $1,525   $ 1,233       $  (414)    $     (10)   $   ---      $   (349)    $  (991)
                                                =======  =======       =======     =========    =======      ========     =======
Operations:
----------
    Revenues...............................    $   ---   $   579       $   243     $     ---    $   ---      $    ---     $ 1,376
    Expenses...............................        ---      (456)         (490)          ---        ---           ---      (1,628)
                                                ------   -------       -------     ---------    -------      --------     -------
Net income (loss)..........................    $   ---   $   123       $  (247)    $     ---    $   ---      $    ---     $  (252)
                                                =======  =======       =======     =========    =======      ========     =======
Allocation of net income (loss):
-------------------------------
    G&L Realty Partnership, L.P............    $   ---   $   123       $  (124)    $     ---    $   ---      $    ---     $  (126)
    Others.................................        ---       ---          (123)          ---        ---           ---        (126)
                                                ------   -------       -------     ---------    -------      --------     -------
Net income (loss)..........................    $   ---   $   123       $  (247)    $     ---    $   ---      $    ---     $  (252)
                                                =======  =======       =======     =========    =======      ========     =======
                                                   Eagle Run         Lakeview          Total
                                                  -------------------------------------------
Financial Position:
------------------
    Land...................................          $ 1,191       $    947         $  5,411
    Buildings..............................            4,820            ---           15,351
     Notes receivable, net.................            1,585            ---            1,585
    Other assets...........................            1,033          4,279            7,616
    Notes payable..........................          $(5,808)        (3,859)        $(23,735)
    Other liabilities......................              (35)          (812)          (3,478)
                                                     -------       --------         --------
Net assets.................................          $ 1,201       $    555         $  2,750
                                                     =======       ========         ========
Partner's equity:
----------------
    G&L Realty Partnership, L.P............          $   607       $    322         $  1,886
    Others.................................              594            233              864
                                                     -------       --------         --------
Total equity...............................          $ 1,201       $    555         $  2,750
                                                     =======       ========         ========
Operations:
----------
    Revenues...............................              313            ---         $  2,511
    Expenses...............................             (409)           ---         $ (2,983)
                                                     -------       --------         --------
Net income (loss)..........................          $   (96)      $    ---         $   (472)
                                                     =======       ========         ========
Allocation of net (loss) income:
-------------------------------
    G&L Realty Partnership, L.P............          $   (48)      $    ---         $   (175)
    Others.................................              (48)           ---             (297)
                                                     -------       --------         --------
Net income (loss)..........................          $   (96)           ---         $   (472)
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

     . Skilled nursing facilities - These investments consist of seven SNFs, one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona and one hospital located in Tustin, California. The SNFs are located in Hampden, Massachusetts; Phoenix, Arizona; Hoquiam, Washington and Chico and Paso Robles, California. Two of the SNFs were acquired through foreclosure in the first quarter of 2000 and are currently not operating. The five operating SNFs contain over 600 beds that are typically occupied by residents who require a high level of daily nursing care. The hospital consists of 183 beds and is 100% leased to a third-party operator. All of the SNFs, the apartment complex and the hospital are owned 100% by the Company. In addition, the Company currently holds the operating license in four of the seven SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, all of the assets, liabilities, revenues and expenses of these SNFs are reflected in the condensed consolidated financial statements of the Company and the segment information provided below. The Company also holds the license to operate its SNF located in Phoenix, Arizona. On April 1, 2000, the Company terminated its lease with the operator of this SNF and entered into a management agreement with a new manager. For the nine months ended December 31, 2000, the assets, liabilities, revenues and expenses of this SNF were also included in the condensed consolidated financial statements of the Company. On January 1, 2001, the Company entered into a new lease with a new manager which entitles the Company to monthly lease payments. As a result of this new lease, the assets, liabilities, revenues and expenses of this SNF are no longer included in the condensed consolidated financial statements of the Company. The Company will be required to pay the applicable corporate income tax on any net income produced by these SNFs located in Hampden, Massachusetts, although the Company's REIT status will not be affected. While the Company does not intend to hold these operating licenses for the long term, the Company believes it is currently in the best interests to own the licenses to operate these facilities.

     . Assisted living facilities - These investments consist of four ALFs, all owned through joint ventures. The four ALFs contain over 350 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. The Company's joint venture partner in each of these ALFs operates the facility.

     . Debt obligations - These investments consist of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. As of June 30, 2001, the Company had eleven loans outstanding with a net book value of $11.6 million.


     The tables on the following pages reconcile the Company's income and expense activity for the six months ended June 30, 2001 and 2000 and balance sheet data as of June 30, 2001.

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


             2001 Reconciliation of Reportable Segment Information
                    For the six months ended June 30, 2001

                                                Medical   Skilled  Assisted      Debt
                                                 Office   Nursing   Living    Obligations    Other      Total
                                                -------   -------  --------   -----------    -----      -----
                                                                        (In thousands)
Revenue:
 Rents, tenant reimbursements and parking.....   $12,672  $   844    $1,378   $       ---  $    ---    $14,894
 Patient revenues.............................       ---   10,361       ---           ---       ---     10,361
 Interest and loan fees.......................        84        6         1           819        89        999
 Lease termination income.....................     2,613      ---       ---           ---       ---      2,613
 Other income.................................       134      423       ---           ---        29        586
                                                 -------  -------    ------   -----------  --------    -------
   Total revenues.............................    15,503   11,634     1,379           819       118     29,453
                                                 -------  -------    ------   -----------  --------    -------
Expenses:
 Property operations..........................     3,926      422        88            84       ---      4,520
 Skilled nursing operations...................       ---    9,283       ---           ---       ---      9,283
 Depreciation and amortization................     2,170      516       256           ---        26      2,968
 Interest.....................................     4,516      884       755           378         7      6,540
 General and administrative...................       ---      ---       ---           ---     1,708      1,708
                                                 -------  -------    ------   -----------  --------    -------
   Total expenses.............................    10,612   11,105     1,099           462     1,741     25,019
                                                 -------  -------    ------   -----------  --------    -------
Income (loss) from operations.................     4,891      529       280           357    (1,623)     4,434
Equity in earnings (loss) of unconsolidated
 affiliates...................................       123      ---      (298)          ---       ---       (175)
                                                 -------  -------    ------   -----------  --------    -------
Income (loss) from operations before
 minority interests...........................   $ 5,014  $   529    $  (18)  $       357  $ (1,623)   $ 4,259
                                                 ======== =======    ======   ===========  ========    =======


             2000 Reconciliation of Reportable Segment Information
                    For the six months ended June 30, 2000

                                                 Medical   Skilled   Assisted       Debt
                                                  Office   Nursing    Living    Obligations     Other      Total
                                                 -------   -------   --------   -----------     -----      -----
                                                                          (In thousands)
Revenue:
 Rents, tenant reimbursements and parking......   $12,148   $  991     $1,282     $     ---   $    ---    $14,421
 Patient revenues..............................       ---    6,316        ---           ---        ---      6,316
 Interest and loan fees........................       120        7        ---         1,167         88      1,382
 Net gain on sale of assets....................     1,405     (142)       ---           ---        ---      1,263
 Other income..................................       164       36        ---           ---         32        232
                                                  -------   ------     ------     ---------   --------    -------
   Total revenues..............................    13,837    7,208      1,282         1,167        120     23,614
                                                  -------   ------     ------     ---------   --------    -------
Expenses:
 Property operations...........................     3,484      269         79            66        ---      3,898
 Skilled nursing operations....................       ---    5,792        ---           ---        ---      5,792
 Depreciation and amortization.................     2,334      458        237           ---         37      3,066
 Provision for doubtful accounts and notes
     receivable................................       ---      563        ---         1,725        ---      2,288
 Interest......................................     4,554    1,016        752           426         96      6,844
 General and administrative....................       ---      ---        ---           ---      1,468      1,468
                                                  -------   ------     ------     ---------   --------    -------
   Total expenses..............................    10,372    8,098      1,068         2,217      1,601     23,356
                                                  -------   ------     ------     ---------   --------    -------
Income (loss) from operations..................     3,465     (890)       214        (1,050)    (1,481)       258
Equity in earnings (loss) of unconsolidated
 affiliates....................................        22       (8)      (359)           (3)       ---       (348)
                                                  -------   ------     ------     ---------   --------    -------
Income (loss) from operations before
minority interests.............................   $ 3,487   $ (898)    $ (145)    $  (1,053)  $ (1,481)   $   (90)
                                                  =======   ======     ======     =========   ========    =======

                               G&L REALTY CORP.

                                  (Unaudited)


             2001 Reconciliation of Reportable Segment Information
                              As of June 30, 2001

                                                 Medical   Skilled   Assisted     Debt
                                                 Office    Nursing    Living   Obligations   Other    Total
                                                 ------    -------   --------  -----------   -----    -----
                                                                       (In thousands)

Rental properties............................    $114,115   $30,808   $21,577    $     ---   $  220  $166,720
Mortgage loans and notes receivable, net.....         ---       290       ---       11,354      ---    11,644
Other assets.................................      11,140     6,227     3,940        2,161    1,547    25,015
                                                 --------   -------   -------    ---------   ------  --------
    Total assets.............................    $125,255   $37,325   $25,517    $  13,515   $1,767  $203,379
                                                 ========   =======   =======    =========   ======  ========
Other assets:
 Cash and cash equivalents...................    $    506   $    57   $   306    $     ---   $  472  $  1,341
 Restricted cash.............................       3,279       725        47          915      ---     4,966
 Tenant rent and reimbursement
   receivable, net...........................         574     4,382       882          ---       22     5,860
 Unbilled rent receivable, net...............       2,436        57       ---          ---      ---     2,493
 Other receivables, net......................          25       ---       ---           35      ---        60
 Investment in unconsolidated affiliates.....       1,324       ---     2,279          835      ---     4,438
 Deferred financing costs, net...............       1,944       513       383          252      ---     3,092
 Pre-acquisition costs.......................         ---        49       ---          124       75       248
 Deferred lease costs, net...................         877         8       ---          ---      ---       885
 Prepaid expense and other...................         175       436        43          ---      978     1,632
                                                 --------   -------   -------    ---------   ------  --------
   Total other assets........................    $ 11,140   $ 6,227   $ 3,940    $   2,161   $1,547  $ 25,015
                                                 ========   =======   =======    =========   ======  ========



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

     A number of stockholder class actions have been filed against the Company and its directors arising out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company's common stock not currently owned by them. The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000. A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. This suit was voluntarily dismissed without prejudice on June 7, 2001, although Abrons re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001. Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001. Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001. All these actions assert claims for breach of fiduciary duty and seek, among other things, compensatory damages and/or to enjoin the transaction. Defendants deny the claims, although it is premature to predict the outcome of these actions.

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

     The Company is under contract to purchase, with a local partner, an approximately $6.0 million SNF located in Western Massachusetts. The purchase is conditioned upon obtaining long-term financing.

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

Results of Operations
---------------------

     Comparison of the Six Month Period Ended June 30, 2001 versus the Six Month Period Ended June 30, 2000.

     Total revenues increased by $5.8 million, or 25%, from $23.6 million in the first half of 2000, to $29.4 million for the same period in 2001. Patient revenues relating to the skilled nursing facilities in which the Company currently owns the license to operate accounted for $4.0 million of this increase. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs comprising 383 beds owned by the Company and located in Hampden, Massachusetts. As a result of the license transfer, all of the assets, liabilities, revenues and expenses of these SNFs beginning March 15, 2000 are reflected in the condensed consolidated financial statements of the Company. On April 1, 2000, the Company obtained the license to operate its SNF located in Phoenix, Arizona. For the nine months ended December 31, 2000, the assets, liabilities, revenues and expenses of this SNF were also included in the condensed consolidated financial statements of the Company. On January 1, 2001, the Company entered into a new lease with a new manager which entitles the Company to monthly lease payments. As a result of this new lease, the assets, liabilities, revenues and expenses of this SNF are no longer included in the condensed consolidated financial statements of the Company.

     Rents, tenant reimbursements and parking revenues increased by $0.5 million, or 3%, from $14.4 million in the first two quarters of 2000, to $14.9 million for the same period in 2001. During the year 2000 and the first half of 2001, the Company increased the occupancy at its MOB properties by approximately 3.4% and increased its rental rates per the terms of its lease agreements resulting in an increase in rental revenues of approximately $1.1 million. In addition, new lease agreements at two of the Company's SNFs accounted for an increase of $0.4 million in rental revenue. These increases were offset by the loss of $0.5 million in rental revenue as a result of the termination of the lease at the Company's MOB located in Irwindale, California and an additional $0.5 million related to the loss of rental revenue from the SNFs discussed above in which the Company now owns the license to operate. Previously, the Company collected monthly rent for these facilities in the form of lease payments from the prior operator.

     Interest and loan fee income decreased approximately $0.4 million, or 29%, from $1.4 million in the first two quarters of 2000, to $1.0 million for the same period in 2001. $0.2 million of this decrease was due to a decrease in interest income related to the financing by the Company in 1999 of an apartment complex located in Tulsa, Oklahoma. The remaining $0.2 million decrease is the result of the November 2000 repayment of a $3.1 million mortgage held by the Company on a SNF in El Centro, California.

     The Company recognized a net gain on the sale of assets in the amount of $1.3 million in the first two quarters of 2000. The sale, in January 2000, of a 33,000 square foot MOB located in Aliso Viejo, California to Hoag Memorial Hospital accounted for $1.4 million of the gain. This gain was offset by the loss of $142,000 on the sale of the Company's 50% interest in Valley Convalescent, LLC, an unconsolidated affiliate.

     The Company recognized lease termination income in the amount of $2.6 million in the first half of 2001. This was related to the settlement of a lawsuit for delinquent rent, future rent and other amounts owed under a lease at the Company's MOB located in Irwindale, California. The Company sued the tenant, which had been in default on their rent since December 1999, to recover the delinquent rent payments as well as all future rent through the end of the lease which was to expire on November 30, 2004. In January 2001, the Company received a settlement in the amount of $4.1 million. At the time of the settlement the total delinquent rent was approximately $1.5 million. The Company recorded lease termination income of $2.6 million for the remainder of the proceeds.

     Total expenses increased by $1.6 million, or 7%, from $23.4 million for the six months ended June 30, 2000, to $25.0 million for the same period in 2001. The consolidation of the operating revenues and expenses of the three Hampden SNFs as of March 15, 2000 as discussed above accounted for $3.5 million of this increase in total expenses. This increase was offset by a $2.3 million decrease in provisions for doubtful accounts, notes and bonds receivable.

     Property operating expenses increased by $0.6 million, or 15%, from $3.9 million in the first half of 2000 to $4.5 million in the same period in 2001. This increase is mainly due to additional utility, property tax and repairs and maintenance costs at the Company's MOBs.

     Depreciation and amortization expense decreased $0.1 million, or 3%, from $3.1 million for the six months ended June 30, 2000, to $3.0 million for the same period in 2001. This decrease was related to the foreclosure of the Company's six MOBs located in New Jersey during 2000.

     Interest expense decreased $0.3 million, or 4%, from $6.8 million for the six months ended June 30, 2000, to $6.5 million for the same period in 2001. This decrease was due to the August 2000 repayment of the Company's outstanding line of credit balance of $1.6 million as well as decreased interest payments on the Company's approximately $33 million of variable rate mortgage debt due to lower interest rates.

     General and administrative costs increased $0.2 million, or 13%, from $1.5 million for the six months ended June 30, 2000, to $1.7 million for the same period in 2001. This increase was attributed to the write-off of acquisition and construction costs associated with a discontinued development project and legal fees related to the Company's defense in its lawsuit with Landmark.

     Equity in loss of unconsolidated affiliates increased $0.2 million for the six months ended June 30, 2001 compared to the same period in 2000. This increase was primarily the result of increased occupancy rates at the facilities associated with the Company's 50% investment in Penasquitos LLC and the Company's 50% investment in Eagle Run Inc. In March 1999, The Arbors at Rancho Penasquitos, an ALF owned by the Company through Penasquitos LLC, commenced operations. The facility has been in a lease-up phase since opening in March 1999 and therefore had been producing a net loss. Eagle Run commenced operations in November 1999 and also produced a net loss for the first two quarters of 2001. Occupancy rates at both facilities are increasing on a monthly basis and are expected to stabilize during 2001, at which time both facilities are expected to produce income for the Company.

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

     Net income increased $3.8 million, from $0.3 million for the six months ended June 30, 2000 to $4.1 million for the same period in 2001. This increase was primarily due to the $4.0 million increase in patient revenues, the $2.6 million increase in lease termination income and the $2.3 million decrease in provisions for doubtful accounts and notes receivable. These were offset by the $3.5 million increase in skilled nursing operation expenses, the $1.3 million decrease in net gains on sale of assets and the $0.6 million increase in property operation expenses.

     Comparison of the Three Month Period Ended June 30, 2001 versus the Three Month Period Ended June 30, 2000.

     Total revenues increased by $0.1 million, or 1%, from $13.4 million in the three months ended June 30, 2000, to $13.5 million for the same period in 2001.

     Rents, tenant reimbursements and parking revenues increased by $0.6 million, or 9%, from $7.0 million in the three months ended June 30, 2000, to $7.6 million for the same period in 2001. During the second half of 2000 and the first half of 2001, the Company increased the occupancy at its MOB properties by approximately 3.4% and increased its rental rates per the terms of its lease agreements resulting in an increase in rental revenues of $0.4 million. In addition, new lease agreements at two of the Company's SNFs accounted for an increase of $0.2 million in rental revenue.

     Pateint revenues decreased by $0.1 million, or 2%, from $5.4 million in the three months ended June 30, 2000, to $5.3 million for the same period in 2001. $0.7 million of this decrease was due to a new lease agreement at the Company's SNF located in Phoenix, Arizona which entitles the Company to monthly lease payments. As a result of this new lease, the assets, liabilities, revenues and expenses of this SNF are no longer included in the condensed consolidated financial statements of the Company. This decrease was offset by a $0.6 million increase in patient revenues at the three SNFs owned by the Company in Hampden, Massachusetts.

     Interest and loan fee income decreased approximately $0.4 million, or 44%, from $0.9 million in the three months ended June 30, 2000 to $0.5 million for the same period in 2001. $0.2 million of this decrease was due to a decrease in interest income related to the financing by the Company in 1999 of an apartment complex located in Tulsa, Oklahoma. The remaining $0.2 million decrease is the result of the November 2000 repayment of a $3.1 million mortgage held by the Company on a SNF in El Centro, California.

     Total expenses decreased by $0.1 million, or 1%, from $12.8 million for the three months ended June 30, 2000, to $12.7 million for the same period in 2001.

     Property operating expenses increased by $0.3 million, or 15%, from $2.0 million for the three months ended June 30, 2000, to $ $2.3 million for the same period in 2001. This increase is mainly due to additional utility, property tax and repairs and maintenance costs at the Company's MOBs.

     Skilled nursing operating expenses decreased by $0.2 million, or 4%, from $4.9 million in the three months ended June 30, 2000, to $4.7 million for the same period in 2001. $0.7 million of this decrease was due to a new lease agreement at the Company's SNF located in Phoenix, Arizona which entitles the Company to monthly lease payments. As a result of this new lease, the assets, liabilities, revenues and expenses of this SNF are no longer included in the condensed consolidated financial statements of the Company. This decrease was offset by a $0.5 million increase in skilled nursing operating expenses at the three SNFs owned by the Company in Hampden, Massachusetts.

     Depreciation and amortization expense decreased by $0.1 million, or 7%, from $1.5 million for the three months ended June 30, 2000, to $1.4 million for the same period in 2001. This decrease was related to the foreclosure of the Company's six MOBs located in New Jersey during 2000.

     Interest expense decreased $0.2 million, or 6%, from $3.4 million for the three months ended June 30, 2000, to $3.2 million for the same period in 2001. This decrease was due to the August 2000 repayment of the Company's outstanding line of credit balance of $1.6 million as well as decreased interest payments on the Company's approximately $33 million of variable rate mortgage debt due to lower interest rates.

     General & administrative costs increased $0.1 million, or 13%, from $0.8 million for the three months ended June 30, 2000, to $0.9 million for the same period in 2001. This increase was attributed to legal fees related to the Company's defense in its lawsuit with Landmark.

     Equity in loss of unconsolidated affiliates increased $0.1 million for the three months ended June 30, 2001 compared to the same period in 2000. This increase was primarily the result of increased occupancy rates at the facilities associated with the Company's 50% investment in Penasquitos LLC and the Company's 50% investment in Eagle Run Inc. In March 1999, The Arbors at Rancho Penasquitos, an ALF owned by the Company through Penasquitos LLC, commenced operations. The facility has been in a lease-up phase since opening in March 1999 and therefore had been producing a net loss. Eagle Run commenced operations in November 1999 and also produced a net loss for the first two quarters of 2001. Occupancy rates at both facilities are increasing on a monthly basis and are expected to stabilize during 2001, at which time both facilities are expected to produce income for the Company.

     Net income increased $0.2 million, or 40% from $0.5 million for the three months ended June 30, 2000 to $0.7 million for the same period in 2001. This increase was primarily due to the $0.6 million increase in rental revenues, the $0.2 million decrease in skilled nursing operation expenses and the $0.1 million increase in equity in the loss of unconsolidated affiliates. These were offset by the $0.4 million decrease in interest and loan fee income, the $0.3 million increase in property operations and the $0.1 million increase in general & administrative costs.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 2001, the Company's direct investment in net real estate assets totaled approximately $166.7 million, $4.4 million in joint ventures and $11.6 million invested in mortgage loans and notes receivable. Debt outstanding as of June 30, 2001 totaled $157.6 million.

     The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities. These funds primarily consist of Funds from Operations ("FFO" - see discussion below of FFO). The Company's principal external sources of capital consist of various secured loans. The Company's ability to expand its MOB, ALF and SNF property operations requires continued access to capital to fund new investments. During the first six months of 2001, the Company received proceeds of $4.1 million related to the settlement of a lawsuit for delinquent rent, future and other amounts owed under a lease at the Company's MOB located in Irwindale, California. Total delinquent rent at the time of the settlement was approximately $1.5 million. The Company recorded lease termination income of $2.6 million in the first quarter of 2001 for the remainder of the proceeds. On February 21, 2001, the Company used the proceeds from a new $5.1 million loan secured by two of its properties located in Tustin, California to repay $5.0 million of outstanding loan balance of an existing $7.5 million short-term loan secured by three of its properties located in Tustin, California. Both Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company, have personally guaranteed this loan. The new loan bears interest at prime plus 1.00% and is due on February 21, 2002. On June 29, 2001, Pacific Health Corporation, the tenant at the Company's 101,000 square foot hospital located in Tustin, California, exercised its option to purchase the building for $4.9 million. The Company received a deposit in the amount of $0.2 million with the remaining proceeds to be received in January 2002.

     The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first and second quarters of 2001 in the amount of $0.125 per common share. These distributions were paid on April 15 and July 15 to stockholders of record on March 31, June 30, respectively. The Company also paid monthly dividends of $0.6 million to holders of the Company's Preferred Stock on the fifteenth day of each month during the first and second quarters to holders of record on the first day of each month. The Company distributed dividends of $0.7 million to holders of the Company's Common Stock during the first six months of 2001 while the Company's FFO was $0.7 million for the same period.

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

Historical Cash Flows
---------------------

     The Company's net cash provided by operating activities increased 2.6 million, or 65%, from 4.0 million for the six months ended June 30, 2001 to $6.6 million for the same period in 2001. The increase is due primarily to a $3.8 million increase in net income, a $3.9 million decrease in tenant rent and reimbursements receivable, a $1.3 million decrease in net gain on sale of assets and a $0.6 million increase in minority interests. These were offset by a $3.6 million decrease in accounts payable and other liabilities, a $2.3 million decrease in provisions for doubtful accounts and notes receivables, a $0.5 million increase in prepaid expenses and other assets and a $0.4 million increase in accrued interest receivable.

     Net cash used in investing activities decreased $0.6 million, or 32%, from $1.9 million for the six months ended June 30, 2000 to $1.3 million for the same period in 2001. The decrease was primarily due to a $10.4 million decrease in purchases of real estate assets and a $0.9 million decrease in additions to rental properties. These were offset by an $8.8 million decrease in the sale of real estate assets, a $0.9 million decrease in distributions from unconsolidated affiliates, a $0.5 million increase in pre-acquisition costs and a $0.3 million increase in leasing commissions.

     Cash flows used in financing activities decreased by approximately $1.7 million from $8.5 million for the six months ended June 30, 2000, to $6.8 million for the same period in 2001. The decrease is mainly due to a $3.3 million decrease in the repayment of notes payable as well as a $3.0 million decrease in repurchases of the Company's common stock. These were offset by a $2.4 million decrease in notes payable proceeds, a $1.8 million increase in restricted cash and a $0.5 million decrease in minority interest contributions.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS No. 142 will be effective in January 2002. The Company's adoption of these new standards is not expected to have a material impact on the Company's financial position or results of operations.

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

     The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 2000 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and six-month periods ended June 30, 2001 and 2000.

                               G&L REALTY CORP.
                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)


                                                          For the Three Month        For the Six Month
                                                         Periods Ended June 30,    Periods Ended June 30,
                                                            2001         2000      2001            2000
                                                       ---------------------------------------------------
                                                              (in thousands)         (in thousands)
Funds from Operations/(1)/
---------------------------
Net income............................................     $   693      $   512   $ 4,126      $    262
Minority interest in Operating Partnership............         ---          (83)      ---          (616)
                                                           -------      -------   -------      --------
Income (loss) for Operating Partnership...............         693          429     4,126          (354)
Depreciation of real estate assets....................       1,292        1,352     2,564         2,694
Amortization of deferred lease costs..................          65           73       132           152
Lease termination income..............................         ---          ---    (2,613)          ---
Net gain on sale of assets............................         ---          ---       ---        (1,263)
Depreciation from unconsolidated affiliates...........          73          107       143           256
Extraordinary loss on early retirement of debt........         ---          ---       ---           158
Adjustment for minority interest in consolidated
   affiliates.........................................         (40)         (14)      (80)          (67)
Dividends on preferred stock..........................      (1,791)      (1,790)   (3,581)       (3,583)
                                                           --------------------------------------------
Funds from Operations/(1)/............................     $   292      $   157   $   691      $ (2,007)
                                                           ============================================
Weighted average shares outstanding/(2)/
----------------------------------------
Basic                                                        2,959        2,962     2,959         3,049
                                                           ============================================
Fully diluted                                                3,006        2,962     2,990         3,050
                                                           ============================================
Additional Data
---------------
Cash flows:
-----------
   Operating activities...............................     $   715      $ 1,921   $ 6,613      $  4,007
   Investing activities...............................        (439)        (847)   (1,270)       (1,910)
   Financing activities...............................      (2,953)      (2,632)   (6,793)       (8,512)

Capital expenditures
--------------------
   Building improvements..............................     $   109      $   458   $   324      $    720
   Tenant improvements................................         388          489       966         1,102
   Furniture, fixtures & equipment....................          35           67       102            93
   Leasing commissions................................         165           30       343            69

Depreciation and amortization
-----------------------------
   Depreciation of real estate assets.................     $ 1,292      $ 1,352   $ 2,564      $  2,694
   Depreciation of non-real estate assets.............         125          108       246           220
   Amortization of deferred lease costs...............          65           73       132           152
   Amortization of deferred licensing costs...........          13          ---        26           ---
   Amortization of capitalized financing costs........         178          153       348           289

   Accrued rent in excess of billed rent                   $     5      $    21   $    81      $     92

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


   The primary risk inherent in the Company's market sensitive instruments is the risk of loss resulting from interest rate fluctuations. Approximately 10% of the Company's notes payable bear interest at a rate indexed to the one-month LIBOR rate. The table below provides information as of June 30, 2001 about the Company's long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of June 30, 2001.


                                                                                                            Fair Market
                                                      PRINCIPAL MATURING IN:                                   Value
                                   -----------------------------------------------------------
                                                                                                              June 30,
                                        2001      2002     2003     2004     2005   Thereafter   Total          2001
                                        ----      ----     ----     ----     ----   ----------   -----          ----
                                                           (in thousands)
Liabilities:
Mortgage debt:
  Fixed rate                         $   880   $ 2,145   $2,307   $2,475   $9,253     $ 96,086   $113,146     $114,403
  Average interest rate                 7.73%     7.73%    7.73%    7.73%    7.73%        7.73%      7.73%

  Variable rate                        8,666    22,947       88       95      103       10,852     42,751       42,751
  Average interest rate                 6.63%     6.63%    6.63%    6.63%    6.63%        6.63%      6.63%

Line of credit:
  Variable rate                        1,737                                                        1,737        1,737
  Average interest rate                 8.75%                                                        8.75%
                                     -------   -------   ------   ------   ------     --------   --------     --------
                                     $11,283   $25,092   $2,395   $2,570   $9,356     $106,938   $157,634     $158,891
                                     =======   =======   ======   ======   ======     ========   ========     ========

   The Company's future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of June 30, 2001, a 1% increase in the LIBOR rate would decrease future earnings by $428,000, future cash flow would not be affected. A 1% decrease in the LIBOR rate would increase future earnings by $428,000, future cash flow would not be affected. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company's debt.

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

Item 3   Defaults Upon Senior Securities.

          None.

Item 4   Submission of Matters to a Vote of Security Holders.

          None.

Item 5   Other Information.

          None.

Item 6    Exhibits and Reports on Form 8-K

(a)  Exhibits


       Exhibit No.   Note                       Description
       -----------  ------  ----------------------------------------------------
          2.1        (16)   The Agreement of Plan and Merger between G&L
                            Acquisition, LLC and G&L Realty Corp.

          3.1        (1)    Amended and Restated Articles of Incorporation of
                            G&L Realty Corp.

          3.2        (3)    Amended and Restated Bylaws of G&L Realty Corp.

          10.1 (c)   (2)    Executive Employment Agreement between G&L Realty
                            Corp. and Daniel M. Gottlieb.

          10.2 (c)   (2)    Executive Employment Agreement between G&L Realty
                            Corp. and Steven D. Lebowitz.

          10.3       (2)    Agreement of Limited Partnership of G&L Realty
                            Partnership, L.P.

          10.4 (c)   (1)    1993 Employee Stock Incentive Plan

          10.5       (1)    Form of Indemnity Agreement between G&L Realty Corp.
                            and directors and certain officers.

          10.8.2     (2)    Option Notice with respect to Sherman Oaks Medical
                            Plaza.

          10.9.2     (1)    Agreement for Purchase and Sale of Limited
                            Partnership Interests (435 North Roxbury Drive,
                            Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October
                            29, 1993.

          10.11      (1)    Agreement for Transfer of Partnership Interests and
                            Other Assets by and between G&L Realty Corp. and
                            Reese Milner, Helen Milner and Milner Development
                            Corp., dated as of October 29, 1993.

          10.12      (1)    Nomura Commitment Letter with respect to the
                            Acquisition Facility.

          10.12.2    (3)    Amended and Restated Mortgage Loan Agreement dated
                            as of January 11, 1995 among G&L Financing
                            Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of New York.

          10.16      (1)    Investment Banking and Financial Advisory Agreement
                            between G&L Development and Gruntal & Co.,
                            Incorporated.

          10.17      (1)    Security Agreement dated as of December 16, 1993 by
                            and between Daniel M. Gottlieb, Steven D. Lebowitz and Milner Investment Corporation.

          10.18      (2)    Security Agreement dated as of December 16, 1993 by
                            and between Daniel M. Gottlieb, Steven D. Lebowitz and Reese L. Milner, II.

          10.19      (2)    Security Agreement dated as of December 16, 1993 by
                            and between Daniel M. Gottlieb, Steven D. Lebowitz and Reese L. Milner, II.

          10.20      (2)    Security Agreement dated as of December 16, 1993 by
                            and between Daniel M. Gottlieb, Steven D. Lebowitz and Reese L. Milner, II, Helen Milner and John
                            Milner, as Trustees of the Milner Trust.

          10.21      (2)    Security Agreement dated as of December 16, 1993 by
                            and between Daniel M. Gottlieb, Steven D. Lebowitz and Reese L. Milner, II.

          10.22      (4)    Amended and Restated Mortgage Loan Agreement by and
                            between G&L Realty Financing Partnership II, L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October 31, 1995.

(c)  Exhibits - (continued from previous page)


       Exhibit No.   Note                       Description
       -----------  ------  ----------------------------------------------------
          10.24      (4)  Property Management Agreement between G&L Realty
                          Financing Partnership II, L.P., as owner, and G&L Realty Partnership, L.P., as agent, made August 10, 1995

          10.25      (5)  Commitment Letter between G&L Realty Partnership, L.
                          P. and Nomura Asset Capital Corporation, dated as of September 29, 1995.

          10.30      (6)  Mortgage Loan Agreement dated as of May 24, 1996 by
                          and between G&L Medical Partnership, L.P. as Borrower and Nomura Asset Capital Corporation as Lender.

          10.38      (7)  Limited Liability Company Agreement by and between G&L
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

(c)   Exhibits - (continued from previous page)


       Exhibit No.   Note                       Description
       -----------  ------  ---------------------------------------------------
          10.52      (10)   Environmental and Hazardous Substance
                            Indemnification Agreement by GL/PHP, LLC a Delaware limited liability company (the "Borrower") to Nomura
                            Asset Capital Corporation, a Delaware corporation
                            (the "Lender"), dated August 15, 1997.

          10.58      (11)   Limited Liability Company Agreement of G&L Hampden,
                            LLC.

          10.68      (12)   Promissory Note in the Amount of $2,799,490.00 given
                            by Valley Convalescent, LLC in favor of G&L Realty
                            Partnership, L.P.

          10.69      (12)   Deed of Trust, Security Agreement, Fixture Filing
                            with Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley Convalescent,
                            LLC and G&L Realty Partnership, L.P.

          10.70      (12)   Assignment of Leases and Rents, dated as of August
                            29, 1997, by and between Valley Convalescent, LLC and G&L Realty Partnership, L.P.

          10.77      (13)   Agreement for Transfer of Property by and among G&L
                            Coronado, LLC as Transferor and G&L Realty
                            Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

          10.78      (13)   Tenant Estoppel and Real Estate Lease between G&L
                            Coronado, LLC as Landlord and Coronado Managers
                            Corp. as Tenant dated December 1, 1998.

          10.79      (13)   Guaranty of Lease between Steven D. Lebowitz and
                            Daniel M. Gottlieb (collectively "Guarantor") in favor of G&L Coronado, LLC ("Landlord").

          10.80      (14)   Promissory Note in the Amount of $2,000,000 given by
                            G&L Realty Corporation in favor of Reese L. Milner, as Trustee of The Milner Trust.

          10.81      (15)   Loan Agreement in the amount of $13.92 million
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

16) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.


 c)  Management contract or compensatory plan or arrangement.


(b)  Reports on Form 8-K

     A report on Form 8-K dated April 13, 2001 was filed with the Securities and Exchange Commission on April 16, 2001 for the purpose of announcing the agreement in principle for the acquisition of the Company's publicly-held common stock by Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company.

     A report on Form 8-K dated May 10, 2001 was filed with the Securities and Exchange Commission on May 11, 2001 for the purpose of announcing the agreement for the acquisition of the Company's publicly-held common stock by Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company.

     A report on Form 8-K dated May 25, 2001 was filed with the Securities and Exchange Commission on May 25, 2001 for the purpose of announcing that Lyle Weisman indicated to the Company that he and his associates intend to submit a proposal to the Company within two weeks at a price and upon terms that they believe will be substantially better than the price and terms of Messrs. Gottlieb and Lebowitz in the Agreement.

     A report on Form 8-K dated June 4, 2001 was filed with the Securities and Exchange Commission on June 4, 2001 for the purpose of announcing that Lyle Weisman and his associates filed an amended Schedule 13D stating that they intend to make a proposal within seven days to the special committee of the board of directors at a price expected to be between $14.50 and $15.50 per share to be financed through personal funds and funds from committed financing sources.

     A report on Form 8-K dated June 5, 2001 was filed with the Securities and Exchange Commission on June 7, 2001 for the purpose of announcing that Lyle Weisman and certain of his associates (the "Weisman Group") delivered to the special committee of the board of directors a proposal to acquire, at the election of the Company, either (a) all of the issued and outstanding common stock of the Company, but not less than a majority, at a cash price equal to $15.00 per share of common stock, or (b) all of the assets of the Company at an all cash purchase price equivalent the $15.00 per share of common stock (the"Weisman Proposal").

     A report on Form 8-K dated June 12, 2001 was filed with the Securities and Exchange Commission on June 14, 2001 for the purpose of announcing that Weisman Proposal which was originally to expire on June 12, 2001 has been extended by the Weisman Group to June 22, 2001.

     A report on Form 8-K dated June 22, 2001 was filed with the Securities and Exchange Commission on June 26, 2001 for the purpose of announcing that the Weisman Group delivered to the special committee a first amendment ( the "First Amendment") to the original Weisman Proposal. The First Amendment amends the Weisman Proposal as follows: (a) the price per share of common stock of the Company is increased from $15.00 per share to $15.25 per share; (b) Section B of the Weisman Proposal referencing a purchase of the Company's assets is deleted; and (c) the expiration date of the proposal is extended to 5:00 p.m., Pacific Time on Friday, July 6, 2001.

     A report on Form 8-K dated July 6, 2001 was filed with the Securities and Exchange Commission on July 11, 2001 for the purpose of announcing that the Weisman Group delivered to the special committee a second amendment to the Weisman Proposal that: (a) increased the price per share of common stock of the Company, if the Weisman Group acquires 100% of such common stock, to $16.00 per share, subject to satisfactory completion of corporate and legal due diligence, and with a statement that the price per share would not be adjusted to less than $15.25 per share if the Weisman Group elects to continue with the transaction; (b) offers to purchase, at the Company's election, less than all, but not less than 50.1% of the Company's common stock on a fully diluted basis, at a price of $15.25 per share, without a contingency for due diligence; (c) conditions the amended proposal on the negotiation and execution of a definitive and customary acquisition agreement and the termination of the agreement and plan of merger dated as of May 10, 2001 between the Company and a company owned by Daniel M. Gottlieb and Steven D. Lebowitz; (d) offers to deliver a deposit of $750,000 to counsel for the special committee if the Company accepts the amended proposal; and (e) extends the expiration date of the proposal to 6:00 p.m., Pacific time, on Friday, July 13, 2001.

     A report on Form 8-K dated July 19, 2001 was filed with the Securities and Exchange Commission on July 20, 2001 for the purpose of announcing that the special committee had responded in a letter addressed to the Weisman Group that it would be prepared to support a proposal by the Weisman Group to acquire the Company in which: (a) all common stockholders receive a price of not less than $16.00 per share; (b) there would be no contingencies for due diligence or financing; (c) the Weisman Group would make a nonrefundable payment of $2.5 million to the Company; and (d) other requirements set forth in the response are met.

     A report on Form 8-K dated July 31, 2001 was filed with the Securities and Exchange Commission on August 1, 2001 for the purpose of announcing that the special committee had received a further amendment to the Weisman Proposal that (a) reaffirmed the Weisman Group's desire to acquire all, but not less than 50.1%, of the Company's common stock; (b) increased the proposed cash purchase price per share to $16.35 per share, subject to satisfactory completion of customary corporate and legal due diligence, or $15.35 per share without a contingency for due diligence; (c) conditioned the amended proposal on the negotiation and execution of a definitive acquisition agreement and the termination of the agreement and plan of merger dated as of May 10, 2001 between the Company and a company owned by Daniel M. Gottlieb and Steven D. Lebowitz; (d) offered to deliver a deposit of $750,000 to counsel for the special committee if the Company accepted the amended proposal, and to increase the deposit by an additional $400,000 upon execution of a definitive acquisition agreement, provided that the deposit is to be refunded if the transaction is unable to close prior to October 30, 2001, for any reason other than a breach of the acquisition agreement by the Weisman Group; and (e) extended the expiration date of the proposal to 6:00 p.m., Pacific time, on Tuesday, August 7, 2001. On August 7, 2001, the Weisman Group extended the expiration date of their proposal to 7:00 P.M., Pacific time, on Tuesday, August 14, 2001.

     A report on Form 8-K dated August 7, 2001 was filed with the Securities and Exchange Commission on August 9, 2001 for the purpose of announcing that the Third Amendment to the Weisman Proposal which was originally to expire on August 7, 2001 has been extended by the Weisman Group to August 14, 2001.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      G&L REALTY CORP.



Date: August 14, 2001                       By:   /s/ David E. Hamer
                                                --------------------------------
                                                      David E. Hamer
                                                      Chief Accounting Officer