Form 10-Q
period 2001-09-30
G&L REALTY CORP
filed 2001-11-14
CIK 912240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               _________________


                                   FORM 10-Q
(Mark One)
  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

                                      OR

  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission file number 1-12566

                               _________________

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

                               _________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No ___.
                                               ---
     The number of shares outstanding of the Registrant's Common Stock as of October 31, 2001 was 710,199 shares.


================================================================================

                               G&L REALTY CORP.

                                     INDEX

                                                                                                          Page
Part I         Financial Information                                                                     Number
      Item 1   Financial Statements
                    Condensed Consolidated Balance Sheets as of  September 30, 2001
                         (unaudited) and December 31, 2000.........................................           3
                    Condensed Consolidated Statements of Operations for the Three and Nine
                         Month Periods Ended September 30, 2001 and 2000 (unaudited)...............           4
                    Condensed Consolidated Statements of Cash Flows for the Nine Month Periods
                         Ended September 30, 2001 and 2000 (unaudited).............................       5 - 6
                    Notes to Condensed Consolidated Financial Statements (unaudited)...............      7 - 21
      Item 2        Management's Discussion and Analysis of Financial Condition and Results of
                         Operations................................................................     22 - 29
      Item 3        Quantitative and Qualitative Disclosures About Market Risk.....................          30
Part II        Other Information
      Item 1        Legal Proceedings..............................................................          31
      Item 2        Changes in Securities..........................................................          31
      Item 3        Defaults Upon Senior Securities................................................          31
      Item 4        Submission of Matters to a Vote of Security Holders............................          31
      Item 5        Other Information..............................................................          31
      Item 6        Exhibits and Reports on Form 8-K...............................................     32 - 37

Signature..........................................................................................          38

                               G&L REALTY CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                 September 30,     December 31,
                                                                                     2001              2000
                                                                                ------------------------------
                                                                                 (Unaudited)
                                    ASSETS
                                    ------
Rental properties (Note 3):
      Land                                                                        $  28,599          $  28,599
      Buildings and improvements, net                                               138,288            139,510
      Projects under development                                                        ---                171
                                                                                  ---------          ---------
          Total rental properties                                                   166,887            168,280
Cash and cash equivalents                                                             1,272              2,791
Restricted cash                                                                       4,481              4,624
Tenant rent and reimbursements receivable, net                                        6,580              6,669
Unbilled rent receivable, net                                                         2,538              2,412
Other receivables, net                                                                  ---                 46
Mortgage loans and notes receivable, net                                             11,701             11,244
Investments in unconsolidated affiliates (Note 6)                                     4,641              4,851
Deferred charges and other assets, net (Note 4)                                       6,101              4,549
                                                                                  ---------          ---------
   TOTAL ASSETS                                                                   $ 204,201          $ 205,466
                                                                                  =========          =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
LIABILITIES:
      Notes payable                                                               $ 159,003          $ 158,942
      Accounts payable and other liabilities                                          6,401              6,099
      Distributions payable                                                             463                433
      Tenant security deposits                                                        1,542              1,367
                                                                                  ---------          ---------
          Total liabilities                                                         167,409            166,841

Commitments and Contingencies (Note 8)                                                  ---                ---

Minority interest in consolidated affiliates                                         (1,351)            (1,266)
Minority interest in Operating Partnership                                              ---                ---

STOCKHOLDERS' EQUITY (Note 5):
      Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
        . Series A Preferred - 1,495,000 shares issued and 1,495,000 shares outstanding as of September 30, 2001 and December 31,
          2000                                                                           15                 15
        . Series B Preferred - 1,380,000 shares issued and 1,380,000
          shares outstanding as of  September 30, 2001 and December 31,                  14                 14
          2000
      Common shares - $.01 par value, 50,000,000 shares authorized, 2,333,800 shares issued and outstanding as of September 30,
        2001 and December 31, 2000                                                       23                 23
      Additional paid-in capital                                                     72,274             72,441
      Distributions in excess of net income                                         (34,183)           (32,602)
                                                                                  ---------          ---------
          Total stockholders' equity                                                 38,143             39,891
                                                                                  ---------          ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 204,201          $ 205,466
                                                                                  =========          =========

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              For the Three Month             For the Nine Month
                                                          Periods Ended September 30,     Periods Ended September 30,
                                                             2001             2000           2001             2000
                                                        -------------------------------------------------------------
REVENUES:
   Rent                                                    $  6,867         $  6,275        $ 19,957         $ 19,325
   Patient revenues                                           5,289            5,593          15,650           11,944
   Tenant reimbursements                                        413              401           1,436            1,127
   Parking                                                      347              322           1,128              932
   Interest and loan fees                                       445              590           1,444            1,972
   Net gain on sale of assets                                   ---              ---             ---            1,263
   Lease termination income                                     ---              ---           2,613              ---
   Other income                                                 398              187             984              419
                                                           --------         --------        --------         --------
       Total revenues                                        13,759           13,368          43,212           36,982
                                                           --------         --------        --------         --------

EXPENSES:
   Property operations                                        2,530            1,906           7,050            5,841
   Skilled nursing operations                                 4,793            5,235          14,076           10,990
   Depreciation and amortization                              1,544            1,472           4,512            4,538
   Interest                                                   3,207            3,491           9,747           10,335
   Provision for doubtful accounts and notes
       receivable                                               ---              ---             ---            2,288
   General and administrative                                   834              702           2,542            2,170
                                                           --------         --------        --------         --------
       Total expenses                                        12,908           12,806          37,927           36,162
                                                           --------         --------        --------         --------
Income from operations before minority interests,
   equity in earnings (loss) of unconsolidated
   affiliates and extraordinary loss                            851              562           5,285              820
Equity in earnings (loss) of unconsolidated affiliates           83              (45)            (92)            (393)
Minority interest in consolidated affiliates                    (68)             (27)           (201)            (133)
Minority interest in Operating Partnership                      ---              (78)            ---              538
Corporate income tax expense                                   (212)             ---            (212)             ---
                                                           --------         --------        --------         --------
Income before extraordinary loss                                654              412           4,780              832
Extraordinary loss on early retirement of long-term debt        (48)             ---             (48)            (158)
                                                           --------         --------        --------         --------
Net income                                                      606              412           4,732              674
Dividends on preferred stock                                 (1,790)          (1,791)         (5,371)          (5,374)
                                                           --------         --------        --------         --------
Net loss available to common stockholders                  $ (1,184)        $ (1,379)       $   (639)        $ (4,700)
                                                           ========         ========        ========         ========
Per common share data:
   Basic:
   -----
   Loss before extraordinary loss                          $  (0.43)        $  (0.59)       $  (0.24)        $  (1.90)
   Extraordinary loss                                         (0.02)             ---           (0.02)           (0.06)
                                                           --------         --------        --------         --------
   Net loss                                                $  (0.45)        $  (0.59)       $  (0.26)        $  (1.96)
                                                           ========         ========        ========         ========
   Fully diluted:
   -------------
   Loss before extraordinary loss                          $  (0.43)        $  (0.59)       $  (0.24)        $  (1.90)
   Extraordinary loss                                         (0.02)             ---           (0.02)           (0.06)
                                                           --------         --------        --------         --------
   Net loss                                                $  (0.45)        $  (0.59)       $  (0.26)        $  (1.96)
                                                           ========         ========        ========         ========
Weighted average shares outstanding:
   Basic                                                      2,638            2,334           2,436            2,394
                                                           ========         ========        ========         ========
   Fully diluted                                              2,694            2,334           2,476            2,394
                                                           ========         ========        ========         ========

     See accompanying notes to Condensed Consolidated Financial Statements

                               G&L REALTY CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Nine Months Ended September 30,
                                                                                   2001                2000
                                                                             -------------------------------------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $   4,732          $     674
   Adjustments to reconcile net income to net cash provided by
       Operating activities:

             Depreciation and amortization                                          4,512              4,538
             Amortization of deferred loan costs                                      514                449
             Extraordinary loss on early retirement of long-term debt                  48                158
             Net gain on sale of assets                                               ---             (1,263)
             Minority interests                                                       201               (405)
             Equity in loss of unconsolidated affiliates                               92                393
             Provision for doubtful accounts and notes receivables                    ---              2,288
             Unbilled rent receivable, net                                           (126)              (141)
             (Increase) decrease in:
                Other receivables                                                      46                103
                Tenant rent and reimbursements receivable                              89             (4,271)
                Prepaid expense and other assets                                   (1,370)            (1,236)
                Accrued interest receivable and loan fees                            (201)               165
             Increase (decrease) in:
                Accounts payable and other liabilities                                302              4,336
                Tenant security deposits                                              175                 11
                                                                                ---------          ---------
Net cash provided by operating activities                                           9,014              5,799
                                                                                ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of real estate assets                                                ---            (10,385)
       Sale of real estate assets                                                     ---              8,794
       Additions to rental properties                                              (2,621)            (2,326)
       Pre-acquisition costs, net                                                    (150)               385
       Construction-in-progress                                                       171               (333)
       Leasing commissions                                                           (430)               (97)
       Investment in mortgage loans and notes receivable                             (354)              (279)
       Contributions to unconsolidated affiliates                                    (280)              (292)
       Distributions from unconsolidated affiliates                                   398              1,262
       Principal payments received from mortgage loans and notes receivable            98                468
                                                                                ---------          ---------
Net cash used in investing activities                                              (3,168)            (2,803)
                                                                                ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Notes payable proceeds                                                      12,300              9,195
       Repayment of notes payable                                                 (12,239)           (11,829)
       Payment of deferred loan costs                                                (786)              (398)
       Decrease in restricted cash                                                    143              2,587
       Minority interest equity contribution                                          ---                486
       Purchase of common and preferred stock and partnership units                   ---             (2,974)
       Distributions                                                               (6,783)            (7,349)
                                                                                ---------          ---------
Net cash used in financing activities                                              (7,365)           (10,282)
                                                                                =========          =========

     See accompanying notes to Condensed Consolidated Financial Statements

                                G&L REALTY CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                Nine Months Ended September 30,
                                                                                     2001             2000
                                                                               -------------------------------
                                                                                       (Unaudited)
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (1,519)            (7,286)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        2,791              7,545
                                                                                   --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  1,272           $    259
                                                                                   ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                                           $  9,215           $  9,916
                                                                                   ========           ========
NONCASH INVESTING AND FINANCING ACTIVITIES

Distributions declared not yet paid                                                $    370           $    370
                                                                                   ========           ========
Preferred distributions due to minority partner                                    $     44           $     43
                                                                                   ========           ========
Transfer from investments in unconsolidated affiliates to notes receivable              ---           $  3,070
                                                                                   ========           ========
Transfer from projects under development to building                               $    376                ---
                                                                                   ========           ========

Transfer note receivable to land and building:
                 Land                                                                                 $    252
                 Building                                                                                1,009
                                                                                                      --------
                 Total                                                                                $  1,261
                                                                                                      ========

                 Notes receivable                                                                     $  1,261
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

       G&L Realty Partnership, L.P., a Delaware limited partnership
               (the "Operating Partnership")
       G&L Realty Financing Partnership II, L.P., a Delaware limited partnership
               (the "Realty Financing Partnership")*
       G&L Medical Partnership, L.P., a Delaware limited partnership
               (the "Medical Partnership")*
       G&L Gardens, LLC, an Arizona limited liability company
               ("Maryland Gardens")*
       435 North Roxbury Drive, Ltd., a California limited partnership
                      (the "Roxbury Partnership")
       GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*
       G&L Hampden, LLC, a Delaware limited liability company ("Hampden")*
       G&L Valencia, LLC, a California limited liability company ("Valencia") G&L Tustin, LLC, a California limited liability company ("Tustin")*
       G&L Holy Cross, LLC, a California limited liability company
               ("Holy Cross")*
       G&L Burbank, LLC, a California limited liability company ("Burbank")*
       GLH Pacific Gardens, LLC, a California limited liability company
               ("Pacific Gardens")
       G&L Hoquiam, LLC, a California limited liability company ("Hoquiam")
       G&L Lyon, LLC, a California limited liability company ("Lyon")
       G&L Coronado (1998), LLC, a California limited liability company
               ("Coronado")
       GLH Tarzana, LLC, a California limited liability company ("Tarzana")
       G&L Heritage Care, LLC, a Delaware limited liability company
               ("Heritage")
       G&L Massachusetts, LLC, a Delaware limited liability company
               ("Massachusetts")
       G&L Aspen, LLC, a California limited liability company ("Aspen")
       G&L Tustin II, LLC, a Delaware limited liability company ("Tustin II") G&L Tustin III, LLC, a Delaware limited liability company ("Tustin III")

    * The Realty Financing Partnership, the Medical Partnership, Maryland Gardens, GL/PHP, Hampden, Tustin, Holy Cross, and Burbank are herein collectively referred to as the "Financing Entities" and individually as the "Financing Entity."

    The Company, as the sole general partner and as owner of an approximately 97% ownership interest, controls the Operating Partnership. The Company controls the Financing Entities through wholly owned subsidiaries incorporated either in the State of Delaware or the State of California (collectively, the "Subsidiaries" and individually, a "Subsidiary"). Each Subsidiary either (i) owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity or (ii) owns no interest and acts as the manager of the Financing Entity. The remaining 99% ownership interest in each Financing Entity, which is owned 1% by a Subsidiary, is owned by the Operating Partnership, acting as sole limited partner or member. Financing Entities in which a Subsidiary owns no interest are 100% owned by the Operating Partnership.

    References in these condensed consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 61.75% partnership interest and is the sole general partner), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is a co-

                               G&L REALTY CORP.

                                  (Unaudited)


managing member), Tarzana (in which the Operating Partnership owns a 85% membership interest and is a co-managing member) and Valencia, Hoquiam, Lyon, Coronado, Heritage, Massachusetts, Aspen, Tustin II and Tustin III (in which the Operating Partnership owns a 100% interest).

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

          The information presented as of and for the three-month and nine-month periods ended September 30, 2001 and 2000 have not been audited by independent accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results that might be expected for the full fiscal year.

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

          Corporate income tax expense - The provision for corporate income tax expense is based on income recognized for financial statement purposes related to Massachusetts and Hampden. While the Company expects to qualify as a REIT for 2001, the Company is currently operating three SNFs located in Hampden, Massachusetts and will be required to pay the applicable corporate income tax on any net income produced by these facilities. See Footnote 7 Segment Information for additional information regarding these three facilities.

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

          In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its financial position or results of operations.

                               G&L REALTY CORP.

                                  (Unaudited)

3.  BUILDINGS AND IMPROVEMENTS

         Buildings and improvements consist of the following:

                                                                                September 30,        December 31,
                                                                                    2001                 2000
                                                                             ---------------------------------------
                                                                                           (in thousands)
         Buildings and improvements....................................              $155,645             $155,224
         Tenant improvements...........................................                11,625                9,214
         Furniture, fixtures and equipment.............................                 3,445                3,280
                                                                               --------------        -------------
                                                                                      170,715              167,718
         Less accumulated depreciation and amortization................               (32,427)             (28,208)
                                                                               --------------        -------------
                Total..................................................              $138,288             $139,510
                                                                                =============        =============

      Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:


              Buildings and improvements ....................      40 years
              Tenant improvements ...........................      Life of lease
              Furniture, fixtures and equipment .............      5 years


      Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all external costs directly related to acquisitions are capitalized.


4.  DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consist of the following:

                                                                                September 30,        December 31,
                                                                                    2001                 2000
                                                                             ----------------------------------------
                                                                                         (in thousands)
         Deferred loan costs..........................................                  $4,703              $4,011
         Pre-acquisition costs........................................                     300                 150
         Leasing commissions..........................................                   1,916               1,486
         Prepaid expense and other assets.............................                   1,811                 914
                                                                                 -------------         -----------
                                                                                         8,730               6,561
         Less accumulated amortization................................                  (2,629)             (2,012)
                                                                                 -------------         -----------
              Total...................................................                  $6,101              $4,549
                                                                                 =============         ===========

                               G&L REALTY CORP.

                                  (Unaudited)



5.       STOCKHOLDERS' EQUITY

         Distributions in excess of net income-- The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the nine months ended September 30, 2001 and for the year ended December 31, 2000:

                                                                                 September 30,    December 31, 2000
                                                                                     2001
                                                                               --------------------------------------
                                                                                         (in thousands)
         Distributions in excess of net income at beginning of period...              $(32,602)          $(25,412)
         Net income during period.......................................                 4,732              1,149
         Less: Distributions declared...................................                (6,313)            (8,339)
                                                                                      --------           --------
         Distributions in excess of net income..........................              $(34,183)          $(32,602)
                                                                                      ========           ========


         Earnings per common share--Basic earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each period. Fully diluted earnings per share is computed by dividing net income less preferred stock dividends by the weighted average number of common shares outstanding during each period plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. The treasury stock method is used to determine the number of incremental common equivalent shares resulting from options to purchase shares of common stock granted under the Company's 1993 Stock Incentive Plan, as amended. As of September 30, 2001 and 2000 there were approximately 227,000 and 250,500 stock options outstanding with weighted average exercise prices of $10.53 and $11.31, respectively. For the three months ended September 30, 2001 the incremental shares that would have been outstanding upon the assumed exercise of stock options of 55,476 were considered in the computation of fully diluted earnings per share. For the nine months ended September 30, 2001 and 2000, the incremental shares that would have been outstanding upon the assumed exercise of stock options of 39,317 and 620, respectively would have been anti-dilutive and, therefore, were not included in the computation of fully diluted earnings per share. The following table reconciles the numerator and denominator of the basic and fully diluted per share computations for net income for the three and nine months ended September 30, 2001 and 2000:

                               G&L REALTY CORP.

                                  (Unaudited)



                                                         Three months ended            Nine months ended
                                                          September 30,                  September 30,
                                                       2001            2000           2001           2000
                                                  ----------------------------------------------------------
                                                          (in thousands)                 (in thousands)
Numerator:
---------
   Net income                                      $       606    $        412    $      4,732   $       674
   Preferred stock dividends                            (1,790)         (1,791)         (5,371)       (5,374)
                                                  ------------    ------------    ------------   -----------
   Net (loss) income available to common
     stockholders                                   $   (1,184)   $     (1,379)   $       (639)  $    (4,700)
                                                  ============    ============    ============   ===========

Denominator:
----------
   Weighted average shares - basic                       2,638           2,334           2,436         2,394
   Dilutive effect of stock options                         56             ---              40           ---
                                                  ------------    ------------    ------------   -----------
   Weighted average shares - fully diluted               2,694           2,334           2,476         2,394
                                                  ============    ============    ============   ===========
Per share:
---------
   Basic                                           $     (0.45)   $      (0.59)   $      (0.26)  $     (1.96)
   Dilutive effect of stock options                        ---             ---             ---           ---
                                                  ------------    ------------    ------------   -----------
   Fully diluted                                   $     (0.45)   $      (0.59)   $      (0.26)  $     (1.96)
                                                  ============    ============    ============   ===========

         On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the "Merger"). G & L Acquisition, LLC is owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company's Common Stock was delisted from the New York Stock Exchange. Immediately after the Merger, the Company had 710,199 shares of common stock outstanding, all of which are held by Messrs. Gottlieb and Lebowitz.

         In connection with the Merger, Messrs. Gottlieb and Lebowitz, through G&L Tender, LLC, launched a cash tender offer for up to $3.5 million of the Company's Series A and Series B Preferred Stock at $17.50 per share and $17.00 per share, respectively (the "Tender Offer"). The Tender Offer was launched on October 4, 2001 and was initially scheduled to expire on November 2, 2001. However, On November 5, 2001, Messrs. Gottlieb and Lebowitz announced that they had extended the expiration of the Tender Offer to December 3, 2001 with the same terms and conditions as the original offer.

         See the Company's Definite Proxy Statement dated September 28, 2001 as well as the Company's Current Reports on Form 8-K filed on October 4, 2001, October 16, 2001, October 23, 2001, October 26, 2001 and October 31, 2001 for more information regarding the Merger between the Company and G & L Acquisition, LLC.

                               G&L REALTY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


6.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in
Note 1. The following table provides a summary of the Company's investment in each of these entities as of September 30, 2001. (In thousands).

                                                                  San       Penasquitos   Penasquitos        Heritage
                                                 GLN             Pedro          LLC          Inc.              Park
                                             ----------------------------------------------------------------------------
Opening balance at beginning of period......    $  765         $  1,144     $   161        $    20          $      ---
Equity in (loss) earnings of affiliates.....        (2)             152        (135)           ---                 ---
Cash contributions..........................        16              ---          70            ---                 ---
Cash distributions..........................       ---              ---        (398)           ---                 ---
                                                ------         --------     -------        -------          ----------
Equity, before inter-company adjustments....       779            1,296        (302)            20                 ---
                                                ------         --------     -------        -------          ----------
Intercompany transactions:
Receivable (payable), net...................        67               58         285            (20)                 14
                                                ------         --------     -------        -------          ----------
Investment in unconsolidated affiliates.....    $  846         $  1,354     $   (17)       $   ---          $       14
                                                ======         ========     =======        =======          ==========
                                                  Pacific       Eagle Run,
                                               Gardens Corp.      Inc.       Eagle Run      Lakeview           Total
                                             ----------------------------------------------------------------------------
Opening balance at beginning of period......    $ (312)        $   (370)    $   655        $   250          $    2,313
Equity in (loss) earnings of affiliates.....       ---              (66)        (41)           ---                 (92)
Cash contributions..........................       ---              ---         ---            102                 188
Cash distributions..........................       ---              ---         ---            ---                (398)
                                                ------         --------     -------        -------          ----------
Equity, before inter-company adjustments....      (312)            (436)        614            352               2,011
                                                ------         --------     -------        -------          ----------
Intercompany transactions:
Receivable (payable), net...................       110                9          67          2,040               2,630
                                                ------         --------     -------        -------          ----------
Investment in unconsolidated affiliates.....    $ (202)        $   (427)    $   681        $ 2,392          $    4,641
                                                ======         ========     =======        =======          ==========

                               G&L REALTY CORP.

                                  (Unaudited)

      Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the nine months ended September 30, 2001. (In thousands).

                                                                 San         Penasquitos      Penasquitos        Heritage
                                                   GLN          Pedro            LLC              Inc.              Park
                                             -------------------------------------------------------------------------------
Financial Position:
-------------------
     Land.................................    $      ---      $    1,882      $      641      $       ---      $       750
     Buildings............................           ---           4,214           6,256              ---              ---
     Notes receivable, net................         1,585             ---             ---              ---              ---
     Other assets.........................           ---             357           1,190              ---              238
     Notes payable........................           ---          (4,662)         (8,434)             ---             (940)
     Other liabilities....................           (65)           (590)           (139)             (10)             (48)
                                             -----------      ----------      ----------      -----------      -----------
Net assets................................   $     1,520      $    1,201      $     (486)     $       (10)     $       ---
                                             ===========      ==========      ==========      ===========      ===========
Partner's equity:
-----------------
     G&L Realty Partnership, L.P..........   $       779      $    1,296      $     (302)     $        20      $       ---
     Others...............................           741             (95)           (184)             (30)             ---
                                             -----------      ----------      ----------      -----------      -----------
Total equity..............................   $     1,520      $    1,201      $     (486)     $       (10)     $       ---
                                             ===========      ==========      ==========      ===========      ===========
Operations:
-----------
     Revenues.............................   $       ---      $      866      $      449      $       ---      $       ---
     Expenses.............................            (4)           (714)           (719)             ---              ---
                                             -----------      ----------      ----------      -----------      -----------
Net (loss) income.........................   $        (4)     $      152      $     (270)     $       ---      $       ---
                                             ===========      ==========      ==========      ===========      ===========
Allocation of net (loss) income:
--------------------------------
     G&L Realty Partnership, L.P..........   $        (2)     $      152      $     (135)     $       ---      $       ---
     Others...............................            (2)            ---            (135)             ---              ---
                                             -----------      ----------      ----------      -----------      -----------
Net income (loss).........................   $        (4)     $      152      $     (270)     $       ---      $       ---
                                             ===========      ==========      ==========      ===========      ===========

                                               Pacific
                                               Gardens         Eagle Run
                                                Corp.             Inc.        Eagle Run        Lakeview           Total
                                             -------------------------------------------------------------------------------
Financial Position:
-------------------
     Land.................................    $      ---      $      ---      $    1,191      $       947      $     5,411
     Buildings............................           ---             ---           4,765              ---           15,235
     Notes receivable, net................           ---             ---             ---              ---            1,585
     Other assets.........................           ---             502           1,124            5,665            9,076
     Notes payable........................           ---             ---          (5,808)          (5,133)         (24,977)
     Other liabilities....................          (349)         (1,374)            (65)            (925)          (3,565)
                                             -----------      ----------      ----------      -----------      -----------
Net assets................................   $      (349)     $     (872)     $    1,207      $       554      $     2,765
                                             ===========      ==========      ==========      ===========      ===========
Partner's equity:
-----------------
     G&L Realty Partnership, L.P..........   $      (312)     $     (436)     $      614      $       352      $     2,011
     Others...............................           (37)           (436)            593              202              754
                                             -----------      ----------      ----------      -----------      -----------
     Total equity.........................   $      (349)     $     (872)     $    1,207      $       554      $     2,765
                                             ===========      ==========      ==========      ===========      ===========
Operations:
-----------
     Revenues.............................   $       ---      $    2,153      $      509      $       ---      $     3,977
     Expenses.............................           ---          (2,285)           (592)             ---           (4,314)
                                             -----------      ----------      ----------      -----------      -----------
Net (loss) income.........................   $       ---      $     (132)     $      (83)     $       ---      $      (337)
                                             ===========      ==========      ==========      ===========      ===========
Allocation of net (loss)income:
-------------------------------
     G&L Realty Partnership, L.P..........   $       ---      $      (66)     $      (41)     $       ---      $       (92)
     Others...............................           ---             (66)            (42)             ---             (245)
                                             -----------      ----------      ----------      -----------      -----------
Net income (loss).........................   $       ---      $     (132)     $      (83)     $       ---      $      (337)
                                             ===========      ==========      ==========      ===========      ===========

                               G&L REALITY CORP.

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

     . Assisted living facilities - These investments consist of five ALFs, all owned through joint ventures. The five ALFs contain over 350 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. The Company's joint venture partner in each of these ALFs operates the facility.

     . Debt obligations - These investments consist of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. As of September 30, 2001, the Company had eleven loans outstanding with a net book value of $11.7 million.


     The tables on the following pages reconcile the Company's income and expense activity for the nine months ended September 30, 2001 and 2000 and balance sheet data as of September 30, 2001.

                               G&L REALITY CORP.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


             2001 Reconciliation of Reportable Segment Information
                 For the nine months ended September 30, 2001

                                                Medical      Skilled       Assisted         Debt
                                                Office       Nursing        Living       Obligations      Other         Total
                                                ------       -------        ------       -----------      -----         -----
                                                                               (In thousands)
Revenue:
   Rents, tenant reimbursements and
     parking ................................  $  19,105     $   1,356     $   2,060     $     ---     $     ---      $  22,521
   Patient revenues..........................        ---        15,650           ---           ---           ---         15,650
   Interest and loan fees....................        113             6             1         1,212           112          1,444
   Lease termination income..................      2,613           ---           ---           ---           ---          2,613
   Other income..............................        193           748           ---           ---            43            984
                                               ---------     ---------     ---------     ---------     ---------      ---------
      Total revenues.........................     22,024        17,760         2,061         1,212           155         43,212
                                               ---------     ---------     ---------     ---------     ---------      ---------

Expenses:
   Property operations.......................      6,038           722           133           157           ---          7,050
   Skilled nursing operations................        ---        14,076           ---           ---           ---         14,076
   Depreciation and amortization.............      3,316           776           383           ---            37          4,512
   Corporate tax expense.....................        ---           212           ---           ---           ---            212
   Interest..................................      6,801         1,261         1,136           539            10          9,747
   General and administrative................        ---           ---           ---           ---         2,542          2,542
                                               ---------     ---------     ---------     ---------     ---------      ---------
      Total expenses.........................     16,155        17,047         1,652           696         2,589         38,139
                                               ---------     ---------     ---------     ---------     ---------      ---------
Income (loss) from operations................      5,869           713           409           516        (2,434)         5,073
Equity in earnings (loss) of
   unconsolidated affiliates.................        152           ---          (242)           (2)          ---            (92)
                                               ---------     ---------     ---------     ---------     ---------      ---------
Income (loss) from operations before
   minority interests........................  $   6,021     $     713     $     167     $     514     $  (2,434)     $   4,981
                                               =========     =========     =========     =========     =========      =========

             2000 Reconciliation of Reportable Segment Information
                 For the nine months ended September 30, 2000

                                                Medical      Skilled       Assisted         Debt
                                                Office       Nursing        Living       Obligations      Other         Total
                                                ------       -------        ------       -----------      -----         -----
                                                                               (In thousands)
Revenue:
   Rents, tenant reimbursements and parking..  $  18,366    $    1,084     $   1,934     $     ---     $     ---      $  21,384
   Patient revenues..........................        ---        11,944           ---           ---           ---         11,944
   Interest and loan fees....................        187            10           ---         1,714            61          1,972
   Net gain on sale of assets................      1,405          (142)          ---           ---           ---          1,263
   Other income..............................        173           199           ---           ---            47            419
                                               ---------     ---------     ---------     ---------     ---------      ---------
      Total revenues.........................     20,131         13,095        1,934         1,714           108         36,982
                                               ---------     ---------     ---------     ---------     ---------      ---------

Expenses:
   Property operations.......................      5,264           360           110           107           ---          5,841
   Skilled nursing operations................        ---        10,990           ---           ---           ---         10,990
   Depreciation and amortization.............      3,424           700           364           ---            50          4,538
   Provision for doubtful accounts and
     notes receivable........................        ---           563           ---         1,725           ---          2,288
   Interest..................................      6,864         1,557         1,141           651           122         10,335
   General and administrative................        ---           ---           ---           ---         2,170          2,170
                                               ---------     ---------     ---------     ---------     ---------      ---------
      Total expenses.........................     15,552        14,170         1,615         2,483         2,342         36,162
                                               ---------     ---------     ---------     ---------     ---------      ---------
Income (loss) from operations................      4,579        (1,075)          319          (769)       (2,234)           820
Equity in earnings (loss) of
   unconsolidated affiliates.................         79            (8)         (455)           (9)          ---           (393)
                                               ---------     ---------     ---------     ---------     ---------      ---------
Income (loss) from operations before
minority interests...........................  $   4,658    $   (1,083)     $   (136)    $    (778)    $  (2,234)     $     427
                                               =========     =========     =========     =========     =========      =========

                               G&L REALTY CORP.

                                  (Unaudited)


             2001 Reconciliation of Reportable Segment Information
                           As of September 30, 2001

                                                Medical        Skilled       Assisted         Debt
                                                 Office        Nursing        Living       Obligations        Other        Total
                                                 ------        -------        ------       -----------        -----        -----
                                                                                (In thousands)
Rental properties............................  $ 114,628      $ 30,597     $  21,450         $    ---       $    212    $116,887
Mortgage loans and notes receivable, net.....        ---           290           ---           11,411            ---      11,701
Other assets.................................     10,304         5,958         4,255            2,187          2,909      25,613
                                               ---------      --------     ---------         --------       --------    --------
      Total assets...........................  $ 124,932      $ 36,845     $  25,705         $ 13,598       $  3,121    $204,201
                                               =========      ========     =========         ========       ========    ========

Other assets:
   Cash and cash equivalents.................  $     99       $    101     $     233         $    ---       $    839    $  1,272
   Restricted cash ..........................     2,959            630            61              831            ---       4,481
   Tenant rent and reimbursement
      receivable, net........................       698          4,280         1,061              125            416       6,580
   Unbilled rent receivable, net.............     2,495             43           ---              ---            ---       2,538
   Investment in unconsolidated affiliates...     1,354            ---         2,441              846            ---       4,641
   Deferred financing costs, net.............     1,968            453           417              251            ---       3,089
   Pre-acquisition costs.....................       ---             49           ---              134            117         300
   Deferred lease costs, net.................       895              6           ---              ---            ---         901
   Prepaid expense and other ................      (164)           396            42              ---          1,537       1,811
                                               --------       --------     ---------         --------       --------    --------
      Total  other  assets...................  $ 10,304       $  5,958     $   4,255         $  2,187       $  2,909    $ 25,613
                                               ========       ========     =========         ========       ========    ========


8.  COMMITMENTS AND CONTINGENCIES

     The Company is the guarantor on a $500,000 letter of credit in favor of NVHF Affiliates, LLC, a non-profit low-income apartment owner. The Company holds an unsecured promissory note from NVHF Affiliates, LLC in the same amount. The Company at this time does not anticipate having to pay anything under this letter of credit.

     Neither the Company, the Operating Partnership, the Financing Entities, the Subsidiaries, Maryland Gardens, the Roxbury Partnership, Valencia, Pacific Gardens, Hoquiam, Lyons, Coronado, Tarzana, Heritage, Massachusetts, Aspen, Tustin II, Tustin III, the Unconsolidated Affiliates nor any of the assets within their portfolios of MOBs, parking facilities, and retail space (the "Properties") is currently a party to any material litigation, except as discussed below.

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

                               G&L REALTY CORP.

                                  (Unaudited)

     The Operating Partnership filed a declaratory relief action in the New Jersey State Court seeking a determination that LaSalle National Bank ("LaSalle"), the successor to Nomura, as trustee for the holders of certain obligations including the Nomura loan, did not have any rights against said $2 million note. LaSalle claims it is entitled to the $2 million borrowed from PHP under the deed of trust and assignment of rent with GL/PHP. After proceedings in both California and New Jersey, it was determined that this matter will be heard in the Federal District Court in New Jersey. The Operating Partnership believes that the lawsuit will be resolved with no adverse impact to the Company; however, no assurances can be given at this time that this result will be obtained.

     In November 1999, Landmark Healthcare Facilities, LLC ("Landmark") filed a lawsuit against Valencia, a subsidiary of the Company, claiming that Landmark is entitled to approximately $600,000 plus interest under a development agreement entered into between Valencia and Landmark for the development of an MOB in Valencia, California. The Company is vigorously opposing the lawsuit and has filed a counter suit to recover approximately $400,000 plus interest that was already paid under the development agreement and for a judgment and declaration that all of Landmark's rights, title and interest in Valencia have been terminated or assigned to the Company. The litigation went to trial on March 12, 2001. On March 21, 2001, the court issued a tentative ruling on the matter in favor of the Company. On July 5, 2001, the court issued a ruling in favor of the Company in an amount in excess of $900,000. The Company is currently pursuing the recovery of this amount.

     A number of stockholder class actions have been filed against the Company and its directors arising out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company's common stock not currently owned by them. The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000. A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. This suit was voluntarily dismissed without prejudice on June 7, 2001, although Abrons re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001. Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001. Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001. All these actions assert claims for breach of fiduciary duty and seek, among other things, compensatory damages and/or to enjoin the transaction. On October 19, 2001, in the Lukoff and Abrons suits, a Los Angeles County Superior Court judge issued an order temporarily restraining the closing of the merger of the Company with a new company owned by Daniel M. Gottlieb and Steven D. Lebowitz pursuant to the agreement and plan of merger dated as of May 10, 2001, provided that the plaintiffs delivered to the court a $16.2 million bond by 1:00 p.m. on Tuesday, October 23. If a bond acceptable to the court had been timely delivered, then the court would have proceeded with a hearing on Friday, October 26, 2001 with respect to plaintiff's request for a preliminary injunction enjoining the closing of the merger. The temporary restraining order was vacated because the plaintiffs did not deliver to the court the required bond by 1:00 p.m. on Tuesday, October 23. Defendants deny the claims, although it is premature to predict the outcome of these actions.

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

                               G&L REALTY CORP.

                                  (Unaudited)

      In August 2001, the Company used the proceeds from a new $7.2 million loan secured by two of its properties located in Tustin, California to repay the existing $5.1 million loan which was obtained in February 2001. The new loan bears interest at 7.51% and is due in August 2011.

      The Company is under contract to purchase, with a local partner, an approximately $6.0 million SNF located in western Massachusetts. The purchase is conditioned upon obtaining long-term financing.

      See Note 10 for a description of the loan obtained from GMAC Commercial Mortgage Corporation.


10.   SUBSEQUENT EVENTS

      On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC. G & L Acquisition, LLC is owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company (the "Merger"). Upon completion of the Merger, each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company's Common Stock was delisted from the New York Stock Exchange.

     In order to fund the Merger and related transactions, Messrs. Gottlieb and Lebowitz obtained a loan from GMAC Commercial Mortgage Corporation ("GMAC") in the amount of $35 million (the "Loan"). Immediately following the completion of the Merger on October 29, 2001, the Operating Partnership became the borrower under the Loan. The Loan is for ten years and bears interest initially at the 30 day London Interbank Offered Rate ("LIBOR") plus 7.5%. The spread over 30 day LIBOR can be reduced to as low as 5.5% based on the outstanding balance on the Loan and if the Operating Partnership meets certain debt service covenant ratios. As interest rate protection, the Operating Partnership purchased a LIBOR cap on November 8, 2001 for $905,000 which caps the maximum 30 day LIBOR rate at 4.25% for five years in determining the interest due on the Loan.

     In order to secure the Loan, the Company, the Operating Partnership and Messrs. Gottlieb and Lebowitz have granted GMAC a security interest in, among other things, all accounts, chattel paper, documents, general intangibles, investment property and security entitlements of the Company and the Operating Partnership and all hedging agreements entered into by Messrs. Gottlieb and Lebowitz, the Company or the Operating Partnership. The Company, the Operating Partnership and Messrs. Gottlieb and Lebowitz have also granted GMAC a pledge of
(a) all promissory notes made by any of the Company, the Operating Partnership, any MOB subsidiary, Messrs. Gottlieb and Lebowitz or an affiliate of Messrs. Gottlieb and Lebowitz in favor of the Company or the Operating Partnership, (b) all partnership units of the Operating Partnership owned by the Company or by Messrs. Gottlieb and Lebowitz or their affiliates, together with any other share certificates, options or rights of any nature in respect of the partnership units of the Operating Partnership that may be issued or granted to, or held by, the Company, the Operating Partnership or Messrs. Gottlieb and Lebowitz while the Loan is in effect and (c) all Common Stock of the Company owned by Messrs. Gottlieb and Lebowitz or their affiliates together with any other share certificates, options or rights of any nature in respect of the Common Stock of the Company that may be issued or granted to, or held by, the Company, the Operating Partnership, or Messrs. Gottlieb and Lebowitz while the Loan is in effect.

     The Operating Partnership used $28.1 million of the Loan proceeds to fund the Merger consideration of $13.00 per share for each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz. The Operating Partnership loaned $5.2 million of the Loan proceeds to Messrs. Gottlieb and Lebowitz to fund the Tender Offer described in Footnote 5 and to repay $1.7 million of personal debt. The remaining Loan proceeds were used to purchase the LIBOR cap described above and to pay fees and other costs associated with the Loan.

     Immediately prior to the Merger, the Company created a new partnership named G&L Senior Care Partnership, L.P. (the "Senior Care Partnership") and the Operating Partnership transferred its interest in Maryland Gardens, GL/PHP, Hampden, Pacific Gardens, Hoquiam, Tarzana, Heritage, Massachusetts, Aspen, GLN, Penasquitos LLC, Penasquitos Inc., Eagle Run, Eagle Run Inc., Lakeview and Heritage to the Senior Care Partnership. In addition, the Operating

                               G&L REALTY CORP.

                                  (Unaudited)

Partnership also transferred its direct ownership of a 183-bed hospital in Tustin, California along with the debt secured by this property, a 20-unit apartment complex in Phoenix, Arizona and all of its mortgage and notes receivable outstanding to the Senior Care Partnership. The creation of the Senior Care Partnership and the transfer of the Company's Non-MOB assets to this partnership were part of the terms and conditions of the Loan.

     Also immediately prior to the Merger, two of the limited partners of the Operating Partnership traded their limited partnership units back to the Operating Partnership in exchange for an increased limited partnership interest in the Roxbury Partnership. This exchange decreased the Operating Partnership's interest in the Roxbury Partnership from 61.75% to 32.81%.

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

Merger
------

      On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the "Merger"). G & L Acquisition, LLC is owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company's Common Stock was delisted from the New York Stock Exchange. Immediately after the Merger, the Company had 710,199 shares of Common Stock outstanding, all of which are held by Messrs. Gottlieb and Lebowitz.

Results of Operations
---------------------

     Comparison of the Nine-Month Period Ended September 30, 2001 versus the Nine-Month Period Ended September 30, 2000.

     Total revenues increased by $6.2 million, or 17%, from $37.0 million in the first three quarters of 2000, to $43.2 million for the same period in 2001. Patient revenues relating to the skilled nursing facilities in which the Company currently owns the license to operate accounted for $3.7 million of this increase. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs comprising 383 beds owned by the Company and located in Hampden, Massachusetts. As a result of the license transfer, all of the assets, liabilities, revenues and expenses of these SNFs beginning March 15, 2000 are reflected in the condensed consolidated financial statements of the Company. On April 1, 2000, the Company obtained the license to operate its SNF located in Phoenix, Arizona. For the nine months ended December 31, 2000, the assets, liabilities, revenues and expenses of this SNF were also included in the condensed consolidated financial statements of the Company. On January 1, 2001, the Company entered into a new lease with a new manager which entitles the Company to monthly lease payments. As a result of this new lease, the assets, liabilities, revenues and expenses of this SNF are no longer included in the condensed consolidated financial statements of the Company.

     Rents, tenant reimbursements and parking revenues increased by $1.1 million, or 5%, from $21.4 million in the first three quarters of 2000, to $22.5 million for the same period in 2001. During the year 2000 and the first three quarters of 2001, the Company increased the occupancy at its MOB properties by approximately 3.4% and increased its rental rates per the terms of its lease agreements resulting in an increase in rental revenues of approximately $1.7 million. In addition, new lease agreements at two of the Company's

SNFs accounted for an increase of $0.6 million in rental revenue. These increases were offset by the loss of $0.6 million in rental revenue as a result of the termination of the lease at the Company's MOB located in Irwindale, California and an additional $0.6 million related to the loss of rental revenue from the SNFs discussed above in which the Company now owns the license to operate. Previously, the Company collected monthly rent for these facilities in the form of lease payments from the prior operator.

     Interest and loan fee income decreased approximately $0.5 million, or 26%, from $1.9 million in the first three quarters of 2000, to $1.4 million for the same period in 2001. $0.2 million of this decrease was due to a decrease in interest income related to the financing by the Company of an apartment complex located in Tulsa, Oklahoma. The remaining $0.3 million decrease is the result of the November 2000 repayment of a $3.1 million mortgage held by the Company on a SNF in El Centro, California.

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

     The Company recognized lease termination income in the amount of $2.6 million in the first three quarters of 2001. This was related to the settlement of a lawsuit for delinquent rent, future rent and other amounts owed under a lease at the Company's MOB located in Irwindale, California. The Company sued the tenant, which had been in default on their rent since December 1999, to recover the delinquent rent payments as well as all future rent through the end of the lease which was to expire on November 30, 2004. In January 2001, the Company received a settlement in the amount of $4.1 million. At the time of the settlement the total delinquent rent was approximately $1.5 million. The Company recorded lease termination income of $2.6 million for the remainder of the proceeds.

     Total expenses increased by $1.8 million, or 5%, from $36.2 million for the nine months ended September 30, 2000, to $38.0 million for the same period in 2001. The consolidation of the operating revenues and expenses of the three Hampden SNFs as of March 15, 2000 as discussed above accounted for $3.1 million of this increase in total expenses. This increase was offset by a $2.3 million decrease in provisions for doubtful accounts, notes and bonds receivable.

     Property operating expenses increased by $1.2 million, or 21%, from $5.8 million in the first three quarters of 2000 to $7.0 million in the same period in 2001. A portion of this increase was due to additional utility, property tax and repairs and maintenance costs at the Company's MOBs. The remaining increase was due to increased rental reserves on the Company's SNFs.

     Depreciation and amortization expense remained unchanged for the nine months ended September 30, 2001 as compared to the same period in 2000. A $0.1 million decrease in depreciation related to the foreclosure of the Company's six MOBs located in New Jersey during 2000 was offset by a $0.1 million increase due to additional depreciation and amortization on new building additions and leasing commissions during 2001.

     Interest expense decreased $0.6 million, or 6%, from $10.3 million for the nine months ended September 30, 2000, to $9.7 million for the same period in 2001. This decrease was due to the August 2000 repayment of the Company's outstanding line of credit balance of $1.6 million as well as decreased interest payments on the Company's approximately $33 million of variable rate mortgage debt due to lower interest rates.

     General and administrative costs increased $0.4 million, or 19%, from $2.1 million for the nine months ended September 30, 2000, to $2.5 million for the same period in 2001. This increase was attributed to the write-off of acquisition and construction costs associated with a discontinued development project and legal fees related to the Company's defense in its lawsuit with Landmark.

     Equity in loss of unconsolidated affiliates decreased $0.3 million for the nine months ended September 30, 2001 compared to the same period in 2000. This decrease in the loss was primarily the result of increased occupancy rates at the facilities associated with the Company's 50% investment in Penasquitos LLC and the Company's 50% investment in Eagle Run Inc. In March 1999, The Arbors at Rancho Penasquitos, an ALF owned by the Company through Penasquitos LLC, commenced operations. The facility has been in a lease-up phase since opening in March 1999 and therefore had been producing a net loss. Eagle Run commenced operations in November 1999 and also produced a net loss for the first three quarters of 2001. Occupancy rates at both facilities are increasing on a monthly basis and are expected to stabilize at the end of 2001, at which time both facilities are expected to produce income for the Company.

     During 2000, the Company recorded an extraordinary loss on the early retirement of long-term debt in the amount of $0.2 million. This loss was a result of pre-payment fees and the write-off of deferred loan fees relating to the repayment of a $5.5 million loan secured by a 33,000 square foot MOB in Aliso Viejo, California. The building was sold to Hoag Memorial Hospital Presbyterian on January 25, 2000 for a price of $8.3 million. The Company used a portion of the proceeds to repay the $5.5 million loan. During the first three quarters of 2001, the Company recorded an extraordinary loss on the early retirement of long-term debt in the amount of $0.1 million. This loss was the result of the write-off of deferred loan fees related relating to the repayment of a $5.1 million loan secured by two of its properties located in Tustin, California.

     Net income increased $4.0 million, from $0.7 million for the nine months ended September 30, 2000 to $4.7 million for the same period in 2001. This increase was primarily due to the $3.7 million increase in patient revenues, the $2.6 million increase in lease termination income and the $2.3 million decrease in provisions for doubtful accounts and notes receivable. These were offset by the $3.1 million increase in skilled nursing operation expenses, the $1.3 million decrease in net gains on sale of assets and the $1.2 million increase in property operation expenses.

     Comparison of the Three Month Period Ended September 30, 2001 versus the Three Month Period Ended September 30, 2000.

     Total revenues increased by $0.4 million, or 3%, from $13.4 million in the three months ended September 30, 2000, to $13.8 million for the same period in 2001.

     Rents, tenant reimbursements and parking revenues increased by $0.6 million, or 9%, from $7.0 million in the three months ended September 30, 2000, to $7.6 million for the same period in 2001. During the first three quarters of 2001, the Company increased the occupancy at its MOB properties by approximately 3.4% and increased its rental rates per the terms of its lease agreements resulting in an increase in rental revenues of $0.4 million. In addition, new lease agreements at two of the Company's SNFs accounted for an increase of $0.2 million in rental revenue.

     Patient revenues decreased by $0.3 million, or 5%, from $5.6 million in the three months ended September 30, 2000, to $5.3 million for the same period in 2001. $0.7 million of this decrease was due to a new lease agreement at the Company's SNF located in Phoenix, Arizona which entitles the Company to monthly lease payments. As a result of this new lease, the assets, liabilities, revenues and expenses of this SNF are no longer included in the condensed consolidated financial statements of the Company. This decrease was offset by a $0.4 million increase in patient revenues at the three SNFs owned by the Company in Hampden, Massachusetts.

     Interest and loan fee income decreased approximately $0.1 million, or 17%, from $0.6 million in the three months ended September 30, 2000 to $0.5 million for the same period in 2001. This decrease is the result of the November 2000 repayment of a $3.1 million mortgage held by the Company on a SNF in El Centro, California.

     Other income increased by $0.2 million from $0.2 million in the three months ended September 30, 2000 to $0.4 million for the same period in 2001. This increase was due to a settlement on favorable terms of prior accounts payable relating to the Company's skilled nursing facilities located in Hampden, Massachusetts.

     Total expenses increased by $0.1 million, or 1%, from $12.8 million for the three months ended September 30, 2000, to $12.9 million for the same period in 2001.

     Property operating expenses increased by $0.6 million, or 32%, from $1.9 million for the three months ended September 30, 2000, to $ $2.5 million for the same period in 2001. A portion of this increase was due to additional utility, property tax and repairs and maintenance costs at the Company's MOBs. The remaining increase was due to increased rental reserves on the Company's SNFs.

     Skilled nursing operating expenses decreased by $0.4 million, or 8%, from $5.2 million in the three months ended September 30, 2000, to $4.8 million for the same period in 2001. $0.7 million of this decrease was due to a new lease agreement at the Company's SNF located in Phoenix, Arizona which entitles the Company to monthly lease payments. As a result of this new lease, the assets, liabilities, revenues and expenses of this SNF are no longer included in the condensed consolidated financial statements of the Company. This decrease was offset by a $0.3 million increase in skilled nursing operating expenses at the three SNFs owned by the Company in Hampden, Massachusetts.

     Depreciation and amortization expense increased by $0.1 million, or 7%, from $1.4 million for the three months ended September 30, 2000, to $1.5 million for the same period in 2001. This increase was due to additional depreciation and amortization on new building additions and leasing commissions acquired during 2001 and at the end of 2000.

     Interest expense decreased $0.3 million, or 9%, from $3.5 million for the three months ended September 30, 2000, to $3.2 million for the same period in 2001. This decrease was due to the August 2000 repayment of the Company's outstanding line of credit balance of $1.6 million as well as decreased interest payments on the Company's approximately $33 million of variable rate mortgage debt due to lower interest rates.

     The Company recorded an estimated tax liability in the amount of $0.2 million in the three months ended September 30, 2001. This is related to federal taxes due on net income at the Company's skilled nursing facilities located in Hampden, Massachusetts.

     General and administrative costs increased $0.1 million, or 14%, from $0.7 million for the three months ended September 30, 2000, to $0.8 million for the same period in 2001. This increase was attributed to legal fees related to the Company's defense in its lawsuit with Landmark.

     Equity in loss of unconsolidated affiliates decreased $0.1 million for the three months ended September 30, 2001 compared to the same period in 2000. This decrease in the loss was primarily the result of increased occupancy rates at the facilities associated with the Company's 50% investment in Penasquitos LLC and the Company's 50% investment in Eagle Run Inc. In March 1999, The Arbors at Rancho Penasquitos, an ALF owned by the Company through Penasquitos LLC, commenced operations. The facility has been in a lease-up phase since opening in March 1999 and therefore had been producing a net loss. Eagle Run commenced operations in November 1999 and also produced a net loss for the first three quarters of 2001. Occupancy rates at both facilities are increasing on a monthly basis and are expected to stabilize at the end of 2001, at which time both facilities are expected to produce income for the Company.

     During the third quarter of 2001, the Company recorded an extraordinary loss on the early retirement of long-term debt in the amount of $0.1 million. This loss was the result of the write-off of deferred loan fees relating to the repayment of a $5.1 million loan secured by two of its properties located in Tustin, California.

     Net income increased $0.2 million, or 50% from $0.4 million for the three months ended September 30, 2000 to $0.6 million for the same period in 2001. This increase was primarily due to the $0.6 million increase in rental revenues, the $0.4 million decrease in skilled nursing operation expenses and the $0.1 million increase in equity in the loss of unconsolidated affiliates. These were offset by the $0.1 million decrease in interest and loan fee income, the $0.6 million increase in property operations and the $0.1 million increase in general and administrative costs.


Liquidity and Capital Resources
-------------------------------

     As of September 30, 2001, the Company's direct investment in net real estate assets totaled approximately $166.9 million, $4.6 million in joint ventures and $11.7 million invested in mortgage loans and notes receivable. Debt outstanding as of September 30, 2001 totaled $159 million.

     The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities. These funds primarily consist of Funds from Operations ("FFO" - see discussion below of FFO). The Company's principal external sources of capital consist of various secured loans. The Company's ability to expand its MOB, ALF and SNF property operations requires continued access to capital to fund new investments. During the first nine months of 2001, the Company received proceeds of $4.1 million related to the settlement of a lawsuit for delinquent rent, future and other amounts owed under a lease at the Company's MOB located in Irwindale, California. Total delinquent rent at the time of the settlement was approximately $1.5 million. The Company recorded lease termination income of $2.6 million in the first quarter of 2001 for the remainder of the proceeds. On February 21, 2001, the Company used the proceeds from a new $5.1 million loan secured by two of its properties located in Tustin, California to repay $5.0 million of outstanding loan balance of an existing $7.5 million short-term loan secured by three of its properties located in Tustin, California. Both Daniel M. Gottlieb and Steven D. Lebowitz, the Chief Executive Officer and the President, respectively, of the Company, have personally guaranteed this loan. The new loan bears interest at prime plus 1.00% and is due on February 21, 2002. On June 29, 2001, Pacific Health Corporation, the tenant at the Company's 101,000 square foot hospital located in Tustin, California, exercised its option to purchase the building for $4.9 million. The Company received a deposit in the amount of $0.2 million with the remaining proceeds to be received in January 2002. In August 2001, the Company used the proceeds from a new $7.2 million loan secured by two of its properties located in Tustin, California to repay the existing $5.1 million loan which was obtained in February 2001. The new loan bears interest at 7.51% and is due in August 2011.

     On October 29, 2001, in connection with the Merger, the Operating Partnership borrowed $35 million from GMAC. The Loan is for ten years and bears interest initially at the 30 day LIBOR rate plus 7.5%. The spread over 30 day LIBOR can be reduced to as low as 5.5% based on the outstanding balance on the Loan and if the Operating Partnership meets certain debt service covenant ratios. As interest rate protection, the Operating Partnership purchased a LIBOR cap on November 8, 2001 for $905,000 which caps the maximum 30 day LIBOR rate at 4.25% for five years in determining the interest due on the Loan. Per the terms of the Loan, any net proceeds from the refinancing of any of the Company's MOB properties must be used to repay the outstanding principal on the Loan.

     The Operating Partnership used $28.1 million of the Loan proceeds to fund the Merger consideration of $13.00 per share for each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz. The Operating Partnership loaned $5.2 million of the Loan proceeds to Messrs. Gottlieb and Lebowitz to fund the Tender Offer described in Footnote 5 and to repay $1.7 million of personal debt. The remaining Loan proceeds were used to purchase the LIBOR cap described above and to pay fees and other costs associated with the Loan.

     The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first, second and third quarters of 2001 in the amount of $0.125 per common share. These distributions were paid on April 15, July 15 and October 15 to stockholders of record on March 31, June 30 and September 30, respectively. The Company also paid monthly dividends of $0.6 million to holders of the Company's Preferred Stock on the fifteenth day of each month during the first, second and third quarters to holders of record on the first day of each month. The Company distributed dividends of $1.1 million to holders of the Company's Common Stock during the first nine months of 2001 while the Company's FFO was $0.9 million for the same period.

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


Historical Cash Flows
---------------------

     The Company's net cash provided by operating activities increased $3.2 million, or 55%, from $5.8 million for the nine months ended September 30, 2000 to $9.0 million for the same period in 2001. The increase is due primarily to a $4.0 million increase in net income, a $4.4 million decrease in tenant rent and reimbursements receivable, a $1.3 million decrease in net gain on sale of assets and a $0.6 million increase in minority interests. These were offset by a $4.0 million decrease in accounts payable and other liabilities, a $2.3 million decrease in provisions for doubtful accounts and notes receivables and a $0.5 million increase in accrued interest receivable.

     Net cash used in investing activities increased $0.4 million, or 14%, from $2.8 million for the nine months ended September 30, 2000 to $3.2 million for the same period in 2001. The decrease was primarily due to a $10.4 million decrease in purchases of real estate assets as well as a $0.5 million decrease in construction in progress costs. These were offset by an $8.8 million decrease in the sale of real estate assets, a $0.9 million decrease in distributions from unconsolidated affiliates, a $0.5 million increase in pre-acquisition costs and a $0.3 million increase in leasing commissions.

     Cash flows used in financing activities decreased by approximately $2.9 million from $10.3 million for the nine months ended September 30, 2000, to $7.4 million for the same period in 2001. The decrease is mainly due to a $3.0 million decrease in repurchases of the Company's common stock and a $3.1 million increase in notes payable proceeds. These were offset by a $2.4 million increase in restricted cash and a $0.5 million decrease in minority interest contributions.

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

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its financial position or results of operations.


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

     The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 2000 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and nine-month periods ended September 30, 2001 and 2000.

                               G&L REALTY CORP.
                   FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                  (Unaudited)

                                                                  For the Three Month           For the Nine Month
                                                              Periods Ended September 30,    Periods Ended September 30,
                                                                 2001            2000           2001            2000
                                                            -----------------------------------------------------------
                                                                    (in thousands)                 (in thousands)
Funds from Operations/(1)/
--------------------------
Net income................................................     $    606        $    412       $  4,732     $     674
Minority interest in Operating Partnership................          ---              78            ---          (538)
                                                               -----------------------------------------------------
Income for Operating Partnership..........................          606             490          4,732           136
Depreciation of real estate assets........................        1,326           1,285          3,890         3,979
Amortization of deferred lease costs......................           74              65            132           217
Lease termination income..................................          ---             ---         (2,613)          ---
Net gain on sale of assets................................          ---             ---            ---        (1,263)
Depreciation from unconsolidated affiliates...............           73              70            216           326
Extraordinary loss on early retirement of debt............           48             ---             48           158
Adjustment for minority interest in consolidated
  affiliates..............................................          (43)            (36)          (123)         (103)
Dividends on preferred stock..............................       (1,790)         (1,791)        (5,371)       (5,374)
                                                               -----------------------------------------------------
Funds from Operations/(1)/................................     $    294        $     83       $    911     $  (1,924)
                                                               =====================================================
Weighted average shares outstanding/(2)/
----------------------------------------
Basic.....................................................        2,958           2,959          2,958         3,019
                                                               =====================================================
Fully diluted.............................................        3,014           2,959          2,998         3,019
                                                               =====================================================
Additional Data
---------------
Cash flows:
-----------
    Operating activities..................................     $  2,401        $  1,792       $  9,014     $   5,799
    Investing activities..................................       (1,898)           (893)        (3,168)       (2,803)
    Financing activities..................................         (572)         (1,770)        (7,365)      (10,282)

Capital expenditures
--------------------
    Building improvements.................................     $     97        $     86       $    421     $     806
    Tenant improvements...................................        1,445             110          2,411         1,212
    Furniture, fixtures & equipment.......................           64             215            166           308
    Leasing commissions...................................           87              28            430            97

Depreciation and amortization
-----------------------------
    Depreciation of real estate assets....................     $  1,326        $  1,285       $  3,890     $   3,979
    Depreciation of non-real estate assets................          122             122            368           342
    Amortization of deferred lease costs..................           74              65            206           217
    Amortization of deferred licensing costs..............           14              13             40            22
    Amortization of capitalized financing costs...........          167             160            515           449

    Accrued rent in excess of billed rent.................     $     44        $     58       $    125     $     150

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary risk inherent in the Company's market sensitive instruments is the risk of loss resulting from interest rate fluctuations. Approximately 10% of the Company's notes payable bear interest at a rate indexed to the one-month LIBOR rate. The table below provides information as of September 30, 2001 about the Company's long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of September 30, 2001.

                                                   PRINCIPAL MATURING IN:                                     Fair Market
                                -----------------------------------------------------------------                Value
                                                                                                               September
                                  2001       2002       2003       2004       2005     Thereafter    Total      30, 2001
                                  ----       ----       ----       ----       ----     ----------    -----         -----
                                                      (in thousands)
Liabilities:
Mortgage debt:
    Fixed rate                  $    562   $  2,205    $ 2,371    $ 2,542    $ 9,310    $ 102,322   $ 119,312    $ 123,824
    Average interest rate           7.73%      7.73%      7.73%      7.73%      7.73%        7.73%       7.73%

    Variable rate                  8,529     17,885         88         95        103       11,341      38,041       38,041
    Average interest rate           5.31%      5.31%      5.31%      5.31%      5.31%        5.31%       5.31%

Line of credit:
    Variable rate                  1,650                                                                1,650        1,650
    Average interest rate           8.75%                                                                8.75%

                                --------   --------    -------    -------    -------    ---------   ---------    ---------
                                $ 10,741   $ 20,090    $ 2,459    $ 2,637    $ 9,413    $ 113,663   $ 159,003    $ 163,515
                                ========   ========    =======    =======    =======    =========   =========    =========

     The Company's future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of September 30, 2001, a 1% increase in the LIBOR rate would decrease future earnings by $375,000. Future cash flow would not be affected. A 1% decrease in the LIBOR rate would increase future earnings by $375,000. Future cash flow would not be affected. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company's debt.

                           PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

           Neither the Company or any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of MOBs, SNFs, ALFs, parking facilities, and retail space is currently a party to any material litigation, except as discussed in Note 8 to the Consolidated Financial Statements.

Item 2   Changes in Securities.

           On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the "Merger"). G & L Acquisition, LLC is owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company's Common Stock was delisted from the New York Stock Exchange. Immediately after the Merger, the Company had 710,199 shares of Common Stock outstanding, all of which are held by Messrs. Gottlieb and Lebowitz.


Item 3   Defaults Upon Senior Securities.

           None.



Item 4   Submission of Matters to a Vote of Security Holders.

           None.


Item 5   Other Information.

           None.

Item 6   Exhibits and Reports on Form 8-K

(a)  Exhibits



       Exhibit No. Note                       Description
       ----------- ----   ------------------------------------------------------

         2.1       (16)   The Agreement of Plan and Merger between G&L
                          Acquisition, LLC and G&L Realty Corp.

         2.2       (17)   Amendment No. 2 to The Agreement of Plan and Merger
                          between G&L Acquisition, LLC and G&L Realty Corp.
                          dated October 26, 2001.

         2.3 Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

         3.1       (1)    Amended and Restated Articles of Incorporation of G&L
                          Realty Corp.

         3.2       (3)    Amended and Restated Bylaws of G&L Realty Corp.

         10.1 (c)  (2)    Executive Employment Agreement between G&L Realty
                          Corp. and Daniel M. Gottlieb.

         10.2 (c)  (2)    Executive Employment Agreement between G&L Realty
                          Corp. and Steven D. Lebowitz.

         10.3      (2)    Agreement of Limited Partnership of G&L Realty
                          Partnership, L.P.

         10.3.2 Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

         10.5      (1)    Form of Indemnity Agreement between G&L Realty Corp.
                          and directors and certain officers.

         10.8.2    (2)    Option Notice with respect to Sherman Oaks Medical
                          Plaza.

         10.9.2    (1)    Agreement for Purchase and Sale of Limited Partnership
                          Interests (435 North Roxbury Drive, Ltd.) between the
                          Selling Partner (as defined therein) and G&L
                          Development, dated as of October 29, 1993.

         10.11     (1)    Agreement for Transfer of Partnership Interests and
                          Other Assets by and between G&L Realty Corp. and Reese
                          Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

         10.12     (1)    Nomura Commitment Letter with respect to the
                          Acquisition Facility.

         10.12.2   (3)    Amended and Restated Mortgage Loan Agreement dated as
                          of January 11, 1995 among G&L Financing Partnership,
                          L.P., Nomura Asset Capital Corporation and Bankers
                          Trust Company of New York.

         10.22     (4)    Amended and Restated Mortgage Loan Agreement by and
                          between G&L Realty Financing Partnership II, L.P., as
                          Borrower, and Nomura Asset Capital Corporation, as
                          Lender, dated as of October 31, 1995.

         10.24     (4)    Property Management Agreement between G&L Realty
                          Financing Partnership II, L.P., as owner, and G&L
                          Realty Partnership, L.P., as agent, made August 10,
                          1995

(c)   Exhibits - (continued from previous page)


       Exhibit No.  Note                      Description
       -----------  ----  ------------------------------------------------------

          10.25     (5)   Commitment Letter between G&L Realty Partnership, L.
                          P. and Nomura Asset Capital Corporation, dated as of
                          September 29, 1995.

          10.30     (6)   Mortgage Loan Agreement dated as of May 24, 1996 by
                          and between G&L Medical Partnership, L.P. as Borrower and Nomura Asset Capital Corporation as Lender.

          10.38     (7)   Limited Liability Company Agreement by and between G&L
                          Realty Partnership, L.P., a Delaware limited partnership, and Property Acquisition Trust I, a
                          Delaware business trust, for the purpose of creating a Limited Liability Company to be named GLN Capital Co.,
                          LLC, dated as of November 25, 1996.

          10.39     (7)   Limited Liability Company Agreement by and between G&L
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

(c)   Exhibits - (continued from previous page)


       Exhibit No. Note                       Description
       ----------- ----    -----------------------------------------------------
          10.52     (10)   Environmental and Hazardous Substance Indemnification
                           Agreement by GL/PHP, LLC a Delaware limited liability company (the "Borrower") to Nomura Asset Capital
                           Corporation, a Delaware corporation (the "Lender"), dated August 15, 1997.

          10.58     (11)   Limited Liability Company Agreement of G&L Hampden,
                           LLC.

          10.68     (12)   Promissory Note in the Amount of $2,799,490.00 given
                           by Valley Convalescent, LLC in favor of G&L Realty
                           Partnership, L.P.

          10.69     (12)   Deed of Trust, Security Agreement, Fixture Filing
                           with Assignment of Rents and Agreements, dated as of August 29, 1997, by and between Valley Convalescent,
                           LLC and G&L Realty Partnership, L.P.

          10.70     (12)   Assignment of Leases and Rents, dated as of August
                           29, 1997, by and between Valley Convalescent, LLC and
                           G&L Realty Partnership, L.P.

          10.77     (13)   Agreement for Transfer of Property by and among G&L
                           Coronado, LLC as Transferor and G&L Realty
                           Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

          10.78     (13)   Tenant Estoppel and Real Estate Lease between G&L
                           Coronado, LLC as Landlord and Coronado Managers Corp.
                           as Tenant dated December 1, 1998.

          10.79     (13)   Guaranty of Lease between Steven D. Lebowitz and
                           Daniel M. Gottlieb (collectively "Guarantor") in favor of G&L Coronado, LLC ("Landlord").

          10.80     (14)   Promissory Note in the Amount of $2,000,000 given by
                           G&L Realty Corporation in favor of Reese L. Milner, as Trustee of The Milner Trust.

          10.81     (15)   Loan Agreement in the amount of $13.92 million
                           between G&L Hampden, LLC, as Borrower, and GMAC
                           Commercial Mortgage Corporation, as Lender.

          10.82     (18)   Credit Agreement among G&L Realty Partnership, L.P.,
                           G&L Partnership, LLC, the Several Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage
                           Corporation, as Agent, dated as of October 29, 2001.

          10.83     (18)   Guarantee and Collateral Agreement made by Daniel M.
                           Gottlieb, Steven D. Lebowitz, G&L Realty Corp. and
                           G&L Realty Partnership, L.P. in favor of GMAC
                           Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001.

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

17) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.

18) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.


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

     A report on Form 8-K dated July 31, 2001 was filed with the Secuties and Exchange Commission on August 1, 2001 for the purpose of announcing that the special committee had received a further amendment to the Weisman Proposal that (a) reaffirmed the Weisman Group's desire to acquire all, but not less than 50.1%, of the Company's common stock; (b) increased the proposed cash purchase price per share to $16.35 per share, subject to satisfactory completion of customary corporate and legal due diligence, or $15.35 per share without a contingency for due diligence; (c) conditioned the amended proposal on the negotiation and execution of a definitive acquisition agreement and the termination of the agreement and plan of merger dated as of May 10, 2001 between the Company and a company owned by Daniel M. Gottlieb and Steven D. Lebowitz; (d) offered to deliver a deposit of $750,000 to counsel for the special committee if the Company accepted the amended proposal, and to increase the deposit by an additional $400,000 upon execution of a definitive acquisition agreement, provided that the deposit is to be refunded if the transaction is unable to close prior to October 30, 2001, for any reason other than a breach of the acquisition agreement by the Weisman Group; and (e) extended the expiration date of the proposal to 6:00 p.m., Pacific time, on Tuesday, August 7, 2001.

     A report on Form 8-K dated August 7, 2001 was filed with the Securities and Exchange Commission on August 9, 2001 for the purpose of announcing that the Third Amendment to the Weisman Proposal which was originally to expire on August 7, 2001 has been extended by the Weisman Group to August 14, 2001.

     A report on Form 8-K dated August 14, 2001 was filed with the Securities and Exchange Commission on August 16, 2001 for the purpose of announcing that the Third Amendment to the Weisman Proposal which was originally to expire on August 14, 2001 has been extended by the Weisman Group to August 20, 2001.

     A report on Form 8-K dated August 17, 2001 was filed with the Securities and Exchange Commission on August 20, 2001 for the purpose of announcing that the special committee advised the Weisman Group that it is unable to recommend to the full board of directors that it proceed with the transaction outlined in the Third Amendment to the Weisman Proposal.

     A report on Form 8-K dated August 21, 2001 was filed with the Securities and Exchange Commission on August 24, 2001 for the purpose of announcing that a further amendment to the Weisman Proposal (the "Fourth Amendment") was received by the special committee. The Fourth Amendment (i) offered to deliver a deposit of $750,000 to counsel for the special committee, which would be credited toward the purchase price of the Company's common stock
     (ii) provided for, no later than three business days following the execution of a definitive agreement between the Company and the Weisman Group, an increase in the initial deposit by $1,750,000 for a total of $2,500,000 to be credited towards the purchase price of the Company's common stock , and (iii) provided that the Good Faith Deposit would become non-refundable to the Weisman Group and be paid to the Company should no transaction whereby holders of the common stock of the Company receive aggregate consideration of $12.00 or more for each share of the Company's common stock they own close within 12 calendar months from the date of execution of the Acquisition Agreement.

     A report on Form 8-K dated August 30, 2001 was filed with the Securities and Exchange Commission on August 31, 2001 for the purpose of announcing that the Fourth Amendment to the Weisman Proposal which was originally to expire on August 24, 2001 has been extended by the Weisman Group to September 6, 2001.

     A report on Form 8-K dated September 5, 2001 was filed with the Securities and Exchange Commission on September 5, 2001 for the purpose of announcing that the special committee has advised the Weisman Group that it is unable to recommend to the full board of directors that it proceed with the transaction outlined in the Weisman Group's latest proposal made on August 21, 2001.

     A report on Form 8-K dated September 5, 2001 was filed with the Securities and Exchange Commission on September 7, 2001 for the purpose of announcing that the special committee had received a further amendment (the "Fifth Amendment") to the Weisman Proposal that (i) increased the proposed cash purchase price per share to $15.50 per share without a due diligence contingency, or $16.50 per share with a due diligence contingency, (ii) reduced the minimum required threshold for the Weisman Group's Proposal to acquire the Company's common stock to 45.0% , and (iii) provided that the Company would promptly, upon completion of a transaction with the Weisman Group, take such steps as may be necessary or appropriate for delisting the shares of common stock.

     A report on Form 8-K dated September 7, 2001 was filed with the Securities and Exchange Commission on September 10, 2001 for the purpose of announcing that the special committee had determined that the transaction contemplated by the Merger Agreement to be fair and reasonable to and in the best interests of the Company and its unaffiliated common stockholders. The special committee reaffirmed its recommendation that the Company consummate the transaction. In addition, the special committee advised the Weisman Group that it would not recommend its latest proposal dated September 5, 2001 to the full board of directors.

     A report on Form 8-K dated September 17, 2001 was filed with the Securities and Exchange Commission on September 18, 2001 for the purpose of announcing that the Weisman Group delivered to the special committee a sixth amendment to the Weisman Proposal.

     A report on Form 8-K dated September 20, 2001 was filed with the Securities and Exchange Commission on September 21, 2001 for the purpose of announcing that the special committee had advised the Weisman Group that it cannot recommend the Weisman Group's latest proposal to the board of directors.

     A report on Form 8-K dated September 28, 2001 was filed with the Securities and Exchange Commission on October 4, 2001 for the purpose of announcing that the special committee had received a limited waiver under the Merger Agreement that permits the special committee to enter into discussions and negotiations with the Weisman Group and its counsel regarding the latest Weisman Proposal.

     A report on Form 8-K dated October 12, 2001 was filed with the Securities and Exchange Commission on October 16, 2001 for the purpose of announcing that the special committee had received a revised proposal from the Weisman Group to acquire the outstanding common stock of the Company.

     A report on Form 8-K dated October 20, 2001 was filed with the Securities and Exchange Commission on October 23, 2001 for the purpose of announcing that a Los Angeles County Superior Court judge had issued an order temporarily restraining the closing of the merger of the Company with a new company owned by Daniel M. Gottlieb and Steven D. Lebowitz pursuant to the agreement and plan of merger dated as of May 10, 2001, provided that the plaintiffs have delivered to the court a $16.2 million bond on Tuesday, October 23. The Company also announced that the special committee had advised the Weisman Group that it would be prepared to recommend to the board of directors the transaction that is described in its response letter to the Weisman Group, which was delivered on October 20, 2001.

     A report on Form 8-K dated October 22, 2001 was filed with the Securities and Exchange Commission on October 26, 2001 for the purpose of announcing that a Los Angeles County Superior Court judge has vacated an order temporarily restraining the closing of the merger of the Company with a new company owned by Daniel M. Gottlieb and Steven D. Lebowitz pursuant to the agreement and plan of merger dated as of May 10, 2001. The Company also announced that the special committee had responded to the most recent proposal of the Weisman Group. In addition, the Company announced that at its annual meeting of the stockholders held on October 24, 2001 the Company's common stockholders approved the merger of the Company with a new company owned by Daniel M. Gottlieb and Steven D. Lebowitz by the affirmative vote of approximately 60% of the common stock.

     A report on Form 8-K dated October 26, 2001 was filed with the Securities and Exchange Commission on October 31, 2001 for the purpose of announcing the completion of the merger of the Company with a new company owned by Daniel M. Gottlieb and Steven D. Lebowitz. Under the terms of the merger agreement, as amended, each share of the Company's common stock had been converted into the right to receive $13 in cash. Following the merger, the Company's common stock was delisted from the New York Stock Exchange.

                                   SIGNATURE


              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                G&L REALTY CORP.




Date: November 14, 2001                            By:  /s/ David E. Hamer
                                                        ------------------------
                                                        David E. Hamer
                                                        Chief Accounting Officer