Form 10-K
period 2001-12-31
G&L REALTY CORP
filed 2002-03-29
CIK 912240

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-K
(Mark One)
  [x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended December 31, 2001
                                       OR
  [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from               to
                                               -------------    -------------

                         Commission file number 1-12566
                ------------------------------------------------
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

       Registrant's telephone number, including area code: (310) 273-9930
            --------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
                Title of each class                      on which registered
                -------------------                   ----------------------
     Series A Preferred Stock, $.01 par value          New York Stock Exchange
     Series B Preferred Stock, $.01 par value          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    ----

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

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

PART I

ITEM 1.    BUSINESS........................................................    1
ITEM 2.    PROPERTIES......................................................    6
ITEM 3.    LEGAL PROCEEDINGS...............................................   18
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   19

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS...........................................   20
ITEM 6.    CONSOLIDATED SELECTED FINANCIAL DATA............................   21
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.......................................   23
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   35
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA......................   36
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.............................   36

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   36
ITEM 11.   EXECUTIVE COMPENSATION..........................................   38
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT......................................................   39
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   40

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K    42

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

ACQUISITION OF ALL OUTSTANDING SHARES OF COMMON STOCK

     On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement and Plan of Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the "Merger"). The Company was the survivor of the Merger. G & L Acquisition, LLC was owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company's Common Stock was delisted from the New York Stock Exchange.

     In order to fund the Merger and related transactions, Messrs. Gottlieb and Lebowitz obtained a loan from GMAC Commercial Mortgage Corporation ("GMAC") in the amount of $35 million (the "Loan"). Immediately following the completion of the Merger on October 29, 2001, G&L Realty Partnership, L.P. (the "Operating Partnership") became the borrower under the Loan. The Loan is for ten years and bears interest initially at the one month London Interbank Offered Rate ("LIBOR") plus 7.5%. The spread over LIBOR can be reduced to as low as 5.5% based on the outstanding balance on the Loan and if the Operating Partnership meets certain debt service covenant ratios. As interest rate protection, the Operating Partnership purchased a LIBOR cap on November 8, 2001 for $905,000 which caps the maximum LIBOR rate at 4.25% for five years in determining the interest due on the Loan.

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

     The Operating Partnership used $28.1 million of the Loan proceeds to fund the Merger consideration of $13.00 per share for each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz. In addition, $0.7 million was paid to the holders of options to purchase shares of

Common Stock in exchange for the cancellation of such options. The Operating Partnership loaned $5.2 million of the Loan proceeds to Messrs. Gottlieb and Lebowitz to fund the Tender Offer described in Footnote 13 of the Notes to the Consolidated Financial Statements and to repay $1.7 million of personal debt. The remaining Loan proceeds were used to purchase the LIBOR cap described above and to pay fees and other costs associated with the Loan.

     Immediately prior to the Merger, the Company created a new partnership named G&L Senior Care Partnership, L.P. (the "Senior Care Partnership") and the Operating Partnership transferred its interest in all of its non-MOB assets to the Senior Care Partnership. The creation of the Senior Care Partnership and the transfer of the Company's non-MOB assets to this partnership were part of the terms and conditions of the Loan.

     Also immediately prior to the Merger, two of the limited partners of the Operating Partnership traded their limited partnership units back to the Operating Partnership in exchange for an increased limited partnership interest in the Roxbury Partnership. This exchange decreased the Operating Partnership's interest in the Roxbury Partnership from 61.75% to 32.81%

DESCRIPTION OF BUSINESS

The MOB business strategy is to acquire, develop, manage and lease a portfolio of medical office buildings. The Company currently seeks growth opportunities mainly in Southern California through acquisition and development of additional MOBs directly or through strategic joint ventures. The MOB portfolio currently consists of approximately 875,000 rentable square feet. The Company directly owns 20 high quality MOBs, an adjacent parking facility, a research and development building and two retail facilities and indirectly owns three additional MOBs (collectively, the "MOB Properties"). All of the MOB Properties are located in California. Several of the MOB Properties include retail space on the ground level. As of January 31, 2002, the MOB Properties were 97.0% leased.

     The ALF and SNF business strategy is to capitalize on consolidation opportunities in the assisted living and skilled nursing facility industry by making selected equity investments in ALFs and SNFs. The Company directly and indirectly owns five ALFs, including a project under development, eight SNFs and two senior resident apartment complexes, including one under development (collectively, the "ALF and SNF Properties"). Four of the five ALFs are located in Southern California and one is located in Omaha, Nebraska. Three of the SNFs are located in Massachusetts, two in California, one in Arizona, one in Maryland and one in Washington. The two senior resident apartment complexes are located in Arizona and Southern California, respectively. The ALF and SNF Properties have an aggregate of 1,367 beds or units.

     As part of its overall business strategy, the Company develops MOBs, ALFs and SNFs, either directly or through joint ventures. The Company has a long history of successful developments and believes that it can maximize growth through a combination of development and acquisition. The Company recently completed development of a 50,000 square foot, 92-bed ALF located in Yorba Linda, California. The ALF in Yorba Linda is a joint venture with D.D.& F., Inc., an Oregon-based operator of ALFs and SNFs, which operates the facility.

     See Note 16 of the Notes to the Consolidated Financial Statements for financial information about the Company's four main business segments: investments in (i) MOBs, (ii) ALFs, (iii) SNFs and (iv) debt obligations secured by ALFs and SNFs.

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

PROPERTY MANAGEMENT

     The Company provides a full range of management services for the operation of MOBs. The ability of the Company to manage MOBs to meet the unique needs of medical practitioners has been critical to its success to date. The Company has experienced lease renewal rates of approximately 83.0%, 85.2%, and 76.2% for the years ended December 31, 2001, 2000 and 1999, respectively, with respect to medical office space in the MOB Properties based on the medical office space leases available for renewal in these periods. Developing and managing MOBs differs from developing and managing general office properties due to the special requirements of the tenants and their patients. MOBs generally have higher maintenance requirements in the public areas due to heavy foot traffic, many short appointments which increase demand on parking facilities, the use of sophisticated medical equipment requiring increased plumbing and electrical capacity and expanded environmental regulations that impose more stringent restrictions on the disposal of medical waste. The management of MOBs also generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners. Additional important management functions include the placement of tenants within MOBs to accommodate increased space needs and managing the tenant mix at properties so that referrals by practitioners with different specialties within the building are facilitated. The Company stresses meeting these and other special demands of medical property tenants.

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

EMPLOYEES

     As of March 29, 2002, the Company (including the Operating Partnership) employed 30 persons, 12 of whom are on-site building employees who provide maintenance services for the MOB Properties and 8 of whom are professional employees engaged in leasing, asset management and administration.

DEPENDENCE ON KEY TENANTS

     The Company's MOBs typically consist of several smaller tenants rather than one or two large tenants. As of December 31, 2001, no MOB tenant accounted for more than 10% of the Company's total revenues. Although no MOB tenant accounts for more than 10% of the Company's total revenues, the risks associated with smaller tenants include (i) less creditworthiness, (ii) greater tenant turnover and (iii) greater property management needs.

     The ALFs and SNFs are either leased to senior care companies or managed by senior care companies that operate the facilities. During 2000, the Company replaced lease agreements at four of its facilities with management contracts. Because the Company replaced these leases with management contracts, all of the revenues and expenses relating to the operations of these facilities are reflected in the consolidated financial statements of the Company. Although all of the Company's ALF and SNF properties are currently leased or under management contracts, finding experienced senior care managers is a time-consuming and difficult task. During 2000, due to the change from a lease to a management agreement, revenue from the Company's three SNFs in Hampden, Massachusetts accounted for approximately 37% of the Company's total revenues. Should these three facilities or any of the Company's other ALFs or SNFs require a change in lessee or manager, the Company's financial results could be materially impacted despite the fact that no other ALF or SNF tenant or manager accounts for more than 10% of the Company's total revenues.

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

ITEM 2.  PROPERTIES

     The MOB Properties consist of 20 high quality MOBs directly owned by the Company, three MOBs indirectly-owned by the Company, an adjacent parking facility, a research and development building and two retail facilities. The ALF and SNF Properties consist of five ALFs, eight SNFs and two senior resident apartment complexes. As of January 31, 2002, the MOB Properties were 97.0% leased to over 425 tenants and the ALF and SNF Properties were 100% leased to operators or under contracts with management companies. The Company's MOB tenants are primarily established medical practitioners representing a cross section of medical practices.

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

     The health care industry is facing various challenges, including increased government and private payor pressure to reduce medical delivery costs. Substantially all of the Company's tenants are in the medical profession and could be or have been adversely affected by the new Medicare prospective payment system, cost containment and other health care reform proposals. In the past two years, the Company has changed managers at two of its ALFs and six of its SNFs in response to financial difficulties encountered by the managers or dissatisfaction with the operating results of the managers. Any future proposals that limit access to medical care or reduce reimbursement for physicians' services may also impact the ability of the Company's tenants to pay rent. However, the Company believes that the aging population in the United States, combined with other recent trends in the health care industry, such as the performance of non-acute procedures outside of hospitals, could spur increased demand for space in full service MOBs that contain surgery centers and out-patient facilities, such as those owned by the Company.

   The following tables set forth certain information regarding each of the MOB Properties and ALF and SNF Properties as of January 31, 2002. All of the MOB Properties and ALF and SNF Properties are held in fee by the Company or, in the case of jointly-owned properties, by the joint venture property partnership or limited liability company.

                          MOB Properties--Summary Data

                                            Number        Year         Rentable   Rented                       Total       Average
                                             of       Constructed or   Square     Square                     Annualized    Rent per
         Property                          Buildings  Rehabilitated    Feet/(1)/  Feet/(2)/  Occupancy(2)     Rent/(3)/    Sq. Ft.
-------------------------                  ---------  -------------    ---------  ---------  -------------    ---------    -------

   405 N. Bedford, Beverly Hills, ......       1        1947/1987        42,330     42,330       100.0%    $  1,834,000    $ 43.33
   415 N. Bedford, Beverly Hills........       1           1955           5,720      5,720       100.0          252,000      44.06
   416 N. Bedford, Beverly Hills........       1        1946/1986        40,292     40,292       100.0        1,701,000      42.22
   435 N. Bedford, Beverly Hills........       1        1950/63/84       51,580     50,515        97.9        1,802,000      35.67
   435 N. Roxbury, Beverly Hills........       1        1956/1983        40,865     40,865       100.0        1,617,000      39.57
   436 N. Bedford, Beverly Hills........       1           1987          73,927     72,000        97.4        3,286,000      45.64
   Sherman Oaks Medical Plaza
     4955 Van Nuys Blvd.
     Sherman Oaks  .....................       1        1969/1993        67,659     65,864        97.3        1,520,000      23.08
   Irwindale Building
     12701 Schabarum Ave.
     Irwindale  ........................       1           1992          47,604     47,604       100.0          571,000      12.00
   Coronado Plaza
     1330 Orange Ave, Coronado                 1        1977/1985        39,534     34,898        88.3        1,081,000      30.98
   Holy Cross Medical Plaza
     11550 Indian Hills Road
     Mission Hills  ....................       1           1985          71,739     68,802        95.9        1,906,000      27.70
   St. Joseph's Medical Office Bldg.
     2031 West Alameda Ave.
     Burbank ...........................       1           1987          25,769     25,769       100.0          686,000      26.62
   Lyons Avenue Medical Building
     24355 Lyons Avenue, Santa Clarita         1           1990          47,903     45,657        95.3          994,000      21.77
   Tustin--Medical Office I
     14591 Newport Avenue, Tustin.......       1           1969          18,092     16,895        93.4          316,000      18.70
   Tustin--Medical Office II
     14642 Newport Avenue, Tustin.......       1           1985          48,621     48,216        99.2        1,114,000      23.10
   Pacific Park
     5 Journey Road, Aliso Viejo               1        1998/1999        23,528     23,528       100.0          615,000      26.14
   Pier One Retail Center
     26771 Aliso Creek Road, Aliso Viejo       1           1998           9,100      9,100       100.0          182,000      20.00
   Regents Medical Center
     4150 Regents Park Row , La Jolla ..       1           1989          65,313     64,382        98.6        1,843,000      28.63
   San Pedro Medical Plaza
     1360 West 6th Street, San Pedro....       3        1963/1979        59,133     53,724        90.9        1,200,000      22.34
   1095 Irvine Boulevard, Tustin........       1           1995          10,125     10,125       100.0          219,000      21.63
   Santa Clarita Valley Medical Center
     23861 McBean Pkwy, Santa Clarita          5           1981          42,640     40,082        94.0          874,000      21.81
   Santa Clarita Valley Medical Center, F
     23929 McBean Pkwy, Santa Clarita          1        1998/1999        43,912     42,346        96.4        1,102,000      26.02
Total/Weighted average of all MOB              -                         ------     ------                    ---------
   Properties
                                              27                        875,386    848,714        97.0%     $24,715,000      29.12
                                              --                        -------    -------                  -----------

----------------------------
See footnotes on page 9

                      ALF and SNF Properties--Summary Data

                                                                                                 Purchase
                                         Number        Year                                       Price/         Total
                                           of      Constructed or   Number of                   Development     Annualized
           Property                     Buildings  Rehabilitated    Beds/Units  Occupancy/(4)/     Cost         Base Rent/(7)/
-------------------------               ---------  -------------    ----------  --------------     ----         --------------

Southern California
-------------------
   Pacific Gardens Santa Monica
     851 Second Street,
     Santa Monica...........               1           1990              92 U       100.0%       $11,210,000       $1,337,000
   The Arbors
     12979 Rancho Penasquitos
       Boulevard,
     San Diego..............               1         1998/1999           92 U        92.9          4,200,000          767,000
   Pacific Gardens Tarzana
     18700 Burbank Boulevard
     Tarzana.............                  1           1989              80 U        75.0         10,300,000        1,200,000
   North Valley Nursing and
     Rehabilitation Center
     1645 Esplanade, Chico /(5)/           1           1960              59 B         0              800,000                0
   Paso Robles Convalescent
     Center
     321 12th Street
     Paso Robles /(5)/..........           1           1940              38 B         0              465,000                0
   Prestige Assisted Living at
     Yorba Linda
     4792 Lakeview Ave,
     Yorba Linda /(6)/.........            1         2000-2002           80 U        N/A           8,000,000          720,000

Arizona
-------
   Maryland Gardens...............
     31 West Maryland Avenue,                                            60 B
     Phoenix.............                  1         1951-1957           38 U        78.0          4,647,000          360,000
   Maryland Gardens II
     39 West Maryland Avenue,
     Phoenix...............                1            1968             20 U       100.0          1,024,000          120,000
Maryland
--------
   St. Thomas More Nursing &
     Rehabilitation Center,
     4922 La Salle Road,
     Hyattsville..............             1        1955-56/1976        216 B        93.3         14,910,000        1,200,000
Massachusetts
-------------
   Riverdale Gardens
     42 Prospect Avenue,
     West Springfield.....                 1         1957-1975          168 B        94.8          5,655,000          793,000
   Chestnut Hill
     32 Chestnut Street,
     East Longmeadow......                 1           1984             123 B        96.1         10,627,000        1,859,000
   Mary Lyon
     34 Main Street,
      Hampden.............                 1           1986             100 B        95.2          3,744,000          444,000
Nebraska
--------
   Parsons House on Eagle Run
     14325 Eagle Run Drive,
     Omaha.................                1           1999              89 U        94.0          6,400,000          700,000

Washington
----------
   Pacific Care Center
     3035 Cherry Street,
     Hoquiam.............                  1           1954             112 B        72.8          3,316,000          360,000
Total of all ALF and SNF                   -                            -----                                         -------
     Properties........                   14                         1,367                                         $9,860,000
                                          ==                         =====                                         ==========

_________________________________________
/1)/ Rentable square feet includes space used for management purposes but does not include storage space.
/2)/ Occupancy includes occupied space and space used for management purposes. Rented square feet includes space that is leased but not yet occupied. Occupancy figures have been rounded to the nearest tenth of one percent.
/3)/ Rent is based on third-party leased space billed in January 2002; no rent is assumed from management space.
/4)/     Occupancy is on a per-bed or unit basis. .
/5)/ The Company acquired this property through foreclosure of its first deed of trust in March 2000. The facility is currently closed.
/6)/     This facility opened in March 2002.
/7)/ Total Annualized Base Rent is base rent per the lease agreement. However, total annualized base rent does not include additional rent that may be due to the Company in the form of a percentage of gross revenues as stipulated in the lease agreement.

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

   405 North Bedford Drive, Beverly Hills

     The 405 North Bedford Drive MOB, built in 1947 and extensively remodeled in 1987, consists of approximately 42,000 rentable square feet in four stories plus a penthouse and a basement. The reinforced brick building, with ground floor retail space, features cherry wood paneled walls and brass hardware in the common areas and decorative concrete trim on the exterior.

   415 North Bedford Drive, Beverly Hills

     The 415 North Bedford Drive building is a four-level parking structure with approximately 5,700 square feet of ground floor retail space for seven tenants. The parking structure contains 316 spaces and is valet operated.

   416 North Bedford Drive, Beverly Hills

     The 416 North Bedford Drive property is a four-story, approximately 40,000 rentable square foot reinforced brick MOB with a basement and ground floor retail space. Built in 1946 and extensively remodeled in 1986, the building features oak paneled walls and moldings, brass hardware, tinted concrete borders on the exterior, and fourth floor skylights that provide an open, airy atmosphere in the hallway and in some of the suites.

   435 North Bedford Drive, Beverly Hills

     The 435 North Bedford Drive property is a four-story, approximately 52,000 rentable square foot reinforced brick and masonry MOB with a penthouse, basement, and ground floor retail space. Built in 1950 and extensively remodeled in 1984, the building features oak molding, wall sconces and paneling in the hallways plus stained runner boards and built-in stained hardwood cabinets in some of the medical office suites.

   435 North Roxbury Drive, Beverly Hills

     The 435 North Roxbury Drive property is a four-story, approximately 41,000 rentable square foot MOB with a penthouse, subterranean parking and retail space on the ground floor. The building, which was built in 1956 and extensively remodeled in 1983, features a reinforced brick and masonry exterior and raised, oak-stained paneling and molding in the hallways.

   436 North Bedford Drive, Beverly Hills

     The 436 North Bedford Drive property is a three-story, approximately
74,000 rentable square foot MOB with three levels of subterranean parking. Built in 1987, the building features ground floor retail and office space surrounding a central courtyard and balconies at selected locations on the second and third floors. The exterior is clad in rose color sandstone with cast stone and granite trim. The central courtyard features a cascading waterfall sculpture and stone pavers with intricate marble and stone patterns. Cherry wood paneled walls also line the elevator lobbies on all floors and portions of the hallways.

   Sherman Oaks Medical Plaza, Sherman Oaks

     The Sherman Oaks Medical Plaza is a seven-story, approximately 67,000 rentable square foot MOB, constructed in 1969, that is adjacent to the Sherman Oaks Hospital and Health Center, a 156-bed hospital which includes the major burn center for the San Fernando Valley. A $1 million capital improvement program renovating the building systems and common areas of the Sherman Oaks Medical Plaza was completed in 1993. The Company also owns the adjacent air rights and three-level parking structure behind the property which provides a total of 426 parking spaces. The land beneath the parking structure is owned by Sherman Oaks Hospital which also leases 150 parking spaces in the structure.

   Irwindale Building, Irwindale

     The Irwindale Building in Irwindale, California is a two-story, approximately 48,000 square foot research and development building, constructed in 1992, on a site that provides two parking areas with a total of 244 spaces. The Company converted this building from an MOB to an R&D building in 2001. Prior to 2001, this property was 100% leased to Cigna Healthcare of California ("Cigna"). Rent obligations under the lease were guaranteed by Cigna Health Care, Inc., the parent company of Cigna. The property was vacated in stages by Med Partners, a former sub-tenant of Cigna beginning in September 1998, but Med Partners continued to pay rent until December 1999. In December 1999, Cigna and Med Partners defaulted on the rent and the Company sued both Cigna and Med Partners to recover the delinquent rent payments. Furthermore, the Company received full possession of the building and re-leased the building to Autronics Corporation, a British-based electronics company. The lease with Autronics Corporation provides for monthly rent of $47,604 commencing July 1, 2001 with annual increases and expires on June 30, 2008. In January 2001, the Company settled its lawsuit with Cigna in exchange for a payment from Cigna totaling $4.1 million in settlement of all outstanding current and future amounts owed.

Coronado Plaza

     Coronado Plaza is a three-story, approximately 40,000 rentable square foot office and retail complex located in Coronado, California. The building is located on the beach across the street from the Hotel Del Coronado and the majority of the second and third floor suites have unobstructed ocean views. The building has subterranean parking for 96 vehicles plus street parking surrounding the entire property.

   Holy Cross Medical Plaza, Mission Hills

     The Holy Cross Medical Plaza is situated on approximately 2.6 acres of the 15-acre campus of Holy Cross Medical Plaza, a 316-bed hospital. The campus also includes the Villa de la Santa Cruz SNF, another MOB, a magnetic resonance imaging center, and an outpatient diagnostic center. Built in 1985, the Holy Cross Medical Plaza is a three-story, approximately 72,000 square foot MOB occupied primarily by medical and dental practitioners. A two-story parking structure and an open asphalt-paved lot can accommodate a total of 333 vehicles. The surrounding site is landscaped with grass, trees, shrubs and planter boxes.

   St. Joseph's Professional Building, Burbank

     The St. Joseph's Professional Building is a steel frame, brick-facade building, constructed in 1987, that features approximately 26,000 rentable square feet in two floors of office space over three levels of subterranean parking which can accommodate up to 100 vehicles. The building is located one-quarter of a mile from St. Joseph's Hospital and is directly across the street from the Walt Disney Company's world headquarters campus. Saint Joseph's Hospital includes 658 beds and is owned by the Sisters of Providence, an organization which owns other hospitals throughout North America.

   Lyons Avenue Medical Building

     The Lyons Avenue Medical Building is a two-story, approximately 48,000 rentable square foot MOB located in Valencia, California only 1/2 mile from the Henry Mayo Newhall Memorial Hospital. The building has subterranean parking and a two-story atrium entry. The building's excellent market position provides first class medical space for those doctors that do not need an association with the hospital.

   Tustin--MOB I

     The 14591 Newport Avenue building in Tustin, California is a two-story, approximately 18,000 rentable square foot MOB that was constructed in 1969 on a 1.2-acre site. The site is landscaped with grass lawns, shrubs, and trees and includes an asphalt-paved parking lot with approximately 105 parking spaces, representing a parking ratio of 5.8 parking spaces per 1,000 square feet of building area.

   Tustin--MOB II

     The 14642 Newport Avenue building in Tustin, California is a four-story, approximately 48,000 rentable square foot MOB, developed in 1985, that features a surgery center with three operating rooms, a pharmacy, and an industrial clinic on the first floor. Medical offices are located on all of the other floors.

   Regents Medical Center, La Jolla

     The Regents Medical Center is a three-story, approximately 65,000 rentable square foot MOB situated on approximately 2.6 acres in the University Town Center area of San Diego, near the University of California, San Diego. The building, which was constructed in 1989, has ground level retail spaces, two upper floors of medical offices, and subterranean and ground level parking that can accommodate a total of 285 vehicles.

   Pier One Retail Center

     The Pier One Retail Center is a one-story, 9,100 rentable square foot retail facility built by the Company in 1998 in Aliso Viejo, California. The building is 100% leased to Pier One Imports, Inc. for ten years on a triple net basis. The lease provides for monthly rent of $15,000.

   Pacific Park

     The Pacific Park building in Aliso Viejo, California is an approximately 23,000 rentable square foot MOB, developed by the Company in 1999. The building was completed in December 1999 and opened in January 2000. A major not-for-profit medical provider occupies 16,950 square feet (approximately 73.4%) of the rentable area of the building pursuant to a lease that provides for monthly rent of $35,000. The lease expires on December 31, 2009.

   San Pedro Medical Plaza

     The San Pedro Medical Plaza in San Pedro, California is an approximately 59,000 rentable square foot complex consisting of three MOBs. The buildings are located across the street from the San Pedro Peninsula Hospital and are situated on 7.85 acres incorporating a 383 space surface parking lot.

   1095 Irvine Boulevard, Tustin

     The 1095 Irvine Boulevard building in Tustin, California consists of approximately 10,000 rentable square feet and was redeveloped in 1995 as a primary health care center for physicians who are part of the St. Joseph Hospital of Orange health care network. The property is leased to St. Joseph Hospital, Inc. under a net lease with a 15-year term, which began in August 1995, and provides for annual cost of living rent escalations limited to 3%. The lease provides for monthly rent of $18,000 and expires on July 31, 2010.

   Santa Clarita Valley Medical Center

     The Santa Clarita Valley Medical Center in Valencia, California is an approximately 43,000 square foot complex consisting of four one-story MOBs and one two-story MOB. The buildings are located on the Henry Mayo Newhall Memorial Hospital Campus, the only regional hospital in the area. The campus includes a 241-bed medical center and another MOB. An adjacent parking lot can accommodate up to 435 vehicles. The buildings are subject to a 60-year ground lease which includes payments of $11,000 per month.

   Santa Clarita Valley Medical Center, Bldg F

     Building F at the Santa Clarita Valley Medical Center is a two-story, approximately 44,000 square foot MOB built by the Company in 1999. The building is located on the Henry Mayo Newhall Memorial Hospital Campus and is adjacent to the other five MOBs owned by the Company on the Hospital Campus. Building F is the premier medical office building in the Santa Clarita Valley area. The building is subject to a 60-year ground lease that includes payments of $11,000 per month.

ALF AND SNF PROPERTIES

SOUTHERN CALIFORNIA PROPERTIES
------------------------------

Pacific Gardens Santa Monica

     Pacific Gardens Santa Monica is a 92-unit, approximately 61,000 square foot, four-story ALF located in Santa Monica, California just two blocks from the beach. The building contains a 3-story, subterranean parking garage for 112 vehicles. The facility features a kitchen, 150-seat dining room, community room, TV lounges, library, beauty parlor and guest laundry areas on each floor. The facility is in close proximity to nearby shopping, restaurants and entertainment. Two major hospitals, Santa Monica Hospital Medical Center and St. John's Hospital are located within two miles of the property.

   The Arbors at Rancho Penasquitos

     The Arbors at Rancho Penasquitos is a 92-unit, approximately 52,000 square foot, three-story ALF located in Rancho Penasquitos, California. The building was originally built in 1988 as a Ramada Hotel. In 1998, the Company, in joint venture with Parsons House, LLC, purchased the property and converted it into The Arbors at Rancho Penasquitos. The facility opened in March 1999.

     Each unit contains approximately 360 square feet and includes a small kitchenette. The facility contains a kitchen, dining room, activity room and a lounge. The 2.07-acre property also has a parking lot that can accommodate up to 114 cars.

   Pacific Gardens Tarzana

     Pacific Gardens Tarzana is a two-story, 80-unit, approximately 44,000 square foot ALF located in Tarzana, California. The facility features a formal dining room, two living rooms, pharmaceutical services, daily maid service and personal laundry service.

   Prestige Assisted Living at Yorba Linda

     Prestige Assisted Living at Yorba Linda is a two story, 80-unit, approximately 50,000 square foot ALF located in Yorba Linda, California. The project is a joint venture between the Company and Prestige Care Inc., an experienced ALF operator. Construction began on the facility in October 1999 and was completed in the first quarter of 2002.

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

   Maryland Gardens II

     Maryland Gardens II is a 20-unit, approximately 30,000 square foot apartment complex acquired by the Company in May 1998. The building is located on a 1.0-acre lot adjacent to the Maryland Gardens SNF. The building, named the Winter Gardens Apartments, currently consists of residential tenants. The property also includes a 1.0-acre vacant parcel of land and a duplex building.

MARYLAND PROPERTIES
-------------------

     St. Thomas More Nursing and Rehabilitation Center is a 216-bed SNF located in Hyattsville, Maryland. The Company acquired the property in January 2002. The Company previously held a first deed of trust on the property. The property has been managed by FutureCare, Inc., a Maryland-based owner and operator of SNFs, since 1997.

MASSACHUSETTS PROPERTIES
------------------------

   Hampden Properties

   G&L Hampden, LLC, a wholly owned subsidiary of the Company, acquired three nursing home properties in Massachusetts on October 28, 1997 from Hampden Nursing Homes, Inc. ("HNH"), a nonprofit corporation. Lenox Healthcare, Inc. ("Lenox") managed the three facilities from October 1998 through December 1999. In November 1999, Lenox filed for bankruptcy protection. The Company immediately moved to replace Lenox as the manager of the nursing homes. In January 2000, the Company received the bankruptcy court's permission to replace Lenox as the manager and a new management firm, a subsidiary of Roush & Associates ("Roush"), was immediately retained. Since acquiring the properties from HNH, HNH has held the licenses necessary to operate the facilities. In March 2000, the Company successfully transferred the licenses to G&L Massachusetts, LLC, a subsidiary of the Operating Partnership. G&L Massachusetts, LLC subsequently leased the three facilities from the Company while Roush continued to manage them. The lease requires monthly payments of $175,000 net of property taxes, insurance and costs to maintain the facilities.

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

NEBRASKA PROPERTY
-----------------

   Parsons House on Eagle Run

     Parsons House on Eagle Run is an 89-unit ALF located in Omaha. The facility was built through a joint venture between the Company and Parsons House, LLC and was completed in October 1999. The facility features private suites, dining room service, housekeeping and laundry services, transportation and a wide range of activities for its residents. The facility staff includes licensed nurses and caregivers who provide assistance with medication, bathing and dressing twenty-four hours a day.

WASHINGTON PROPERTY
-------------------

   Pacific Care Center

     Pacific Care Center is a 112-bed SNF located in Hoquiam. Prestige Care, inc. a Vancouver, Washington-based owner and operator of ALFs, has managed this facility since April 1, 2000. On December 1, 2000, after obtaining the license to operate the facility, Prestige Care, Inc. signed a five-year lease with the Company.

LEASES

     MOB Properties

     As of January 31, 2002, the MOB Properties were approximately 97.0% leased. New leases and extensions are normally granted for a minimum of three to five years and provide for annual rent increases. Office tenants generally have gross leases whereby rents may be adjusted for a tenant's proportionate share of any increases in the cost of operating the building. However, the Company has recently been leasing office space with provisions for the tenants to pay all utility costs directly. Most retail tenants have net leases and pay their share of all operating expenses including property taxes and insurance. The following is a lease expiration table setting forth the number, square feet and associated annual rent for those leases expiring in future years.

                                    MOB PROPERTIES--LEASE EXPIRATIONS

                              Number of        Approximate                            % of
  Year of Lease                Leases          Total Rented                        Total Annual
    Expiration               Expiring /(1)/    Square Feet /(1)/    Annual Rent       Rent
---------------------       ---------------   ------------------   -------------  --------------

   2002...............            72               105,330          $ 3,211,000        13.9%
   2003...............            61                98,381            2,977,000        12.9%
   2004...............            53                98,277            2,907,000        12.6%
   2005...............            54                91,464            2,779,000        12.0%
   2006...............            64               122,859            4,190,000        18.1%
   2007...............            20                53,387            1,961,000         8.5%
   2008...............            15                95,446            1,862,000         8.1%
   2009...............            13                63,121            1,742,000         7.6%
   2010...............             7                30,132              809,000         3.5%
   2011...............             7                22,822              654,000         2.8%
   2012 or later......             0                   ---                  ---          ---
                                 ---               -------          -----------       ------
              Total              366               781,219          $23,092,000       100.0%
                                 ===               =======          ===========       ======

__________________________________________

/1)/ Does not include month-to-month leases or vacant space. There are 62 month-to-month tenants who occupy approximately 67,000 square feet of space and pay approximately $135,000 per month in rent.

     The Company was successful in obtaining lease renewals, achieving a weighted average renewal rate of approximately 83.0% on MOB leases that expired during 2001. Although there can be no assurance that this renewal level will be maintained, the Company believes this high renewal rate is due in part to the tendency of medical practitioners to continue to practice in the same space over a number of years. Also, the Company's tenants frequently invest large sums of money in equipment and fixtures for their offices. Furthermore, relocating a doctor's office can be disruptive to the patients who are familiar with the doctor's office location.

SENIOR CARE LOANS

     Lending Operations

     As of December 31, 2001, the Company had ten loans outstanding that total approximately $21.7 million before reserves of $4.5 million. The ten loans are described in the following paragraphs.

     In October 1999, the Company provided $1.65 million of bridge financing for a $9.0 million apartment complex located in Tulsa, Oklahoma. The apartment complex was purchased by G&L Realty Partners, LLC ("G&L Partners"), a company controlled by Joe Carroll, a former Company employee, in which the Company has no equity interest. G&L Partners sold the apartment complex in December 1999 through a tax-exempt bond offering to NVHF Park Chase, LLC ("NVHF"), a not-for-profit company. As part of its loan repayment, the Company received approximately $380,000 in cash. For the remaining balance, the Company received $1.26 million in tax-exempt, subordinated B-bonds from the offering. The tax-exempt bonds are due in December 2029 and bear interest at 8.75% per annum. In addition, the Company received a 10-year, 10%, $560,000 unsecured note from NVHF Affiliates, LLC, the parent company of NVHF. The Company is also the guarantor on a $300,000 letter of credit in favor of NVHF Affiliates, LLC.

     On June 17, 1996, the Company funded a $6.1 million loan for the acquisition of a SNF in Hyattsville, Maryland (the "St. Thomas More facility") by Heritage Care, Inc. ("Heritage Care"), a non-profit corporation. The Company received a first deed of trust on that facility and Carroll Manor, Inc. ("Carroll Manor"), the seller, received a second deed of trust which secured its $500,000 loan to Heritage Care. In addition to the $6.1 million, the Company made additional advances in 1997, totaling $2.6 million, to enable Heritage Care to meet its payroll and other current expenses necessary to remain in operation and thereby protect the value of the Company's security interest in the St. Thomas More facility. On March 31, 1999, the Company refinanced the $6.1 million loan, the $2.6 million in additional advances and all accrued interest into a $7.3 million,10-year, 12% promissory note secured by a first deed of trust on the St. Thomas More facility and a $2.7 million, 10-year, 12% unsecured promissory note. In September 1999, the Company purchased the $500,000 second deed of trust from Carroll Manor for $503,000, including all unpaid interest and late fees. In December 1999, the Company consolidated the $7.3 million first deed of trust and the $500,000 second deed of trust into an $7.8 million promissory note with the same terms and conditions as the previous $7.3 million promissory note. Principal and interest payments on the $7.8 million and the $2.7 million promissory notes due monthly total $135,000. In January 2002, Heritage Care obtained a new $11.9 million first deed of trust on the St. Thomas More facility and repaid the outstanding balances on the Company's two notes including accrued interest and other fees due. Immediately following the loan payoff, the Company purchased the outstanding stock of the subsidiary of Heritage Care that owned the facility. Upon obtaining title to the facility, the Company entered into a lease with FutureCare, Inc., an experienced Maryland operator of nursing homes that has been operating the facility for five years, to operate the facility.

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

     In addition to the notes discussed above, the Company had six other loans outstanding at December 31, 2001, with an aggregate face value of $6.8 million, excluding approximately $0.2 million of additional accrued, unpaid interest. The following is a summary of the six other loans as of December 31, 2001:

     . $150,000 note secured by second deed of trust, interest payable semiannually at a rate of 10.0% per annum. This note is fully reserved and currently in default.

     . $104,000 unsecured promissory note due July 1, 2000, interest payable at 10.0% per annum. This note is fully reserved and currently in default.

     . $1,000,000 unsecured promissory note due September 1, 2000, interest payable at 10.0% per annum. This note is fully reserved and currently in default.

     . $290,000 unsecured promissory note due April 11, 2003, interest payable at 10.0% per annum.

     . Two unsecured promissory notes totaling $5,240,000 due on October 31, 2011, interest payable at 30-day LIBOR plus 7.5% per annum. The borrowers on these two notes are Daniel M. Gottlieb and Steven D. Lebowitz, the Company's chief executive officer and president, respectively.

     As of December 31, 2001, the Company had reserves of $4.5 million for doubtful notes receivable. Management believes that $4.5 million is appropriate in relation to the status of the loans in the Company's portfolio as of March 31, 2002.

     GLN

     GLN was formed with Nomura Asset Capital Corp. ("Nomura") for the purpose of making short-term loans to third parties to purchase senior care facilities. Due to market conditions and other financial constraints, it does not appear likely that the Company or Nomura will use GLN to make future loans. As of December 31, 2001, GLN had one loan outstanding. In May 1997, GLN funded a secured loan of approximately $1.5 million to a limited partnership created to acquire a recreational vehicle ("RV") park in Florida for approximately $1.2 million. This loan bore interest at a rate of approximately 9.0% per annum and matured on May 1, 1999. The loan provided for monthly payments of interest only. As of December 31, 2001, the borrower was in default on the mortgage payments. In January 2002, the borrower sold the property for approximately $1.8 million and repaid GLN in full.

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

     In February 2000, the Operating Partnership filed a declaratory relief action in the New Jersey State Court seeking a determination that LaSalle National Bank ("LaSalle") did not have any rights against certain assets held by the Operating Partnership. In December 2001, the Operating Partnership entered a settlement agreement with LaSalle whereby it would pay LaSalle $1.1 million and assign certain claims in full satisfaction of any amounts owed by the Operating Partnership to LaSalle. The Operating Partnership paid the $1.1 million to LaSalle in January 2002.

     In November 1999, Landmark Healthcare Facilities, LLC ("Landmark") filed a lawsuit against Valencia, a subsidiary of the Company, entitled Landmark Healthcare Facilities, LLC v. G&L Valencia, LLC, case number 816391 in the Superior Court of the State of California, County of Orange, claiming that Landmark is entitled to approximately $600,000 plus interest under an agreement for the development of an MOB in Valencia, California. In December 1999, the Company filed a counter suit to recover approximately $400,000 plus interest that was already paid under the development agreement and for a judgment and declaration that all of Landmark's rights, title and interest in Valencia have been terminated or assigned to the Company. On July 5, 2001, the court issued a ruling in favor of the Company in an amount in excess of $900,000. In January 2002, the Company accepted a settlement offer for $310,000 to be paid off over 10 months.

     In January 2001, the Company settled a lawsuit with Cigna Healthcare, Inc and Cigna Healthcare of California ("Cigna") and received a settlement of $4.1 million. The settlement ended litigation against Cigna for delinquent rent under a lease for a MOB in Irwindale, California. Due to this settlement, the Company recorded lease termination income of $2.6 million in the first quarter of 2001.

     There are a number of stockholder class actions pending against the Company and its directors that arose out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company's common stock not then owned by them. The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of

California, County of Los Angeles, on December 4, 2000. A second suit, Abrons
v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. This suit was voluntarily dismissed without prejudice on June 7, 2001, and re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001. Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001. Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001. All these actions assert claims for breach of fiduciary duty and seek compensatory damages and other relief. The Lukoff, Abrons and Harbor Finance actions have been consolidated for all purposes, and the court has set a trial date of February 3, 2003. The Morse action has been stayed by stipulation of the parties subject to approval of the court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 24, 2001 the Company held its 2001 Annual Meeting of Stockholders. The items of business conducted at the meeting were the approval of the merger of G & L Acquisition, LLC, a Maryland limited liability company, and the Company, the election of directors and the ratification of the appointment of the Company's independent accountants.

              The voting for the approval of the merger of G & L Acquisition, LLC, a Maryland limited liability company, and the Company substantially on the terms set forth in the Agreement of Plan of Merger, dated as of May 10, 2001, as amended, was as follows:

         Votes For       Votes Against     Votes Abstained     Broker Non-Votes

         1,735,668             173,165               5,313              909,326

              The six directors elected at the Annual Meeting, to serve for the term ending at the next Annual Meeting of Stockholders or until their successors are duly elected and qualified or until they resign or are removed, were the following:

Name                          Votes For                Votes Withheld

Daniel M. Gottlieb            2,680,437                       143,035
Steven D. Lebowitz            2,680,437                       143,035
Richard L. Lesher             2,685,012                       138,460
Leslie D. Michelson           2,689,263                       134,209
Charles P. Reilly             2,689,263                       134,209
S. Craig Tompkins             2,689,263                       134,209

              The voting for the ratification of the appointment by the Board of Directors of Deloitte & Touche, LLP as independent accountants for the Company for the year ending December 31, 2001 was as follows:

         Votes For       Votes Against     Votes Abstained     Broker Non-Votes

         2,715,759              76,185              31,528                 0

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Until October 29, 2001, the Company's Common Stock was listed on the New York Stock Exchange under the symbol GLR. On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the "Merger"). G & L Acquisition, LLC is owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company's Common Stock was delisted from the New York Stock Exchange. As of March 29, 2002, the Company had two holders of its Common Stock.

         The table below sets forth the high and low sales prices of the Company's stock for each full quarterly period from January 1, 2000 to October 29, 2001 as reported by the New York Stock Exchange. The table also includes, on a per share basis, the quarterly cash distribution declared and paid to holders of the Company's Common Stock and Units for each of the last two fiscal years.

                                                    High     Low    Distribution
                                                  ------------------------------

2001    Fourth quarter (Through October 29).....  $ 13.50    12.05      0.205
        Third quarter ..........................    14.05    12.25      0.125
        Second quarter .........................    14.39    10.15      0.125
        First quarter ..........................    10.75     8.88      0.125

2000    Fourth quarter..........................     9.50     7.56      0.125
        Third quarter ..........................     7.94     6.63      0.125
        Second quarter .........................     9.00     7.25      0.125
        First quarter ..........................     9.56     8.63      0.125

______________________________

         The Company also paid monthly dividends to holders of the Company's Series A and Series B Preferred Stock on the fifteenth day of each month. Dividends are paid monthly at the rate of $2.56 and $2.45 per annum on shares of the Company's Series A and Series B Preferred Stock, respectively. Distributions on the Company's Series A and Series B Preferred Stock are senior to all classes of the Company's Common Stock. Subsequent to the Merger, the Company's Series A and Series B Preferred Stock is still outstanding and traded on the New York Stock Exchange.

ITEM 6.  CONSOLIDATED SELECTED FINANCIAL DATA

         The following table sets forth consolidated selected financial and operating information for the Company for each of the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The following information should be read in conjunction with all of the financial statements and notes thereto included in this Form 10-K. This data also should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The consolidated selected financial and operating data as of December 31, 2001, 2000, 1999, 1998 and 1997 and for each of the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from audited financial statements.

                                                                    Year ended December 31,
                                                    --------------------------------------------------------
                                                      2001        2000        1999        1998        1997
                                                    --------    --------    --------    --------    --------
                                                            (In thousands, except per share amounts)

Operating Data:
--------------
Revenues:
   Rental...................................         $26,797     $25,889     $27,928     $24,639     $20,307
   Patient revenues.........................          21,057      17,820          --          --          --
   Tenant reimbursements....................           1,894       1,495       1,275         781         707
   Parking .................................           1,502       1,273       1,148       1,501       1,439
   Interest and loan fees...................           2,801       2,532       2,797       4,517       4,322
   Net gain on sale of assets...............              --       1,263          --          --          --
   Other income.............................           4,484         573         398         254         274
                                                     -------      ------      ------     -------      ------
      Total revenues........................          58,535      50,845      33,546      31,692      27,049
                                                      ------      ------      ------      ------      ------

Expenses:
   Property operations......................           8,679       7,854       7,359       6,171       6,280
   Skilled nursing operations...............          19,004      16,548          --          --          --
   Depreciation and amortization............           6,063       6,015       5,690       4,597       3,570
   Interest.................................          13,472      13,802      12,393       8,683       9,088
   General and administrative...............           3,953       2,892       3,196       2,554       2,044
   Provision for doubtful accounts, notes
     and bonds receivable...................           1,004       2,288       2,210       5,603          --
   Impairment of long-lived assets                        --          --       6,400          --          --
   Corporate income tax expense.............              85          --          --          --          --
                                                      ------      ------      ------      ------      ------
      Total expenses........................          52,260      49,399      37,248      27,608      20,982
                                                      ------      ------      ------      ------      ------
   Income (loss) from operations before minority
     interests, equity in (loss) earnings of
     unconsolidated affiliates and extraordinary
     (losses) gains.........................           6,275       1,446      (3,702)      4,084       6,067
   Equity in earnings (loss) of unconsolidated
     affiliates.............................             205        (417)       (269)         80       1,195
   Minority interest in consolidated affiliates         (302)       (182)       (175)       (225)       (156)
   Minority interest in Operating Partnership             --         460       2,202         404        (545)
                                                      ------      ------     -------      ------      ------
   Income (loss)  before extraordinary gains
     (losses)...............................           6,178       1,307      (1,944)      4,343       6,561
   Extraordinary (losses) gains (net of minority
     interest)                                           (48)       (158)       (171)       --           --
                                                         ---        ----        ----      -----       -----
   Net income (loss)........................           6,130       1,149      (2,115)      4,343       6,561
   Dividends on preferred stock.............          (7,162)     (7,164)     (7,212)     (7,212)     (2,875)
                                                    ---------   ---------   ---------   ---------   ---------
   Net loss to common stockholders                   $(1,032)    $(6,015)    $(9,327)    $(2,869)    $(3,686)
                                                    =========   =========   =========   =========   =========

                                                    --------------------------------------------------------
                                                             At or for the Year ended December 31,
                                                    --------------------------------------------------------
                                                      2001        2000        1999        1998        1997
                                                    --------    --------    --------    --------    --------
                                                            (In thousands, except per share amounts)

Cash Flow Data:
--------------
Net cash provided by operating activities...        $16,075      $7,490      $8,708     $12,666      $9,045
Net cash used in investing activities.......         (2,809)       (373)    (12,330)    (51,094)    (49,534)
Net cash (used in) provided by financing            (14,018)    (11,871)      9,788      26,198      53,833
   activities

Balance Sheet Data:
------------------
Land, buildings and improvements, net.......        $166,009    $168,280    $180,367    $186,751    $139,082
Mortgage loans and bonds receivable, net....          11,976      11,244      16,026      12,101      14,098
Total investments...........................         177,985     179,524     196,393     198,852     153,180
Total assets................................         205,024     205,466     232,396     219,499     189,380
Total debt..................................         192,698     158,942     177,371     134,880      95,172
Total stockholders' equity..................             901      39,891      51,385      79,584      88,924

Other Data:
----------
Ratio of earnings to fixed charges and preferred
   dividends /(1)/..........................            0.95x       0.71x       0.53x       0.82x       1.36x
Ratio of funds from operations to fixed
   charges and preferred dividends /(2)/....            1.10x       0.91x       0.70x       1.05x       1.77x
Number of properties........................            42          40          45          36          25

___________________________________

/1)/ For purposes of these computations, earnings consist of net income plus fixed charges. Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing costs and preferred dividends paid to preferred stockholders during the period. The deficit of earnings to fixed charges and preferred dividends for the years ended December 31, 2001, 2000 and 1999 was $1,032,000, $6,015,000 and
     $9,327,000, respectively.
/2)/ For purposes of these computations, ratio of funds from operations to fixed charges consists of FFO as defined in note (1) on page 35 plus fixed charges and preferred dividends paid to preferred stock holders during the period. Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing costs and preferred dividends paid to preferred stockholders during the period. The deficit of funds from operations to fixed charges for the years ended December 31, 2000 and 1999 was $1,786,000 and $5,966,000, respectively.

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

ACQUISITION OF ALL OUTSTANDING SHARES OF COMMON STOCK

         On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the "Merger"). The Company was the survivor in the Merger. G & L Acquisition, LLC was owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company's Common Stock was delisted from the New York Stock Exchange.

     In order to fund the Merger and related transactions, Messrs. Gottlieb and Lebowitz obtained a loan from GMAC Commercial Mortgage Corporation ("GMAC") in the amount of $35 million (the "Loan"). Immediately following the completion of the Merger on October 29, 2001, the Operating Partnership became the borrower under the Loan. The Loan is for ten years and bears interest initially at the one month London Interbank Offered Rate ("LIBOR") plus 7.5%. The spread over LIBOR can be reduced to as low as 5.5% based on the outstanding balance on the Loan and if the Operating Partnership meets certain debt service covenant ratios. As interest rate protection, the Operating Partnership purchased a LIBOR cap on November 8, 2001 for $905,000 which caps the maximum LIBOR rate at 4.25% for five years in determining the interest due on the Loan.

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

     The Operating Partnership used $28.1 million of the Loan proceeds to fund the Merger consideration of $13.00 per share for each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz. In addition, $0.7 million was paid to the holders of options to purchase shares of Common Stock in exchange for cancellation of such options. The Operating Partnership loaned $5.2 million of the Loan proceeds to Messrs. Gottlieb and Lebowitz to fund the Tender Offer described in Footnote 13 to the Notes to the Consolidated Financial Statements and to repay $1.7 million of personal debt. The remaining Loan proceeds were used to purchase the LIBOR cap described above and to pay fees and other costs associated with the Loan.

     Immediately prior to the Merger, the Company created a new partnership named G&L Senior Care Partnership, L.P. (the "Senior Care Partnership") and the Operating Partnership transferred its interest in Maryland Gardens, GL/PHP, Hampden, Pacific Gardens, Hoquiam, Tarzana, Heritage, Massachusetts, Aspen, GLN, Penasquitos LLC, Penasquitos Inc., Eagle Run, Eagle Run Inc., Lakeview and Heritage to the Senior Care Partnership. In addition, the Operating Partnership also transferred its direct ownership of a 183-bed hospital in Tustin, California along with the debt secured by this property, a 20-unit apartment complex in Phoenix, Arizona and all of its outstanding mortgages and notes receivables to the Senior Care Partnership. The Tustin hospital was subsequently sold to its tenant, Pacific Health Corp., pursuant to its option to purchase the building. The creation of the Senior Care Partnership and the transfer of the Company's Non-MOB assets to this partnership were part of the terms and conditions of the Loan.

     Also immediately prior to the Merger, two of the limited partners of the Operating Partnership traded their limited partnership units back to the Operating Partnership in exchange for an increased limited partnership interest in the Roxbury Partnership. This exchange decreased the Operating Partnership's interest in the Roxbury Partnership from 61.75% to 32.81%

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 VERSUS THE YEAR ENDED DECEMBER 31, 2000

      Total revenues increased by $7.7 million, or 15%, from $50.8 million for the year ended December 31, 2000, to $58.5 million in 2001. Patient revenues relating to the skilled nursing facilities in which the Company currently owns the license to operate accounted for $3.2 million of this increase. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs comprising 383 beds owned by the Company and located in Hampden, Massachusetts. As a result of the license transfer, all of the assets, liabilities, revenues and expenses of these SNFs beginning March 15, 2000 are reflected in the consolidated financial statements of the Company. On April 1, 2000, the Company obtained the license to operate its SNF located in Phoenix, Arizona. For the nine months ended December 31, 2000, the assets, liabilities, revenues and expenses of this SNF were also included in the condensed consolidated financial statements of the Company. On January 1, 2001, the Company entered into a new lease with a new manager that entitles the Company to monthly lease payments. As a result of this new lease, the assets, liabilities, revenues and expenses of this SNF are no longer included in the condensed consolidated financial statements of the Company.

      Rents, tenant reimbursements and parking revenues increased by $1.5 million, or 5%, from a combined total of $28.7 million for the year ended December 31, 2000, to $30.2 million in 2001. During 2001, the Company increased the occupancy at its MOB properties by approximately 2% and increased its rental rates per the terms of its lease agreements resulting in an increase in rental revenues of approximately $1.8 million. In addition, new lease agreements at two of the Company's SNFs accounted for an increase of $0.8 million in rental revenue. These increases were offset by the loss of $0.7 million in rental revenue as a result of the termination of the lease at the Company's MOB located in Irwindale, California which the Company re-leased at a lower rental rate and an additional $0.4 million related to the loss of rental revenue from the SNFs discussed above in which the Company now owns the license to operate. Previously, the Company collected monthly rent for these facilities in the form of lease payments from the prior operator.

      Interest and loan fee income increased $0.3 million from $2.5 million for the year ended December 31, 2000 to $2.8 million in 2001. This increase was due to a $0.5 million increase in the fair-market-value of the LIBOR interest rate cap associated with the $35 million loan with GMAC and a $0.3 million increase related to an outstanding loan on a apartment complex development in Tustin, California. This increase was offset by a $0.2 million decrease in interest income related to the financing by the Company of an apartment complex located in Tulsa, Oklahoma. The remaining $0.3 million decrease is the result of the November 2000 repayment of a $3.1 million mortgage held by the Company on a SNF in El Centro, California.

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

      The Company recognized lease termination income in the amount of $2.6 million during 2001. This was related to the settlement of a lawsuit for delinquent rent, future rent and other amounts owed under a lease at the Company's MOB located in Irwindale, California. The Company sued the tenant, which had been in default on their rent since December 1999, to recover the delinquent rent payments as well as all future rent through the end of the lease which was to expire November 30, 2004. In January 2001, the Company received a settlement in the amount of $4.1 million. At the time of the settlement the total delinquent rent was approximately $1.5 million.

      Total expenses increased by $2.8 million, or 6%, from $49.4 million for the year ended December 31, 2000, to $52.2 million in 2001. The consolidation of the operating revenues and expenses of the three Hampden SNFs as of March 15, 2000 as discussed above accounted for $2.5 million of this increase in total expenses.

      Property operating expenses increased by $0.8 million, or 10%, from $7.9 million for the year ended December 31, 2000, to $8.7 million for the same period in 2001. This increase was due to additional utility, property tax and repairs and maintenance costs at the Company's MOB properties.

      Depreciation and amortization increased $0.1 million, or 2%, from $6.0 million for the year ended December 31, 2000, to $6.1 million for same period in 2001. A $0.2 million increase in depreciation and amortization on new building additions and leasing commissions acquired during 2001 was offset by a $0.1 million decrease in depreciation related to the foreclosure of the Company's six MOBs located in New Jersey during 2000.

      Interest expense decreased $0.3 million, or 2%, from $13.8 million for the year ended December 31, 2000 to $13.5 million in 2001. $0.9 million of this decrease is due to the August 2000 repayment of the Company's outstanding line of credit balance of $1.6 million as well as decreased interest payments on the Company's approximately $33 million of variable rate mortgage debt due to lower interest rates. This decrease was offset by a $0.6 million increase in interest expense resulting from the $35.0 million note payable obtained in order to fund the merger as described above under "Acquisition of all Outstanding Shares of Common Stock."

      General and administrative costs increased $1.1 million, or 38%, from $2.9 million for the year ended December 31, 2000, to $4.0 million for the same period in 2001. $0.7 million of this increase was related payments made to option holders whose exercise price was less than that of the price paid for the Company's common stock as a result of the merger. The remaining increase was attributed to the write-off of acquisition and construction costs associated with a discontinued development project as well as legal fees related to the Company's defense in its lawsuit with Landmark Health.

      Equity in earnings of unconsolidated affiliates increased $0.6 million for the year ended December 31, 2001 compared to the same period in 2000. This increase was primarily the result of increased occupancy rates at the facilities associated with the Company's 50% investment in Penasquitos LLC and the Company's 50% investment in Eagle Run Inc. In March 1999, The Arbors at Rancho Penasquitos, an ALF owned by the Company through Penasquitos LLC, commenced operations. The facility has been in a lease-up phase since opening in March 1999 and therefore had been producing a net loss. Eagle Run commenced operations in November 1999 and also had been producing a net loss. Occupancy rates at both facilities are increasing, thus decreasing the Company's loss associated with these properties. In addition, the Company's three MOBs located in San Pedro, California, in which the Company owns 50%, increased its net income by approximately $0.1 million in 2001.

      During 2000, the Company recorded an extraordinary loss on the early retirement of long-term debt in the amount of $0.2 million. This loss was a result of pre-payment fees and the write-off of deferred loan fees relating to the repayment of a $5.5 million loan secured by a 33,000 square foot MOB in Aliso Viejo, California. The building was sold to Hoag Memorial Hospital Presbyterian on January 25, 2000 for a price of $8.3 million. The Company used a portion of the proceeds to repay the $5.5 million loan. During 2001, the Company recorded an extraordinary loss on the early retirement of long-term debt in the amount of $0.1 million. This loss was the result of the write-off of deferred loan fees relating to the repayment of a $5.1 million loan secured by two of its properties located in Tustin, California.

      Net income increased $5.0 million from $1.1 million for the twelve months ended December 31, 2000 to $6.1 million in 2001. This increase was primarily due to the $3.2 million increase in patient revenues, the $3.9 million increase in other income, the $1.5 million increase in rents, tenant reimbursements and parking revenues, the $0.6 million increase in earnings from unconsolidated affiliates and the $1.1 million decrease in provisions for doubtful accounts and notes receivable. These were offset by a $2.5 million increase in skilled nursing operations, a $1.8 million increase in property operations, and a $1.1 million increase in general and administrative costs.

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

      Property operating expenses increased by $0.3 million, or 4%, from $7.6 million for the year ended December 31, 1999, to $7.9 million for the same period in 2000. Development projects completed by the Company during 1999 and 2000 accounted for $0.2 million of this increase while the acquisition of an ALF in Tarzana, California accounted for an additional $0.2 million. Additional legal fees related to the Hampden license transfer accounted for an additional $0.1 million. These increases were offset by a $0.2 million decrease in management and overhead expenses associated with a wholly owned subsidiary formed by the Company in November 1998 for the purpose of making loans to obtain healthcare facilities. This subsidiary ceased operations in April 1999.

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

     As of December 31, 2001, the Company's direct investment in net real estate assets totaled approximately $166.0 million, $4.6 million in joint ventures and $12.0 million invested in notes receivable. Total debt outstanding at year-end totaled $192.7 million.

      The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities. The MOB Properties produced approximately $7.6 million of net income before minority interests for the year ended December 31, 2001. The MOB Properties contain approximately 875,000 rentable square feet and, as of January 31, 2002, were approximately 97.0% leased to over 425 tenants with lease terms typically ranging from three to ten years. The ALF and SNF Properties produced approximately $0.9 million of net income for the year ended December 31, 2001. All of the ALF and SNF Properties are leased to operators who manage the facilities for the Company. All of the leases are for five years or less with non-credit tenants. In the event that the operators of these facilities are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facilities in order to keep them operating. If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions might be adversely affected.

      The Company's principal external sources of capital consist of various secured loans. As of December 31, 2001, the Company had secured loans outstanding of approximately $191.7 million and unsecured loans outstanding of approximately $1 million. The Company is currently negotiating to obtain a line of credit in the amount of $3 million to $6 million, however, no assurance can be given that the Company will be successful in obtaining a line of credit. The Company's ability to expand its MOB, ALF and SNF property operations requires continued access to capital to fund new investments. If the Company is unable to obtain access to new capital to fund new investments or to refinance its existing investments, the Company's ability to expand and even its ability to maintain its current level of distributions to its stockholders may be impaired. The Company may also consider selling some of its assets in the future in order to provide additional liquidity.

      During 2001, the Company received proceeds of $4.1 million related to the settlement of a lawsuit for delinquent rent, future and other amounts owed under a lease at the Company's MOB located in Irwindale, California. Total delinquent rent at the time of the settlement was approximately $1.5 million. The Company recorded lease termination income of $2.6 million in the first quarter of 2001 for the remainder of the proceeds. On February 21, 2001, the Company used the proceeds from a new $5.1 million loan secured by two of its properties located in Tustin, California to repay $5.0 million of outstanding loan balance of an existing $7.5 million short-term loan secured by three of its properties located in Tustin, California. This new loan bore interest at prime plus 1.00% and was due on February 21, 2002. In August 2001, the Company refinanced these two properties with a new $7.2 million loan and repaid the existing $5.1 million loan. The new loan bears interest at 7.51% and is due in August 2011. On June 29, 2001, Pacific Health Corporation, the tenant at the Company's 101,000 square foot hospital located in Tustin, California, exercised its option to purchase the building for $4.9 million. The Company received a deposit in the amount of $0.2 million with the remaining proceeds to be received in January 2002. In January 2002, the Company sold the hospital to Pacific Health Corporation for $4.9 million and repaid an outstanding loan on the hospital for $2.3 million.

     On October 29, 2001, in connection with the Merger, the Operating Partnership borrowed $35 million from GMAC. The Loan is for ten years and bears interest initially at the one month LIBOR rate plus 7.5%. The spread over one month LIBOR can be reduced to as low as 5.5% based on the outstanding balance on the Loan and if the Operating Partnership meets certain debt service covenant ratios. As interest rate protection, the Operating Partnership purchased a LIBOR cap on November 8, 2001 for $905,000 which caps the maximum one month LIBOR rate at 4.25% for five years in determining the interest due on the Loan. Per the terms of the Loan, any net proceeds from the refinancing of any of the Company's MOB properties must be used to repay the outstanding principal on the Loan.

     The Operating Partnership used $28.1 million of the Loan proceeds to fund the Merger consideration of $13.00 per share for each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz. In addition, $0.7 million was paid to holders of options to purchase shares of Common Stock in exchange for the cancellation of such options. The Operating Partnership loaned $5.2 million of the Loan proceeds to

Messrs. Gottlieb and Lebowitz to fund the Tender Offer described in Footnote 13 of the Notes to the Consolidated Financial Statements and to repay $1.7 million of personal debt. The remaining Loan proceeds were used to purchase the LIBOR cap described above and to pay fees and other costs associated with the Loan.

      The Company declared a quarterly distribution payable to holders of the Company's Common Stock for the first, second, and third quarters of 2001 in the amount of $0.125 per common share and distributions of $0.205 per common share for the fourth quarter of 2001. These distributions were paid on April 15, July 15, October 15 and January 15 to stockholders of record on March 31, June 30, September 30 and December 31, respectively. The Company also paid monthly dividends of $0.6 million to holders of the Company's Preferred Stock on the fifteenth day of each month during the first, second, third and fourth quarters to holders of record on the first day of each month. The Company distributed dividends of $1.2 million to holders of the Company's Common Stock during 2001 while the Company's FFO was $1.6 million for the same period. While the Company's FFO in 2001 was sufficient to satisfy the Company's distributions to its stockholders in 2001, no assurance can be given that the Company will continue to produce sufficient cash flow to maintain its current level of distributions to its stockholders. Subsequent to the Merger, the Company is highly-leveraged and the Company's scheduled debt payments may affect the Company's ability to make distributions to its stockholders.

      While the Company is highly-leveraged, the Company expects to continue meeting its short-term liquidity requirements through its working capital and cash flow provided by operations. The Company also expects to maintain stockholder distributions in accordance with REIT requirements, although no assurances can be given that the current level of distributions will be maintained. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings and the sale of assets.

Historical Cash Flows

     The Company's net cash from operating activities increased $8.6 million, or 115%, from $7.5 million for the year ended December 31, 2000 to $16.1 million for the same period in 2001. The increase is due primarily to a $4.8 million increase in net income, a $4.4 million decrease in the increase of tenant rent and reimbursements receivable, a $1.3 million decrease in net gain on sale of assets and a $0.6 million increase in minority interests. These were offset by a $1.3 million decrease in provisions for doubtful accounts and notes receivables and a $1.5 million increase in accrued interest receivable.

     Net cash used in investing activities increased $2.4 million from $0.4 million for the year ended December 31, 2000 to $2.8 million for the same period in 2001. The increase was primarily due to an $8.8 million decrease in the sale of real estate assets, a $2.9 million decrease in principal payments received from notes and bonds receivable, a $0.6 million increase in pre-acquisition costs and a $0.3 million increase in leasing commissions. These were offset by a $10.4 million decrease in purchases of real estate assets.

     Net cash flows used in financing activities increased $2.1 million from $11.9 million for the twelve months ended December 31, 2000, to $14.0 million for the same period in 2001. The increase was due primarily to a $33.1 million increase in repurchases of the Company's common stock and a decrease of $3.6 million in the decrease of restricted cash as well as a $3.1 million increase in deferred loan costs. This was offset by a $38.0 million increase in notes payable proceeds.

Debt Structure

     As of December 31, 2001, the Company had twenty-three loans totaling $192.7 million. The terms of these loans are described below.

     In August 1995, the Company borrowed $30.0 million from Nomura for ten years at a fixed rate of 7.89%. As of December 31, 2001, the outstanding balance under this loan was approximately $27.1 million, requiring monthly principal and interest payments of approximately $229,000 (25-year amortization), and will have a balance of $24.7 million on August 11, 2005, when the note is due. Pursuant to the loan agreement, the Company has the option to prepay this loan at any time upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under the note. No prepayment premium is required during the 90-day period prior to the note's due date. The properties located at 405 North Bedford, 415 North Bedford, 416 North Bedford and 435
North Bedford have been pledged as security for this note.

     During 1996, the Company borrowed $35.0 million from Nomura for ten years at a fixed rate of 8.492%. This note had an outstanding balance of approximately $32.6 million as of December 31, 2001, requires monthly principal and interest payments of approximately $282,000 (25-year amortization), and will have a balance of $29.4 million on August 11, 2006, when the note is due. Pursuant to this loan agreement, the Company has the option to prepay this loan at any time after August 30, 1999 upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under this note. The Sherman Oaks Medical Plaza, Regents Medical Center, Cigna HealthCare Building and the 436 North Bedford Drive MOB have been pledged as security for this note.

     During the fourth quarter of 1999, the Company obtained a $13.92 million loan from GMAC Commercial Mortgage Corp. ("GMAC") secured by the Hampden Properties and repaid the existing $6.0 million Nomura loan. The loan bears interest at LIBOR plus 2.75% and requires monthly principal and interest payments of approximately $122,000. The loan, which matures on October 1, 2002 is also guaranteed by the Company. As of December 31, 2001 the outstanding balance on this loan was $13.5 million.

     On April 22, 1998, 435 North Roxbury Drive, Ltd. (the "Roxbury Partnership"), of which the Operating Partnership is the sole general partner with an ownership interest of 32.81%, refinanced the 435 North Roxbury Drive property. The Roxbury Partnership refinanced the property with a new $7.83 million loan from Tokai Bank of California ("Tokai"). The Roxbury Partnership repaid the remaining balance on the old loan of $7.5 million with the new loan, which bears interest at a fixed rate of 7.05% and is due on April 1, 2008. This loan, which had an outstanding balance of $7.4 million as of December 31, 2001, requires monthly principal and interest payments of approximately $56,000 (25-year amortization), and will have a balance at maturity of $6.2 million. The 435 North Roxbury Drive property has been pledged as security for this loan.

     On April 22, 1998, the Company borrowed an additional $12.7 million from Tokai at a fixed rate of 7.05%. On June 1, 1998, the Company began making monthly principal and interest payments on these loans of approximately $91,000 (25-year amortization). These notes, which will have a balance at maturity of $10.0 million, are due on April 1, 2008. As of December 31, 2001, the balance on these notes was $11.9 million. These notes consist of three separate first deeds of trust and are not cross-collateralized. The Holy Cross Medical Plaza, the St. Joseph's Medical Office Building and the Tustin Medical Plaza have been pledged as security for these loans.

     On June 30, 1998, the Company, through GLH Pacific Gardens, LLC, acquired Pacific Gardens, a 92-unit senior care facility in Santa Monica, California for $11.2 million. Of this amount, GLH Pacific Gardens, LLC borrowed $8.5 million from GMAC at an interest rate of 30-day LIBOR plus 2.35%. The note required monthly interest-only payments. In August 1999, the Company refinanced this mortgage with an $11.4 million 35-year HUD loan at an interest rate of 8%. The loan requires monthly principal and interest payments of approximately $77,000. As of December 31, 2001, the unpaid balance on this loan was $11.2 million.

     On August 6, 1998, the Company acquired a 110-bed skilled nursing facility in Hoquiam, Washington for $3.3 million. Of this amount, the Company borrowed $2.5 million from GMAC at a fixed rate of 7.49%. On October 1, 1998, the Company began making monthly principal and interest payments of approximately $18,000 (25-year amortization). This note, which will have a balance at maturity of $2.0 million, is due on September 1, 2008. The Pacific Care Center has been pledged as security for this note. As of December 31, 2001, the unpaid balance on this note was $2.3 million.

     On December 22, 1998, the Company acquired a 49,000 square foot MOB in Valencia, California for $7.4 million. Of this amount, the Company borrowed $5.2 million from The Life Insurance Co. of Virginia at a fixed rate of 6.75%. On February 1, 1999, the Company began making monthly principal and interest payments of approximately $38,000 (25-year amortization). This note, which will have a balance at maturity of $0.9 million, is due on January 1, 2019. The Lyons Avenue Medical Building has been pledged as security for this note. As of December 31, 2001, the unpaid balance on this note was $4.8 million.

     On December 31, 1998, the Company acquired a 40,000 square foot office and retail complex in Coronado, California for $9.5 million. Of this amount, the Company borrowed $7.5 million from GMAC at a fixed rate of 6.90%. On February 10, 1999, the Company began making monthly principal and interest payments of approximately $50,000 (25-year amortization). This note, which will have a balance at maturity of $6.4 million, is due on December 11, 2008. The Coronado Plaza has been pledged as security for this note. The unpaid balance on this note was $7.3 million as of December 31, 2001.

     On June 30, 1999, the Company obtained a $1.44 million loan from American United Life Insurance Company. The loan, which is secured by the Pier One Retail Center in Aliso Viejo, California, bears interest at a rate of 7.375% and is due on July 1, 2009. On July 1, 1999, the Company began making monthly principal and interest payments of approximately $11,000. As of December 31, 2001, the unpaid balance on this note was $1.4 million.

     On July 2, 1999, the Company obtained a $10 million long-term loan secured by its six building portfolio of MOBs located at the Henry Mayo Newhall Hospital campus in Valencia, California. The Company used $5.0 million of the total proceeds to repay a short-term loan secured by these buildings while an additional $2.5 million was escrowed by the lender until the Company meets certain occupancy thresholds at the collateralized buildings. In April 2000, the lender released to the Company $1.25 million of these escrow funds. The remaining $1.25 milion was released to the Company in July 2000. The loan, which is due on July 1, 2009, bears an interest rate of 6.85% and had an unpaid balance of $9.5 million as of December 31, 2001.

     On July 26, 1999, the Company obtained a $7.5 million short-term loan secured by three of its properties located in Tustin, California, at an interest rate of prime plus 0.75%. The loan is also guaranteed by the Company. On August 1, 1999, the Company began making monthly principal and interest payments of approximately $64,000. A $5.0 million principal payment was due on January 21, 2001 and the remaining balance is due on January 21, 2002. On February 21, 2001, the Company repaid $5.0 million of the outstanding loan balance using the proceeds from a new $5.1 million loan secured by two of its properties located in Tustin, California. The new loan bore interest at prime plus 1.00% and was due on February 21, 2002. The loan had an unpaid balance of $2.3 million as of December 31, 2001. The loan was repaid in January 2002 using the proceeds from the sale of the hospital that secured the loan.

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

     On December 21, 1999, the Company obtained a loan in the amount of $8.5 million from GMAC secured by its first deed of trust on a SNF located in Hyattsville, Maryland. The loan is also guaranteed by the Company. The loan, which bears interest at LIBOR plus 2.75%, is due on July 1, 2001. On February 1, 2000, the Company began making monthly principal and interest payments of approximately $71,000. As of December 31, 2001 the unpaid balance on this loan was $8.3 million. This loan was repaid in January 2002.

     In January 2000, as part of its acquisition of a $10.3 million, 80-unit ALF in Tarzana, California, the Company assumed one loan totaling $5.75 million and obtained two other loans totaling $1.75 million. The Company assumed a $5.75 million note secured by the ALF at an interest rate of 8.3%. The note, which is due in 2006, had an outstanding balance of $5.5 million as of December 31, 2001. The Company also obtained a $0.95 million note collateralized by a second deed of trust on the ALF bearing interest at 8.5%. As of December 31, 2001, the unpaid balance of this note was $0.93 million. Finally, the Company obtained a $0.8 million unsecured note which bears interest at a rate of 7.5% and is due in 2006. As of December 31, 2001, the unpaid balance on this note was $0.8 million.

     In July 2000, the Company obtained a $2.0 million line of credit secured by the accounts receivable at the Company's three SNFs located in Massachusetts. The line of credit is guaranteed by the Company. The line of credit bears interest at prime plus 2.0% and is due on July 13, 2003. The unpaid balance on this line of credit was $1.4 million as of December 31, 2001.

     In August 2001, the Company obtained a loan in the amount of $7.2 million from Deutsche Bank secured by two of its properties located in Tustin, California. The proceeds were used to repay an existing $5.1 million first deed of trust. The loan bears interest at 7.51% and is due in August 2011. As of December 31, 2001, the unpaid balance on this note was $7.2 million.

     On October 29, 2001, in connection with the Merger, the Operating Partnership borrowed $35 million from GMAC. The Loan is for ten years and bears interest initially at the one month LIBOR rate plus 7.5%. The spread over one month LIBOR can be reduced to as low as 5.5% based on the outstanding balance on the Loan and if the Operating Partnership meets certain debt service covenant ratios. As interest rate protection, the Operating Partnership purchased a LIBOR cap on November 8, 2001 for $905,000 which caps the maximum LIBOR rate at 4.25% for five years in determining the interest due on the Loan. Per the terms of the Loan, any net proceeds from the refinancing of any of the Company's MOB properties must be used to repay the outstanding principal on the Loan. As of December 31, 2001, the unpaid balance on this note was $34.9 million.

Capital Commitments

     As of March 30, 2002, the Company was under contract, through a joint venture, to purchase a SNF in Massachusetts for approximately $6.5 million. The Company expects to fund approximately $0.75 million in order to acquire this property through a joint venture with Radius Development Ring, LLC who will operate the facility upon its acquisition by the joint venture.

Financing Policies

     To the extent that the Board of Directors of the Company decides to seek additional funding, the Company may raise such capital using various means, including retention of internally generated funds (subject to the distribution requirements in the Code with respect to REITs), existing working capital and possibly the issuance of additional debt (secured or unsecured) or any combination of the above. It is anticipated that borrowings will continue to be made through the Operating Partnership and Senior Care Partnership or other entities, although the Company may also incur indebtedness that may be re-borrowed by the Operating Partnership or the Senior Care Partnership on the same terms and conditions as are applicable to the Company's borrowing of such funds. Except as required pursuant to existing financing agreements, the Company has not established any limit on the number or amount of mortgages or unsecured debt that may be placed on any single property or on its portfolio as a whole.

     The Board of Directors of the Company also has the authority to cause the Operating Partnership or the Senior Care Partnership to issue additional Units in any manner (and subject to certain limitations in the Partnership Agreement on such terms and for such consideration) as it deems appropriate and may also decide to seek financing for the purposes of managing the Company's balance sheet by adjusting the Company's existing capitalization. The refinancing of the Company's balance sheet may entail the issuance and/or retirement of debt, equity or hybrid securities.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000 and requires all derivatives to be recorded on the balance sheet at fair value as either assets or liabilities depending on the rights or obligations under the contracts. SFAS 133 also establishes new accounting methodologies for the following three classifications of hedges: fair value, cash flow and net investment in foreign operations. The adoption of SFAS 133 on January 1, 2001 did not have a material impact on the Company's financial position or results of operations.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS No. 142 will be effective in January 2002. SFAS No. 141 prohibits the use of pooling-of-interests method, requiring all business combinations to be accounted for using the purchase method of accounting. SFAS No. 142 discontinues the practice of amortizing goodwill and other intangible assets and requires the periodic review of intangible assets for impairment. The Company's adoption of these new standards is not expected to have a material impact on the Company's financial position or results of operations.

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

FUNDS FROM OPERATIONS

     Industry analysts generally consider FFO to be an appropriate measure of the performance of a REIT. The Company calculates FFO as defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is calculated to include the minority interests' share of income since the Operating Partnership's net income is allocated proportionately among all owners of Operating Partnership Units. The number of Operating Partnership Units held by the Company is identical to the number of outstanding shares of the Company's Common Stock, and owners of Operating Partnership Units may, at their discretion, convert their Units into shares of Common Stock on a one-for-one basis.

     The Company believes that, in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for each of the four quarters and the year ended December 31, 2001 for the Operating Partnership:

                                            G&L REALTY CORP.
                                         FUNDS FROM OPERATIONS
                          FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 2001

                                                           2001 Fiscal Quarter                     Year
                                         ----------------------------------------------------   -----------
                                               1st          2nd          3rd          4th          2001
                                         -------------  -----------  -----------  -----------   -----------
                                                        (In thousands, except per share data)
Funds from Operations /(1)/:
---------------------------
Net income                                 $     3,433   $      693   $      606   $    1,398      $  6,130
Minority interest in Operating                     ---          ---          ---          ---          ---
                                                ------       ------       ------       ------        -----
     Partnership
Operating Partnership income                     3,433          693          606        1,398         6,130
Depreciation of real estate assets               1,272        1,292        1,326        1,351         5,241
Amortization of deferred lease costs                67           65           74           74           280
Lease termination income                        (2,613)         ---          ---          ---        (2,613)
Extraordinary loss on early retirement
   of long-term debt                               ---          ---           48          ---            48
Depreciation of real estate assets
   from unconsolidated affiliates                   70           73           73           74           290
Adjustment for minority interest in
   consolidated affiliates                         (40)         (40)         (43)         (51)         (174)
Dividends paid on preferred stock               (1,790)      (1,791)      (1,790)      (1,791)       (7,162)
                                                ------       ------       ------       ------       -------
Operating Partnership funds from
   operations                                      399          292          294        1,055         2,040
Minority interest in Operating
   Partnership                                     (84)         (62)         (32)         (31)         (209)
                                                  ----         ----         ----         ----         -----
     Funds from operations                 $       315   $      230   $      262   $    1,024    $    1,831
                                           ===========   ==========   ==========   ==========    ==========

Dividends declared                         $     0.125   $    0.125   $    0.125   $    0.205    $     0.58
Dividends paid on Common Stock                     292          292          359          146         1,089
Pay-out ratio                                    92.7%       126.9%       137.0%        14.3%         59.5%

Additional Data
---------------
Cash Flows:
-----------
     Operating activities                        5,898          715        2,401        7,061        16,075
     Investing activities                         (831)        (439)      (1,898)         359        (2,809)
     Financing activities                       (3,840)      (2,953)        (572)      (6,653)      (14,018)

Capital Expenditures:
---------------------
     Building improvements                         215          109           97          129           550
     Tenant improvements                           578          388        1,445          358         2,769
     Furniture, fixtures & equipment                67           35           64           80           246
     Leasing commissions                           178          165           87           58           488

Depreciation and Amortization:
------------------------------
     Depreciation of real estate assets          1,272        1,292        1,326        1,351         5,241
     Depreciation of non-real estate
        assets                                     121          125          122          121           489
     Amortization of deferred lease costs           67           65           74           74           280
     Amortization of deferred
        licensing costs                             13           13           14           13            53
     Amortization of capitalized
        financing costs                            170          178          167          188           703

Rents:
------
     Straight-line rent                          6,581        6,509        6,867        6,839        26,796
     Billed rent                                 6,657        6,514        6,911        6,985        27,067

______________________________
/1)/   FFO represents net income (computed in accordance with GAAP, consistently applied), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company's operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The primary risk inherent in the Company's market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of December 31, 2001, approximately 32% of the Company's notes payable bear interest at a rate indexed to the one-month LIBOR rate or Prime Rate. The tables below provide information as of December 31, 2001 and 2000 about the Company's long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of December 31, 2001 and 2000.

                                                                                                             Fair Market
                                                   PRINCIPAL MATURING IN:                                        Value
                                --------------------------------------------------------------
                                                                                                               December
                                  2002      2003      2004       2005        2006     Thereafter    Total      31, 2001
                                  ----      ----      ----       ----        ----     ----------    -----      --------
                                                      (in thousands)

Liabilities:
Mortgage debt:
    Fixed rate                   $2,275    $2,458    $2,637     $34,122    $31,418     $57,065    $129,975     $139,944
    Average interest rate         7.78%     7.78%     7.78%       7.78%      7.75%       7.34%       7.78%

    Variable rate                23,905     5,589     1,542       1,542      1,542      27,163      61,283       72,503
    Average interest rate         7.34%     7.34%     7.34%       7.34%      7.34%       7.34%       7.34%

Line of credit:
    Variable rate                 1,440                                                              1,440        1,440
    Average interest rate          7.0%                                                               7.0%

                                -------   -------   ------     --------   --------    --------   ---------     --------
                                $27,620    $8,047    $4,179     $35,664    $32,960     $84,228    $192,698     $213,887
                                =======   =======   =======    ========   ========    ========   =========     ========

       The Company's future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of December 31, 2001, a 1% increase in the LIBOR rate would decrease future earnings by $613,000, future cash flow would not be affected. A 1% decrease in the LIBOR rate would increase future earnings by $613,000, future cash flow would not be affected. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company's debt.

                                                                                                            Fair Market
                                                   PRINCIPAL MATURING IN:                                      Value
                                --------------------------------------------------------------
                                                                                                             December 31,
                                  2001      2002      2003      2004       2005    Thereafter      Total       2000
                                  ----      ----      ----      ----       ----    ----------      -----       ----
                                                      (in thousands)
Liabilities:
Mortgage debt:
    Fixed rate                   $1,976    $2,145     $2,307    $2,475     $33,907    $71,432    $114,242    $105,337
    Average interest rate         7.73%     7.73%      7.73%     7.73%       7.73%      7.73%       7.73%

    Variable rate                 8,818    22,947         88        95         103     10,852      42,903      42,903
    Average interest rate         9.32%     9.32%      9.32%     9.32%       9.32%      9.32%       9.32%

Line of credit:
    Variable rate                 1,797                                                             1,797       1,797
    Average interest rate        11.50%                                                            11.50%

                                -------   -------    -------   -------    --------   --------   ---------   ---------
                                $12,591   $25,092     $2,395    $2,570     $34,010    $82,284    $158,942    $150,037
                                =======   =======    =======   =======    ========   ========   =========   =========

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company's directors as of March 31, 2002, based on information furnished to us by each director.

                                                                                                       Director
Name                             Age        Position                                                   Since
----                             ---        --------                                                   -----
Daniel M. Gottlieb               61         Chief Executive Officer, Co-Chairman of the                1993
                                            Board and Director
Steven D. Lebowitz               61         President, Co-Chairman of the Board and Director           1993
Richard L. Lesher                68         Director                                                   1993
Charles P. Reilly                59         Director                                                   1993
S. Craig Tompkins                51         Director                                                   1993

     The following is a biographical summary of the experience of our directors.

     Mr. Gottlieb is our Chief Executive Officer and Co-Chairman of our board and has held these positions since we commenced operations in 1993. Mr. Gottlieb co-founded G & L Development in 1976 and has been a general partner of G & L Development and active in commercial real estate management and development since that time. Mr. Gottlieb received his B.A. with honors from the University of Southern California and earned a J.D. from Boalt Hall School of Law at the University of California at Berkeley. Prior to forming G & L Development, Mr. Gottlieb first served as a Los Angeles County Deputy District Attorney and later entered private practice specializing in real estate law and business management. Mr. Gottlieb has also served on the board of directors of the United States Chamber of Commerce, Washington, D.C. since February 1996.

     Mr. Lebowitz is our President and Co-Chairman of our board and has held these positions since we commenced operations in 1993. Mr. Lebowitz is the co-founder and a general partner of G & L Development and has been active in the development, management and ownership of a wide range of real estate properties since 1968. Mr. Lebowitz received a B.S. in Accounting from the University of Southern California, where he also received his MBA with highest honors in 1965. From 1962 to 1964, Mr. Lebowitz worked for Deloitte & Touche, LLP and was licensed as a Certified Public Accountant in 1964. From 1965 to 1968, Mr. Lebowitz worked with the U.S. Department of Commerce and the Brookings Institution in Washington D.C. Mr. Lebowitz served on the board of directors of the United States Chamber of Commerce, Washington, D.C. from 1989 to 1994.

     Dr. Lesher has served as our director since we commenced operations in 1993. Dr. Lesher is currently retired. Dr. Lesher was President of the United States Chamber of Commerce, Washington D.C. from 1975 to 1997, and was a member of its board of directors from 1975 to 1997. He served on numerous committees of the board, including the executive and budget committees. In addition, Dr. Lesher is a member of the board of directors of World Heart Corporation (Ottawa, Canada), an artificial heart research and development company and AIT Corporation, a high-tech company. Dr. Lesher received a B.B.A. from the University of Pittsburgh in 1958, a M.S.

from Pennsylvania State University in 1960 and a D.B.A. from Indiana University in 1963 and holds four Honorary Doctorates.

     Mr. Reilly has served as our director since we commenced operations in 1993. Mr. Reilly is the managing general partner of Shamrock Investments, 2049 Century Park East, Suite 3300, Los Angeles, CA 90067, an investment and merchant banking firm that specializes in the health care industry. Prior to forming Shamrock Investments in 1987, Mr. Reilly served as Senior Executive Vice President and Chief Development Officer for American Medical International, Inc. In this position, Mr. Reilly was responsible for growth through the acquisition and development of new health care facilities and related business in the United States and abroad. Mr. Reilly was a member of American Medical International's board of directors and served on its finance, management, and executive committees. Mr. Reilly is the former Chairman of the board of directors of Dynamic Health, Inc., an owner/operator of acute care hospitals, the former Chairman of the board of directors of Paragon Ambulatory Surgery Centers, Inc., an owner/operator of freestanding ambulatory surgery centers, and the former Chairman of the board of directors of PHP Healthcare Corp., a managed care provider. Mr. Reilly holds a law degree from the University of Pennsylvania and a bachelor's degree in accounting and finance from Pennsylvania State University. He has served as a director, trustee, and governing council member of the Federation of American Healthcare Systems, the National Committee for Quality Health Care and the American Hospital Association and is a past President of the Beverly Hills Chamber of Commerce.

     Mr. Tompkins has served as our director since we commenced operations in 1993. Mr. Tompkins also serves as the Chairman of our Company's Audit and Strategic Planning Committees. Mr. Tompkins is the Vice Chairman of Reading International, Inc. (AMEX symbols RDLA and RDLB) a publicly traded company principally engaged in the development and operation of cinemas and live theaters in the United States, Australia, New Zealand and Puerto Rico, and in real estate development in Australia and New Zealand. Reading International is the product of the consolidation at the end of 2001 of three public companies:
Craig Corporation, Reading Entertainment and Citadel Holding Corporation. Prior to the consolidation, and for more than the past five years, Mr. Tompkins has been the President and a Director of Craig Corporation, the Vice Chairman and Corporate Secretary of Reading Entertainment, and the Vice Chairman and Corporate Secretary of Citadel Holding Corporation. Prior to the consolidation, Craig's shares traded on the New York Stock Exchange, Reading's share traded on the American Stock Exchange, and Citadel's shares traded on the NASDAQ Stock Market. During the period April 2000 to December 31, 2001, Mr. Tompkins was also as a Director of Fidelity Federal Bank, FSB, where he served on the Bank's audit and compensation committees. Mr. Tompkins also served on the special board committee which oversaw the sale of the Bank, which closed on December 31, 2001. Prior to joining Craig and Reading in 1993, Mr. Tompkins was a partner specializing in corporate and real estate law in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins holds a bachelor's degree from Claremont McKenna College and a J.D. from Harvard Law School.

     The following table sets forth the names, ages and positions of each of our executive officers.

                                                                                                  Officer
Name                       Age         Position                                                     Since
----                       ---         --------                                                     -----
Daniel M. Gottlieb         61          Chief Executive Officer, Co-Chairman of the Board            1993
Steven D. Lebowitz         61          President, Co-Chairman of the Board                          1993
John H. Rauch              71          Senior Vice President, Operations                            1996
David E. Hamer             28          Vice President, Chief Accounting Officer, and                1998
                                       Secretary

     The following is a biographical summary of the experience of our executive officers. For the biographical summary of the experience of Messrs. Gottlieb and Lebowitz, see the biographical summary of the experience of our directors.

     Mr. Rauch has been our Senior Vice President, Operations since 1996. Mr. Rauch is responsible for the asset management of all our medical office buildings. From 1975 to 1996 he was founder and President of Camden Consultants, Inc., an economic consulting firm providing clients with real estate and corporate planning information. Mr. Rauch had been a consultant to our company from 1985 to 1996. Mr. Rauch received his law degree from the University of Southern California with honors in 1961 and his bachelor's degree in economics from the University of California, Los Angeles in 1954.

      Mr. Hamer has been our Controller and Chief Accounting Officer since 1998. The board of directors elected Mr. Hamer as a Vice President in March 2000 and as Secretary in May 2001. Mr. Hamer worked for Deloitte & Touche, LLP, 350 South Grand Avenue, Suite 200, Los Angeles, California, 90071, from 1995 to 1998 specializing in real estate. He graduated from the University of California, Los Angeles in 1995 with a Bachelor of Arts degree in political science and a specialization in business administration. Mr. Hamer is a registered Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to our chief executive officer and our three other most highly compensated executive officers whose cash compensation exceeded $100,000 during the year ended December 31, 2001 (collectively, the "Named Executive Officers"). We did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the year ended December 31, 2001.

                                                                                               Long Term
                                                                                              Compensation
                                                                                                 Awards
                                                            Annual Compensation                Securities
                                 Fiscal Year             ----------------------------          Underlying
                                    Ended                                Other Annual           Options/
Name and Principal Position      December 31     Salary($)    Bonus($)   Compensation($)         SARS(#)
---------------------------      -----------     ---------    --------   ---------------         --------
Daniel M. Gottlieb..........         2001        $267,750     $100,000              --               --
   Chief Executive Officer,          2000         255,000       35,000              --           50,000
   Co-Chairman of the Board          1999         255,000          --               --               --
   and Director

Steven D. Lebowitz..........         2001        $267,750     $100,000              --               --
   President, Co-Chairman            2000         255,000          --               --           50,000
   of the Board and Director         1999         255,000       35,000              --               --

John H. Rauch ..............         2001        $115,000      $30,000              --               --
   Senior Vice President             2000         100,000       25,000              --               --
                                     1999          80,000       20,000              --               --

David E. Hamer..............         2001        $125,000      $40,000              --               --
   Vice President, Chief             2000         100,000       15,000              --               --
   Accounting Officer and            1999          85,000        7,500              --               --
   Secretary
---------------------------------------------------------------------------------------------------------

______________________

EMPLOYMENT AGREEMENTS AND ARRANGEMENTS

     In December 1993, each of Daniel M. Gottlieb and Steven D. Lebowitz entered into separate but identical employment agreements with us and the operating partnership for a term of three years. The agreements provide for automatic renewal for succeeding terms of one year unless we or Messrs. Gottlieb or Lebowitz give notice at least three months prior to expiration of any term. The employment agreements provide for automatic annual increases in base compensation equal to 5% per annum; however, the compensation committee of the board of directors may review the annual base compensation every twelve months in light of various factors, and following each such review, the annual base compensation may be increased above the 5% automatic increase. In 1999 and 2000, Messrs. Gottlieb and Lebowitz waived their right to receive the automatic 5% salary increase. The compensation committee approved the salary increase for Messrs. Gottlieb and Lebowitz in 2001.

     In addition, each of Messrs. Gottlieb and Lebowitz are entitled to receive an annual bonus as determined by the compensation committee in an amount not to exceed a maximum of 100% of annual base compensation. Furthermore, each agreement provides that Messrs. Gottlieb and Lebowitz are entitled: (1) to participate in all of our medical, dental, life insurance, retirement, profit sharing, stock incentive, disability and bonus plans which may be made available to our executives (only medical plans presently exist) and (2) to severance payments, under certain circumstances, equal to two times their then-current annual compensation. The compensation committee approved a bonus of $100,000 in 2001 and $35,000 in 2000 for each of Messrs. Gottlieb and Lebowitz.

     The agreements require Messrs. Gottlieb and Lebowitz to devote substantially all of their working time and best efforts to performance of their duties for us and, during the term of their employment, prohibits them, with certain exceptions, from directly or indirectly owning or operating or otherwise investing or participating in any other business that is in competition with our business without the prior approval of a majority of the independent members of our board of directors.

OPTION GRANTS FOR 2001

      The Company granted no options in 2001.

AGGREGATED OPTION EXERCISES IN 2001 AND OPTIONS VALUES AT DECEMBER 31, 2001

      There were no option exercises during 2001. However, as part of the Merger, the Company repurchased all outstanding in-the-money options on October 29, 2001 at a price equal to the difference between $13.00 per option and the exercise price of the option. The Company paid a total of $683,000 to its directors, officer and employees to repurchase the outstanding in-the-money options as of October 29, 2001, including $649,000 to the Named Executive Officers.

COMPENSATION OF DIRECTORS

     We pay an annual fee of $12,500 plus a fee of $1,000 for attending regular meetings and $500 for attending committee meetings to our directors who are not our employees. Our employees who are also directors are not paid any director fees. Messrs. Gottlieb and Lebowitz are the only directors who are also our employees. The reasonable expenses incurred by each director in connection with the performance of the director's duties are also reimbursed by us. The Company also approved payment to the directors for their work on the special committee of the board of directors during 2001. The Company approved payment of $55,000 to Dr. Lesher and $70,000 to Mr. Reilly which were paid in 2002. The Company also approved payment of $100,000 to Mr. Tompkins, of which $50,000 was paid in 2002 and $50,000 will be paid in 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of March 31, 2002 regarding the beneficial ownership of common stock and operating partnership units by (1) each person or company known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (2) each of our directors, (3) each of the Named Executive Officers (as defined under "Executive Compensation") and (4) our directors and executive officers as a group. As of March 31, 2002 we had 710,199 shares of common stock outstanding. In addition there were 39,932 operating partnership units outstanding which were not owned by us. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person except as provided under applicable state marital property laws or as set forth in the notes following the table.

                                Number of      Percentage of                    Percentage                          Number of
                                 Shares of        Shares of                     Interest In       Percentage         Shares of
     Name and address            Common        Common Stock      Number of       Operating       Ownership in        Preferred
     Of Beneficial Owner          Stock        Outstanding/(1)/   Units/(2)/   Partnership/(3)/   Company/(4)/         Stock
     -------------------          -----        --------------     --------     ----------------   ----------           -----

Daniel M. Gottlieb/(5)/ /(7)/     383,582          54.0%          14,400               1.9%           53.1%          98,207
   439 N. Bedford Drive
   Beverly Hills, CA 90210

Steven D. Lebowitz/(6)/ /(7)/     326,617          46.0           12,404               1.7          4   5.2          83,658
   439 N. Bedford Drive
   Beverly Hills, CA 90210

Directors and Executive           710,199         100.0%          26,804              3.6%            98.3%         181,865
Officers.....................
   as a group (2 persons)

/(1)/ For the purposes of determining the percentage of outstanding common stock held by each person or group set forth in the table, the number of shares indicated as beneficially owned by such person or group is divided by the sum of the number of outstanding shares of common stock as of March 31, 2002. Assumes that none of the outstanding operating partnership units are converted into shares of common stock.

/(2)/ Units in the operating partnership (other than those held by us) are convertible at the option of the holder for shares of common stock or cash, at our election, at the date one year from the date of issuance. All operating partnership units are currently convertible. The conversion ratio is one operating partnership unit for one share of common stock.

/(3)/ Based on a total of 750,131 operating partnership units outstanding (excluding preferred units all of which are held by us), including the 710,199 operating partnership units held by our company as of March 31, 2002.

/(4)/ Assumes that all operating partnership units held by the person or group and all options exercisable within 60 days of March 31, 2002 held by the person or group are converted for shares of common stock and that none of the operating partnership units held by other persons are converted into shares of common stock, notwithstanding the percentage limitations under our charter that limits the number of shares that may be acquired by such person.

/(5)/ Mr. Gottlieb has pledged 383,582 shares of Common Stock to GMAC Commercial Mortgage Corp. in connection with the $35 million loan obtained by the Company to facilitate the Merger. Mr. Gottlieb has pledged 83,200 shares of preferred stock to secure personal loans.

/(6)/ Mr. Lebowitz has pledged 326,617 shares of Common Stock to GMAC Commercial Mortgage Corp. in connection with the $35 million loan obtained by the Company to facilitate the Merger. Mr. Lebowitz has pledged 68,073 shares of preferred stock to secure personal loans.

/(7)/ Because Messrs. Gottlieb and Lebowitz have pledged all of the Company's Common Stock to GMAC Commercial Mortgage Corp. to secure the $35 million loan obtained by the Company to facilitate the Merger, a default on the $35 million loan could result in a foreclosure of the Company's Common Stock and a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have adopted a policy pursuant to which material transactions between us and our executive officers, directors and principal stockholders (i.e., stockholders owning beneficially 5% or more of our outstanding voting securities) are submitted to the board of directors for approval by a disinterested majority of the directors voting with respect to the transaction. For this purpose, a transaction is deemed material if such transaction, alone or together with a series of similar transactions during the same fiscal year, involves an amount which exceeds $60,000.

     On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the "Merger"). The Company was the survivor in the Merger. G & L Acquisition, LLC was owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company's Common Stock was delisted from the New York Stock Exchange.

     In order to fund the Merger and related transactions, Messrs. Gottlieb and Lebowitz obtained a loan from GMAC Commercial Mortgage Corporation ("GMAC") in the amount of $35 million (the "Loan"). Immediately following the completion of the Merger on October 29, 2001, the Operating Partnership became the borrower under the Loan. The Loan is for ten years and bears interest initially at the one month London Interbank Offered Rate ("LIBOR") plus 7.5%. The spread over LIBOR can be reduced to as low as 5.5% based on the outstanding balance on the Loan and if the Operating Partnership meets certain debt service covenant ratios. As interest rate protection, the Operating Partnership purchased a LIBOR cap on November 8, 2001 for $905,000 which caps the maximum LIBOR rate at 4.25% for five years in determining the interest due on the Loan.

     As part of the Merger, the Operating Partnership loaned $5.2 million of the Loan proceeds to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company's Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, bear interest at the interest rate in effect on the Loan and require monthly interest only payments. Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes. For purposes of presentation in the consolidated financial statements, the $5.2 million loaned to Messrs. Gottlieb and Lebowitz has been shown as a deduction to stockholders' equity.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES:

                                                                                           Page
                                                                                        Reference
                                                                                        Form 10-K
                                                                                        ---------
        1.         Consolidated Financial Statements:
                   Independent Auditors' Report                                            F-1
                   Consolidated Balance Sheets as of December 31, 2001 and 2000            F-2
                   Consolidated Statements of Operations for the Years Ended
                            December 31, 2001, 2000 and 1999                               F-3
                   Consolidated Statement of Stockholders' Equity
                            For the Years Ended December 31, 2001, 2000 and 1999           F-4
                   Consolidated Statements of Cash Flows for the Years Ended
                            December 31, 2001, 2000 and 1999                             F-5 to 7
                   Notes to Consolidated Financial Statements                           F-8 to 35

        2.        Consolidated Financial Statement Schedules:

                  All schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule or because the required information is included elsewhere in the Consolidated Financial Statements or the Notes thereto.

(b)   REPORTS ON FORM 8-K

     A report on Form 8-K dated September 28, 2001 was filed with the Securities and Exchange Commission on October 4, 2001 for the purpose of announcing that the Company entered into Amendment No. 1 to the merger agreement and that the special committee had received a limited waiver under the merger agreement that permitted the special committee to enter into discussions and negotiations with the Weisman Group regarding the latest proposal of the Weisman Group.

     A report on Form 8-K dated October 12, 2001 was filed with the Securities and Exchange Commission on October 16, 2001 for the purpose of announcing that the special committee had received a revised proposal from the Weisman Group to acquire the outstanding common stock of the Company.

     A report on Form 8-K dated October 19, 2001 was filed with the Securities and Exchange Commission on October 23, 2001 for the purpose of announcing that a Los Angeles County Superior Court judge had issued an order temporarily restraining the closing of the merger of the Company with G & L Acquisition, LLC, provided that the plaintiffs delivered to the court a $16.2 million bond on Tuesday, October 23. The Company also announced that the special committee had advised the Weisman Group that it would be prepared to recommend to the board of directors the transaction that is described in its response letter to the Weisman Group, which was delivered on October 20, 2001.

     A report on Form 8-K dated October 22, 2001 was filed with the Securities and Exchange Commission on October 26, 2001 for the purpose of announcing that a Los Angeles County Superior Court judge had vacated the order temporarily restraining the closing of the merger of the Company with G & L Acquisition, LLC. The Company also announced that the special committee had responded to the most recent proposal of the Weisman Group. In addition, the Company announced that at its annual meeting of the stockholders held on October 24, 2001 the Company's common stockholders approved the merger of the Company with G & L Acquisition, LLC by the affirmative vote of approximately 60% of the common stock.

     A report on Form 8-K dated October 26, 2001 was filed with the Securities and Exchange Commission on October 31, 2001 for the purpose of announcing the completion of the merger of the Company with G & L Acquisition, LLC. Under the terms of the merger agreement, as amended, each share of the Company's common stock had been converted into the right to receive $13 in cash. Following the merger, the Company's common stock was delisted from the New York Stock Exchange.

     A report on Form 8-K dated October 29, 2001 was filed with the Securities and Exchange Commission on November 13, 2001 for the purpose of announcing the change of control of the Company pursuant to the completion of the merger of the Company with G & L Acquisition, LLC.

(c)   EXHIBITS

       Exhibit No.     Note                                           Description
      ------------     ----   -----------------------------------------------------------------------------------------
            2.1        (12)   The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L realty Corp.

            2.2        (13)   Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L
                              Realty Corp. dated September 28, 2001.

            2.3        (14)   Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L
                              Realty Corp. dated October 26, 2001.

            2.4        (16)   Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC,
                              G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

            3.1        (1)    Amended and Restated Articles of Incorporation of G&L Realty Corp.

            3.2        (3)    Amended and Restated Bylaws of G&L Realty Corp.

           10.3        (2)    Agreement of Limited Partnership of G&L Realty Partnership, L.P.

           10.3.2      (15)   Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of
                              July 31, 2001.

           10.5        (1)    Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

           10.8.2      (2)    Option Notice with respect to Sherman Oaks Medical Plaza

           10.9.2      (1)    Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive,
                              Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of
                              October 29, 1993.

           10.11       (1)    Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty
                              Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29,
                              1993.

           10.12.2     (3)    Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L
                              Financing Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of
                              New York.

           10.22       (4)    Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing
                              Partnership II, L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October 31, 1995.

           10.24       (4)    Property Management Agreement between G&L Realty Financing Partnership II, L.P., as owner, and G&L Realty Partnership, L.P., as agent, made August 10, 1995

           10.25       (5)    Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital
                              Corporation, dated as of September 29, 1995.

           10.30       (6)    Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership,
                              L.P. as Borrower and Nomura Asset Capital Corporation as Lender.

           10.38       (7)    Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a
                              Delaware limited partnership, and Property Acquisition Trust I, a Delaware business trust, for the purpose of creating a Limited Liability Company to be named GLN Capital Co., LLC, dated as of November 25, 1996.

           10.39       (7)    Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a
                              Delaware limited partnership, and PHP Healthcare Corporation, a Delaware corporation, for the purpose of creating a Limited Liability Company to be named GL/PHP, LLC, dated as of
                              February 26, 1997.

(c)   EXHIBITS - (continued from previous page)

       Exhibit No.     Note                                           Description
       -----------     ----   -------------------------------------------------------------------------------------------

           10.40       (7)    First Amendment To Limited Liability Company Agreement entered into as of March 31, 1997 by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property
                              Acquisition Trust I, a Delaware business trust, for the purpose of amending that certain
                              Limited Liability Company Agreement of GLN Capital Co., LLC dated as of November 25, 1996.

           10.45       (8)    First Amendment to GL/PHP, LLC Limited Liability Company Agreement by and among G&L Realty
                              Partnership, L.P., a Delaware limited partnership (the "Retiring Manager"), G&L Realty
                              Partnership, L.P., a Delaware limited partnership ("G&L Member"), and G&L Management
                              Delaware Corp., a Delaware corporation ("Manager Member"), made as of August 15, 1997.

           10.46       (8)    Lease Agreement between GL/PHP, a Delaware limited liability company (the "Landlord") and
                              Pinnacle Health Enterprises, LLC, a Delaware limited liability company wholly owned by PHP
                              Healthcare Corporation, a Delaware corporation (the "Tenant"), dated August 15, 1997

           10.47       (8)    Guaranty of Lease by PHP Healthcare Corporation, a Delaware corporation (the "Guarantor"), dated February 15, 1997.

           10.48       (8)    Non-Negotiable 8.5% Note Due July 31, 2007 in which G&L Realty Partnership, L.P., a
                              Delaware limited partnership (the "Maker"), promises to pay to PHP Healthcare Corporation
                              (the "Payee") the principal sum of $2,000,000.00, dated August 15, 1997.

           10.49       (8)    Mortgage Note in which GL/PHP, LLC a Delaware limited liability company (the "Maker")
                              promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, the principal sum of $16,000,000.00, dated August 15, 1997.

           10.50       (8)    Mortgage, Assignment of Leases and Rents and Security Agreement by GL/PHP, LLC a Delaware
                              limited liability company (the "Mortgagor") to Nomura Asset Capital Corporation, a
                              Delaware corporation (the "Mortgagee"), dated August 15, 1997.

           10.51       (8)    Assignment of Leases and Rents by GL/PHP, LLC a Delaware limited liability company (the
                              "Assignor") to Nomura Asset Capital Corporation, a Delaware corporation (the "Assignee"), dated August 15, 1997.

           10.52       (8)    Environmental and Hazardous Substance Indemnification Agreement by GL/PHP, LLC a Delaware
                              limited liability company (the "Borrower") to Nomura Asset Capital Corporation, a Delaware
                              corporation (the "Lender"), dated August 15, 1997.

           10.58       (9)    Limited Liability Company Agreement of G&L Hampden, LLC.

           10.77       (10)   Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L
                              Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

           10.78       (10)   Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado
                              Managers Corp. as Tenant dated December 1, 1998.

           10.79       (10)   Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively
                              "Guarantor") in favor of G&L Coronado, LLC ("Landlord").

           10.81       (11)   Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and
                              GMAC Commercial Mortgage Corporation, as Lender.

           10.82       (15)   Credit Agreement among G&L Realty Partnership, L.P., G&L Partnership, LLC, the Several
                              Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage Corporation, as
                              Agent, dated as of October 29, 2001

           10.83       (15)   Guarantee and Collateral Agreement made by Daniel M. Gottlieb, Steven D. Lebowitz, G&L
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

9) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.

10) Filed as an exhibit to the Company's Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.

11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference

12) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.

13) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.

14) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.

15) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.

16) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.

c)   Management contract or compensatory plan or arrangement.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
G&L Realty Corp.:

         We have audited the accompanying consolidated balance sheets of G&L Realty Corp. and subsidiaries (the Company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of G&L Realty Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Los Angeles, California
March 1, 2002

                                G&L REALTY CORP.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     December 31,
                                                                               2001               2000
                                                                         -------------------------------------
                                               ASSETS
                                               ------
Rental properties (Notes 3, 18 and 20):
      Land                                                                        $28,599            $28,599
      Building and improvements, net                                              137,410            139,510
      Projects under development                                                       --                171
                                                                                 --------           --------
          Total rental properties                                                 166,009            168,280
Cash and cash equivalents                                                           2,039              2,791
Restricted cash                                                                     4,252              4,624
Tenant rent and reimbursements receivable, net (Note 4)                             6,178              6,669
Unbilled rent receivable, net (Note 5)                                              2,661              2,412
Other receivables, net (Note 6)                                                        19                 46
Mortgage loans and bonds receivable, net (Note 7)                                  11,976             11,244
Investments in unconsolidated affiliates (Note 8)                                   4,581              4,851
Deferred charges and other assets, net (Note 10)                                    7,309              4,549
                                                                                 --------           --------
   TOTAL ASSETS                                                                  $205,024           $205,466
                                                                                 ========           ========

                                    LIABILITIES AND STOCKHOLDERS' EQUITY
                                    ------------------------------------
LIABILITIES:
      Notes payable (Note 11)                                                    $192,698           $158,942
      Accounts payable and other liabilities                                       10,313              6,099
      Distributions payable                                                           270                433
      Tenant security deposits                                                      1,561              1,367
                                                                                 --------           --------
          Total liabilities                                                       204,842            166,841
Commitments and Contingencies (Note 12)
Minority interest in consolidated affiliates                                         (719)            (1,266)
Minority interest in Operating and Senior Care Partnerships                            --                 --

STOCKHOLDERS' EQUITY (Notes 13 and 14):
   Preferred shares - $.01 par value, 10,000,000 shares
      authorized, liquidation preference of $25.00 per share
      .   Series A Preferred - 1,495,000 shares issued and outstanding
          as of December 31, 2001 and December 31, 2000, respectively                  15                 15
      .   Series B Preferred - 1,380,000 shares issued and outstanding
          as of December 31, 2001 and December 31, 2000, respectively                  14                 14
   Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 and
      2,334,000 shares issued and outstanding as of
      December 31, 2001 and 2000, respectively                                          7                 23
   Additional paid-in capital                                                      40,827             72,441
   Distributions in excess of net income                                          (34,722)           (32,602)
   Notes receivable from stockholders                                              (5,240)                --
                                                                                 ---------           -------
          Total stockholders' equity                                                  901             39,891
                                                                                 --------            -------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $205,024           $205,466
                                                                                  =======            =======

                     See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                         Year Ended December 31,
                                                                 2001              2000             1999
                                                            ---------------- ----------------- ----------------
REVENUES:
    Rent (Notes 5 and 15)                                         $  26,797        $  25,889         $  27,928
    Patient revenues                                                 21,057           17,820                --
    Tenant reimbursements                                             1,894            1,495             1,275
    Parking                                                           1,502            1,273             1,148
    Interest and loan fees                                            2,801            2,532             2,797
    Net gain on sale of assets                                           --            1,263                --
    Other income (Note 12)                                            4,484              573               398
                                                                     ------           ------            ------
       Total revenues                                                58,535           50,845            33,546
                                                                     ------           ------            ------
EXPENSES:
    Property operations                                               8,679            7,854             7,359
    Skilled nursing operations                                       19,004           16,548                --
    Depreciation and amortization                                     6,063            6,015             5,690
    Interest                                                         13,472           13,802            12,393
    General and administrative                                        3,953            2,892             3,196
    Provision for doubtful accounts, notes and
       bonds receivable (Notes 4 and 7)                               1,004            2,288             2,210
    Impairment of long-lived assets (Note 3)                             --               --             6,400
                                                                  ---------        ---------         ---------
       Total expenses                                                52,175           49,399            37,248
                                                                  ---------        ---------         ---------

 Income (loss) from operations before minority interests,
     equity in earnings (loss) of unconsolidated affiliates
     and extraordinary loss                                           6,360            1,446            (3,702)

Equity in earnings (loss) of unconsolidated affiliates                  205             (417)             (269)
Minority interest in consolidated affiliates                           (302)            (182)             (175)
Corporate income tax expense                                            (85)              --                --
Minority interest in Operating Partnership                               --              460             2,202
                                                                  ---------        ---------         ---------

Income (loss) before extraordinary loss                               6,178            1,307            (1,944)
Extraordinary loss on early retirement of
    long-term debt (net of minority interest) (Note 17)                 (48)            (158)             (171)
                                                                  ----------       ----------        ----------

Net income (loss)                                                     6,130            1,149            (2,115)
Dividends on preferred stock                                         (7,162)          (7,164)           (7,212)
                                                                  ----------       ----------        ----------

Net loss available to common stockholders                         $  (1,032)       $  (6,015)        $  (9,327)
                                                                  ==========       ==========        ==========

                    See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                            Preferred Stock         Preferred Stock
                                               Series A                Series B                Common Stock
                                           Shares     Amount       Shares       Amount      Shares       Amount
                                        ---------------------------------------------------------------------------
BALANCE JANUARY 1, 1999                       1,495       $15         1,380        $14         3,995          $40
Repurchase of common stock                                                                    (1,359)         (14)
Net Loss
Distributions declared
                                        ----------  ----------  ------------  ---------   -----------  -----------
BALANCE DECEMBER 31, 1999                     1,495        15         1,380         14         2,636           26
Repurchase of common and
   preferred stock                                                                              (302)          (3)
Net Income
Distributions declared
                                        ----------  ----------  ------------  ---------   -----------  -----------
BALANCE DECEMBER 31, 2000                     1,495        15         1,380         14         2,334           23
Repurchase of common stock
   Partnership units                                                                          (1,624)         (16)
Issuance of notes receivable to
   stockholders
Net Income
Distributions declared
                                        ----------  ----------  ------------  ---------   -----------  -----------
BALANCE DECEMBER 31, 2001                     1,495       $15         1,380        $14           710           $7
                                        ==========================================================================

                                                                         Notes
                                        Additional    Distributions    receivable      Total
                                          Paid-in     in excess of       from       stockholders'
                                          capital     net income      stockholders     equity
                                        -----------------------------------------------------------
BALANCE JANUARY 1, 1999                    $91,709       $(12,194)       $      --        $79,584
Repurchase of common stock                 (16,297)                                       (16,311)
Net Loss                                                   (2,115)                         (2,115)
Distributions declared                                    (11,103)                        (11,103)
                                        ------------  -------------  ---------------  -------------
BALANCE DECEMBER 31, 1999                   75,412        (25,412)              --         50,055
Repurchase of common and
   preferred stock                          (2,971)                                         (2,974)
Net Income                                                  1,149                            1,149
Distributions declared                                     (8,339)                          (8,339)
                                        ------------  -------------  ---------------  -------------
BALANCE DECEMBER 31, 2000                   72,441        (32,602)              --          39,891
Repurchase of common stock
   Partnership units                       (31,439)                                        (31,455)
Issuance of notes receivable to
   stockholders                                                             (5,240)         (5,240)
Net Income                                                  6,130                            6,130
Distributions declared                        (175)        (8,250)                          (8,425)
                                        ----------    -------------  ---------------  -------------
BALANCE DECEMBER 31, 2001                  $40,827       $(34,722)         $(5,240)           $901
                                        ===========================================================

                    See accompanying notes to Consolidated Financial Statements

                                G&L REALTY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                       Year Ended December 31,
                                                                                 2001            2000           1999
                                                                             ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                              $6,130         $1,149         $(2,115)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Extraordinary loss on early retirement of long-term debt                        48            158             171
       Depreciation and amortization                                                6,063          6,015           5,690
       Amortization of deferred financing costs                                       703            614             394
       Impairment of long-lived assets                                                 --             --           6,400
       Net gain on sale of assets                                                      --         (1,263)             --
       Minority interests                                                             302           (278)         (2,027)
       Unbilled rent receivable                                                      (249)          (176)           (454)
       Equity in (earnings) loss of unconsolidated affiliates                        (205)           417             269
       Provision for doubtful accounts, notes and bonds receivables                 1,004          2,288           2,210
       (Increase) decrease in:
          Prepaid expense and other assets                                            (74)          (962)            419
          Other receivables, net                                                       27            125             (73)
          Tenant rent and reimbursements receivable                                  (367)        (4,790)         (2,638)
          Accrued interest and loan fees receivable                                (1,207)           333            (580)
       Increase (decrease) in:
         Accounts payable and other liabilities                                     3,706          3,822             983
         Tenant security deposits                                                     194             38              59
                                                                             --------------  -------------   -------------
    Net cash provided by operating activities                                      16,075          7,490           8,708
                                                                             --------------  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to rental properties                                                 (3,189)        (3,259)         (3,656)
    Purchases of real estate assets                                                    --        (10,385)             --
    Sale of real estate assets                                                         --          8,794              --
    Construction in progress                                                          171            (13)         (5,297)
    Disposition of real estate assets available for sale                               --             --           1,792
    Pre-acquisition costs, net                                                       (107)           471            (571)
    Contributions to unconsolidated affiliates                                       (256)         (482)          (1,135)
    Distributions from unconsolidated affiliates                                      731         1,262              320
    Leasing commissions                                                              (488)         (158)            (438)
    Investments in notes and bonds receivable                                        (478)         (283)          (3,496)
    Principal payments received from notes and bonds receivable                       807         3,680              151
                                                                             --------------  -------------   -------------
    Net cash used in investing activities                                          (2,809)          (373)        (12,330)
                                                                             --------------  -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Notes payable proceeds                                                         47,550          9,310          71,550
    Repayment of notes payable                                                    (13,286)       (12,427)        (29,188)
    Payment of deferred loan costs                                                 (3,551)          (428)         (1,434)
    Decrease (increase) in restricted cash                                            372          3,969          (4,756)
    Minority interest equity contribution                                              --            486           1,237
    Purchase of common and preferred stock and partnership units                  (36,078)        (2,974)        (14,311)
    Distributions                                                                  (9,025)        (9,807)        (13,310)
                                                                             --------------  -------------   -------------
    Net cash (used in) provided by financing activities                           (14,018)       (11,871)          9,788
                                                                             --------------  -------------   -------------

                                                                   Continued...

                           G&L REALTY CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                                             (752)       (4,754)          6,166
BEGINNING CASH AND CASH EQUIVALENTS                                         2,791         7,545           1,379
                                                                      ------------  -------------    ------------
ENDING CASH AND CASH EQUIVALENTS                                       $    2,039    $    2,791       $   7,545
                                                                      ============  =============    ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest                                 $   12,479    $   12,178       $  13,375
                                                                      ============  =============    ============

NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                               Year Ended December 31,
                                                                          2001           2000           1999
                                                                      -------------------------------------------
Distributions declared not yet paid                                    $       370    $       370      $      407
                                                                      ============   ============     ===========

Transfers from projects under development to building                  $       376    $        --      $   13,526
                                                                      ============   ============     ===========

Preferred distributions due to minority partner                        $        44    $        63      $       29
                                                                      ============   ============     ===========

Exchange of equity interest in consolidated affiliate for
   partnership units held by non-affiliated limited partner            $       617    $        --      $       --
                                                                      ============   ============     ===========

Transfer from investments in unconsolidated affiliates
   to notes receivable                                                 $        --    $     3,070      $       --
                                                                      ============   ============     ===========

Net cost of assets transferred from the Company:
   Land                                                                               $     5,640
   Building and improvements, net                                                           9,172
   Restricted cash                                                                            170
   Mortgage loans and bonds receivable, net                                                 1,136
   Deferred charges and other assets, net                                                     197
                                                                                     ------------
                                                                                      $    16,315
                                                                                     ============

Net cost of liabilities extinguished:
   Notes payable                                                                      $    16,315
                                                                                     ============

The Company acquired an interest in an unconsolidated affiliate for the following noncash consideration:
      Land                                                                                             $      947
      Construction in progress                                                                                774
                                                                                                      -----------
                                                                                                       $    1,721
                                                                                                      ===========

                                                                   Continued...

                           G&L REALTY CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                                             Year Ended December 31,
                                                                        2001           2000            1999
                                                                ------------------------------------------------

The Company exchanged its interest in land and
construction in progress for the following noncash
consideration:
      Investment in unconsolidated affiliates                                                       $     1,721
                                                                                                    ============

Transfer note receivable to land and building:
      Land                                                                        $        252
      Building                                                                           1,009
                                                                                  -------------
      Total                                                                       $      1,261
                                                                                  =============

      Notes receivable                                                            $      1,261
                                                                                  =============

                                                                      Concluded

                           G&L REALTY CORP.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE YEARS ENDED DECEMBER 31, 2001

1.       GENERAL

         G&L Realty Corp. (the "Company") was formed as a Maryland corporation to continue the ownership, management, acquisition and development activities previously conducted by G&L Development, a California general partnership, the Company's predecessor. All of the Company's assets are held by, and all of its operations are conducted through, the following entities:

                  G&L Realty Partnership, L.P., a Delaware limited partnership
                      (the "Operating Partnership")
                  G&L Senior Care Partnership, L.P., a Delaware limited
                      partnership (the "Senior Care Partnership")
                  G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the "Realty Financing Partnership")*
                  G&L Medical Partnership, L.P., a Delaware limited partnership
                      (the "Medical Partnership")*
                  G&L Gardens, LLC, an Arizona limited liability company
                       ("Maryland Gardens")*
`                 435 North Roxbury Drive, Ltd., a California limited
                      partnership (the "Roxbury Partnership")
                  GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*
                  G&L Hampden, LLC, a Delaware limited liability company
                      ("Hampden")*
                  G&L Valencia, LLC, a California limited liability company
                      ("Valencia")
                  G&L Holy Cross, LLC, a California limited liability company
                      ("Holy Cross")*
                  G&L Burbank, LLC, a California limited liability company
                      ("Burbank")*
                  G&L Tustin, LLC, a California limited liability company
                      ("Tustin")*
                  GLH Pacific Gardens, LLC, a California limited liability
                      company ("Pacific Gardens")
                  G&L Hoquiam, LLC, a California limited liability company
                      ("Hoquiam")
                  G&L Lyons, LLC, a California limited liability company
                      ("Lyons")
                  G&L Coronado (1998), LLC, a California limited liability
                      company ("Coronado")
                  GLH Tarzana, LLC, a California limited liability company
                      ("Tarzana")
                  G&L Heritage Care, LLC, a Delaware limited liability company
                      ("Heritage")
                  G&L Massachusetts, LLC, a Delaware limited liability company
                      ("Massachusetts")
                  G&L Aspen, LLC, a California limited liability company
                      ("Aspen")
                  G&L Tustin II, LLC, a Delaware limited liability company
                      ("Tustin II")
                  G&L Tustin III, LLC, a Delaware limited liability company
                      ("Tustin III")

         * The Realty Financing Partnership, the Medical Partnership, Maryland Gardens, GL/PHP, Hampden, Holy Cross, Burbank and Tustin are herein defined collectively as the "Financing Entities" and individually as the "Financing Entity".

              The Company, as the sole general partner and as owner of an approximately 95% ownership interest, controls the Operating Partnership and the Senior Care Partnership. The Company controls the Financing Entities through wholly owned subsidiaries incorporated in either the State of Delaware or the State of California (collectively, the "Subsidiaries" and individually, a "Subsidiary"). Each Subsidiary either (i) owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity or (ii) owns no interest and acts as the manager of the Financing Entity. The remaining 99% ownership interest in each Financing Entity, which is owned 1% by a Subsidiary, is owned by the

Operating Partnership or the Senior Care Partnership, acting as sole limited partner or member. Financing Entities in which a Subsidiary owns no interest are 100% owned by the Operating Partnership and the Senior Care Partnership.

         References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Senior Care Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 32.81% partnership interest and is the sole general partner), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is a co-managing member), Tarzana (in which the Operating Partnership owns a 85% membership interest and is a co-managing member) and Hoquiam, Lyons, Coronado, Heritage, Massachusetts, Aspen, Tustin II and Tustin III (in which the Operating Partnership or the Senior Care Partnership own a 100% interest).

         In addition to the Subsidiaries, the Company also owns interests in various unconsolidated affiliates. Although the Company's investment represents a significant portion of the capital of such unconsolidated affiliates and the Company exercises influence over the activities of these entities, the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of these entities in the consolidated financial statements of the Company. The entities in which the Company has unconsolidated financial interests are as follows:

         . GLN Capital Co., LLC ("GLN") is a Delaware limited liability company formed in 1996. GLN is owned 49.9% by the Operating Partnership and 50.1% by an affiliate of Nomura Asset Capital Corp. ("Nomura"). GLN was formed to fund loans to the senior care industry. In October 2001, the Operating Partnership transferred its interest in GLN to the Senior Care Partnership.

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

         . G&L Penasquitos, LLC ("Penasquitos LLC") is a California limited liability company, formed by the Company on April 24, 1998, through the Operating Partnership, and Parsons House,
              LLC, a California limited liability company ("Parsons"). The Company and Parsons contributed to Penasquitos LLC 75% and 25% of the equity, respectively. However, the initial ownership interests of the parties will be adjusted to 50% as each partner receives a return of its initial capital contribution plus preferred distributions equal to 15% per annum on their capital contribution. Penasquitos LLC was formed for the purpose of acquiring and converting a building located in Rancho Penasquitos, California into an assisted living facility. In October 2001, the Operating Partnership transferred its interest in Penasquitos, LLC to the Senior Care Partnership.

         . G&L Penasquitos, Inc. ("Penasquitos Inc.") is a California corporation formed on April 21, 1998 by the Company, through the Operating Partnership, and Parsons House, LLC, a California limited liability company. The Company owns 75% of the total equity in Penasquitos Inc. in the form of non-voting preferred stock. Parsons holds 25% of the total equity and all of the voting common stock. Penasquitos Inc. was formed for the purpose of operating an assisted living facility in Rancho Penasquitos, California. In October 2001, the Operating Partnership transferred its interest in Penasquitos, Inc. to the Senior Care Partnership.

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

         . G&L Parsons on Eagle Run, LLC ("Eagle Run") is a California limited liability company, formed on December 29, 1998, through the Operating Partnership and Parsons. The Company and Parsons each contributed 50% of the total equity in Eagle Run. Eagle Run was formed for the purpose of acquiring a vacant piece of land in Omaha, Nebraska upon which the members developed an assisted living facility. In October 2001, the Operating Partnership transferred its interest in Eagle Run to the Senior Care Partnership.

         . G&L Parsons on Eagle Run, Inc. ("Eagle Run, Inc.") is a California corporation formed on December 20, 1998 by the Company, through the Operating Partnership and Parsons. Eagle Run, Inc. was formed for the purpose of operating an assisted living facility in Omaha, Nebraska on the land acquired by Eagle Run. In October 2001, the Operating Partnership transferred its interest in Eagle Run, Inc. to the Senior Care Partnership.

         . Lakeview Associates, LLC ("Lakeview") is a California limited liability company, formed on September 2, 1999 by the Company, through the Operating Partnership and D.D.&F. ("Prestige"), an Oregon general partnership. The Company and Prestige each contributed 50% of the total equity of Lakeview. The Company contributed land and construction in progress in exchange for 50% of the equity of Lakeview and two notes totaling $1.4 million. Prestige contributed $250,000 for a 50% interest in Lakeview. Lakeview was formed for the purpose of developing a two story, 80 unit, 92 bed assisted living facility in Yorba Linda, California. In October 2001, the Operating Partnership transferred its interest in Lakeview to the Senior Care Partnership.

         . Tustin Heritage Park, LLC ("Heritage Park") is a California limited liability company in which the Company has a 25% equity ownership interest. In June 1999, the Company sold a vacant piece of land in Tustin to Heritage Park. In exchange, the Company received $75,000 in cash, a $425,000 first deed of trust and a 25% equity ownership interest in Heritage Park. In September 2000, the first deed of trust was increased to $675,000 in exchange for unearned development fees and an extension of the note. Heritage Park intends to develop a 53-unit senior apartment residence on the land. In October 2001, the Operating Partnership transferred its interest in Heritage Park to the Senior Care Partnership

         GLN, San Pedro, Penasquitos LLC, Penasquitos Inc., Pacific Gardens Corp., Eagle Run, Eagle Run, Inc., Lakeview and Heritage Park are herein defined collectively as the "Unconsolidated Affiliates" and individually as "Unconsolidated Affiliate".

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

         Basis of presentation-- The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The interests in the Roxbury Partnership, Pacific Gardens, Pacific Park, Tarzana, the Operating Partnership and the Senior Care Partnership that are not owned by the Company, have been reflected as minority interests in the

Operating and Senior Care Partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Properties-- The Operating Partnership, the Senior Care Partnership, the Realty Financing Partnership, the Medical Partnership, Maryland Gardens, the Roxbury Partnership, GL/PHP, Hampden, Valencia, Holy Cross, Burbank, Tustin, Pacific Gardens, Hoquiam, Lyons, Heritage, Massachusetts, Aspen, Coronado, Tustin II and Tustin III own a 100% fee simple interest in all of the properties.

         Income taxes-- The Company expects to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company is generally not subject to corporate Federal income taxes so long as it distributes at least 90% of its taxable income to stockholders and meets certain other requirements relating to its income and assets. For the years ended December 31, 2001, 2000 and 1999, the Company met all of these requirements. Though as a REIT, the Company is generally not permitted to operate properties, in 2000, the Company foreclosed upon and took over the operations at its three SNFs located in Hampden, Massachusetts. Under
Section 856(e) of the Code, the Company has the ability to operate these properties as "foreclosure property" for a period of up to three years after the year in which the foreclosure took place. However, the Company must pay Federal and State income taxes on the taxable income produced by these three facilities during this period. As a result, the Company has included $85,000 of corporate income tax expense in its financial statements. State income tax requirements are similar to Federal requirements.

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

         Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $5,730,000, $5,697,000 and $5,424,000 respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all costs directly related to acquisitions are capitalized.

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

         Allowance for uncollectible amounts-- Tenant rent and reimbursements receivable and unbilled rent receivable are carried net of the allowances for uncollectible amounts. Management determines the adequacy of the allowances based upon the specific individual receivables, management's knowledge of the business and other relevant factors.

         Deferred charges and other assets-- Deferred charges and other assets consist of leasing commissions, deferred loan fees, financing costs, construction-in-progress, investments, deposits and prepaid expenses. Leasing commissions are amortized on a straight-line basis over the lives of the leases which range typically from five to ten years. Deferred loan fees are amortized using the effective interest method over the terms of the respective loan agreements. Expenses incurred to obtain financing are capitalized and amortized over the term of the related loan as a yield adjustment.

         Minority interest in consolidated affiliates-- The Operating Partnership, as sole general partner, has a 32.81% ownership interest in the Roxbury Partnership which owns the property located at 435 North Roxbury Drive. The minority interest is a debit balance that resulted from depreciation allocations and cash distributed to partners in excess of their original investment and subsequent accumulated earnings. It is management's opinion that the deficit is adequately secured by the unrecognized appreciated value of the Roxbury property and will be recovered through an accumulation of undistributed earnings or sale of the property. The Operating Partnership, as sole general partner, also owns a 50% interest in Pacific Park. The Senior Care Partnership owns a 93% interest in Pacific Gardens and an 85% interest in Tarzana.

         Long-lived assets-- The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset's book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. During 1999, the Company recorded a $6.4 million impairment loss related to its six New Jersey MOBs (See Note 3). The Company recorded no impairment losses in 2001 and 2000.

         Financial instruments--The estimated fair value of the Company's financial instruments is determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. The book value of cash, cash equivalents, tenant rent and other accounts receivable, accounts payable and other liabilities approximates fair value due to their short-term maturities. The carrying amount of the Company's variable rate notes payable as of December 31, 2001 and 2000 approximate fair value because the interest rates are comparable to rates currently being offered to the Company. The fair value of the Company's fixed rate notes payable as of December 31, 2001 and 2000 was $139.9 million and $105.3 million, respectively because the interest rates on the Company's fixed rate notes payable were higher for 2001 and lower for 2000 than the rates being offered to the Company at that time. The estimated fair values of the Company's mortgage loans and bonds receivable, are based upon market values of loans and bonds receivable with similar characteristics adjusted for risk inherent in the underlying transactions. Management estimates that the fair value of the Company's mortgage loans and bonds receivable approximate their amortized cost basis, after adjustment for the allowance for amounts deemed to be uncollectible.

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

         In November 2001, the Company purchased an interest rate cap for $905,000 to protect against an increase in the one-month LIBOR rate on a $35 million variable rate loan the Company obtained in October 2001. The interest rate cap is for a term of five years and protects the Company on a specific portion of the loan, which decreases over the term of the cap, on any increase in the one-month LIBOR rate above 4.25% per annum. SFAS 133 requires the Company to record the interest rate cap on the balance sheet at fair value and to record changes in the fair value of the interest rate cap in the statement of operations. Based on the fair value of the interest cap as of December 31, 2001, the Company recorded an increase in net income of $500,000 in the statement of operations for the year ended December 31, 2001.

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

              In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective immediately and SFAS No. 142 will be effective in January 2002. SFAS No. 141 prohibits the use of pooling-of-interests method, requiring all business combinations to be accounted for using the purchase method of accounting. SFAS No. 142 discontinues the practice of amortizing goodwill and other intangible assets and requires the periodic review of intangible assets for impairment. The Company's adoption of these new standards is not expected to have a material impact on the Company's financial position or results of operations.

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

3.       BUILDINGS AND IMPROVEMENTS

         Buildings and improvements consist of the following:

                                                             December 31,
                                                        2001              2000
                                                  ----------------------------------
                                                            (in thousands)
Buildings and improvements                               $155,774          $155,224
Tenant improvements                                        11,983             9,214
Furniture, fixtures and equipment                           3,526             3,280
                                                  ----------------  ----------------
                                                          171,283           167,718
Less accumulated depreciation
  and amortization                                        (33,873)          (28,208)
                                                  ----------------  ----------------
Total                                                    $137,410          $139,510
                                                  ================  ================

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

4.       TENANT RENT AND REIMBURSEMENTS RECEIVABLE

         Tenant rent and reimbursements receivable are net of an allowance for uncollectible amounts of $1,261,000 and $555,000 as of December 31, 2001 and 2000, respectively. The activity in the allowance for uncollectible tenant accounts for the three years ending December 31, 2001, was as follows:

                                                                Year ended December 31,
                                                        2001              2000             1999
                                                  ----------------------------------------------------
                                                                    (in thousands)
Balance, beginning of year                          $      555      $      3,409      $      1,261
Additions                                                  858             1,007             2,210
Charge-offs                                               (152)           (3,861)              (62)
                                                  -------------    --------------   ---------------
Balance, end of year                                $    1,261      $        555      $      3,409
                                                  =============    ==============   ===============

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

         Generally accepted accounting principles require that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as "straight-line rents" creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed (this occurs primarily at the inception of the lease period). As the lease approaches its expiration date, billed rent will eventually exceed the amount of straight-line rent causing the unbilled rent receivable to decline. The straight-line rent calculation assumes no new or re-negotiated rents or extension periods during the life of the lease and excludes operating cost reimbursements. The following table summarizes future rents due under existing leases and the corresponding straight-line rent calculation as of December 31, 2001:

     Year Ending December 31,          Future Minimum         Straight-line          Unbilled Rent
                                            Rent                  Rent                Receivable
-------------------------------------------------------------------------------------------------------
                                                              (in thousands)
      2002 ................             $   17,645            $   17,882            $      (237)
      2003 ................                 15,047                14,883                    164
      2004 ................                 12,681                12,261                    420
      2005 ................                 10,539                 9,896                    643
      2006 ................                  7,882                 7,165                    717
      Thereafter ..........                 13,478                12,049                  1,429
                                    -------------------------------------------------------------------
Total .....................               $ 77,272              $ 74,136                $ 3,136
                                    ====================  ====================  =======================

         The activity in the allowance for unbilled rent, recorded as a reduction of rental revenue for the three years ending December 31, 2001, consisted of the following:

                                                                Year ended December 31,
                                                        2001              2000             1999
                                                  ---------------------------------------------------
                                                                    (in thousands)
Balance, beginning of year                           $      394        $      706        $      474
Additions                                                    81                76               232
Charge-offs                                                  --              (388)               --
                                                  ---------------   ---------------   ---------------
Balance, end of year                                 $      475        $      394        $      706
                                                  ===============   ===============   ===============

6.       OTHER RECEIVABLES

         Other receivables consist of all outstanding balances due to the Company other than amounts due from current tenants and are net of the allowance for uncollectible amounts of $34,000 and $54,000 as of December 31, 2001 and 2000. The activity in the allowance for uncollectible accounts for the three years ending December 31, 2001, is as follows:

                                                                Year ended December 31,
                                                        2001              2000             1999
                                                  -------------------------------------------------
                                                                    (in thousands)
Balance, beginning of year                         $       54       $       205       $       330
Additions                                                  --                20                --
Charge-offs                                               (20)             (171)             (125)
                                                  ---------------   ---------------   -------------
Balance, end of year                               $       34       $        54       $       205
                                                  ===============   ===============   =============

7.     MORTGAGE LOANS AND BONDS RECEIVABLE

       Mortgage loans and bonds receivable consist of the following:

                                                                                       December 31,
                                                                                   2001             2000
                                                                              ----------------  -------------
                                                                                      (in thousands)
Secured Promissory Note due March 31, 2009, collateralized by deed of
   trust, principal and interest payable monthly at 12% per annum.             $    7,617        $    7,522
Unsecured Promissory Note due March 31, 2009, principal and interest
   payable monthly at 12% per annum.......................................          2,700             2,700
Secured Note due April 1, 2008, interest payable semiannually at 10%
   per annum (This note is currently in default).........................             150               150
Unsecured promissory note due September 1, 2000, interest payable at
   10% per annum (This note is currently in default).....................           1,000             1,000
Unsecured promissory note due July 1, 2000, interest payable at 10% per
   annum (This note is currently in default)............................               79               104
Secured promissory note due August 25, 1998, interest payable at 12%
   per annum (This note is currently in default).                                   2,377             2,405
Secured promissory note due June 30, 2001, interest payable at 10% per
   annum.  This note was repaid in November 2001........................               --               675
Secured bond receivable due December 15, 2029, interest payable
   semiannually at 8.75% per annum......................................            1,218             1,218
Unsecured promissory note due January 31, 2010, principal and interest
   payable monthly at 10% per annum...........................                        567               513
Unsecured promissory note receivable due June 30, 1999. This note was
   repaid in December 2001...........................................                  --                44
Unsecured promissory note receivable due April 11, 2003, interest
   payable monthly at 10%...............................................              290                --
                                                                              ------------      ------------
Face value of mortgage loans and bonds receivable                                  15,998            16,331
Accrued interest                                                                      462               440
Allowance for uncollectible amounts                                                (4,484)           (5,527)
                                                                              ------------      ------------
Total mortgage loans and bonds interest receivable                             $   11,976        $   11,244
                                                                              ============      ============

      The activity in the allowance for uncollectible notes receivable for the three years ending December 31, 2001, is as follows:

                                                                Year ended December 31,
                                                        2001              2000             1999
                                                  ----------------- ----------------- -------------
                                                                 (in thousands)
Balance, beginning of year                         $    5,527       $     4,576        $    3,517
Additions                                                 146             2,861             1,059
Charge-offs                                            (1,189)           (1,910)               --
                                                  --------------   ---------------    -------------
Balance, end of year                                  $ 4,484           $ 5,527        $    4,576
                                                  ==============   ===============    =============

8.       INVESTMENTS IN UNCONSOLIDATED AFFILIATES

      The Company has investments in various unconsolidated affiliates as described in Note 1. The following tables provide a summary of the Company's investment in each of these entities as of December 31, 2001 and 2000 (in thousands).

                                              ===============================================================================
                                                                         Penasquitos   Penasquitos    Heritage      Pacific
                                                GLN Capital  San Pedro      LLC           Inc.          Park     Gardens Corp.
                                              ===============================================================================
Opening balance at beginning of year             $    765    $   1,144      $    161       $    20   $    --      $    (312)
Equity in (loss) earnings of affiliates                (4)         207          (147)           --        --            312
Cash contributions                                     46           --            70            --        --             --
Cash distributions                                     --           --          (442)           --        --             --
                                              ------------- ------------ --------------  ---------- ---------  -------------
Equity, before inter-company adjustments              807        1,351          (358)           20        --             --
Intercompany receivable (payable), net                 67           71           291           (20)       14             --
                                              ------------- ------------ --------------  ---------- ---------  -------------
Investment in unconsolidated  affiliates         $    874    $   1,422      $    (67)      $    --   $    14      $      --
                                              ============= ============ ==============  ========== =========  =============

                                          =================================================
                                           Eagle Run,
                                              Inc.      EagleRun    Lakeview      Total
                                          =================================================
Opening balance at beginning of year        $    (370)   $   655     $   250    $   2,313
Equity in (loss) earnings of affiliates          (131)       (32)         --          205
Cash contributions                                 --         --         188          304
Cash distributions                                 --       (248)        (40)        (730)
                                           ------------- ------------ ----------- ---------
Equity, before inter-company adjustments         (501)       375         398        2,092
Intercompany receivable (payable), net             29         48       1,989        2,489
                                           ------------- ------------ ----------- ---------
Investment in unconsolidated  affiliates    $    (472)   $   423     $ 2,387    $   4,581
                                           ============= ============ =========== =========

                                         =======================================================================================
                                                              Valley
                                                           Convalescent                 Penasquitos    Penasquitos    Heritage
                                            GLN Capital        (1)         San Pedro       LLC            Inc.          Park
                                         ========================================================================================
Opening balance at beginning of year         $   776         $   323      $   1,070       $  1,379        $  106    $     --
Equity in (loss) earnings of affiliates          (11)             (8)           122            (90)           --          --
Cash contributions                               --              --              --             --            --          --
Cash distributions                               --             (315)           (48)        (1,128)          (86)         --
                                         -------------  --------------  --------------  -------------  ------------  ---------
Equity, before inter-company adjustments        765              --           1,144            161            20          --
Intercompany receivable (payable), net           67              --              80            245           (20)         13
                                         -------------  --------------  --------------  -------------  ------------  ---------
Investment in unconsolidated affiliates      $  832          $   --       $   1,224       $    406        $   --    $     13
                                         =============  ==============  ==============  =============  ============  =========

                                         ====================================================================
                                            Pacific        Eagle Run,
                                           Gardens Corp.     Inc.        EagleRun    Lakeview      Total
                                         ====================================================================
Opening balance at beginning of year         $   (312)      $   61        $   654    $   250     $  4,307
Equity in (loss) earnings of affiliates            --         (431)             1         --         (417)
Cash contributions                                 --           --             --         --           --
Cash distributions                                 --           --             --         --       (1,577)
                                         --------------  -----------  ------------  ---------  ------------
Equity, before inter-company adjustments         (312)        (370)           655        250        2,313
Intercompany receivable (payable), net            110            6             48      1,989        2,538
                                         --------------  -----------  ------------  ---------  ------------
Investment in unconsolidated affiliates      $   (202)      $ (364)       $   703    $ 2,239     $  4,851
                                         ==============  ===========  ============  =========  ============

(1) In March 2000, the Company sold its 50% interest in Valley Convalescent to its joint venture partner. The transaction included a sales price of $500,000 consisting of $200,000 in cash and a $300,000 mortgage note. The $300,000 mortgage note was consolidated with the $2.8 million mortgage that the Company already held on the facility. The $3.1 million mortgage was repaid in November 2000.

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 2001 (in thousands).

                                         =====================================================================================
                                                                                                                   Pacific
                                                                     Penasquitos   Penasquitos      Heritage       Gardens
                                           GLN Capital   San Pedro       LLC          Inc.            Park          Corp.
                                         =====================================================================================
Financial Position:
------------------
     Land                                    $   --        $ 1,882       $   641       $    --       $   750      $    --
     Buildings                                   --          4,239         6,248            --            --           --
     Notes receivable, net                     1,586           --            --             --            --           --
     Other Assets                                --            327         1,149            --           238           --
     Notes payable                               --         (4,640)       (8,426)           --          (940)          --
     Other liabilities                           (69)         (614)         (174)          (10)          (48)          --
                                           -----------    ----------    ----------    ----------    ----------    ----------
Net assets                                   $ 1,517       $ 1,194       $  (562)      $   (10)      $   --       $    --
                                           ==========-    ==========    ==========    ==========    ==========    ==========
Partner's equity:
-----------------
     G&L Realty Partnership, L.P.            $   807       $ 1,351       $  (358)      $    20       $    --       $   --
     Others                                      710          (157)         (204)          (30)           --           --
                                           -----------    ----------    ----------    ----------    ----------    ----------
Total Equity                                 $ 1,517       $ 1,194       $  (562)      $   (10)      $    --       $   --
                                           ===========    ==========    ==========    ==========    ==========    ==========

                                         ======================================================
                                           Eagle Run
                                             Inc.       Eagle Run       Lakeview       Total
                                         ======================================================
Financial Position:
------------------
     Land                                 $     --        $ 1,191           947      $   5,411
     Buildings                                  --          4,713            --        15,2000
     Notes receivable, net                      --             --            --          1,586
     Other Assets                              493          1,933         7,209         11,349
     Notes payable                              --         (7,025)       (6,602)       (27,633)
     Other liabilities                      (1,494)           (40)       (1,000)        (3,449)
                                         -----------     ----------    ----------    -----------
                                          $ (1,001)       $   772       $   554      $   2,464
Net assets                               ===========     ==========    ==========    =-=========

Partner's equity:
-----------------                         $   (501)       $   375       $   398      $   2,092
     G&L Realty Partnership, L.P.             (500)           397           156            372
     Others                              -----------     ----------    ----------    ----------
                                          $ (1,001)       $   772       $   554        $ 2,464
Total Equity                             ===========     ==========    ==========    ==========


                                         =====================================================================================
                                                                                                                   Pacific
                                                                     Penasquitos   Penasquitos      Heritage       Gardens
                                           GLN Capital   San Pedro       LLC          Inc.            Park          Corp
                                         =====================================================================================
Operations:
-----------
     Revenues                                $    --       $ 1,169       $   657       $    --       $    --       $   312
     Expenses                                     (8)         (962)         (949)           --            --            --
                                           -----------    ----------    ----------    ----------    ----------    ----------
Net (loss) income                            $    (8)      $   207       $  (292)      $    --       $    --       $   312
                                           ===========    ==========    ==========    ==========    ==========    ==========
Allocation of net (loss) income:
--------------------------------
     G&L Realty Partnership, L.P             $    (4)          207       $  (147)      $    --       $    --       $   312
     Others                                       (4)           --          (145)           --            --            --
                                           -----------    ----------    ----------    ----------    ----------    ----------
Net (loss) income                            $    (8)      $   207       $  (292)      $    --       $    --       $   312
                                           ===========    ==========    ==========    ==========    ==========    ==========


                                         ======================================================

                                           Eagle Run
                                             Inc.       Eagle Run       Lakeview       Total
                                         ======================================================

Operations:
-----------                                $  3,048        $   688       $   --      $   5,874
     Revenues                                (3,310)          (752)          --         (5,981)
     Expenses                            -----------     ----------    ----------    ----------
                                           $   (262)       $   (64)      $   --      $    (107)
Net (loss) income                        ===========     ==========    ==========    ==========

Allocation of net (loss) income:
--------------------------------           $   (131)       $   (32)     $    --      $     205
     G&L Realty Partnership, L.P               (131)           (32)          --
     Others                              -----------     ----------    ----------   -----------
                                           $   (262)       $   (64)     $    --      $    (107)
Net (loss) income                        ===========     ==========    ==========   ===========

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 2000 (in thousands).

                                     ==========================================================================================
                                                                                                                      Pacific
                                                       Valley                  Penasquitos Penasquitos  Heritage      Gardens
                                       GLN Capital  Convalescent   San Pedro      LLC         Inc.        Park         Corp.
                                     ==========================================================================================
Financial Position:
-------------------
     Land                                 $    --      $    --     $   1,882      $   641   $    --      $   750      $    --
     Buildings                                 --           --         4,227        6,409        --           --           --
     Notes receivable, net                  1,585           --            --           --        --           --           --
     Other Assets                              --           --           294        1,260        --          247           --
     Notes payable                             --           --        (4,730)      (7,962)       --         (910)          --
     Other liabilities                        (60)          --          (439)        (260)      (10)         (87)        (349
                                     --------------  -----------  ------------  ----------  ---------  ----------  ------------
Net assets                                $ 1,525      $    --     $   1,234      $    88   $   (10)     $    --      $  (349)
                                     ==============  ===========  ============  ==========  =========  ==========  ============

Partner's equity:
----------------
     G&L Realty Partnership, L.P.         $   765      $    --     $   1,144      $   161   $    20      $    --      $  (312)
     Others                                   760           --            90          (73)      (30)          --          (37)
                                     --------------  -----------  ------------  ----------  ---------  ----------  ------------
Total Equity                              $ 1,525      $    --     $   1,234      $    88   $   (10)     $    --      $  (349)
                                     ==============  ===========  ============  ==========  =========  ==========  ============

                                     ================================================
                                     Eagle Run
                                        Inc.      Eagle Run    Lakeview     Total
                                     ================================================
Financial Position:
-------------------
     Land                              $    --    $   1,191   $   947     $   5,411
     Buildings                              --        4,934        --        15,570
     Notes receivable, net                  --           --        --         1,585
     Other Assets                          482        1,017     2,225         5,525
     Notes payable                          --       (5,791)   (1,954)      (21,347)
     Other liabilities                  (1,221)         (50)     (664)       (3,140)
                                     ----------- -----------  ---------  ------------
Net assets                             $  (739)   $   1,301   $   554     $   3,604
                                     =========== ===========  =========  ============

Partner's equity:
----------------
     G&L Realty Partnership, L.P.         (370)   $    655    $   250     $   2,313
     Others                               (369)        646        304         1,291
                                     ----------- -----------  ---------  ------------
Total Equity                           $  (739)   $  1,301    $    554    $   3,604
                                     =========== ===========  =========  ============

                                     ==========================================================================================
                                                                                                                        Pacific
                                                         Valley                  Penasquitos Penasquitos   Heritage    Gardens
                                         GLN Capital  Convalescent   San Pedro      LLC         Inc.         Park        Corp.
                                     ==========================================================================================
Operations:
-----------
     Revenues                             $    --      $    83     $   1,140      $   892   $     --     $    --      $    --
     Expenses                                 (22)         (99)       (1,018)      (1,072)        --          --           --
                                     --------------  -----------  ------------  ----------  ---------  ----------  ------------
Net (loss) income                         $   (22)     $   (16)    $     122      $  (180)        --     $    --      $    --
                                     ==============  ===========  ============  ==========  =========  ==========  ============

Allocation of net (loss) income:
--------------------------------
     G&L Realty Partnership, L.P.         $    (11)     $    (8)   $     122      $   (90)  $     --     $    --      $    --
     Others                                    (11)          (8)          --          (90)        --          --           --
                                     --------------  -----------  ------------  ----------  ---------  ----------  ------------
Net (loss) income                         $    (22)     $   (16)   $     122      $  (180)  $     --     $    --      $    --
                                     ==============  ===========  ============  ==========  =========  ==========  ============

                                     ================================================

                                        Eagle Run
                                          Inc.      Eagle Run   Lakeview    Total
                                     ================================================
Operations:
-----------
     Revenues                          $ 1,803    $    854    $    --     $   4,772
     Expenses                           (2,666)       (851)        --        (5,728)
                                     ----------- -----------  ---------  ------------
Net (loss) income                      $  (863)   $      3    $    --     $    (956)
                                     =========== ===========  =========  ============

Allocation of net (loss) income:
--------------------------------
     G&L Realty Partnership, L.P.      $ (431)    $      1    $    --     $    (417)
     Others                              (432)           2         --          (539)
                                     ----------- -----------  ---------  ------------
Net (loss) income                      $ (863)    $      3    $    --     $    (956)
                                     =========== ===========  =========  ============

9.  MARKETABLE SECURITIES

      Marketable securities consist of the following:

                                                             December 31,
                                                        2001              2000
                                                    --------------- -----------------
                                                            (in thousands)
Equity securities                                      $       90        $       --
PHP Healthcare Corporation subordinated
   debentures, $2,800,000 face value, interest
   at 6.50%, due December 15, 2002, at cost                 1,154             1,154
Accrued interest                                               58                58
Amortized discount                                            152               152
                                                    ----------------   --------------
                                                            1,454             1,364
Less reserve for uncollectible amounts                     (1,454)           (1,364)
                                                    ----------------   --------------
Total                                                  $       --        $       --
                                                    ================   ==============

10.  DEFERRED CHARGES AND OTHER ASSETS

     Deferred charges and other assets consist of the following:

                                                             December 31,
                                                        2001              2000
                                                  ----------------- -----------------
                                                            (in thousands)
Deferred financing costs                                   $7,467            $4,011
Pre-acquisition costs                                         257               150
Leasing commissions                                         1,974             1,486
Prepaid expense and other assets                              483               914
                                                    ----------------   ---------------
                                                           10,181             6,561
Less accumulated amortization                              (2,872)           (2,012)
                                                    ----------------   ---------------
Total                                                      $7,309            $4,549
                                                    ================   ===============

11.  NOTES PAYABLE

                                                                                                December 31,
        Notes payable consist of the following:                                             2001            2000
                                                                                       ===============================
                                                                                               (in thousands)
$7,831,000 Note due April 1, 2008 collateralized by deed of trust, monthly principal
    and interest payments of $56,000, interest at 7.05% per annum.                            $ 7,359         $ 7,502
$7,500,000 Note due December 11, 2008, collateralized by deed of trust, monthly
    principal and interest payments of $50,000, interest at 6.90% per annum.                    7,255           7,343
$2,000,000 Secured line of credit due July 13, 2003, interest payable at Prime plus
    2.0% per annum.                                                                             1,440           1,797
$8,100,000 Note due April 1, 2008, collateralized by deed of trust, monthly
    principal and interest payments of $58,000, interest at 7.05% per annum.                    7,613           7,761
$2,475,000 Note due September 1, 2008 collateralized by deed of trust, monthly
    principal and interest payments of $18,000, interest at 7.49% per annum.                    2,349           2,391
$3,267,000 Note due April 1, 2008 collateralized by deed of trust, monthly principal
    and interest payments of $23,000, interest at 7.05% per annum.                              3,071           3,130
$5,225,000 Note due January 1, 2019 collateralized by deed of trust, monthly
    principal and interest payments of $38,209, interest at 6.75% per annum.                    4,817           4,983
$1,333,125 Note due April 1, 2008 collateralized by deed of trust, monthly principal
    and interest payments of $9,554, interest at 7.05% per annum.                               1,253           1,277
$35,000,000 Note due August 11, 2006, collateralized by deed of trust, monthly
    payments of $282,000 of principal and interest, interest at 8.492% per annum.              32,585          33,133
$30,000,000 Note due August 11, 2005, collateralized by deed of trust, monthly
    principal and interest payments of $229,000, interest at 7.89% per annum.                  27,126          27,684
$11,400,000 Note due September 1, 2034, collateralized by deed of trust, monthly
    principal and interest payments of $77,000, interest at 8% per annum.                      11,220          11,296
$10,000,000 Note due July 1, 2009 collateralized by deed of trust, monthly principal
    and interest payments of $58,000, interest at 6.85% per annum.                              9,490           9,705
$1,440,000 Note due July 1, 2009 collateralized by deed of trust, monthly principal
    and interest payments of $11,000, interest at 7.375% per annum.                             1,385           1,408
$7,500,000 Note due January 21, 2002 collateralized by deed of trust, monthly principal and interest payments of approximately $16,000, interest at Prime plus
    0.75% per annum.                                                                            2,342           7,382
$13,920,000 Note due October 1, 2002 collateralized by deed of trust, monthly principal and interest payments of approximately $122,000, interest at LIBOR
    plus 2.75% per annum.                                                                      13,499          13,740
$8,500,000 Note due January 1, 2002, collateralized by deed of trust, monthly principal and interest payments of approximately $71,000, interest at LIBOR plus
    2.75% per annum.                                                                            8,275           8,415
$2,100,000 Note due November 1, 2002, collateralized by deed of trust, monthly principal and interest payments of approximately $17,000, interest at LIBOR plus
    3.40% per annum.                                                                            2,044           2,070
$800,000 Unsecured note due May 1, 2006, monthly principal and interest payments of
    $5,593, interest at 7.50% per annum.                                                          785             801
$950,000 Note due May 1, 2006, collateralized by a second deed of trust, monthly
    principal and interest payments of $7,305, interest at 8.50% per annum.                       936             944
$5,800,000 Note due in 2006, collateralized by deed of trust, monthly principal and
    interest payments of $48,102, interest at 8.30% per annum.                                  5,549           5,672
$2,000,000 Unsecured note due July 31, 2007, interest rate of 8.50% per annum.                     --             508
$35,000,000 Note due October 29, 2011, principal and interest payable
    monthly at LIBOR plus 7.50% per annum                                                      34,873              --
$7,200,000 Note due on August 1, 2011, collateralized by deed of trust, interest                                   --
    payable monthly at 7.51% per annum                                                          7,182              --
$250,000 Unsecured note due October 1, 2002,  monthly interest only payments,
    interest at  5.75% per annum........................................                          250              --
                                                                                       --------------  --------------
Total                                                                                        $192,698        $158,942
                                                                                       ==============  ==============

      As of December 31, 2001, 30-day LIBOR was 1.876% and the prime rate was 5.00%.

      Aggregate future principal payments as of December 31, 2001 are as follows:

Years Ending December 31
------------ -----------
       (in thousands)
2002 .................                       $ 27,620
2003 .................                          8,047
2004 .................                          4,179
2005 .................                         35,664
2006 .................                         32,960
Thereafter ...........                         84,228
                                            ---------
    Total ............                      $ 192,698
                                            =========

      During 2000, the Company capitalized interest relating to development projects, either directly owned by the Company or through joint ventures of $17,000. The Company capitalized no interest in 2001.

12..COMMITMENTS AND CONTINGENCIES

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

     In February 2000, the Operating Partnership filed a declaratory relief action in the New Jersey State Court seeking a determination that LaSalle National Bank ("LaSalle") did not have any rights against certain assets held by the Operating Partnership. In December 2001, the Operating Partnership entered a settlement agreement with LaSalle whereby it would pay LaSalle $1.1 million and assign certain claims in full satisfaction of any amounts owed by the Operating Partnership to LaSalle. The Operating Partnership paid the $1.1 million to LaSalle in January 2002.

     In November 1999, Landmark Healthcare Facilities, LLC ("Landmark") filed a lawsuit against Valencia, a subsidiary of the Company, entitled Landmark Healthcare Facilities, LLC V. G&L Valencia, LLC, case number 816391 in the Superior Court of California, County of Orange, claiming that Landmark is entitled to approximately $600,000 plus interest under an agreement for the development of an MOB in Valencia, California. In December 1999, the Company filed a counter suit to recover approximately $400,000 plus interest that was already paid under the development agreement and for a judgment and declaration that all of Landmark's rights, title and interest in Valencia have been terminated or assigned to the Company. On July 5, 2001, the court issued a ruling in favor of the Company in an amount in excess of $900,000. In January 2002, the Company accepted a settlement offer for $310,000 to be paid off over 10 months.

      The Company is the guarantor on a $300,000 letter of credit in favor of NVHF Affiliates, LLC, a non-profit low-income apartment owner. The Company holds an unsecured promissory note from NVHF Affiliates, LLC in the amount of $562,000. The Company has been depositing the interest payments received on this note as well as the interest payments received on its approximately $1.3 million of bonds from this entity into a segregated bank account to eliminate the letter of credit. The Company's partner in this venture has also been depositing its interest payments into this bank account. As of March 31, 2002, there was approximately $185,000 in this bank account. The Company does not anticipate having to pay anything under this letter of credit.

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

      There are a number of stockholder class actions pending against the Company and its directors that arose out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company's common stock not then owned by them. The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000. A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. This suit was voluntarily dismissed without prejudice on June 7, 2001, and re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001. Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001. Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001. All these actions assert claims for breach of fiduciary duty and seek compensatory damages and other relief. The Lukoff, Abrons and Harbor Finance actions have been consolidated for all purposes, and the court has set a trial date of February 3, 2003. The Morse action has been stayed by stipulation of the parties subject to approval of the court.

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

         On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the "Merger"). The Company was the survivor in the Merger. G & L Acquisition, LLC was owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company's Common Stock was delisted from the New York Stock Exchange.

     In order to fund the Merger and related transactions, Messrs. Gottlieb and Lebowitz obtained a loan from GMAC Commercial Mortgage Corporation ("GMAC") in the amount of $35 million (the "Loan"). Immediately following the completion of the Merger on October 29, 2001, the Operating Partnership became the borrower under the Loan. The Loan is for ten years and bears interest initially at the 30 day London Interbank Offered Rate ("LIBOR") plus 7.5%. The interest rate spread over 30 day LIBOR can be reduced to as low as 5.5% based on the outstanding balance on the Loan and if the Operating Partnership meets certain debt service covenant ratios. As interest rate protection, the Operating Partnership purchased a LIBOR cap on November 8, 2001 for $905,000 which caps the maximum 30 day LIBOR rate at 4.25% for five years in determining the interest due on the Loan. As of December 31, 2001, the Company recognized $500,000 of interest income due to the increase in value of the LIBOR cap.

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

     The Operating Partnership used $28.1 million of the Loan proceeds to fund the Merger consideration of $13.00 per share for each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz. The Operating Partnership loaned $5.2 million of the Loan proceeds to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company's Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. For purposes of presentation in these consolidated financial statements, the $5.2 million loaned to Messrs. Gottlieb and Lebowitz and been shown as a deduction to stockholders' equity. The remaining Loan proceeds were used to purchase the LIBOR cap described above and to pay fees and other costs associated with the Loan.

     Immediately prior to the Merger, the Company created a new partnership named G&L Senior Care Partnership, L.P. (the "Senior Care Partnership") and the Operating Partnership transferred its interest in Maryland Gardens, GL/PHP, Hampden, Pacific Gardens, Hoquiam, Tarzana, Heritage, Massachusetts, Aspen, GLN, Penasquitos LLC, Penasquitos Inc., Eagle Run, Eagle Run Inc., Lakeview and Heritage to the Senior Care Partnership. In addition, the Operating Partnership also transferred its direct ownership of a 183-bed hospital in Tustin, California along with the debt secured by this property, a 20-unit apartment complex in Phoenix, Arizona and all of its mortgage and notes receivable outstanding to the Senior Care Partnership. The creation of the Senior Care Partnership and the transfer of the Company's Non-MOB assets to this partnership were part of the terms and conditions of the Loan.

     Also immediately prior to the Merger, two of the limited partners of the Operating Partnership traded their limited partnership units back to the Operating Partnership in exchange for an increased limited partnership interest in the Roxbury Partnership. This exchange decreased the Operating Partnership's interest in the Roxbury Partnership from 61.75% to 32.81%.

      Distributions in excess of net income-- As described in Note 2, the Company has elected to be treated as a REIT for Federal income tax purposes. As such, the Company is required to distribute at least 90% of its annual taxable income.

      For the years ended December 31, 2001, 2000 and 1999, cash distributed in the form of dividends to holders of the Company's Common Stock exceeded the Company's taxable income and is therefore considered to be a return of capital. In 2001 and 2000, 100% of the Company's dividend was considered a return of capital to common stockholders. For 1999, 4.46% of the dividend was taxable as long-term capital gains and the remaining 95.54% represented a return of capital. For 1998, 18.55% of the dividend was taxable as ordinary income and the remaining 81.45% represented a return of capital. In 2001, dividends paid to holders of the Company's preferred stock were considered a 26.1% return of capital to preferred stockholders. In 2000, dividends paid to holders of the Company's preferred stock were considered a 100% return of capital to preferred stockholders. In previous years, the dividends paid to holders of the Company's preferred stock were fully taxable as ordinary income.

14.  STOCK INCENTIVE PLAN

      Until October 29, 2001, the Company had a stock incentive plan under which an aggregate of 209,500 shares of the Company's Common Stock were reserved for issuance. Options were granted at per share amounts not less than fair market value at the date of grant and expire ten years thereafter. Granted options vested in even increments over a two or three year period beginning one year from the grant date. The Company does not charge the estimated compensation cost of options granted against income. Compensation cost is estimated to be the fair value of all options granted based on the Binomial option-pricing model. Based upon the stock price at the date of grant, the costs associated with options granted in each of the years ended December 31, 2000 and 1999 are $265,000, and $5,000, respectively. If the compensation costs had been charged against income at the time of vesting, adjusted for shares exercised and canceled during the period, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            Year Ended December 31,
                                   2001              2000                 1999
                                  ----------------------------------------------
                                     (in thousands, except per share amounts)
Net Income (Loss):
  As reported                     $6,130             $1,149             $(2,115)
  Pro forma                         N/A              $1,061             $(2,120)

Loss per share:
  As reported:
      Basic                         N/A              $(2.53)             $(2.48)
      Fully diluted                 N/A              $(2.53)             $(2.48)
  Pro forma:
      Basic                         N/A              $(2.57)             $(2.48)
      Fully diluted                 N/A              $(2.57)             $(2.48)

      Pursuant to the merger agreement dated October 29, 2001, each outstanding option has been cancelled. The agreement provided that each option holder would be entitled to receive a cash amount equal to $13.00 less the exercise price for each share of common stock subject to the option, payable after the effective time of the merger for a vested or unvested option. In addition, upon the execution of the merger agreement, all unvested options held by Daniel M.Gottlieb and Steven D. Lebowitz became fully vested and exercisable. As of December 31, 2001, the amount paid by the Company to cancelled option holders was approximately $683,000.

       A summary of the status of the Company's stock incentive plan as of December 31, 2001, 2000, 1999, and changes during the years ending on those dates is presented in the following table. The average price presented below represents the weighted average exercise price based upon the market value at the grant date.

                                        2001                     2000                      1999
                              ------------------------  ------------------------  -----------------------
                                            Average                  Average                    Average
                                Shares       Price       Shares       Price        Shares       Price
                              ===========================================================================
Outstanding,
       Beginning of year        250,000       $11.16     151,000      $12.88      214,000        $14.49
    Granted                          --           --     102,000        8.85        2,000         10.50
    Exercised                        --           --          --          --           --            --
    Forfeited or canceled      (250,000)       11.16      (3,000)      18.92      (65,000)        18.11
                               ---------   ----------    --------    ---------   ----------  ----------
Outstanding,
       End of year                   --           --     250,000      $11.16      151,000        $12.88
                               =========   ==========    ========    =========   ==========  ==========

Options exercisable
       At year-end                   --           --     172,882      $16.11      130,998        $14.79
Weighted-average fair
       value of options
       granted during
       the year                      --                    $2.60                    $2.40

      Fair value of options- The Company estimated the fair value of the options granted in 2000 and 1999 based on the following assumptions:

                                                        Year Ended December 31,
                                                           2000            1999
                                                           ----            ----

Risk-free interest rate...................                4.98%           6.80%
Expected life of the option...............              3 years         3 years
Expected volatility of stock..............               50.00%          36.00%
Expected dividends........................              $ 0.50          $ 0.50

      The Company assumes that the equivalent risk-free interest rate is the closing market rate, on the last trading day of the year, for three-year treasury bills.

      The Company's stock incentive plan was introduced in conjunction with its initial public offering on December 16, 1993. Based upon the number of options exercised and cancelled since the inception of the plan, the Company assumed the estimated life of the outstanding option agreements to be three years.

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

      G&L Hampden, LLC, a wholly owned subsidiary of the Company, acquired three SNFs in Massachusetts on October 28, 1997 from Hampden Nursing Homes, Inc. ("HNH"), a nonprofit corporation. Lenox Healthcare, Inc. ("Lenox") managed the three facilities from October 1998 through December 1999. In November 1999, Lenox filed for bankruptcy protection. The Company immediately moved to replace Lenox as the manager of the nursing homes. In January 2000, the Company received the bankruptcy court's permission to replace Lenox as the manager and a new management firm, a subsidiary of Roush & Associates ("Roush"), was immediately retained. Although Lenox managed these Massachusetts nursing homes, HNH held the licenses necessary to operate the facilities. In March 2000, the Company successfully transferred the licenses to G&L Massachusetts, LLC, a subsidiary of the Operating Partnership. Revenue from the three Massachusetts nursing homes represented approximately 37.4% of the Company's total revenues in 2001. Roush is an experienced skilled nursing facility operator and the Company's management believes that Roush will be able to profitably manage these facilities for the Company; however, the financial position of the Company, and its ability to make expected distributions to stockholders, may be adversely affected in the event that Roush experiences financial difficulties.

      In addition to the nursing homes in Massachusetts, the Company owns other ALF and SNF Properties that it leases to operators. All of the leases are for five years or less with non-credit tenants. In the event that the operators of these facilities are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facility in order to keep it operating. If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions may be adversely affected.

16.  SEGMENT INFORMATION

      The Company's business currently consists of the following segments:

      . Medical office buildings - These investments consist of 24 high quality MOBs, two retail facilities and one parking facility totaling approximately 875,000 square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

      .   Skilled nursing facilities - These investments consist of eight
           SNFs and one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona. The SNFs are located in Hampden, Massachusetts; Phoenix, Arizona; Hoquiam, Washington; Hyattsville, Maryland and Chico and Paso Robles, California. All of the SNFs and the apartment complex are owned 100% by the Company. In addition, the Company currently holds the operating license in three of the eight SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, all of the assets, liabilities, revenues and expenses of these SNFs are reflected in the condensed consolidated financial statements of the Company and the segment information provided below. The Company also held the license to operate its SNF located in Phoenix, Arizona until February 2002. On April 1, 2000, the Company terminated its lease with the operator of this SNF and entered into a management agreement with a new manager. For the nine months ended December 31, 2000, the assets, liabilities, revenues and expenses of this SNF were also included in the condensed consolidated financial statements of the Company. On January 1, 2001, the Company entered into a new lease with a new manager which entitles the Company to monthly lease payments. As a result of this new lease, the assets, liabilities, revenues and expenses of this SNF are no longer included in the consolidated financial statements of the Company. The Company will be required to pay the applicable corporate income tax on any net income produced by these SNFs located in Hampden, Massachusetts, although the Company's REIT status will not be affected. While the Company does not intend to hold these operating licenses for the long term, the Company believes it is currently in the best interests to own the licenses to operate these facilities.

      . Assisted living facilities - These investments consist of five ALFs, all owned through joint ventures. The five ALFs contain over 350 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. The Company's joint venture partner in each of these ALFs operates the facility.

      . Debt obligations - These investments consist of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. As of December 31, 2001, the Company had ten loans outstanding with a net book value of $16.9 million.

          The tables on the following pages reconcile the Company's income and expense activity for the years ending December 31, 2001, 2000 and 1999 and balance sheet data as of December 31, 2001 and 2000. The Company has restated the segment information for the year ending December 31, 1999 to reflect the change in reportable segments.

                                2001 Reconciliation of Reportable Segment Information

                                                Medical        Skilled        Assisted       Debt
                                                Office         Nursing         Living     Obligations       Other         Total
                                                ------         -------         ------     -----------       -----         -----
                                                                               (In thousands)
Revenue:
   Rents, tenant reimbursements and
     parking .............................     $  25,815       $    1,635     $   2,743     $     --     $      --     $   30,193
   Patient revenues.......................            --           21,057            --           --            --         21,057
   Interest and loan fees.................           130               37             2        1,906           726          2,801
   Lease termination income...............         2,613               --            --           --            --          2,613
   Other income...........................           265              753            --          794            59          1,871
                                            -------------     ------------   -----------   ----------   -----------   ------------
      Total revenues......................        28,823           23,482         2,745        2,700           785         58,535
                                            -------------     ------------   -----------   ----------   -----------   ------------
Expenses:
   Property operations....................         7,789              622           174           94            --          8,679
   Skilled nursing operations.............            --           19,004            --           --            --         19,004
   Depreciation and amortization..........         4,466            1,038           511           --            48          6,063
   Interest...............................         9,071            1,578         1,517          671           635         13,472
   Provision for doubtful accounts,
     notes and bonds receivable...........            83              850            --           71            --          1,004
   Corporate tax expense..................            --               85            --           --            --             85
   General and administrative.............            --               --            --           --         3,953          3,953
                                            -------------     ------------   -----------   ----------   -----------   ------------
      Total expenses......................        21,409           23,177         2,202          836         4,636         52,260
                                            -------------     ------------   -----------   ----------   -----------   ------------
Income (loss) from operations.............         7,414              305           543        1,864       (3,851)          6,275
Equity in earnings (loss) of
   unconsolidated affiliates..............           207               --             2          (4)           --             205
                                            -------------     ------------   -----------   ----------   -----------   ------------
Income (loss) from operations before
   minority interests.....................     $   7,621       $      305    $      545      $ 1,860     $ (3,851)     $    6,480
                                            =============     ============   ===========   ==========   ===========   ============

                                2001 Reconciliation of Reportable Segment Information

                                                Medical          Skilled       Assisted        Debt
                                                Office           Nursing        Living      Obligations     Other        Total
                                                ------           -------        ------      -----------     -----        -----
                                                                                (In thousands)
Rental properties.....................        $  114,067        $   30,419     $  21,322    $       --     $    201      $166,009
Mortgage loans and notes receivable, net.             --               297            --        11,679           --        11,976
Cash and cash equivalents..............               31                95           260            --        1,653         2,039
Restricted cash .......................            2,780               581            19           872           --         4,252
Tenant rent and reimbursement
    receivable, net ...................              349             4,017         1,263           125          424         6,178
Unbilled rent receivable, net .........            2,633                28            --            --           --         2,661
Other receivables, net.................               (7)               --            --            --           26            19
Investment in unconsolidated affiliates            1,422                --         2,285           874           --         4,581
Deferred financing costs, net..........            4,584               392           412           293           --         5,681
Pre-acquisition costs..................               --                --            --           135          122           257
Deferred lease costs, net..............              885                 4            --            --           --           889
Prepaid expense and other .............              116               306            43            --           17           482
                                            -------------     -------------   -----------  ------------   ----------   -----------
   Total assets........................      $   126,860       $    36,139     $  25,604    $   13,978     $  2,443     $ 205,024
                                            =============     =============   ===========  ============   ==========   ===========

                                2000 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION

                                                 Medical         Skilled       Assisted        Debt
                                                 Office         Nursing         Living     Obligations      Other        Total
                                                 ------         --------        ------     -----------      -----        -----
                                                                                (In thousands)

Revenue:
    Rents,tenant reimbursements and
     parking ..............................    $   24,741      $     1,328     $    2,588      $    --     $     --     $ 28,657
   Patient revenues........................            --           17,820             --           --           --       17,820
   Net gain (loss) on sale of assets.......         1,405             (142)            --           --           --        1,263
   Interest and loan fees..................           246               14             --        2,198           74        2,532
   Other income............................           147              366             --           --           60          573
                                              ------------    -------------   ------------    ---------   ----------   ----------
      Total revenues.......................        26,539           19,386          2,588        2,198          134       50,845
                                              ------------    -------------   ------------    ---------   ----------   ----------

Expenses:
   Property operations.....................         6,999              531            150          174           --        7,854
   Skilled nursing operations..............            --           16,548             --           --           --       16,548
   Depreciation and amortization...........         4,502              957            492           --           64        6,015
   Provision for doubtful accounts and
     notes receivable......................            --              563             --        1,725           --        2,288
   Interest................................         9,165            2,100          1,530          877          130       13,802
   General and administrative..............            --               --             --           --        2,892        2,892
                                              ------------    -------------   ------------    ---------   ----------   ----------
      Total expenses.......................        20,666           20,699          2,172        2,776        3,086       49,399
                                              ------------    -------------   ------------    ---------   ----------   ----------
Income (loss) from operations..............         5,873           (1,313)           416         (578)      (2,952)       1,446
Equity in earnings (loss) of
   unconsolidated affiliates...............           122               (8)          (520)         (11)          --         (417)
                                              ------------    -------------   ------------    ---------   ----------   ----------
Income (loss) from operations before
  minority interests.......................      $  5,995      $    (1,321)    $     (104)     $  (589)    $ (2,952)    $  1,029
                                              ============    =============   ============    =========   ==========   ==========

                                2000 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION

                                                 Medical          Skilled       Assisted        Debt
                                                  Office          Nursing        Living      Obligations      Other        Total
                                                  ------          -------        ------      -----------      -----        -----
                                                                                (In thousands)

Rental properties.....................         $  115,008       $   31,040     $   21,824     $     --       $   237    $ 168,109
Mortgage loans and notes receivable, net.              --               --             --       11,244            --       11,244
Cash and cash equivalents..............               845              111            256           --         1,579        2,791
Restricted cash .......................             3,040              687             63          834            --        4,624
Tenant rent and reimbursement receivable,
    net........................................     2,008            3,908            633           71            49        6,669
Unbilled rent receivable, net..........             2,327               85             --           --            --        2,412
Other receivables, net.................                11               --             --           35            --           46
Investment in unconsolidated affiliates             1,224               --          2,795          832            --        4,851
Deferred financing costs, net..........             1,590              632            363          232            --        2,817
Pre-acquisition costs..................                --               49             --          101            --          150
Construction in progress...............               163                8             --           --            --          171
Deferred lease costs, net..............               657               11             --           --            --          668
Prepaid expense and other .............               675              150             43           --            46          914
                                              ------------     -----------    ------------   ----------     ---------  -----------
   Total assets........................        $  127,548       $   36,681     $   25,977     $ 13,349       $ 1,911    $ 205,466
                                              ============     ===========    ============   ==========     =========  ===========

                                1999 RECONCILIATION OF REPORTABLE SEGMENT INFORMATION

                                                 Medical         Skilled       Assisted        Debt
                                                 Office          Nursing        Living     Obligations      Other        Total
                                                 ------          --------       ------     -----------      -----        -----
                                                                                (In thousands)

Revenue:
   Rents, tenant reimbursements
     and parking ..........................     $  25,301      $     3,797     $    1,253     $     --     $     --      $ 30,351
   Interest and loan fees..................           279               24              1        2,339          154         2,797
   Other income............................           138               --             --           --          260           398
                                               -----------    -------------   ------------   ----------   ----------    ----------
      Total revenues.......................        25,718            3,886          1,254        2,339          414        33,546
                                               -----------    -------------   ------------   ----------   ----------    ----------
Expenses:
   Property operations.....................         6,871              338             29          121           --         7,359
   Depreciation and amortization...........         4,458              882            269           --           81         5,690
   Impairment of long-lived assets.........         6,400               --             --           --           --         6,400
   Provision for doubtful accounts and
     notes receivable......................           210            2,000             --           --           --         2,210
   Interest................................         9,958            1,063            813           (8)         567        12,393
   General and administrative..............            --               --             --           --        3,196         3,196
                                               -----------    -------------   ------------   ----------   ----------    ----------
      Total expenses.......................        27,897            4,283          1,111          113        3,844        37,248
                                               -----------    -------------   ------------   ----------   ----------    ----------
(Loss) income from operations..............        (2,179)            (462)           143        2,226       (3,430)       (3,072)
Equity in earnings (loss) of
   unconsolidated affiliates...............           202              (28)          (505)          62           --          (269)
(Loss) income from operations before           -----------     ------------   ------------   ----------   ----------    ----------
   minority interests.......................    $  (1,977)      $     (490)    $     (362)    $  2,288     $ (3,430)     $ (3,971)
                                               ===========     ============   ============    =========   ==========    ==========

17.      EXTRAORDINARY LOSS ON EARLY RETIREMENT OF  LONG-TERM DEBT

     During 2001, the Company recorded an extraordinary loss on the early retirement of long-term debt in the amount of $0.1 million. This loss was the result of the write-off of deferred loan fees related to the repayment of a $5.1 million loan secured by two of its properties located in Tustin, California

     During 2000, the Company recorded an extraordinary loss on the early retirement of long-term debt in the amount of $0.2 million. This loss was a result of pre-payment fees and the write-off of deferred loan fees relating to the repayment of a $5.5 million loan secured by a 33,000 square foot MOB in Aliso Viejo, California. The building was sold to Hoag Memorial Hospital Presbyterian on January 25, 2000 for a price of $8.3 million. The Company used a portion of the proceeds to repay the $5.5 million loan.

     During 1999, the Company obtained a $13.92 million short-term loan secured by three skilled nursing facilities located in Massachusetts at an interest rate of LIBOR plus 2.75%. The first portion of the loan closed on October 4, 1999 and was used to repay a $6.0 million loan secured by the three facilities. In repaying the $6.0 million loan, the Company incurred prepayment fees of approximately $129,000 and wrote off an additional $42,000 in loan fees relating to the loan. These amounts have been presented as an extraordinary loss on the statement of operations.

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

         On April 15, 1999, the Company borrowed $2.0 million from Reese L. Milner, a former director and an Operating Partnership unit holder of the Company. The loan bore interest at 12% per annum and was due on May 15, 1999. The Company also paid a loan fee of $20,000 to Mr. Milner. The loan was secured by a first trust deed against a parcel of real property owned by the Company. On May 13, 1999, the loan was extended until new financing on the collateralized property was obtained. The Company repaid the loan plus all accrued interest on June 13, 1999.

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

         On February 7, 2000, the board of directors of the Company unanimously approved the guarantee of a $500,000 line of credit from Tokai Bank to each of Daniel M. Gottlieb and Steven D. Lebowitz, both directors and officers of the Company, for a total of $1 million. The guarantee was canceled in October 2001. In addition, on February 29, 2000, the board of directors granted 50,000 non-qualified Common Stock options to each of Messrs. Gottlieb and Lebowitz. The exercise price of the options was $8.875, the closing price of the Company's Common Stock on February 29, 2000.

     On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the "Merger"). The Company was the survivor in the Merger. G & L Acquisition, LLC was owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company's Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company's Common Stock was delisted from the New York Stock Exchange.

         As part of the Merger, the Operating Partnership loaned $5.2 million of the Loan proceeds to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company's Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, bear interest at the interest rate in effect on the Loan and require monthly interest only payments. Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes. For purposes of presentation in these consolidated financial statements, the $5.2 million loaned to Messrs. Gottlieb and Lebowitz has been shown as a deduction to stockholders' equity.

19.      UNAUDITED CONSOLIDATED QUARTERLY INFORMATION

         Unaudited consolidated quarterly financial information for the periods as follows:

                                                               2001 Fiscal Quarter
                                                 -------------------------------------------
                                                    1st        2nd         3rd        4th
                                                 ---------  ----------  ---------   --------
                                                   (In thousands, except per share amounts)

Revenue:
   Rental...................................      $6,581     $6,509     $6,867      $6,840
   Patient revenues.........................       5,008      5,353      5,289       5,407
   Tenant reimbursements....................         409        614        413         458
   Parking .................................         346        435        347         374
   Lease termination income.................       2,613         --         --          --
   Interest and loan fees...................         510        489        445       1,357
   Other income.............................         437        149        398         887
                                                 --------  ---------   --------    --------
      Total revenues........................      15,904     13,549     13,759      15,323
                                                 --------  ---------   --------    --------
Expenses:
   Property operations......................       1,958      2,208      2,255       2,258
   Skilled nursing operations...............       4,530      4,753      4,793       4,928
   Depreciation and amortization............       1,473      1,495      1,544       1,551
   Interest.................................       3,298      3,242      3,207       3,725
   General and administrative...............         848        860        834       1,411
   Provision for doubtful accounts..........         219        135        275         375
                                                 --------  ---------   --------    --------
      Total expenses........................      12,326     12,693     12,908      14,248
                                                 --------  ---------   --------    --------
   Income from operations before minority
      interests.............................       3,578        856        851       1,075
   Equity in (loss) earnings of
     unconsolidated affiliates..............         (83)       (92)        83         297
   Minority interest in consolidated
     affiliates.............................         (62)       (71)       (68)       (101)
   Corporate income tax expense.............          --         --       (212)        127
                                                 --------  ---------   --------    --------
   Income before extraordinary item.........       3,433        693        654       1,398
                                                 --------  ---------   --------    --------
   Extraordinary loss on early
      extinguishment of debt                          --         --        (48)         --
                                                 --------  ---------   --------    --------
   Net income ..............................       3,433        693        606       1,398
   Dividends on preferred stock ...........       (1,790)    (1,791)    (1,790)     (1,791)
                                                 --------  ---------   --------    --------
   Net income (loss) to common stockholders       $1,643    $(1,098)   $(1,184)      $(393)
                                                 ========  =========   ========    ========

                                                            2000 Fiscal Quarter
                                               --------------------------------------------
                                                   1st        2nd         3rd        4th
                                               ----------  ---------  ---------   ---------
                                                  (In thousands, except per share amounts)

Revenue:
   Rental...................................      $6,789     $6,261     $6,275      $6,564
   Patient revenues.........................         899      5,452      5,681       5,788
   Tenant reimbursements....................         355        371        401         368
   Parking .................................         303        307        322         341
   Net gain on sale of assets ..............       1,263         --         --          --
   Interest and loan fees...................         484        898        590         560
   Other income.............................         109        123         99         242
                                                ---------   --------  ---------  ----------
      Total revenues........................      10,202     13,412     13,368      13,863
                                                ---------   --------  ---------  ----------

Expenses:
   Property operations......................       1,855      2,080      1,906       2,013
   Skilled nursing operations...............         818      4,937      5,235       5,558
   Depreciation and amortization............       1,533      1,533      1,472       1,477
   Interest.................................       3,423      3,421      3,491       3,467
   General and administrative...............         700        768        702         722
   Provision for doubtful accounts..........       2,288         --         --          --
                                                ---------   --------  ---------  ----------
      Total expenses........................      10,617     12,739     12,806      13,237
                                                ---------   --------  ---------  ----------
   (Loss) income from operations before
     minority interests.....................        (415)       673        562         626
   Equity in loss of unconsolidated affiliates      (143)      (205)       (45)        (24)
   Minority interest in consolidated
     affiliates.............................         (67)       (39)       (27)        (49)
   Minority interest in Operating Partnership        533         83        (78)        (78)
                                                ---------   --------  ---------  ----------
   (Loss) income before extraordinary item..         (92)       512        412         475
                                                ---------   --------  ---------  ----------

   Extraordinary loss on early
      extinguishment of debt                        (158)        --         --          --
                                                ---------   --------  ---------  ----------
   Net (loss) income .......................        (250)       512        412         475
   Dividends on preferred stock ............      (1,793)    (1,790)    (1,791)     (1,790)
                                                ---------   --------  ---------  ----------
   Net loss to common stockholders..........     $(2,043)   $(1,278)   $(1,379)    $(1,315)
                                                =========   ========  =========  ==========

20. SCHEDULE OF CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2001. (IN THOUSANDS).

                                                                              Cost Capitalized Subsequent
                                                    Initial Cost to Compa            to Acquisition
                                                 --------------------------  -----------------------------
                            Encumbrances                      Building and               Building and
   Description              (See Notes)             Land      Improvements     Land      Improvement
-------------------------   ------------         ---------    -------------  --------   ------------------
Medical Office Building
California Properties:
----------------------
405 North Bedford Drive     (See Note A)           $2,186        $4,076            $452       $10,355
415 North Bedford Drive     (See Note A)              292           573              --           615
416 North Bedford Drive     (See Note A)              427           247              --         2,749
435 North Bedford Drive     (See Note A)            1,144         2,853              --         3,055
435 North Roxbury Drive           $7,359              162           390              39         2,810
436 North Bedford Drive     (See Note B)            2,675        15,317              --           545
439 North Bedford Drive               --               --           109              --           498
Holy Cross Medical Plaza           7,613            2,556        10,256                         1,377
St. Joseph's Professional          3,071            1,300         3,936              --           381
   Building.
Sherman Oaks Medical Plaza  (See Note B)            1,454         8,278              --         2,539
Regents Medical Center      (See Note B)            1,470         8,390              --         1,380
Cigna HealthCare Bldg.      (See Note B)            1,260         7,282              --         1,013
1095 Irvine Boulevard              1,253              474           663              --           454
14662 Newport Avenue        (See Note D)              645         1,900              --            72
14591 Newport Avenue        (See Note E)              160            36              --           363
14642 Newport Avenue        (See Note E)              400         1,033              --           625
26771 Aliso Creek Road             1,385              585            --              --         1,328
23861 McBean Parkway               9,490               --         4,164             (25)        8,318
24355 Lyons Avenue                 4,817              623         6,752              --           567
1330 Orange Avenue                 7,255              809         8,753              --           395
5 Journey Road                     2,044              411            --              --         1,612

Senior Care Facilities
Arizona Properties:
------------------
31 West Maryland Avenue               --              800         3,847              --           686
39 West Maryland Avenue               --              172           835              --           115

California Properties:
----------------------
1437 Seventh Street               11,220            2,357         8,427              --         1,300
321 12th Street                       --               93           373              --             5
1645 Esplanade                        --              159           636              --             2
18700 Burbank Blvd.                7,270            2,350         8,035              --           243

Massachusetts Properties:
-------------------------
42 Prospect Avenue          (See Note C)            1,048         4,609              --             1
32 Chestnut Street          (See Note C)            1,319         9,307              --           522
34 Main Street              (See Note C)              702         3,040              --            --

                                   Gross amount at which carried at close of Period (See Note G)
                                 ----------------------------------------------------------------
                                                                                                                  Date of
                                                 Building and                Accumulated     Acquisition      Construction or
   Description                     Land          Improvements     Total      Depreciation        Date         Rehabilitation
-----------------------          --------      ---------------    -----     -------------    -----------      ---------------
Medical Office Buildings
California Properties:
-----------------------
405 North Bedford Drive           $2,638            $14,431      $17,069        $4,828           1993            1947/1987
415 North Bedford Drive              292              1,188        1,480           614           1993               1955
416 North Bedford Drive              427              2,996        3,423         1,223           1993            1946/1986
435 North Bedford Drive            1,144              5,908        7,052         3,196           1993         1950/1963/1984
435 North Roxbury Drive              201              3,200        3,401         1,391           1993            1956/1983
436 North Bedford Drive            2,675             15,862       18,537         2,296           1990               1980
439 North Bedford Drive               --                607          607           404           1993            1956/1983
Holy Cross Medical Plaza           2,556             11,633       14,189         2,874           1994               1985
St. Joseph's Professional          1,300              4,317        5,617           924           1993               1987
   Building.
Sherman Oaks Medical Plaza         1,454             10,817       12,271         3,101           1994            1969/1993
Regents Medical Center             1,470              9,770       11,240         2,577           1994               1989
Cigna HealthCare Bldg.             1,260              8,295        9,555         1,417           1994               1992
1095 Irvine Boulevard                474              1,117        1,591           388           1994            1994/1995
14662 Newport Avenue                 645              1,972        2,617           269           1996            1969/1974
14591 Newport Avenue                 160                399          559            84           1996               1969
14642 Newport Avenue                 400              1,658        2,058           470           1996               1985
26771 Aliso Creek Road               560              1,328        1,888           105           1997               1998
23861 McBean Parkway                  --             12,482       12,482         1,274           1998            1981/1999
24355 Lyons Avenue                   623              7,319        7,942           710           1998               1990
1330 Orange Avenue                   809              9,148        9,957           681           1998            1977/1985
5 Journey Road                       411              1,612        2,023           116           1998            1998/1999

Senior Care Facilities
Arizona Properties:
------------------
31 West Maryland Avenue              800              4,533        5,333           643           1997            1951-1957
39 West Maryland Avenue              172                950        1,122           102           1998               1968

California Properties:
----------------------
1437 Seventh Street                2,357              9,727       12,084           919           1998               1990
321 12th Street                       93                378          471            17           2000               1940
1645 Esplanade                       159                638          797            29           2000               1960
18700 Burbank Blvd.                2,350              8,278       10,628           471           2000               1989

Massachusetts Properties:
-------------------------
42 Prospect Avenue                 1,048              4,610        5,658           839           1997           1957/65/78/85
32 Chestnut Street                 1,319              9,829       11,148           916           1997               1985
34 Main Street                       702              3,040        3,742           597           1997             1965/1985

Washington Properties:
----------------------
3035 Cherry Street                 2,349              100         3,216              --            25
                               ----------        ---------     ---------        ---------    ---------
   Total................        $ 65,126          $28,133      $127,333            $466       $43,950
                               ==========        =========     ==========        ========    =========
Realty Financing Partnership
(See Note A)                      27,126
Medical Partnership (See Note
B)                                32,585
G&L Hampden, LLC
(See Note C)                      13,499
G&l Realty Partnership
(See Note D)                       2,342
G&l Realty Partnership
(See Note E)                       7,181
Per Above                         65,126
                               ----------
Total encumbrances              $147,859
                               ==========

Washington Properties:
----------------------
3035 Cherry Street                   100            3,241         3,341             398          1998        1954
                                ---------        ---------     ---------       ---------      ---------    --------
   Total..............           $28,599         $171,283      $199,882         $33,873
                                =========        =========     =========       =========

The changes in total real estate assets and accumulated depreciation for the years ended December 31 are as follows:

                                             Total Real Estate Assets
                                 ----------------------------------------------
                                         2001            2000           1999
                                 ----------------------------------------------
                                                  (in thousands)
Balance at beginning of year       $  196,317      $  204,121    $   196,083
Improvements and acquisitions           3,565          14,887         15,673
Impairment of long-lived assets            --              --         (6,400)
Dispositions                               --         (22,691)        (1,235)
                                  ------------     -----------  -------------
Balance at end of year             $  199,882      $  196,317    $   204,121
                                  ============     ===========  =============

-----------------------

                                           Accumulated Depreciation
                               ---------------------------------------------
                                      2001            2000            1999
                               ---------------------------------------------
                                                (in thousands)
Balance at beg. of year        $    28,208      $   23,912      $   18,493
Depreciation                         5,665           5,697           5,419
Dispositions                            --          (1,401)             --
                              -------------    -------------   ------------
Balance at end of year         $    33,873      $   28,208      $   23,912
                              =============    =============   ============

Note A: The Realty Financing Partnership owns the following properties which are security for a blanket first trust deed: 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford.
Note B: The Medical Partnership owns the following properties, which are each security for a blanket first trust deed: Sherman Oaks Medical Plaza, Cigna HealthCare Building, Regents Medical Center and 436 North Bedford Drive.
Note C: G&L Hampden, LLC owns the following properties, which are security for a first trust deed: 42 Prospect Avenue, 32 Chestnut Street, and 34 Main Street.
Note D: G&L Realty Partnership, L.P. owns the following properties which are security for a first trust deed: 14662 Newport Avenue
Note E: G&L Realty Partnership, L.P. owns the following properties which are security for a first trust deed: 14591 Newport Avenue, 14642 Newport Avenue

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 G&L REALTY CORP.

Date:  March 29, 2002                       By:       /s/ David E. Hamer
                                                -------------------------------
                                                 David E. Hamer
                                                 Controller and Chief Accounting
                                                    Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 Signature                    Title                                   Date
                -----------                  ------                                  ------
         /s/ Daniel M. Gottlieb               Chief Executive Officer,
---------------------------------------
         Daniel M. Gottlieb                       Co-Chairman of the Board and        March 29, 2002
                                                  Director (Principal Executive
                                                  Officer)

         /s/ Steven D. Lebowitz
---------------------------------------
         Steven D. Lebowitz                   President, Co-Chairman of the           March 29, 2002
                                                 Board and Director

         /s/ Richard L. Lesher                Director                                March 29, 2002
---------------------------------------
         Richard L. Lesher

         /s/ Charles P. Reilly                Director                                March 29, 2002
---------------------------------------
           Charles P. Reilly

         /s/ S. Craig Tompkins                Director                                March 29, 2002
---------------------------------------
           S. Craig Tompkins