Form 10-K/A
period 2001-12-31
G&L REALTY CORP
filed 2002-04-26
CIK 912240

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   ____________
                                   FORM 10-K/A


(Mark One)
 [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

 [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transaction period from_______to________

                         Commission file number 1-12566
                            _________________________

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

       Registrant's telephone number, including area code: (310) 273-9930
                            _________________________

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

      This Annual Report on Form 10-K/A is being filed by G & L Realty Corp. (the "Company") to amend the date of the Independent Auditors' Report in Part IV, Item 14(a) of the Company's Annual Report on Form 10-K filed on March 29, 2002.


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

Los Angeles, California
March 29, 2002

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 G & L REALTY CORP.


Date:    April 24, 2002                  By:            /s/ David Hamer
                                                 -------------------------------
                                                        David Hamer
                                                        Chief Accounting Officer