Form 10-Q
period 2002-03-31
G&L REALTY CORP
filed 2002-05-15
CIK 912240

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)
  [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

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

                                ----------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                             ---

================================================================================

                                G&L REALTY CORP.

                                     INDEX

                                                                                                         Page
Part I             Financial Information                                                                Number
      Item 1       Financial Statements
                         Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                           and December 31, 2001...................................................        3
                         Condensed Consolidated Statements of Operations for the Three Month
                           Periods Ended March 31, 2002 and 2001 (unaudited).......................        4
                         Condensed Consolidated Statements of Cash Flows for the Three Month
                           Periods Ended March 31, 2002 and 2001 (unaudited).......................     5 - 6
                        Notes to Condensed Consolidated Financial Statements (unaudited)...........     7 - 17
      Item 2            Management's Discussion and Analysis of Financial Condition and Results of
                           Operations..............................................................    19 - 25
      Item 3            Quantitative and Qualitative Disclosures About Market Risk                        26
Part II              Other Information
      Item 1            Legal Proceedings..........................................................       27
      Item 2            Changes in Securities......................................................       27
      Item 3            Defaults Upon Senior Securities............................................       27
      Item 4            Submission of Matters to a Vote of Security Holders........................       27
      Item 5            Other Information..........................................................       27
      Item 6            Exhibits and Reports on Form 8-K...........................................    27 - 30

Signature                  ........................................................................       31

                                G&L REALTY CORP.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                March 31,        December 31,
                                                                                  2002               2001
                                                                            -------------------------------------
                                                                                (Unaudited)
                                                ASSETS
                                                ------
Rental properties (Note 3):
      Land                                                                          $28,933            $28,599
      Buildings and improvements, net                                               143,761            137,410
                                                                                   --------           --------
          Total rental properties                                                   172,694            166,009
Cash and cash equivalents                                                             2,726              2,039
Restricted cash                                                                       4,089              4,252
Tenant rent and reimbursements receivable, net                                        6,256              6,178
Unbilled rent receivable, net                                                         2,682              2,661
Other receivables, net                                                                   10                 19
Mortgage loans and notes receivable, net                                              2,017             11,976
Investments in unconsolidated affiliates (Note 6)                                     3,293              4,581
Deferred charges and other assets, net (Note 4)                                       6,709              7,309
                                                                                   --------           --------
   TOTAL ASSETS                                                                    $200,476           $205,024
                                                                                   ========           ========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                 ------------------------------------
LIABILITIES:
      Notes payable                                                                $190,843           $192,698
      Accounts payable and other liabilities                                          6,025             10,313
      Distributions payable                                                             131                270
      Tenant security deposits                                                        1,513              1,561
                                                                                -----------          ---------
          Total liabilities                                                         198,512            204,842

Commitments and Contingencies (Note 8)                                                   --                 --

Minority interest in consolidated affiliates                                         (1,043)              (719)
Minority interest in Operating Partnership                                               --                 --

STOCKHOLDERS' EQUITY (Note 5):
      Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
        . Series A Preferred - 1,495,000 shares issued and outstanding as of
          March 31, 2002 and December 31, 2001                                           15                 15
        . Series B Preferred - 1,380,000 shares issued and outstanding
          as of March 31, 2002 and December 31, 2001                                     14                 14
      Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of March 31, 2002 and
        December 31, 2001                                                                 7                  7
      Additional paid-in capital                                                     40,827             40,827
      Distributions in excess of net income                                         (32,616)           (34,722)
      Notes receivable from stockholders                                             (5,240)            (5,240)
                                                                                   --------           --------
          Total stockholders' equity                                                  3,007                901
                                                                                   --------           --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $200,476           $205,024
                                                                                   ========           ========

      See accompanying notes to Condensed Consolidated Financial Statements

                                G&L REALTY CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)

                                                                      For the Three Month
                                                                    Periods Ended March 31,
                                                                     2002            2001
                                                                -------------------------------
REVENUES:
   Rent                                                                $7,091          $6,581
   Patient revenues                                                     5,724           5,008
   Tenant reimbursements                                                  563             409
   Parking                                                                357             346
   Interest and loan fees (Note 9)                                      1,800             510
   Lease termination income                                                --           2,613
   Other income                                                           379             437
                                                                --------------    -------------
       Total revenues                                                  15,914          15,904
                                                                --------------    -------------

EXPENSES:
   Property operations                                                  2,161           1,958
    Skilled nursing operations                                          5,098           4,530
   Depreciation and amortization                                        1,574           1,473
   Provision for doubtful accounts, notes and bonds receivable            209             219
   Interest                                                             4,609           3,298
   General and administrative                                             789             848
                                                                --------------    -------------
       Total expenses                                                  14,440          12,326
                                                                --------------    -------------
 Income from operations before minority interests and equity
   in earnings (loss) of unconsolidated affiliates                      1,474           3,578

Equity in earnings (loss) of unconsolidated affiliates                     89             (83)
Minority interest in consolidated affiliates                             (125)            (62)
                                                                --------------    -------------

Income from operations before discontinued operations                   1,438           3,433
Discontinued operations (Notes 2 and 9)
   Gain from discontinued operations (Including
      gain on disposal of $2,458)                                       2,458              --
                                                                --------------    -------------
Net income                                                              3,896           3,433
Dividends on preferred stock                                           (1,790)         (1,790)
                                                                --------------    -------------
Net income available to common stockholders                            $2,106        $  1,643
                                                                ==============    =============

      See accompanying notes to Condensed Consolidated Financial Statements

                                G&L REALTY CORP.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Three Months Ended March 31,
                                                                                   2002                2001
                                                                             ------------------------------------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $3,896             $3,433
   Adjustments to reconcile net income to net cash provided by
       Operating activities:

           Depreciation and amortization                                            1,574              1,473
           Amortization of deferred loan costs                                        320                170
           Net gain on sale of assets                                              (2,458)                --
           Loss on change in value of interest rate hedge                             628                 --
           Minority interests                                                         125                 62
           Equity in (income) loss of unconsolidated affiliates                       (89)                83
           Provision for doubtful accounts and notes receivables                      209                219
           Unbilled rent receivable, net                                             (131)               (76)
           (Increase) decrease in:
                Other receivables                                                       9                 (2)
                Tenant rent and reimbursements receivable                            (265)             1,650
                Prepaid expense and other assets                                     (141)              (258)
                Accrued interest and loan fees receivable                            (152)                18
           Increase (decrease) in:
                Accounts payable and other liabilities                             (4,305)            (1,047)
                Tenant security deposits                                              (22)               173
                                                                             -----------------   ----------------
Net cash (used in) provided by operating activities                                  (802)             5,898
                                                                             -----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets                                                          4,839                 --
Additions to rental properties                                                       (286)              (487)
Pre-acquisition costs, net                                                            (42)               (10)
Construction in progress                                                               --                171
Leasing commissions                                                                   (44)              (178)
Investment in mortgage loans and notes receivable                                    (310)              (300)
Contributions to unconsolidated affiliates                                            (46)              (155)
Distributions from unconsolidated affiliates                                        1,092                 --
Principal payments received from mortgage loans and notes receivable                9,130                128
                                                                             -----------------   ----------------
Net cash provided by (used in) investing activities                                14,333               (831)
                                                                             -----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds                                                                 --              5,100
Repayment of notes payable                                                        (11,752)            (5,813)
Payment of deferred loan costs                                                        187               (208)
Decrease (increase) in restricted cash                                                657               (656)
Minority interest equity contribution                                                  25                 --
Distributions                                                                      (1,961)            (2,263)
                                                                             -----------------   ----------------
Net cash used in financing activities                                             (12,844)            (3,840)
                                                                             -----------------   ----------------
                                                                                                     Continued...

      See accompanying notes to Condensed Consolidated Financial Statements

                                  G&L REALTY CORP.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)

                                                                                 Three Months Ended March 31,
                                                                                 2002                 2001
                                                                            -------------------------------------
                                                                                       (Unaudited)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             687             1,227
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,039             2,791
                                                                            -----------------   -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $2,726            $4,018
                                                                            =================   =================
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest                                           $4,506            $3,126
                                                                            =================   =================
NONCASH INVESTING AND FINANCING ACTIVITIES

Distributions declared not yet paid                                                $   --            $  370
                                                                            =================   =================
Preferred distributions due to minority partner                                    $   44            $   15
                                                                            =================   =================
Transfers from projects under development to building                              $   --            $  374
                                                                            =================   =================

Acquisition of property and other assets through assumption of notes payable:
                   Restricted cash                                           $         597
                   Land                                                              1,390
                   Buildings and improvements                                       10,760
                   Deferred charges and other assets                                   463
                   Note receivable                                                  (1,269)
                                                                            =================
                   Total                                                     $      11,941
                                                                            =================

Assumption of note payable for property and other assets:
                   Note payable                                              $      11,941
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

                  G&L Realty Partnership, L.P., a Delaware limited partnership
                      (the "Operating Partnership")
                  G&L Senior Care Partnership, L.P., a Delaware limited partnership
                      (the "Senior Care Partnership")
                  G&L Realty Financing Partnership II, L.P., a Delaware limited partnership
                      (the "Realty Financing Partnership")*
                  G&L Medical Partnership, L.P., a Delaware limited partnership
                      (the "Medical Partnership")*
                  G&L Gardens, LLC, an Arizona limited liability company
                       ("Maryland Gardens")*
`                 435 North Roxbury Drive, Ltd., a California limited partnership
                      (the "Roxbury Partnership")
                  GL/PHP, LLC, a Delaware limited liability company ("GL/PHP")*
                  G&L Hampden, LLC, a Delaware limited liability company ("Hampden")*
                  G&L Valencia, LLC, a California limited liability company ("Valencia")
                  G&L Tustin, LLC, a California limited liability company ("Tustin")*
                  G&L Holy Cross, LLC, a California limited liability company ("Holy Cross")*
                  G&L Burbank, LLC, a California limited liability company ("Burbank")*
                  GLH Pacific Gardens, LLC, a California limited liability company ("Pacific Gardens")
                  G&L Hoquiam, LLC, a California limited liability company ("Hoquiam")
                  G&L Lyons, LLC, a California limited liability company ("Lyon")
                  G&L Coronado (1998), LLC, a California limited liability company ("Coronado")
                  GLH Tarzana, LLC, a California limited liability company ("Tarzana")
                  G&L Heritage Care, LLC, a Delaware limited liability company ("Heritage")
                  G&L Massachusetts, LLC, a Delaware limited liability company ("Massachusetts")
                  G&L Aspen, LLC, a California limited liability company ("Aspen")
                  G&L Tustin II, LLC, a Delaware limited liability company ("Tustin II")
                  G&L Tustin III, LLC, a Delaware limited liability company ("Tustin III")
                  G&L St. Thomas More, Inc., a Maryland corporation ("St. Thomas More")

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

                                G&L REALTY CORP.

                                  (Unaudited)

      References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Senior Care Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 32.81% partnership interest and is the sole general partner), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is a co-managing member), Tarzana (in which the Operating Partnership owns a 85% membership interest and is a co-managing member) and Hoquiam, Lyons, Coronado, Heritage, Massachusetts, Aspen, Tustin II, Tustin III and St. Thomas More (in which the Operating Partnership or the Senior Care Partnership own a 100% interest).

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

                                G&L REALTY CORP.

                                   (Unaudited)

    . G&L Parsons on Eagle Run, Inc. ("Eagle Run Inc.") is a California corporation formed on December 20, 1998 by the Company, through the Operating Partnership, and Parsons. The Company and Parsons each own 50% of Eagle Run Inc. Eagle Run Inc. was formed for the purpose of operating an assisted living facility in Omaha, Nebraska on the land acquired by Eagle Run. In October 2001, the Operating Partnership transferred its interest in Eagle Run, Inc. to the Senior Care Partnership.

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

    . Tustin Heritage Park, LLC ("Heritage Park") is a California limited liability company in which the Company has a 25% equity ownership interest. In June 1999, the Company sold a vacant piece of land in Tustin to Heritage Park. In exchange, the Company received $75,000 in cash, a $425,000 first deed of trust and a 25% equity ownership interest in Heritage Park. In September 2000, the first deed of trust was increased to $675,000 to reflect development fees and an extension of the note. Heritage Park intends to develop a 53-unit senior apartment residence on the land. In October 2001, the Operating Partnership transferred its interest in Heritage Park to the Senior Care Partnership.

    . Pacific Park ("Pacific Park") is an approximately 23,000 square foot MOB located in Aliso Viejo, California in which the Company, through the Operating Partnership, holds a 50% ownership interest. The building was developed by the Company in 1999 and opened in January 2000. Triad/SCP Partners, LLC., a company owned by a former officer of the Company who developed the property, operates the building and holds the remaining 50% interest. A major not-for-profit medical provider occupies 16,950 square feet (approximately 73.4%) of the rentable area of the building.

GLN, San Pedro, Penasquitos Inc., Penasquitos LLC, Pacific Gardens Corp., Eagle Run, Eagle Run, Inc., Lakeview, Heritage Park and Pacific Park are herein collectively referred to as the "Unconsolidated Affiliates" and individually as "Unconsolidated Affiliate".

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

         Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company and its Subsidiaries. The interests in the Roxbury Partnership, Pacific Gardens, Tarzana, the Operating Partnership and the Senior Care Partnership that are not owned by the Company, have been reflected as minority interests in the Operating Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The information presented as of and for the three-month period ended March 31, 2002 and 2001 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that might be expected for the full fiscal year.

         Certain information and footnote disclosures normally included in annual financial statements have been omitted. The Company believes that the disclosures included in these financial statements are adequate for a fair

                                 G&L REALTY CORP.

                                   (Unaudited)

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

     In November 2001, the Company purchased an interest rate cap for $0.9 million to protect against an increase in the one month LIBOR rate on a $35 million variable rate loan the Company obtained in October 2001. The interest rate cap is for a term of five years and protects the Company on a specific portion of the loan, which decreases over the term of the cap, on any increase in the one month LIBOR rate above 4.25% per annum. SFAS 133 requires the Company to record the interest rate cap on the balance sheet at fair value and to record changes in the fair value of the interest rate cap in the statement of operations. Based on a decline in the fair value of the interest rate cap as of March 31, 2002 from December 31, 2001, the Company recorded a non-cash increase in interest expense of $0.6 million in the statement of operations for the three months ended March 31, 2002. This follows a $0.5 million non-cash increase in the fair value of the interest rate cap for the final quarter of 2001.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS No. 142 was effective in January 2002. SFAS No. 141 prohibits the use of pooling-of-interests method, requiring all business combinations to be accounted for using the purchase method of accounting. SFAS No. 142 discontinues the practice of amortizing goodwill and other intangible assets and requires the periodic review of intangible assets for impairment. The Company's adoption of these new standards is not expected to have a material impact on the Company's financial position or results of operations.

         In October 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its financial position or results of operations.

                                 G&L REALTY CORP.

                                   (Unaudited)

3.  BUILDINGS AND IMPROVEMENTS

         Buildings and improvements consist of the following:

                                                                     March 31,          December 31,
                                                                       2002                 2001
                                                                -----------------------------------------
                                                                              (in thousands)
Buildings and improvements....................................          $162,387             $155,774
Tenant improvements...........................................            11,787               11,983
Furniture, fixtures and equipment.............................             4,571                3,526
                                                                  -------------------   -----------------
                                                                         178,745              171,283
Less accumulated depreciation and amortization................           (34,984)             (33,873)
                                                                  -------------------   -----------------
       Total..................................................          $143,761             $137,410
                                                                  ===================   =================

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

4.  DEFERRED CHARGES AND OTHER ASSETS

..........Deferred charges and other assets consist of the following:

                                                                      March 31,          December 31,
                                                                        2002                 2001
                                                                 ----------------------------------------
                                                                              (in thousands)
Deferred loan costs..........................................               $6,777              $7,467
Pre-acquisition costs........................................                  164                 257
Leasing commissions..........................................                1,918               1,974
Prepaid expense and other assets.............................                  592                 483
                                                                  -------------------   -----------------
                                                                             9,451              10,181
Less accumulated amortization................................               (2,742)             (2,872)
                                                                  -------------------   -----------------
     Total...................................................               $6,709              $7,309
                                                                  ===================   =================

                                 G&L REALTY CORP.

                                   (Unaudited)

5.  STOCKHOLDERS' EQUITY

         Distributions in excess of net income-- The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders' equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the three months ended March 31, 2002 and for the year ended December 31, 2001:

                                                                          March 31,         December 31,
                                                                            2002                2001
                                                                      ----------------------------------
                                                                                   (in thousands)
Distributions in excess of net income at beginning of period...              $(34,722)       $(32,602)
Net income during period.......................................                 3,896           6,130
Less: Distributions declared...................................                (1,790)         (8,250)
                                                                        ----------------  --------------
Distributions in excess of net income..........................              $(32,616)       $(34,722)
                                                                        ================  ==============

                              G&L REALTY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

6.   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in
Note 1. The following table provides a summary of the Company's investment in each of these entities as of March 31, 2002. (In thousands).

                                                    San      Penasquitos    Penasquitos     Heritage    Pacific    Eagle Run,
                                       GLN         Pedro        LLC             Inc.          Park        Park        Inc.
                                 ---------------------------------------------------------------------------------------------
Opening balance at beginning
     of period...................  $     807    $    1,351   $     (358)    $        20    $      --    $    --    $    (501)
Equity in earnings (loss) of
     affiliates..................          5            22          (14)             --           --         33           31
Cash contributions...............          1            --           15              --           --         --           --
Cash distributions...............       (743)           --           --              --           --         --         (313)
                                   -----------  -----------  ------------   ------------   ----------   ---------  -----------
Equity, before inter-company
     adjustments.................         70         1,373         (357)             20           --         33         (783)
                                   -----------  -----------  ------------   ------------   ----------   ---------  -----------
Intercompany transactions:
Receivable (payable), net........         67            62          291             (20)          14       (360)          31
                                   -----------  -----------  ------------   ------------   ----------   ---------  -----------
Investment in unconsolidated
     affiliates..................  $     137    $    1,435   $      (66)    $        --    $      14    $  (327)   $    (752)
                                   ===========  ===========  ============   ============   ==========   =========  ===========

                                   Eagle Run    Lakeview       Total
                                 --------------------------------------
Opening balance at beginning
     of period...................  $     375    $    398     $  2,092
Equity in earnings (loss) of
     affiliates..................         13          (1)          89
Cash contributions...............         --          31           47
Cash distributions...............         --          --       (1,056)
                                   ----------   ----------   ----------
Equity, before inter-company             388         428        1,172
     adjustments.................  ----------   ----------   ----------

Intercompany transactions:
Receivable (payable), net........         48       1,988        2,121
                                   ----------   ----------   ----------
Investment in unconsolidated       $     436    $  2,416     $  3,293
     affiliates..................  ==========   ==========   ==========

                              G&L REALTY CORP.

                                (Unaudited)

      Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the three months ended March 31, 2002. (In thousands).

                                                    San       Penasquitos    Penasquitos      Heritage     Pacific     Eagle Run
                                       GLN         Pedro         LLC             Inc.           Park         Park         Inc.
                                 ------------------------------------------------------------------------------------------------
Financial Position:
------------------
     Land........................  $      --    $    2,006    $      641     $        --     $     750    $    822    $      --
     Buildings...................         --         4,227         6,199              --            --       2,964           --
     Notes receivable, net                --            --            --              --            --          --           --
     Other assets................         46           315         1,215              --           238       1,098          374
     Notes payable...............         --        (4,615)       (8,409)             --          (940)     (4,076)          --
     Other liabilities...........         (7)         (743)         (261)            (10)          (48)       (574)      (1,540)
                                   -----------  ------------  ------------   -------------   ----------   ----------  -----------
Net assets.......................  $      39    $    1,190    $     (615)    $       (10)    $      --    $    234    $  (1,166)
                                   ===========  ============  ============   =============   ==========   ==========  ===========

Partner's equity:
----------------
     G&L Realty Partnership, L.P.  $      70    $    1,373    $     (357)    $        20     $      --    $     33    $    (783)
     Others......................        (31)         (183)         (258)            (30)           --         201         (383)
                                   -----------  ------------  ------------   -------------   ----------   ----------  -----------
Total equity ....................  $      39    $    1,190    $     (615)    $       (10)    $      --    $    234    $  (1,166)
                                   ===========  ============  ============   =============   ==========   ==========  ===========

Operations:
----------
     Revenues....................  $       9    $      303    $      227     $        --     $      --    $    202    $     893
     Expenses....................         --          (246)         (256)             --            --        (136)        (832)
                                   -----------  ------------  ------------   -------------   ----------   ----------  -----------
Net income (loss) ...............  $       9    $       57    $      (29)    $        --     $      --    $     66    $      61
                                   ===========  ============  ============   =============   ==========   ==========  ===========

Allocation of net (loss) income:
-------------------------------
     G&L Realty Partnership, L.P.  $       5    $       22    $      (14)    $        --     $      --    $     33    $      31
     Others......................          4            35           (15)             --            --          33           30
                                   -----------  ------------  ------------   -------------   ----------   ----------  -----------
Net income (loss)................  $       9    $       57    $      (29)    $        --     $      --    $     66    $      61
                                   ===========  ============  ============   =============   ==========   ==========  ===========

                                   Eagle Run     Lakeview       Total
                                 ---------------------------------------
Financial Position:
------------------
     Land........................  $   1,191     $    947     $  6,357
     Buildings...................      4,665        7,461       25,516
     Notes receivable, net                --           --           --
     Other assets................      1,460           48        4,794
     Notes payable...............     (7,025)      (6,920)     (31,985)
     Other liabilities...........       (118)        (984)      (4,285)
                                   -----------   ----------   ----------
Net assets.......................  $     173     $    552     $    397
                                   ===========   ==========   ==========

Partner's equity:
----------------
     G&L Realty Partnership, L.P.  $     388     $    428     $  1,172
     Others......................       (215)         124         (775)
                                   -----------   ----------   ----------
Total equity ....................  $     173     $    552     $    397
                                   ===========   ==========   ==========

Operations:
----------
     Revenues....................  $     279     $     30     $  1,943
     Expenses....................  $    (252)    $    (32)    $ (1,754)
                                   -----------   ----------   ----------
Net income (loss) ...............  $      27     $     (2)    $    189
                                   ===========   ==========   ==========

Allocation of net (loss) income:
-------------------------------
     G&L Realty Partnership, L.P.  $      13     $     (1)    $     89
     Others......................         14           (1)         100
                                   -----------   ----------   ----------
Net income (loss)................  $      27     $     (2)    $    189
                                   ===========   ==========   ==========

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

     . Debt obligations - These investments consist of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. As of March 31, 2002, the Company had eight loans outstanding with a net book value of $2.0 million.

      The tables on the following pages reconcile the Company's income and expense activity for the three months ended March 31, 2002 and 2001 and balance sheet data as of March 31, 2002.

                                G&L REALTY CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

             2002 Reconciliation of Reportable Segment Information
                   For the three months ended March 31, 2002

                                               Medical         Skilled        Assisted        Debt
                                               Office          Nursing         Living      Obligations     Other        Total
                                               ------          -------         ------      -----------     -----        -----
                                                                                 (In thousands)
Revenue:
   Rents, tenant reimb. and parking ......    $    6,626       $      659      $   726      $       --    $     --    $   8,011
   Patient revenues.......................            --            5,724           --              --          --        5,724
   Interest and loan fees.................            13                9           --           1,752          26        1,800
   Gain on sale of assets.................            --            2,458           --              --          --        2,458
   Other income...........................           360                3           --              --          16          379
                                            -------------    -------------   ----------   -------------   ---------   ---------
      Total revenues......................         6,999            8,853          726           1,752          42       18,372
                                            -------------    -------------   ----------   -------------   ---------   ---------
Expenses:
   Property operations....................         1,865              235           39              22          --        2,161
   Skilled nursing operations.............            --            5,098           --              --          --        5,098
   Depreciation and amortization..........         1,096              339          128              --          11        1,574
   Interest...............................         2,155              454          380             150       1,470        4,609
   Provision for doubtful accounts and
     notes receivable.....................             3              184           --              22          --          209
   General and administrative.............            --               --           --              --         789          789
                                            -------------    -------------   ----------   -------------   ---------   ---------
      Total expenses......................         5,119            6,310          547             194       2,270       14,440
                                            -------------    -------------   ----------   -------------   ---------   ---------
Income (loss) from operations.............         1,880            2,543          179           1,558      (2,228)       3,932
Equity in earnings (loss) of
   unconsolidated affiliates..............            55               --           29               5                       89
                                            -------------    -------------   ----------   -------------   ---------   ---------
Income (loss) from operations before
   minority interests.....................    $    1,935       $    2,543      $   208      $    1,563    $ (2,228)   $   4,021
                                            =============    =============   ==========   =============   =========   =========

              2001 Reconciliation of Reportable Segment Information
                    For the three months ended March 31, 2001

                                               Medical         Skilled        Assisted        Debt
                                               Office          Nursing         Living      Obligations     Other        Total
                                               ------          --------        ------      -----------     -----        -----
                                                                                (In thousands)
Revenue:
   Rents, tenant reimb. and parking .......   $    6,229       $      419      $   688      $       --    $     --      $ 7,336
   Patient revenues........................           --            5,008           --              --          --        5,008
   Interest and loan fees..................           44                3           --             408          55          510
   Lease termination income................        2,613               --           --              --          --        2,613
   Other income............................          105              318           --              --          14          437
                                            -------------    -------------   ----------   -------------   ---------   ----------
      Total revenues.......................        8,991            5,748          688             408          69       15,904
                                            -------------    -------------   ----------   -------------   ---------   ----------
Expenses:
   Property operations.....................        1,807               76           43              32          --        1,958
   Skilled nursing operations..............           --            4,530           --              --          --        4,530
   Depreciation and amortization...........        1,079              253          128              --          13        1,473
   Provision for doubtful accounts and
     notes receivable......................           38              177           --               4          --          219
   Interest................................        2,242              478          373             202           3        3,298
   General and administrative..............           --               --           --              --         848          848
                                            -------------    -------------   ----------   -------------   ---------   ----------
      Total expenses.......................        5,166            5,514          544             238         864       12,326
                                            -------------    -------------   ----------   -------------   ---------   ----------
Income (loss) from operations..............        3,825              234          144             170        (795)       3,578
Equity in earnings (loss) of
   unconsolidated affiliates...............           52               --         (135)             --          --          (83)
                                            -------------    -------------   ----------   -------------   ---------   ----------
Income (loss) from operations before
   minority interests......................   $    3,877       $      234      $     9      $      170    $   (795)     $ 3,495
                                            =============    =============   ==========   =============   =========   ==========

                                G&L REALTY CORP.

                                   (Unaudited)

             2002 Reconciliation of Reportable Segment Information
                              As of March 31, 2002

                                               Medical         Skilled        Assisted        Debt
                                               Office          Nursing         Living      Obligations     Other        Total
                                               ------          -------         ------      -----------     -----        -----
                                                                                (In thousands)
Rental properties.........................    $ 111,383       $   39,927     $  21,194     $        --    $    190    $ 172,694
Mortgage loans and notes receivable, net..           --              304            --           1,713          --        2,017
Cash and cash equivalents.................          130              211           141              --       2,244        2,726
Restricted cash ..........................        2,684            1,237            33              --         135        4,089
Tenant rent and reimb. receivable, net....          549            3,961         1,506              --         240        6,256
Unbilled rent receivable, net.............        2,682               --            --              --          --        2,682
Other receivables, net....................           (7)              --            --              --          17           10
Investment in unconsolidated affiliates...        1,108               --         2,048             137          --        3,293
Deferred loan costs, net..................        3,803              772           559              --          --        5,134
Pre-acquisition costs.....................           --               --            --               1         163          164
Deferred lease costs, net.................          819               --            --              --          --          819
Prepaid expense and other ................          214              335            43              --          --          592
   Total assets...........................    $ 123,365        $  46,747      $ 25,524      $    1,851    $  2,989    $ 200,476

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

        In January 2001, the Company settled a lawsuit with Cigna Healthcare, Inc and Cigna Healthcare of California ("Cigna") and received a settlement of $4.1 million. The settlement ended litigation against Cigna for delinquent rent , future rent and other amounts owed under a lease at the Company's MOB located in Irwindale, California. At the time of the settlement the total delinquent rent was approximately $1.5 million. The Company recorded lease termination income of $2.6 million in the first quarter of 2001 for the remainder of the proceeds.

                                G&L REALTY CORP.

                                   (Unaudited)

      There are a number of stockholder class actions pending against the Company and its directors that arose out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company's common stock not then owned by them. The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000. A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. This suit was voluntarily dismissed without prejudice on June 7, 2001, and re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001. Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001. Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001. In addition, on April 5, 2002, four former stockholders filed an individual suit in the Superior Court for the State of California, County of Los Angeles, Lyle Weisman, et al., v. G&L Realty Corp., et al., case number BC 27140. All these actions assert claims for breach of fiduciary duty and seek compensatory damages and other relief. The Lukoff, Abrons and Harbor Finance actions have been consolidated for all purposes, and the court has set a trial date of February 3, 2003. The Morse action has been stayed by stipulation of the parties subject to approval of the court.

      The Company is the guarantor on a $300,000 letter of credit in favor of NVHF Affiliates, LLC, a non-profit low-income apartment owner. The Company holds an unsecured promissory note from NVHF Affiliates, LLC in the amount of $562,000. The Company does not anticipate having to pay anything under this letter of credit.

9.   ACQUISITIONS, DISPOSITIONS AND FINANCINGS

     In January 2002, the Company received proceeds of $4.6 million related to the sale of a 183-bed hospital located in Tustin, California. The Company used $2.3 million of these proceeds to repay an outstanding loan on the hospital that was due in January 2002. The Company recorded a $2.5 million net gain on the sale of assets related to this sale.

     In January 2002, the Company received proceeds of $10.8 million related to the repayment of two notes receivable from Heritage Care, Inc, the operator of a SNF located in Hyattsville, Maryland (the "Heritage Care Notes"). The Company used the proceeds to repay an outstanding loan balance of $8.3 million secured by the Heritage Care Notes. The Company recognized $1.5 million of non-recurring interest income in the first quarter as a consequence of the early repayment of the Heritage Care Notes. Upon repayment of the notes, the Company purchased the SNF for $14.9 million which included the assumption of a new $11.9 million loan bearing interest at 7.05% per annum, due in January 2027 and secured by the SNF.

     In January 2002, the Company received cash proceeds of $0.7 million as return of capital related to its investment in GLN. In May 1997, the Company, through GLN, funded a secured loan of approximately $1.5 million to a limited partnership created to acquire a recreational vehicle park in Florida for approximately $1.2 million. The loan provided for monthly interest only payments and was in default as of December 31, 2001. In January 2002, the borrower sold the property for approximately $1.8 million and repaid the outstanding loan balance due GLN using the net proceeds from the sale.

10.  SUBSEQUENT EVENTS

      On April 10, 2002, the Company acquired, through a joint venture, a 120-bed SNF in Massachusetts for approximately $6.5 million. The Company funded approximately $1.0 million in order to acquire a 75% interest in this property through a joint venture with Radius Development Ring, LLC, the operator of the facility. The Company's interest in the joint venture will be reduced to 50% after the Company has received a return of its initial capital contribution plus a preferred return on its initial contribution.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company's 2001 Annual Report on Form 10-K as previously filed with the SEC.

      Information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company's actual operating performance or financial results to differ substantially from those anticipated by management. Factors influencing the Company's operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, the availability of financing, governmental regulations concerning, but not limited to, new construction and development, the creditworthiness of tenants and borrowers, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company's investments which may be discussed elsewhere in this Quarterly Report on Form 10-Q and the Company's 2001 Annual Report on Form 10-K as previously filed with the SEC.

Results of Operations
---------------------

      Comparison of the Three Month Period Ended March 31, 2002 versus the Three Month Period Ended March 31, 2001.

      Total revenues increased by $2.5 million, or 16%, from $15.9 million in the first quarter of 2001, to $18.4 million for the same period in 2002. The main reason was an increase in interest and loan fee income of approximately $1.3 million from $0.5 million in the first quarter of 2001, to $1.8 million for the same period in 2002. This increase was due to fees associated with the early repayment of the Company's two notes receivable related to a SNF located in Hyattsville, Maryland.

      Patient revenues relating to the skilled nursing facilities operated by the Company increased by $0.7 million from $5.0 million in the first quarter of 2001, to $5.7 million for the same period in 2002 due to increased occupancy.

      Rents, tenant reimbursements and parking revenues increased by $0.7 million, or 10%, from $7.3 million in the first quarter of 2001, to $8.0 million for the same period in 2002. The January 2002 acquisition of a SNF in Hyattsville, Maryland accounted for $0.3 million of this increase. In addition, the Company leased its MOB located in Irwindale, California accounting for an increase of $0.1 million. The MOB was vacant for the same period in 2001. Increased occupancy and rental rates per the terms of its lease agreements at the Company's MOB properties accounted for the remaining $0.3 million increase in rental revenue.

      The Company recognized a net gain on the sale of assets in the amount of $2.5 million in the first quarter of 2002. The sale, in January 2002, of a 183-bed hospital located in Tustin, California to Pacific Health Corporation, the operator of the hospital, accounted for the gain.

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

      Total expenses increased by $2.1 million, or 17%, from $12.3 million for the three months ended March 31, 2001, to $14.4 million for the same period in 2002.

      Increased skilled nursing operating costs at the three Hampden SNFs accounted for $0.6 million of this increase in total expenses. This increase was primarily related to rising insurance and staffing costs.

       Property operating expenses increased approximately $0.3 million, or 16%, from $1.9 million in the first quarter of 2001 to $2.2 million for the same period in 2002. Increased electricity, insurance and repairs and maintenance costs at the Company's MOB properties accounted for this increase.

      Depreciation and amortization expense increased $0.1 million, or 7%, from $1.5 million for the three months ended March 31, 2001, to $1.6 million for the same period in 2002. This increase was related to the acquisition of the SNF in Hyattsville, Maryland as well as additions to building improvements and leasing commissions at the end of 2001 and during 2002.

      Interest expense increased $1.3 million, or 39%, from $3.3 million for the three months ended March 31, 2001, to $4.6 million for the same period in 2002. This increase was due to a $0.6 million decrease in the fair market value of the LIBOR interest rate cap associated with the $35 million loan with GMAC as well as an increase of $0.8 million in interest expense relating to the same loan. These increases were offset by a $0.1 million decrease in interest payments on the Company's variable rate mortgages due to lower interest rates. While the Company recognized a $0.6 million loss related to the fair market value of its LIBOR interest rate cap, the value of the LIBOR interest rate cap fluctuates based upon current prevailing market interest rates. For the year ended December 31, 2001, the Company recognized a $0.5 million gain on the fair market value of its LIBOR interest rate cap, thus, the net effect on earnings since the Company's purchase of this financial instrument has been a $0.1 million loss.

      General & administrative costs decreased $0.1 million, or 11%, from $0.9 million for the three months ended March 31, 2001, to $0.8 million for the same period in 2002. This decrease was attributed to a non-recurring first quarter 2001 write off of acquisition and construction costs related to a discontinued development project.

      Equity in earnings of unconsolidated affiliates increased $0.2 million for the three months ended March 31, 2002 compared to the same period in 2001. This increase was primarily the result of increased occupancy rates at the Penasquitos and Eagle Run ALFs. Occupancy rates at both facilities are increasing, thus decreasing the Company's loss associated with these properties.

      Net income increased $0.5 million, from $3.4 million for the three months ended March 31, 2001 to $3.9 million for the same period in 2002. This increase was primarily due to the $1.3 million increase in interest and loan fee income, the $2.5 million gain on sale of assets and the $0.7 million increase in patient revenues. These increases were offset by the $2.6 million decrease in lease termination income, and the $1.3 million increase in interest expense.

Liquidity and Capital Resources
-------------------------------

      As of March 31, 2002, the Company's direct investment in net real estate assets totaled approximately $172.7 million, $3.3 million in joint ventures and $2.0 million invested in notes receivable. Total debt outstanding as of March 31, 2002 totaled $190.8 million.

      The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities. The MOB Properties produced approximately $1.9 million of net income before minority interests for the three months ended March 31, 2002. The MOB Properties contain approximately 875,000 rentable square feet and, as of March 31, 2002, were approximately 97.0% leased to over 425 tenants with lease terms typically ranging from three to ten years. The ALF and SNF Properties produced approximately $2.8 million of net income for the three months ended March 31, 2002. All of the ALF and SNF Properties, except for the three SNFs located in Hampden, Massachusetts where the Company holds the operating licenses and has entered into a management agreement with a local operator, are leased to operators who manage the facilities for the Company. All of the leases are for five years or less with non-credit tenants. In the event that the operators of these facilities are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facilities in order to keep them operating. If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions might be adversely affected.

      The Company's principal external sources of capital consist of various secured loans. As of March 31, 2002, the Company had secured loans outstanding of approximately $189.8 million and unsecured loans outstanding of approximately $1 million. The Company is currently negotiating to obtain a line of credit in the amount of $3 million to $6 million. However, no assurance can be given that the Company will be successful in obtaining a line of credit. While the Company will still consider selective property acquisitions that are accretive to earnings, the Company's primary goal over the next few years is to reduce the balance on the $35 million loan obtained from GMAC in October 2001. The Company's ability to reduce the balance on the $35 million loan along with its ability to make selective acquisitions requires continued access to capital. If the Company is unable to obtain access to new capital or to refinance its existing investments, the Company's ability to reduce the balance on the $35 million loan and to expand and even its ability to maintain its current level of distributions to its stockholders may be impaired. The Company is also considering selling some of its assets in the future in order to provide additional liquidity.

      During the first quarter of 2002, the Company received proceeds of $4.6 million related to the sale of a 183-bed hospital located in Tustin, California. The Company used $2.3 million of these proceeds to repay an outstanding loan on the hospital. In addition, the Company received proceeds of $10.8 million related to the repayment of two notes receivable from Heritage Care, Inc. The Company used the proceeds to repay an outstanding loan balance of $8.3 million secured by the notes. In January 2002, the Company received $0.7 million as repayment of a promissory note secured by a recreational vehicle park in Florida.

         The Company paid monthly dividends of $0.6 million to holders of the Company's Preferred Stock on the fifteenth day of each month during the first quarter to holders of record on the first day of each month. The Company distributed no dividends to holders of the Company's Common Stock during the first three months of 2002.

      While the Company is highly leveraged, the Company expects to continue meeting its short-term liquidity requirements through its working capital and cash flow provided by operations. The Company also expects to maintain stockholder distributions in accordance with REIT requirements, although no assurances can be given that the current level of distributions will be maintained. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings and the sale of assets.

Historical Cash Flows
---------------------

      The Company's net cash from operating activities decreased $6.7 million, or 114%, from net cash provided of $5.9 million for the three months ended March 31, 2001 to a net use of $0.8 million for the same period in 2002. The decrease is due primarily to an increase in the change of accounts payable and other liabilities of $3.3 million over 2000, a $2.5 million increase in net gain on sale of assets and a $2.0 million increase in the change in tenant rent and reimbursements receivable over 2000. These were offset by a $0.5 million increase in net income and a $0.6 million increase in the loss on the change in fair market value of the Company's LIBOR interest rate cap.

       Net cash from in investing activities increased $15.1 million from a net use of $0.8 million for the three months ended March 31, 2001 to net cash provided of $14.3 million for the same period in 2002. The increase was primarily due to an $9.0 million increase in principal payments received from mortgage loans and notes receivable, the $1.1 million increase in distributions from unconsolidated affiliates and the $4.8 million increase in the sale of real estate assets.

      Cash flows used in financing activities increased by approximately $9.0 million from $3.8 million for the three months ended March 31, 2001, to $12.8 million for the same period in 2002. The increase is mainly due to a $5.9 million increase in the repayment of notes payable as well as a $5.1 million decrease in notes payable proceeds. These were offset by a $1.3 million decrease in the change in restricted cash, a $0.3 million decrease in distributions and a $0.4 million decrease in deferred loan costs.

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

     In November 2001, the Company purchased an interest rate cap for $0.9 million to protect against an increase in the one month LIBOR rate on a $35 million variable rate loan the Company obtained in October 2001. The interest rate cap is for a term of five years and protects the Company on a specific portion of the loan, which decreases over the term of the cap, on any increase in the one month LIBOR rate above 4.25% per annum. SFAS 133 requires the Company to record the interest rate cap on the balance sheet at fair value and to record changes in the fair value of the interest rate cap in the statement of operations. Based on a decline in the fair value of the interest rate cap as of March 31, 2002 and December 31, 2001 from December 31, 2001 and the date of purchase, respectively, the Company recorded a non-cash increase in interest expense of $0.6 million in the statement of operations for the three months ended March 31, 2002 and a non-cash decrease in interest expense of $0.5 million for the year ended December 31, 2001. Thus, the net effect on the Company's earnings since the purchase of the interest rate cap has been a $0.1 million loss.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS No. 142 was effective in January 2002. SFAS No. 141 prohibits the use of pooling-of-interests method, requiring all business combinations to be accounted for using the purchase method of accounting. SFAS No. 142 discontinues the practice of amortizing goodwill and other intangible assets and requires the periodic review of intangible assets for impairment. The Company's adoption of these new standards is not expected to have a material impact on the Company's financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board issued SFAS
No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS 144 became effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its financial position or results of operations.

Recent Developments
-------------------

     Due to the events of September 11 and the general insurance environment, the Company expects a large increase in the cost of its property, liability and earthquake insurance upon their renewal in the third quarter of 2002. Depending on the terms of the lease between the Company and its MOB tenant, in some cases, the Company is able to pass all of the higher insurance costs onto its MOB tenants; in other cases, the Company is able to pass only a portion of the higher costs onto its MOB tenants, with the Company paying the remainder. Generally, the operators of the Company's SNFs and ALFs pay the insurance costs. However, the higher insurance costs could affect the ability of the MOB tenants and SNF and ALF operators to pay the Company rent which could have a material adverse effect on the Company's financial condition and results of operations.

Funds from Operations
---------------------

      Industry analysts generally consider FFO to be an appropriate measure of the performance of a REIT. The Company's financial statements use the concept of FFO as defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is calculated to include the minority interests' share of income from the Operating Partnership and Senior Care Partnership since the Operating Partnership and Senior Care Partnership's net income is allocated proportionately among all owners of Operating Partnership and Senior Care Partnership units. The combined number of Operating Partnership and Senior Care Partnership units held by the Company is identical to the number of outstanding shares of the Company's Common Stock, and owners of Operating Partnership and Senior Care Partnership units may, at their discretion, convert their units into shares of Common Stock on a one-for-one basis.

      The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company's net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company's 2001 Annual Report on Form 10-K and the additional data presented below. The Company's FFO for the three months ended March 31, 2002 was $1.1 million compared to $0.4 million for the same period in 2001. The table on the following page presents an analysis of FFO and additional data for the three month periods ended March 31, 2002 and 2001.

                                G&L REALTY CORP.
                    FUNDS FROM OPERATIONS AND ADDITIONAL DATA
                                   (Unaudited)

                                                                     For the Three Month
                                                                   Periods Ended March 31,
                                                                    2002           2001
                                                                -------------- -------------
                                                                        (in thousands)
Funds from Operations/(1)/
--------------------------
Net income ...............................................           $  3,896        $ 3,433
Minority interest in Operating Partnership................                 --             --
                                                                ----------------------------
Income for Operating Partnership..........................              3,896          3,433
Depreciation of real estate assets........................              1,353          1,272
Amortization of deferred lease costs......................                 65             67
Net gain on sale of assets................................            (2,458)             --
Lease termination income..................................                 --        (2,613)
Depreciation from unconsolidated affiliates...............                 99             70
Adjustment for minority interest in consolidated affiliates              (35)           (40)
Dividends on preferred stock..............................            (1,790)        (1,790)
                                                                ----------------------------
Funds from Operations/(1)/................................           $  1,130           $399
                                                                ============================

Additional Data
---------------
Cash flows:
    Operating activities..................................           $  (802)        $ 5,898
    Investing activities..................................             14,333          (831)
    Financing activities..................................           (12,844)        (3,840)

Capital expenditures
--------------------
    Building improvements.................................           $     98        $   215
    Tenant improvements...................................                147            578
    Furniture, fixtures & equipment.......................                 41             67
    Leasing commissions...................................                 44            178

Depreciation and amortization
-----------------------------
    Depreciation of real estate assets....................           $  1,353        $ 1,272
    Depreciation of non-real estate assets................                143            121
    Amortization of deferred lease costs..................                 65             67
    Amortization of deferred licensing costs..............                 13             13
    Amortization of capitalized financing costs...........                307            170

    Accrued rent in excess of billed rent                            $    131        $    76

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The primary risk inherent in the Company's market sensitive instruments is the risk of loss resulting from interest rate fluctuations. Approximately 32% of the Company's notes payable bear interest at a rate indexed to the one-month LIBOR rate or Prime Rate. The table below provides information as of March 31, 2002 about the Company's long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of March 31, 2002.

                                                   PRINCIPAL MATURING IN:                                  Fair Market
                                --------------------------------------------------------------                 Value
                                                                                                             March 31,
                                  2002      2003      2004      2005       2006     Thereafter     Total       2002
                                  ----      ----      ----      ----       ----     ----------     -----       ----
                                                      (in thousands)
Liabilities:
Mortgage debt:
    Fixed rate                  $ 1,658    $2,458    $2,637    $34,122     $31,418    $57,065    $129,358     $149,317
    Average interest rate         7.78%     7.78%     7.78%      7.78%       7.78%      7.78%       7.78%

    Variable rate                22,693     5,589     1,542      1,542       1,542     27,163      60,071       60,071
    Average interest rate         7.33%     7.33%     7.33%      7.33%       7.33%      7.33%       7.33%

Line of credit:
    Variable rate                1,414                                                              1,414        1,414
    Average interest rate        6.75%                                                              6.75%

                               --------   --------  --------   ---------  ---------  ---------  ----------   ----------
                               $25,765     $8,047    $4,179     $35,664    $32,960    $84,228    $190,843     $210,802
                               ========   ========  ========   =========  =========  =========  ==========   ==========

       The Company's future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of March 31, 2002, a 1% increase in the LIBOR rate would decrease future earnings by $601,000, but future cash flow would not be materially affected. A 1% decrease in the LIBOR rate would increase future earnings by $601,000, but future cash flow would not be affected. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company's debt.

       In November 2001, the Company purchased an interest rate cap for $0.9 million to protect against an increase in the one month LIBOR rate on a $35 million variable rate loan the Company obtained in October 2001. The interest rate cap is for a term of five years and protects the Company on a specific portion of the loan, which decreases over the term of the cap, on any increase in the one month LIBOR rate above 4.25% per annum. The one month LIBOR rate has not exceeded 4.25% since the Company purchased the interest rate cap.

                                                   PRINCIPAL MATURING IN:                                  Fair Market
                                --------------------------------------------------------------                 Value
                                                                                                             March 31,
                                  2001      2002      2003      2004       2005     Thereafter     Total       2002
                                  ----      ----      ----      ----       ----     ----------     -----       ----
                                                      (in thousands)
Liabilities:
Mortgage debt:
    Fixed rate                 $   890    $ 2,145   $ 2,307    $ 2,475     $ 9,253   $ 96,086    $113,156     $110,208
    Average interest rate         7.73%      7.73%     7.73%      7.73%       7.73%      7.73%       7.73%

    Variable rate                9,310     22,947        88         95         103     10,852      43,395       43,395
    Average interest rate         7.83%      7.83%     7.83%      7.83%       7.83%      7.83%       7.83%

Line of credit:
    Variable rate                1,678                                                              1,678        1,678
    Average interest rate        11.50%                                                             11.50%

                               -------    -------   -------    -------     -------   --------    --------     --------
                               $11,878    $25,092   $ 2,395    $ 2,570     $ 9,356   $106,938    $158,229     $158,281
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

                  None.

Item 3        Defaults Upon Senior Securities.

                  None.

Item 4        Submission of Matters to a Vote of Security Holders.

                  None.

Item 5        Other Information.

                  None.

Item 6        Exhibits and Reports on Form 8-K

                  There were no reports on Form 8-K filed during the three month period ended March 31, 2002.

(a)      Exhibits

 Exhibit No.   Note                                    Description
------------  ------  ------------------------------------------------------------------------------------------
    2.1        (12)   The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp.

    2.2        (13)   Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L
                      Realty Corp. dated September 28, 2001.

    2.3        (14)   Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L
                      Realty Corp. dated October 26, 2001.

    2.4        (16)   Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC,
                      G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

    3.1        (1)    Amended and Restated Articles of Incorporation of G&L Realty Corp.

    3.2        (3)    Amended and Restated Bylaws of G&L Realty Corp.

   10.3        (2)    Agreement of Limited Partnership of G&L Realty Partnership, L.P.

   10.3.2      (15)   Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of
                      July 31, 2001.

   10.5        (1)    Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

   10.8.2      (2)    Option Notice with respect to Sherman Oaks Medical Plaza

   10.9.2      (1)    Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive,
                      Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of
                      October 29, 1993.

   10.11       (1)    Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty
                      Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29,
                      1993.

   10.12.2     (3)    Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L
                      Financing Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of
                      New York.

   10.22       (4)    Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing
                      Partnership II, L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October 31, 1995.

   10.24       (4)    Property Management Agreement between G&L Realty Financing Partnership II, L.P., as owner, and G&L Realty Partnership, L.P., as agent, made August 10, 1995

   10.25       (5)    Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital
                      Corporation, dated as of September 29, 1995.

   10.30       (6)    Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership,
                      L.P. as Borrower and Nomura Asset Capital Corporation as Lender.

   10.38       (7)    Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a
                      Delaware limited partnership, and Property Acquisition Trust I, a Delaware business trust, for the purpose of creating a Limited Liability Company to be named GLN Capital Co., LLC, dated as of November 25, 1996.

   10.39       (7)    Limited Liability Company Agreement by and between G&L Realty Partnership, L.P., a
                      Delaware limited partnership, and PHP Healthcare Corporation, a Delaware corporation, for the purpose of creating a Limited Liability Company to be named GL/PHP, LLC, dated as of
                      February 26, 1997.

(a)   Exhibits - (continued from previous page)

 Exhibit No.   Note                                    Description
------------  ------  ------------------------------------------------------------------------------------------
   10.40       (7)    First Amendment To Limited Liability Company Agreement entered into as of March 31, 1997 by and between G&L Realty Partnership, L.P., a Delaware limited partnership, and Property
                      Acquisition Trust I, a Delaware business trust, for the purpose of amending that certain
                      Limited Liability Company Agreement of GLN Capital Co., LLC dated as of November 25, 1996.

   10.45       (8)    First Amendment to GL/PHP, LLC Limited Liability Company Agreement by and among G&L Realty
                      Partnership, L.P., a Delaware limited partnership (the "Retiring Manager"), G&L Realty
                      Partnership, L.P., a Delaware limited partnership ("G&L Member"), and G&L Management
                      Delaware Corp., a Delaware corporation ("Manager Member"), made as of August 15, 1997.

   10.46       (8)    Lease Agreement between GL/PHP, a Delaware limited liability company (the "Landlord") and
                      Pinnacle Health Enterprises, LLC, a Delaware limited liability company wholly owned by PHP
                      Healthcare Corporation, a Delaware corporation (the "Tenant"), dated August 15, 1997

   10.47       (8)    Guaranty of Lease by PHP Healthcare Corporation, a Delaware corporation (the "Guarantor"), dated February 15, 1997.

   10.48       (8)    Non-Negotiable 8.5% Note Due July 31, 2007 in which G&L Realty Partnership, L.P., a
                      Delaware limited partnership (the "Maker"), promises to pay to PHP Healthcare Corporation
                      (the "Payee") the principal sum of $2,000,000.00, dated August 15, 1997.

   10.49       (8)    Mortgage Note in which GL/PHP, LLC a Delaware limited liability company (the "Maker")
                      promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, the principal sum of $16,000,000.00, dated August 15, 1997.

   10.50       (8)    Mortgage, Assignment of Leases and Rents and Security Agreement by GL/PHP, LLC a Delaware
                      limited liability company (the "Mortgagor") to Nomura Asset Capital Corporation, a
                      Delaware corporation (the "Mortgagee"), dated August 15, 1997.

   10.51       (8)    Assignment of Leases and Rents by GL/PHP, LLC a Delaware limited liability company (the
                      "Assignor") to Nomura Asset Capital Corporation, a Delaware corporation (the "Assignee"), dated August 15, 1997.

   10.52       (8)    Environmental and Hazardous Substance Indemnification Agreement by GL/PHP, LLC a Delaware
                      limited liability company (the "Borrower") to Nomura Asset Capital Corporation, a Delaware
                      corporation (the "Lender"), dated August 15, 1997.

   10.58       (9)    Limited Liability Company Agreement of G&L Hampden, LLC.

   10.77       (10)   Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L
                      Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

   10.78       (10)   Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado
                      Managers Corp. as Tenant dated December 1, 1998.

   10.79       (10)   Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively
                      "Guarantor") in favor of G&L Coronado, LLC ("Landlord").

   10.81       (11)   Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and
                      GMAC Commercial Mortgage Corporation, as Lender.

   10.82       (15)   Credit Agreement among G&L Realty Partnership, L.P., G&L Partnership, LLC, the Several
                      Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage Corporation, as
                      Agent, dated as of October 29, 2001

   10.83       (15)   Guarantee and Collateral Agreement made by Daniel M. Gottlieb, Steven D. Lebowitz, G&L
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

11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference

1) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.

2) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.

3) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.

4) Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.

5) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.

c)   Management contract or compensatory plan or arrangement.

   ---

(b)  Reports on Form 8-K

     None.

                                     SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   G&L REALTY CORP.

Date:  May 15, 2002                     By:       /s/ David E.Hamer
                                            ------------------------------------
                                                   David E. Hamer
                                                   Chief Accounting Officer