Form 10-Q
period 2002-06-30
G&L REALTY CORP
filed 2002-08-14
CIK 912240

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-12566

G & L REALTY CORP.
(Exact name of Registrant as specified in its charter)

Maryland	95-4449388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

439 N. Bedford Drive Beverly Hills, California	90210
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 273-9930

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

G&L REALTY CORP.

G&L REALTY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Rental properties (Note 3):
Land	$28,840	$28,599
Buildings and improvements, net	142,467	137,410
Projects under development	19	—

Total rental properties	171,326	166,009
Cash and cash equivalents	1,529	2,039
Restricted cash	3,925	4,252
Tenant rent and reimbursements receivable, net	7,204	6,197
Unbilled rent receivable, net	2,868	2,661
Mortgage loans and notes receivable, net	1,822	11,976
Investments in unconsolidated affiliates (Note 6)	4,328	4,581
Deferred charges and other assets, net (Note 4)	6,349	7,309

TOTAL ASSETS	$199,351	$205,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$191,695	$192,698
Accounts payable and other liabilities	5,405	10,313
Distributions payable	146	270
Tenant security deposits	1,515	1,561

Total liabilities	198,761	204,842
Commitments and Contingencies (Note 8)	—	—
Minority interest in consolidated affiliates	(1,119)	(719)
Minority interest in Operating Partnership	—	—
STOCKHOLDERS’ EQUITY (Note 5):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred - 1,495,000 shares issued and outstanding as of June 30, 2002 and December 31, 2001	15	15
• Series B Preferred - 1,380,000 shares issued and outstanding as of June 30, 2002 and December 31, 2001	14	14
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of June 30, 2002 and December 31, 2001	7	7
Additional paid-in capital	40,827	40,827
Distributions in excess of net income	(33,914)	(34,722)
Notes receivable from stockholders	(5,240)	(5,240)

Total stockholders’ equity	1,709	901

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$199,351	$205,024

See accompanying notes to Condensed Consolidated Financial Statements.

G&L REALTY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2002	2001	2002	2001

REVENUES:
Rent	$7,548	$6,509	$14,639	$13,090
Patient revenues	5,852	5,353	11,576	10,361
Tenant reimbursements	979	614	1,542	1,023
Parking	402	435	759	781
Interest and loan fees (Note 9)	232	489	2,032	999
Lease termination income	—	—	—	2,613
Other income	434	149	813	586

Total revenues	15,447	13,549	31,361	29,453

EXPENSES:
Property operations	2,251	2,228	4,412	4,233
Skilled nursing operations	5,264	4,753	10,362	9,283
Depreciation and amortization	1,558	1,495	3,132	2,968
Provision for doubtful accounts, notes and bonds receivable	355	115	564	287
Interest	4,570	3,242	9,179	6,540
General and administrative	814	860	1,603	1,708

Total expenses	14,812	12,693	29,252	25,019

Income from operations before minority interests and equity in earnings (loss) of unconsolidated affiliates	635	856	2,109	4,434
Equity in earnings (loss) of unconsolidated affiliates	9	(92)	98	(175)
Minority interest in consolidated affiliates	(13)	(71)	(138)	(133)

Income from operations before discontinued operations	631	693	2,069	4,126
Discontinued operations (Notes 2 and 9) (Loss) gain from discontinued operations (Including gain on disposal of $2,458 and loss on disposal of $138)	(138)	—	2,320	—

Net income	493	693	4,389	4,126
Dividends on preferred stock	(1,791)	(1,791)	(3,581)	(3,581)

Net (loss) income available to common stockholders	$(1,298)	$(1,098)	$808	$545

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2002	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,389	$4,126
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	3,132	2,968
Amortization of deferred loan costs	502	348
Net gain on sale of assets	(2,320)	—
Loss on change in value of interest rate hedge	582	—
Minority interests	138	133
Equity in (income) loss of unconsolidated affiliates	(98)	175
Provision for doubtful accounts, notes and bonds receivables	564	287
Unbilled rent receivable, net	(317)	(81)
(Increase) decrease in:
Tenant rent and reimbursements receivable	(1,526)	508
Prepaid expense and other assets	(38)	(1,158)
Accrued interest and loan fees receivable	(183)	(177)
Increase (decrease) in:
Accounts payable and other liabilities	(4,914)	(692)
Tenant security deposits	(20)	176

Net cash (used in) provided by operating activities	(109)	6,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets	5,141	—
Additions to rental properties	(832)	(1,015)
Pre-acquisition costs	122	(98)
Construction in progress	(19)	171
Leasing commissions	(68)	(343)
Investment in mortgage loans and notes receivable	(310)	(292)
Contributions to unconsolidated affiliates	(1,470)	(160)
Distributions from unconsolidated affiliates	1,490	398
Principal payments received from mortgage loans and notes receivable	9,333	69

Net cash provided by (used in) investing activities	13,387	(1,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	9,160	5,100
Repayment of notes payable	(20,060)	(6,408)
Payment of deferred loan costs	90	(591)
Decrease (increase) in restricted cash	821	(342)
Minority interest equity contribution	25	—
Distributions	(3,824)	(4,552)

Net cash used in financing activities	(13,788)	(6,793)

Continued…

See accompanying notes to Condensed Consolidated Financial Statements.

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2002	2001

	(Unaudited)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(510)	(1,450)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,039	2,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,529	$1,341

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$8,742	$6,175

NONCASH INVESTING AND FINANCING ACTIVITIES
Distributions declared not yet paid	$—	$370

Preferred distributions due to minority partner	$30	$30

Transfers from projects under development to building	$—	$376

Acquisition of property and other assets for assumption of note payable:
Restricted cash	$597
Land	1,390
Buildings and improvements	10,760
Deferred charges and other assets	463
Note receivable	(1,269)

Total	$11,941

Assumption of note payable for property and other assets:
Note payable	$11,941

                                                                                                                                                                                                                                       Concluded.

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  GENERAL

          G&L Realty Corp. (the “Company”) was formed as a Maryland corporation to continue the ownership, management, acquisition and development activities previously conducted by G&L Development, a California general partnership, the Company’s predecessor.  All of the Company’s assets are held by, and all of its operations are conducted through, the following entities:

G&L Realty Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”)
G&L Senior Care Partnership, L.P., a Delaware limited partnership (the “Senior Care Partnership”)
G&L Realty Financing Partnership II, L.P., a Delaware limited partnership (the “Realty Financing Partnership”)*
G&L Medical Partnership, L.P., a Delaware limited partnership (the “Medical Partnership”)*
G&L Gardens, LLC, an Arizona limited liability company (“Maryland Gardens”)*
435 North Roxbury Drive, Ltd., a California limited partnership (the “Roxbury Partnership”)
GL/PHP, LLC, a Delaware limited liability company (“GL/PHP”)*
G&L Hampden, LLC, a Delaware limited liability company (“Hampden”)*
G&L Valencia, LLC, a California limited liability company (“Valencia”)
G&L Tustin, LLC, a California limited liability company (“Tustin”)*
G&L Holy Cross, LLC, a California limited liability company (“Holy Cross”)*
G&L Burbank, LLC, a California limited liability company (“Burbank”)*
GLH Pacific Gardens, LLC, a California limited liability company (“Pacific Gardens”)
G&L Hoquiam, LLC, a California limited liability company (“Hoquiam”)
G&L Lyons, LLC, a California limited liability company (“Lyons”)
G&L Coronado (1998), LLC, a California limited liability company (“Coronado”)
GLH Tarzana, LLC, a California limited liability company (“Tarzana”)
G&L Heritage Care, LLC, a Delaware limited liability company (“Heritage”)
G&L Massachusetts, LLC, a Delaware limited liability company (“Massachusetts”)
G&L Aspen, LLC, a California limited liability company (“Aspen”)
G&L Tustin II, LLC, a Delaware limited liability company (“Tustin II”)
G&L Tustin III, LLC, a Delaware limited liability company (“Tustin III”)
G&L St. Thomas More, Inc., a Maryland corporation (“St. Thomas More”)

*

The Realty Financing Partnership, the Medical Partnership, Maryland Gardens, GL/PHP, Hampden, Tustin, Holy Cross, and Burbank are herein collectively referred to as the “Financing Entities” and individually as the “Financing Entity.”

          The Company, as the sole general partner and as owner of an approximately 95% ownership interest, controls the Operating Partnership and the Senior Care Partnership.  The Company controls the Financing Entities through wholly owned subsidiaries incorporated either in the State of Delaware or the State of California (collectively, the “Subsidiaries” and individually, a “Subsidiary”).  Each Subsidiary either (i) owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity or (ii) owns no interest and acts as the manager of the Financing Entity.  The remaining 99% ownership interest in each Financing Entity, which is owned 1% by a Subsidiary, is owned by the Operating Partnership, acting as sole limited partner or member.  Financing Entities in which a Subsidiary owns no interest are 100% owned by the Operating Partnership.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

          In addition to the Subsidiaries, the Company also owns interests in various unconsolidated affiliates.  Although the Company’s investment represents a significant portion of the capital of such unconsolidated affiliates and the Company exercises influence over the activities of these entities, the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of these entities in the consolidated financial statements of the Company.   The entities in which the Company has unconsolidated financial interests are as follows:

•

GLN Capital Co., LLC (“GLN”) is a Delaware limited liability company formed in 1996.  GLN is owned 49.9% by the Operating Partnership and 50.1% by an affiliate of Nomura Asset Capital Corp. (“Nomura”).  GLN was formed to fund loans to the senior care industry.  In October 2001, the Operating Partnership transferred its interest in GLN to the Senior Care Partnership.

•

G&L Grabel, San Pedro, LLC (“San Pedro”) is a California limited liability company formed on March 10, 1998 by the Company through the Operating Partnership, and Gary Grabel, an experienced medical office building (“MOB”) manager.  The Company and Gary Grabel contributed to San Pedro 84% and 16% of the equity, respectively.   However, the initial ownership interests of the parties will be adjusted to 50% as each partner receives a return of its initial capital contribution plus a preferred return on their initial contribution.  San Pedro was formed for the purpose of acquiring three MOBs located at 1360 West 6th Street in San Pedro, California.

•

G&L Penasquitos, LLC (“Penasquitos LLC”) is a California limited liability company, formed by the Company on April 24, 1998, through the Operating Partnership, and Parsons House, LLC, a California limited liability company (“Parsons”).  The Company and Parsons contributed to Penasquitos LLC 75% and 25% of the equity, respectively.  However, the initial ownership interests of the parties will be adjusted to 50% as each partner receives a return of its initial capital contribution plus preferred distributions equal to 15% per annum on their capital contribution.  Penasquitos LLC was formed for the purpose of acquiring and converting a building located in Rancho Penasquitos, California into an assisted living facility.  In October 2001, the Operating Partnership transferred its interest in Penasquitos, LLC to the Senior Care Partnership.

•

G&L Penasquitos, Inc. (“Penasquitos Inc.”) is a California corporation formed on April 21, 1998 by the Company, through the Operating Partnership, and Parsons House, LLC, a California limited liability company.  The Company owns 75% of the total equity in Penasquitos Inc. in the form of non-voting preferred stock.  Parsons holds 25% of the total equity and all of the voting common stock.  Penasquitos Inc. was formed for the purpose of operating an assisted living facility in Rancho Penasquitos, California.  In October 2001, the Operating Partnership transferred its interest in Penasquitos, Inc. to the Senior Care Partnership.

•

G&L Parsons on Eagle Run, LLC (“Eagle Run”) is a California limited liability company, formed on December 29, 1998, through the Operating Partnership and Parsons.  The Company and Parsons each contributed 50% of the total equity in Eagle Run.  Eagle Run was formed for the purpose of acquiring a vacant piece of land in Omaha, Nebraska upon which the members developed an assisted living facility.  In October 2001, the Operating Partnership transferred its interest in Eagle Run to the Senior Care Partnership.

•

G&L Parsons on Eagle Run, Inc. (“Eagle Run Inc.”) is a California corporation formed on December 20, 1998 by the Company, through the Operating Partnership, and Parsons.  The Company and Parsons each own 50% of Eagle Run Inc.  Eagle Run Inc. was formed for the purpose of operating an assisted living facility in Omaha, Nebraska on the land acquired by Eagle Run.  In October 2001, the Operating Partnership transferred its interest in Eagle Run, Inc. to the Senior Care Partnership.

•

Lakeview Associates, LLC (“Lakeview”) is a California limited liability company, formed on September 2, 1999 by the Company, through the Operating Partnership and D.D.&F. (“Prestige”), an Oregon general partnership.  The Company and Prestige each contributed 50% of the equity of Lakeview.  The Company contributed land and construction in progress in exchange for 50% of the equity of Lakeview and two notes totaling $1.4 million.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Prestige contributed $250,000 for a 50% interest in Lakeview.  Lakeview was formed for the purpose of developing a two-story, 80 unit, 92 bed assisted living facility in Yorba Linda, California.  In October 2001, the Operating Partnership transferred its interest in Lakeview to the Senior Care Partnership.

•

Tustin Heritage Park, LLC (“Heritage Park”) is a California limited liability company in which the Company has a 25% equity ownership interest.  In June 1999, the Company sold a vacant piece of land in Tustin to Heritage Park.  In exchange, the Company received $75,000 in cash, a $425,000 first deed of trust and a 25% equity ownership interest in Heritage Park.  In September 2000, the first deed of trust was increased to $675,000 to reflect development fees and an extension of the note.  Heritage Park intends to develop a 53-unit senior apartment residence on the land.  In October 2001, the Operating Partnership transferred its interest in Heritage Park to the Senior Care Partnership.

•

Pac Par MOB, LLC (“Pacific Park”) is an approximately 23,000 square foot MOB located in Aliso Viejo, California in which the Company, through the Operating Partnership, holds a 50% ownership interest.  The building was developed by the Company in 1999 and opened in January 2000.  Triad/SCP Partners, LLC, a company owned by a former officer of the Company who developed the property, operates the building and holds the remaining 50% interest.   A major not-for-profit medical provider occupies 16,950 square feet (approximately 73.4%) of the rentable area of the building.

•

G&L Radius Realty, LLC (“Radius”) is a California limited liability company in which the Company has a 75% ownership interest.  On April 10, 2002 the Company funded approximately $1.0 million in order to acquire a 120-bed SNF in Massachusetts for approximately $6.5 million through a joint venture with Radius Development Ring, LLC, the operator of the facility.  The Company’s interest in the joint venture will be reduced to 50% after the Company has received a return of its initial capital contribution plus a preferred return on its initial contribution.

GLN, San Pedro, Penasquitos Inc., Penasquitos LLC, Eagle Run, Eagle Run, Inc., Lakeview, Heritage Park, Pacific Park and Radius are herein collectively referred to as the “Unconsolidated Affiliates” and individually as “Unconsolidated Affiliate”.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Business - The Company is a self-managed Real Estate Investment Trust (“REIT”) that acquires, develops, manages, finances and leases healthcare properties.  The Company’s business currently consists of investments in healthcare properties.  Investments in healthcare property consist of acquisitions, made either directly or through joint ventures, in medical office buildings (“MOBs”), skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”).

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

          The information presented as of and for the three-month and six-month periods ended June 30, 2002 and 2001 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.  The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results that might be expected for the full fiscal year.

          Certain information and footnote disclosures normally included in annual financial statements have been omitted.  The Company believes that the disclosures included in these financial statements are adequate for a fair presentation and conform to reporting requirements established by the Securities and Exchange Commission (“SEC”).  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes included in the Company’s annual report on Form 10-K as filed with the SEC.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

          Recent accounting pronouncements—On January 1, 2002, the Company adopted the provisions of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144”).  SFAS 142 discontinues the practice of amortizing goodwill and other intangible assets and requires a periodic review process for impairment.  SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets and supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  The adoption of these statements did not have a material effect on the Company’s results of operations or financial condition.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

3.  BUILDINGS AND IMPROVEMENTS

               Buildings and improvements consist of the following:

	June 30, 2002	December 31, 2001

	(in thousands)
Buildings and improvements	$162,248	$155,774
Tenant improvements	11,978	11,983
Furniture, fixtures and equipment	4,687	3,526

	178,913	171,283
Less accumulated depreciation and amortization	(36,446)	(33,873)

Total	$142,467	$137,410

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

4.  DEFERRED CHARGES AND OTHER ASSETS

               Deferred charges and other assets consist of the following:

	June 30, 2002	December 31, 2001

	(in thousands)
Deferred loan costs	$6,894	$7,467
Pre-acquisition costs	—	257
Leasing commissions	1,862	1,974
Prepaid expense and other assets	459	483

	9,215	10,181
Less accumulated amortization	(2,866)	(2,872)

Total	$6,349	$7,309

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5.    STOCKHOLDERS’ EQUITY

          Distributions in excess of net income–The Company has elected to be treated, for federal income tax purposes, as a REIT.  As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income.  In reporting periods in which distributions exceed net income, stockholders’ equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions.  For tax reporting purposes, a portion of the dividends declared represents a return of capital.  The following table reconciles net income and distributions in excess of net income for the six months ended June 30, 2002 and for the year ended December 31, 2001:

	June 30, 2002	December 31, 2001

	(in thousands)
Distributions in excess of net income at beginning of period	$(34,722)	$(32,602)
Net income during period	4,389	6,130
Less: Distributions declared	(3,581)	(8,250)

Distributions in excess of net income	$(33,914)	$(34,722)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6.      INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in Note 1.   The following table provides a summary of the Company’s investment in each of these entities as of June 30, 2002.  (In thousands).

		San Pedro	Penasquitos LLC	Penasquitos Inc.	Heritage Park	Pacific Park	Eagle Run, Inc.	Eagle Run	G&L Radius
	GLN									Lakeview	Total

Opening balance at beginning of period	$807	$1,351	$(358)	$20	$—	$—	$(501)	$375	$—	$398	$2,092
Equity in earnings (loss) of affiliates	7	84	(31)	—	—	59	54	25	12	(112)	98
Cash contributions.	1	—	64	—	—	—	—	—	1,162	131	1,358
Cash distributions	(815)	—	—	—	—	—	(343)	—	—	—	(1,158)

Equity, before inter-company adjustments	—	1,435	(325)	20	—	59	(790)	400	1,174	417	2,390

Intercompany transactions:
Receivable (payable), net	55	91	291	(20)	14	(608)	30	48	—	2,037	1,938

Investment in unconsolidated affiliates	$55	$1,526	$(34)	$—	$14	$(549)	$(760)	$448	$1,174	$2,454	$4,328

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the three months ended June 30, 2002.   (In thousands).

		San Pedro	Penasquitos LLC	Penasquitos Inc.	Heritage Park	Pacific Park	Eagle Run Inc.	Eagle Run	G&L Radius	Lakeview	Total
	GLN

Financial Position:
Land	$—	$2,011	$641	$—	$750	$822	$—	$1,191	$200	$947	$6,562
Buildings	—	4,238	6,151	—	—	2,932	—	4,617	5,833	7,424	31,195
Notes receivable, net	—	—	—	—	—	—	—	—	—	—	—
Other assets	45	369	1,236	—	238	1,126	531	1,487	965	132	6,129
Notes payable	—	(4,590)	(8,396)	—	(940)	(4,067)	—	(7,025)	(5,476)	(6,993)	(37,487)
Other liabilities	(7)	(831)	(332)	(10)	(48)	(528)	(1,470)	(134)	—	(1,049)	(4,409)

Net assets	$38	$1,197	$(700)	$(10)	$—	$285	$(939)	$136	$1,522	$461	$1,990

Partner’s equity:
G&L Realty Partnership, L.P.	$—	$1,435	$(325)	$20	$—	$59	$(790)	$400	$1,174	$417	$2,390
Others	38	(238)	(375)	(30)	—	226	(149)	(264)	348	44	(400)

Total equity	$38	$1,197	$(700)	$(10)	$—	$285	$(939)	$136	$1,522	$461	$1,990

Operations:
Revenues	$14	$595	$454	$—	$—	$402	$1,751	$495	$138	$218	$4,067
Expenses	—	(469)	(516)	—	—	(285)	(1,642)	(446)	(122)	(442)	(3,922)

Net income (loss)	$14	$126	$(62)	$—	$—	$117	$109	$49	$16	$(224)	$145

Allocation of net (loss) income:
G&L Realty Partnership, L.P.	$7	$84	$(31)	$—	$—	$59	$54	$25	$12	$(112)	$98
Others	7	42	(31)	—	—	58	55	24	4	(112)	47

Net income (loss)	$14	$126	$(62)	$—	$—	$117	$109	$49	$16	$(224)	$145

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

7.      SEGMENT INFORMATION

         The Company’s business currently consists of the following segments:

•

Medical office buildings – These investments consist of 24 high quality MOBs, two retail facilities and one parking facility totaling approximately 875,000 square feet and all located in Southern California.  These properties are owned either directly by the Company or indirectly through joint ventures.

•

Skilled nursing facilities – These investments consist of eight SNFs and one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona.  The SNFs are located in Hampden, Massachusetts; Phoenix, Arizona; Hoquiam, Washington; Hyattsville, Maryland and Chico, California.  Seven of the SNFs and the apartment complex are owned 100% by the Company.  On April 10, 2002, the Company acquired, through a joint venture, a 75% interest in a 120-bed SNF in Massachusets.  In addition, the Company currently holds the operating licenses in three of the eight SNFs.  On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts.  The Company then entered into a management agreement with a third-party company to manage the facility.  As a result, all of the assets, liabilities, revenues and expenses of these SNFs are reflected in the condensed consolidated financial statements of the Company and the segment information provided below.  The Company will be required to pay the applicable corporate income tax on any net income produced by the SNFs located in Hampden, Massachusetts, although the Company’s REIT status will not be affected.  While the Company does not intend to hold these operating licenses for the long term, the Company believes it is currently in the best interests to own the licenses to operate these facilities.

•

Assisted living facilities  – These investments consist of five ALFs, all owned through joint ventures.  The five ALFs contain over 350 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs.  The Company’s joint venture partner in each of these ALFs operates the facility.

•

Debt obligations – These investments consist of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities.  As of June 30, 2002, the Company had eight loans outstanding with a net book value of  $1.8 million.

          The tables on the following pages reconcile the Company’s income and expense activity for the six months ended June 30, 2002 and 2001 and balance sheet data as of June 30, 2002.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2002 Reconciliation of Reportable Segment Information
For the six months ended June 30, 2002

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$13,965	$1,525	$1,450	$—	$—	$16,940
Patient revenues	—	11,576	—	—	—	11,576
Interest and loan fees	23	17	—	1,961	31	2,032
Other income	403	376	—	—	34	813

Total revenues	14,391	13,494	1,450	1,961	65	31,361

Expenses:
Property operations	3,897	314	128	73	—	4,412
Skilled nursing operations	—	10,362	—	—	—	10,362
Depreciation and amortization	2,176	679	256	—	21	3,132
Interest	4,362	943	1,459	150	2,265	9,179
Provision for doubtful accounts and notes receivable	6	513	—	45	—	564
General and administrative	—	—	—	—	1,603	1,603

Total expenses	10,441	12,811	1,843	268	3,889	29,252

Income (loss) from operations	3,950	683	(393)	1,693	(3,824)	2,109
Equity in earnings (loss) of unconsolidated affiliates	142	12	(63)	7	—	98

Income (loss) from operations before minority interests	$4,092	$695	$(456)	$1,700	$(3,824)	$2,207

2001 Reconciliation of Reportable Segment Information
For the six months ended June 30, 2001

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$12,672	$844	$1,378	$—	$—	$14,894
Patient revenues	—	10,361	—	—	—	10,361
Interest and loan fees	84	6	1	819	89	999
Lease termination income	2,613	—	—	—	—	2,613
Other income	134	423	—	—	29	586

Total revenues	15,503	11,634	1,379	819	118	29,453

Expenses:
Property operations	3,885	202	88	58	—	4,233
Skilled nursing operations	—	9,283	—	—	—	9,283
Depreciation and amortization	2,170	516	256	—	26	2,968
Provision for doubtful accounts and notes receivable	41	220	—	26	—	287
Interest	4,516	884	755	378	7	6,540
General and administrative	—	—	—	—	1,708	1,708

Total expenses	10,612	11,105	1,099	462	1,741	25,019

Income (loss) from operations	4,891	529	280	357	(1,623)	4,434
Equity in earnings (loss) of unconsolidated affiliates	123	—	(298)	—	—	(175)

Income (loss) from operations before minority interests	$5,014	$529	$(18)	$357	$(1,623)	$4,259

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2002 Reconciliation of Reportable Segment Information
As of  June 30, 2002

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Rental properties, net	$110,800	$39,280	$21,066	$—	$180	$171,326
Mortgage loans and notes receivable, net	—	268	—	1,554	—	1,822
Cash and cash equivalents	1,319	204	475	—	(469)	1,529
Restricted cash	2,465	1,245	155	—	60	3,925
Tenant rent and reimb. receivable, net	657	4,272	1,915	—	360	7,204
Unbilled rent receivable, net	2,868	—	—	—	—	2,868
Investment in unconsolidated affiliates	977	1,174	2,122	55	—	4,328
Deferred loan costs, net	3,781	770	559	—	—	5,110
Deferred lease costs, net	780	—	—	—	—	780
Prepaid expense and other	23	393	43	—	—	459

Total assets	$123,670	$47,606	$26,335	$1,609	$131	$199,351

8.      COMMITMENTS AND CONTINGENCIES

          Neither the Company, the Operating Partnership, the Financing Entities, the Subsidiaries, Maryland Gardens, the Roxbury Partnership, Valencia, Pacific Gardens, Hoquiam, Lyons, Coronado, Tarzana, Heritage, Massachusetts, Aspen, Tustin II, Tustin III, St. Thomas More, the Unconsolidated Affiliates nor any of the assets within their portfolios of MOBs, parking facilities, and retail space (the “Properties”) is currently a party to any material litigation, except as discussed below.

          In February 2000, the Operating Partnership filed a declaratory relief action in the New Jersey State Court seeking a determination that LaSalle National Bank (“LaSalle”) did not have any rights against certain assets held by the Operating Partnership.  In December 2001, the Operating Partnership entered a settlement agreement with LaSalle whereby it would pay LaSalle $1.1 million and assign certain claims in full satisfaction of any amounts owed by the Operating Partnership to LaSalle.  The Operating Partnership paid the $1.1 million to LaSalle in January 2002.

          In November 1999, Landmark Healthcare Facilities, LLC (“Landmark”) filed a lawsuit against Valencia, a subsidiary of the Company, entitled Landmark Healthcare Facilities, LLC v. G&L Valencia, LLC, case number 816391 in the Superior Court of California, County of Orange, claiming that Landmark is entitled to approximately $600,000 plus interest under an agreement for the development of an MOB in Valencia, California.  In December 1999, the Company filed a counter suit to recover approximately $400,000 plus interest that was already paid under the development agreement and for a judgment and declaration that all of Landmark’s rights, title and interest in Valencia have been terminated or assigned to the Company.  On July 5, 2001, the court issued a ruling in favor of the Company in an amount in excess of $900,000.  In January 2002, the Company accepted a settlement offer for $310,000 to be paid off over 10 months.    The Company was repaid in full in May 2002.

          In January 2001, the Company settled a lawsuit with Cigna Healthcare, Inc and Cigna Healthcare of California (“Cigna”) and received a settlement of $4.1 million.  The settlement ended litigation against Cigna for delinquent rent , future rent and other amounts owed under a lease at the Company’s  MOB located in Irwindale, California.  At the time of the settlement the total delinquent rent was approximately $1.5 million.  The Company recorded lease termination income of  $2.6 million in the first quarter of 2001 for the remainder of the proceeds.

          There are a number of stockholder class actions pending against the Company and its directors that arose out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

President of the Company, to acquire all of the outstanding shares of the Company’s common stock not then owned by them.  The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000.  A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000.  This suit was voluntarily dismissed without prejudice on June 7, 2001, and re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001.  Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001.  Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001.  In addition, on April 5, 2002, four former stockholders filed an individual suit in the Superior Court for the State of California, County of Los Angeles, Lyle Weisman, et al., v. G&L Realty Corp., et al., case number BC 271401.  All these actions assert claims for breach of fiduciary duty and seek compensatory damages and other relief.  The Lukoff, Abrons and Harbor Finance actions have been consolidated for all purposes. The Morse action has been stayed by stipulation of the parties subject to approval of the court.

          The Company is the guarantor on a $300,000 letter of credit in favor of NVHF Affiliates, LLC, a non-profit low-income apartment owner.  The Company holds an unsecured promissory note from NVHF Affiliates, LLC in the amount of $562,000.   The Company does not anticipate having to pay anything under this letter of credit.

9.      ACQUISITIONS, DISPOSITIONS AND FINANCINGS

          In January 2002, the Company received proceeds of $4.6 million related to the sale of a 183-bed hospital located in Tustin, California.   The Company used $2.3 million of these proceeds to repay an outstanding loan on the hospital that was due in January 2002.  Under SFAS 144, the Company is required to recognize any gain or loss on the sale of an asset as a gain or loss from discontinued operations in the statement of operations.  The Company recorded a gain from discontinued operations of $2.5 million related to this sale.

          In January 2002, the Company received proceeds of $10.8 million related to the repayment of two notes receivable  from Heritage Care, Inc, the operator of a SNF located in Hyattsville, Maryland (the “Heritage Care Notes”).  The Company used the proceeds to repay an outstanding loan balance of $8.3 million secured by the Heritage Care Notes.  The Company recognized $1.5 million of non-recurring interest income in the first quarter as a consequence of the early repayment of the Heritage Care Notes.  Upon repayment of the notes, the Company purchased the SNF for $14.9 million which included the assumption of a new $11.9 million loan bearing interest at 7.05% per annum, due in January 2027 and secured by the SNF.

          In January 2002, the Company received cash proceeds of $0.7 million as return of capital related to its investment in GLN.  In May 1997, the Company, through GLN, funded a secured loan of approximately $1.5 million to a limited partnership created to acquire a recreational vehicle park in Florida for approximately $1.2 million.  The loan provided for monthly interest only payments and was in default as of December 31, 2001.  In January 2002, the borrower sold the property for approximately $1.8 million and repaid the outstanding loan balance due GLN.

          In April 2002, the Company acquired, through a joint venture, a 120-bed SNF in Massachusetts for approximately $6.5 million.  The Company funded approximately $1.0 million in order to acquire a 75% interest in this property through a joint venture with Radius Development Ring, LLC, the operator of the facility.  The Company’s interest in the joint venture will be reduced to 50% after the Company has received a return of its initial capital contribution plus a preferred return on its initial contribution.

          In May 2002, the Company received proceeds of $0.3 million related to the sale of a SNF located in Paso Robles, California.   Under SFAS 144, the Company is required to recognize any gain or loss on the sale of an asset as a gain or loss from discontinued operations in the statement of operations.  The Company recorded a loss from discontinued operations of $0.1 million related to this sale.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s 2001 Annual Report on Form 10-K as previously filed with the SEC.

          Information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other comparable terminology.  Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ substantially from those anticipated by management.   Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, the availability of financing, governmental regulations concerning, but not limited to, new construction and development, the creditworthiness of tenants and borrowers, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company’s investments which may be discussed elsewhere in this Quarterly Report on Form 10-Q and the Company’s 2001 Annual Report on Form 10-K as previously filed with the SEC.

Results of Operations

          Comparison of the Six Month Period Ended June 30, 2002 versus the Six Month Period Ended June 30, 2001.

          Total revenues increased by $1.9 million, or 6%, from $29.5 million in the six months ending June 30, 2001, to $31.4 million for the same period in 2002.  The increase was due to an increase in rental revenues and tenant reimbursements of $2.0 million, an increase in patient revenues of $1.2 million and an increase in interest and loan fee income of  $1.0 million.  These increases were offset by a $2.4 million decreases in lease termination and other income.

          Patient revenues relating to the skilled nursing facilities operated by the Company increased by $1.2 million from $10.4 million in the six months ending June 30, 2001, to $11.6 million for the same period in 2002 due to increased occupancy.

          Rents, tenant reimbursements and parking revenues increased by $2.0 million, or 13%, from $14.9 million in the first six months of 2001, to $16.9 million for the same period in 2002.    The January 2002 acquisition of a SNF in Hyattsville, Maryland accounted for $0.7 million of this increase.  In addition, the Company re-leased its MOB located in Irwindale, California accounting for an increase of $0.3 million.   The MOB was vacant for the same period in 2001.  Increased occupancy and rental rates per the terms of its lease agreements at the Company’s MOB properties accounted for an additional $1.1 million increase in rental revenue.  These increases were offset by a decrease of $0.1 million due to the January 2002 sale of the hospital located in Tustin, California.

          The Company recognized lease termination income in the amount of $2.6 million in the first quarter of 2001.  This was related to the settlement of a lawsuit for delinquent rent, future rent and other amounts owed under a lease at the Company’s MOB located in Irwindale, California.  The Company sued the tenant, which had been in default on their rent since December 1999, to recover the delinquent rent payments as well as all future rent through the end of the lease which was to expire on November 30, 2004.  In January 2001, the Company received a settlement in the amount of $4.1 million.  At the time of the settlement the total delinquent rent was approximately $1.5 million.

          Total expenses increased by $4.2 million, or 17%, from $25.0 million for the six months ended June 30 2001, to $29.2 million for the same period in 2002.

          Increased skilled nursing operating costs at the three Hampden SNFs accounted for $1.1 million of this increase in total expenses.  This increase was primarily related to rising liability insurance and staffing costs.

           Property operating expenses increased approximately $0.2 million, or 5%, from $4.2 million in the six months ending June 30, 2001 to $4.4 million for the same period in 2002.  Increased electricity, insurance and repairs and maintenance costs at the Company’s MOB properties accounted for this increase.

          Depreciation and amortization expense increased $0.1 million, or 3%, from $3.0 million for the six months ended June 30, 2001, to $3.1 million for the same period in 2002.  This increase was related to the acquisition of the SNF in Hyattsville, Maryland in January 2002 as well as additions to building improvements and leasing commissions at the end of 2001 and during 2002.

          Interest expense increased $2.6 million, or 39%, from $6.6 million for the six months ended June 30, 2001, to $9.2 million for the same period in 2002.  This increase was due to a $0.6 million decrease in the fair market value of the LIBOR interest rate cap associated with the $35 million loan with GMAC as well as an increase of $1.7 million in interest expense relating to the same loan.  In addition, the Company recorded $0.7 million of pre-payment fees and the write-off of deferred loan fees relating to the repayment of $7.3 million in loans secured by an ALF located in Tarzana, California.  These increases were offset by a $0.4 million decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates.  While the Company recognized a $0.6 million loss related to the fair market value of its LIBOR interest rate cap, the value of the LIBOR interest rate cap fluctuates based upon current prevailing market interest rates.  For the year ended December 31, 2001, the Company recognized a $0.5 million gain on the fair market value of its LIBOR interest rate cap, thus, the net effect on earnings since the Company’s purchase of this financial instrument has been a $0.1 million loss.

          General & administrative costs decreased $0.1 million, or 6%, from $1.7 million for the six months ended June 30, 2001, to $1.6 million for the same period in 2002.  This decrease was attributed to a non-recurring first quarter 2001 write off of acquisition and construction costs related to a discontinued development project.

          Provisions for doubtful accounts, notes and bonds receivable increased by $0.3 million, or 100%, from $0.3 million for the six months ended June 30, 2001, to $0.6 million for the same period in 2002.  This increase is the result of the Company's concern about the collectibility of its rents receivable related to its SNF located in Hoquaim, Washington.

          Equity in earnings of unconsolidated affiliates increased $0.3 million for the six months ended June 30, 2002 compared to the same period in 2001.  This increase was primarily the result of increased occupancy rates at the Penasquitos and Eagle Run ALFs.  In addition, income related to the Company’s 50% investment in a 23,000 square foot MOB located in Aliso Viejo, California contributed to the increase.

          The Company recognized a net gain on the sale of assets in the amount of $2.3 million in the six months ending June 30, 2002.   The sale, in January 2002, of a 183-bed hospital located in Tustin, California to Pacific Health Corporation, the operator of the hospital, accounted for a gain of $2.4 million. This gain was offset by a loss of $0.1 million due to the sale, in May 2002, of a SNF located in Paso Robles, California.

          Net income increased $0.3 million, from $4.1 million for the six months ended June 30, 2001 to $4.4 million for the same period in 2002.  This increase was primarily due to the $1.0 million increase in interest and loan fee income, the $2.3 million gain on sale of assets, the $1.2 million increase in patient revenues and the $2.0 million increase in rents, tenant reimbursements and parking revenues.  These increases were offset by the $2.6 million decrease in lease termination income, the $2.6 million increase in interest expense and the $1.0 million increase in skilled nursing operations.

          Comparison of the Three Month Period Ended June 30, 2002 versus the Three Month Period Ended June 30, 2001.

          Total revenues increased by $1.9 million, or 14%, from $13.5 million in the second quarter of 2001, to $15.4 million for the same period in 2002.

          Patient revenues relating to the skilled nursing facilities operated by the Company increased by $0.5 million from $5.3 million in the second quarter of 2001, to $5.8 million for the same period in 2002 due to increased occupancy.

          Rents, tenant reimbursements and parking revenues increased by $1.3 million, or 17%, from $7.6 million in the second quarter of 2001, to $8.9 million for the same period in 2002.    The January 2002 acquisition of a SNF in Hyattsville, Maryland accounted for $0.4 million of this increase.  In addition, the Company leased its MOB located in Irwindale, California accounting for an increase of $0.2 million.   The MOB was vacant for the same period in 2001.  Increased occupancy and rental rates per the terms of its lease agreements at the Company’s MOB properties accounted for an additional $0.8 million increase in rental revenue.  These increases were offset by a decrease of $0.1 million due to the January 2002 sale of the hospital located in Tustin, California.

          Interest and loan fee income decreased by approximately $0.3 million, or 60%, from $0.5 million in the second quarter of 2001, to $0.2 million for the same period in 2002.  This decrease is due to the repayment of the Company’s two notes receivable related to a SNF located in Hyattsville, Maryland in January 2002..

          Total expenses increased by $2.1 million, or 17%, from $12.7 million for the three months ended June 30, 2001, to $14.8 million for the same period in 2002.

          Increased skilled nursing operating costs at the three Hampden SNFs accounted for $0.5 million of this increase in total expenses.  This increase was primarily related to rising insurance and staffing costs.

          Property operating expenses increased approximately $0.1 million, or 5%, from $2.2 million in the second quarter of 2001 to $2.3 million for the same period in 2002.   Increased electricity, insurance and repairs and maintenance costs at the Company’s MOB properties accounted for this increase.

          Depreciation and amortization expense increased $0.1 million, or 7%, from $1.5 million for the three months ended June 30, 2001, to $1.6 million for the same period in 2002.  This increase was related to the acquisition of the SNF in Hyattsville, Maryland in January 2002 as well as additions to building improvements and leasing commissions at the end of 2001 and during 2002.

          Interest expense increased $1.3 million, or 41%, from $3.2 million for the three months ended June 30, 2001, to $4.5 million for the same period in 2002.  This increase was due to an increase of  $0.8 million in interest expense associated with the $35 million loan with GMAC.  In addition, the Company recorded $0.7 million of pre-payment fees and the write-off of deferred loan fees relating to the repayment of $7.3 million in loans secured by an ALF located in Tarzana, California.  These increases were offset by a $0.2 million decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates.

          Provisions for doubtful accounts, notes and bonds receivable increased by $0.2 million from $0.1 million in the second quarter of 2001, to $0.3 million for the same period in 2002.  This increase is the result of the Company's concern about the collectibility of its rents receivable related to its SNF located in Hoquaim, Washington.

          Equity in earnings of unconsolidated affiliates increased $0.1 million for the three months ended June 30, 2002 compared to the same period in 2001.  This increase was primarily the result of increased occupancy rates at the Penasquitos and Eagle Run ALFs.  Occupancy rates at both facilities are increasing, thus decreasing the Company’s loss associated with these properties.

          The Company recognized a net loss on the sale of assets in the amount of $0.1 million in the second quarter of 2002.   The sale, in May 2002, of a non-operating SNF located in Paso Robles, California accounted for the loss.

          Net income decreased $0.2 million, from  $0.7 million for the three months ended June 30, 2001 to $0.5 million for the same period in 2002.  This decrease was primarily due to the $0.3 million decrease in interest and loan fee income, the $0.5 million increase in skilled nursing operations and the $1.3 million increase in interest expense. These decreases were offset by the $1.3 million increase in rents, tenant reimbursements and parking revenues as well as the $0.5 million increase in patient revenues.

Liquidity and Capital Resources

          As of June 30, 2002, the Company’s direct investment in net real estate assets totaled approximately $171.3 million, $4.3 million in joint ventures and $1.8 million invested in notes receivable.  Total debt outstanding as of June 30, 2002 totaled $191.7 million.

          The Company obtains its liquidity from multiple internal and external sources.  Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities.   The MOB Properties produced approximately $4.1 million of income before minority interests for the six months ended June 30, 2002.  The MOB Properties contain approximately 875,000 rentable square feet and, as of June 30, 2002, were approximately 97.0% leased to over 425 tenants with lease terms typically ranging from three to ten years.   The ALFs and SNFs produced approximately $0.2 million of income before minority interests for the six months ended June 30, 2002.  All of the ALFs and SNFs, except for the three SNFs located in Hampden, Massachusetts where the Company holds the operating licenses and has entered into a management agreement with a local operator, are leased to operators who are responsible for the management of the facilities.  All of the leases are for five years or less with non-credit tenants.  In the event that the operators of these facilities are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facilities in order to keep them operating.  If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions would likely be adversely affected.

          The Company’s principal external sources of capital consist of various secured loans.  As of June 30, 2002, the Company had secured loans outstanding of approximately $191.7 million. The Company is currently negotiating to obtain a line of credit in the amount of $2 million.  However, no assurance can be given that the Company will be successful in obtaining a line of credit.  While the Company will still consider selective property acquisitions that are accretive to earnings, the Company’s primary goal over the next few years is to reduce the balance on the $35 million loan obtained from GMAC in October 2001.  The Company’s ability to reduce the balance on the $35 million loan along with its ability to make selective acquisitions requires continued access to capital.  If the Company is unable to obtain access to new capital or to refinance its existing investments, the Company’s ability to reduce the balance on the $35 million loan and to expand and even its ability to maintain its current level of distributions to its stockholders may be impaired.  The Company is also considering selling some of its assets in the future in order to provide additional liquidity.

          During the first six months of 2002, the Company received proceeds of $4.6 million related to the sale of a 183-bed hospital located in Tustin, California.   The Company used $2.3 million of these proceeds to repay an outstanding loan on the hospital.  In addition, the Company received proceeds of $10.8 million related to the repayment of two notes receivable from Heritage Care, Inc.  The Company used the proceeds to repay an outstanding loan balance of $8.3 million secured by the notes.   In January 2002, the Company received $0.7 million as repayment of a promissory note secured by a recreational vehicle park in Florida.   In May 2002, the Company received proceeds of $0.3 million related to the sale of a SNF located in Paso Robles, California.  Also in May, the Company used the proceeds from a new $8.3 million loan secured by its ALF located in Tarzana, California to repay three notes totaling $7.3 million secured by the same property.  The new loan bears interest at 6.95% and is due on May 17, 2037. The net proceeds from these refinancings and sales were used to provide working capital for the Company.

          The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during the first and second quarters of 2002 to holders of record on the first day of each month.  The Company distributed no dividends to holders of the Company’s Common Stock during the first six months of 2002.

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

Historical Cash Flows

          The Company’s net cash from operating activities decreased $6.0 million, or 91%, from $6.6 million for the six months ended June 30, 2001 to a $0.6 million for the same period in 2002.  The decrease is due primarily to an increase in the change of accounts payable and other liabilities of $4.2 million, a $2.3 million increase in net gain on sale of assets and a $2.1 million increase in the change in tenant rent and reimbursements receivable over 2001.  These were offset by a $0.3 million increase in net income, a $1.1 million decrease in the change in prepaid expenses and other assets, a $0.6 million increase in the loss on the change in fair market value of the Company’s LIBOR interest rate cap and a $0.7 million increase in extraordinary losses on the early retirement of long-term debt.

          Net cash from investing activities increased $14.7 million from a net use of $1.3 million for the six months ended June 30, 2001 to net cash provided of $13.4 million for the same period in 2002.  The increase was primarily due to an $9.3 million increase in principal payments received from mortgage loans and notes receivable, a $1.1 million increase in distributions from unconsolidated affiliates and a $5.1 million increase in the sale of real estate assets.  These were offset by a $1.3 million increase in contributions to unconsolidated affiliates.

          Cash flows used in financing activities increased by approximately $7.7 million from $6.8 million for the six months ended June 30, 2001, to $14.5 million for the same period in 2002.    The increase is primarily due to a  $13.7 million increase in the repayment of notes payable as well as a $0.7 million increase fees paid for early retirement of long-term debt.  These were offset by a $4.1 million increase in proceeds from notes payable, a $1.2 million decrease in the change in restricted cash, a $0.7 million decrease in distributions and a $0.6 million decrease in deferred loan costs.

New Accounting Pronouncements

          On January 1, 2002, the Company adopted the provisions of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144”).  SFAS 142 discontinues the practice of amortizing goodwill and other intangible assets and requires a periodic review process for impairment.  SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets and supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  The adoption of these statements did not have a material effect on the Company’s results of operations or financial condition

Recent Developments

          Due to the events of September 11 and the general insurance environment, the Company expects a large increase in the cost of its property, liability and earthquake insurance upon their renewal in the third quarter of 2002.  Depending on the terms of the lease between the Company and its MOB tenant, in some cases, the Company is able to pass all of the higher insurance costs onto its MOB tenants; in other cases, the Company is able to pass only a portion of the higher costs onto its MOB tenants, with the Company paying the remainder.  Generally, the operators of the Company’s SNFs and ALFs pay the insurance costs.  However, the higher insurance costs could affect the ability of the MOB tenants and SNF and ALF operators to pay the Company rent which could have a material adverse effect on the Company’s financial condition and results of operations.

Funds from Operations

          Industry analysts generally consider FFO to be an appropriate measure of the performance of a REIT.  The Company’s financial statements use the concept of FFO as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO is calculated to include the minority interests’ share of income from the Operating Partnership and Senior Care Partnership since the Operating Partnership and Senior Care Partnership’s net income is allocated proportionately among all owners of Operating Partnership and Senior Care Partnership units.  The combined number of Operating Partnership and Senior Care Partnership units held by the Company is identical to the number of outstanding shares of the Company’s Common Stock, and owners of Operating Partnership and Senior Care Partnership units may, at their discretion, convert their units into shares of Common Stock on a one-for-one basis.

          The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company’s 2001 Annual Report on Form 10-K and the additional data presented below.  The Company’s FFO for the six months ended June 30, 2002 was $2.2 million compared to $0.7 million for the same period in 2001.  The table on the following page presents an analysis of FFO and additional data for the three and six- month periods ended June 30, 2002 and 2001.

G&L REALTY CORP.
FUNDS FROM OPERATIONS AND ADDITIONAL DATA
(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2002	2001	2002	2001

	(in thousands)
Funds from Operations(1)
Net income	$493	$693	$4,389	$4,126
Minority interest in Operating Partnership	—	—	—	—

Income for Operating Partnership	493	693	4,389	4,126
Depreciation of real estate assets	1,338	1,292	2,691	2,564
Amortization of deferred lease costs	63	65	128	132
Net gain on sale of assets	138	—	(2,320)	—
Lease termination income	—	—	—	(2,613)
Depreciation from unconsolidated affiliates	117	73	216	143
Adjustment for minority interest in consolidated affiliates	(37)	(40)	(72)	(80)
Dividends on preferred stock	(1,791)	(1,791)	(3,581)	(3,581)

Funds from Operations(1)	$321	$292	$1,451	$691

Additional Data
Cash flows:
Operating activities	$693	$715	$(109)	$6,613
Investing activities	(946)	(439)	13,387	(1,270)
Financing activities	(944)	(2,953)	(13,788)	(6,793)
Capital expenditures
Building improvements	$237	$109	$335	$324
Tenant improvements	190	388	337	966
Furniture, fixtures & equipment	115	35	156	102
Leasing commissions	24	165	68	343
Depreciation and amortization
Depreciation of real estate assets	$1,338	$1,292	$2,691	$2,564
Depreciation of non-real estate assets	144	125	287	246
Amortization of deferred lease costs	63	65	128	132
Amortization of deferred licensing costs	13	13	26	26
Amortization of capitalized financing costs	195	178	502	348
Accrued rent in excess of billed rent	$186	$5	$317	$81

(1)

FFO represents net income (computed in accordance with GAAP, consistently applied), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest.  FFO is computed in accordance with the definition adopted by NAREIT.  FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities.  FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time.  FFO is only one of a range of indicators which should be considered in determining a company's operating performance.  The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies.  Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity's ability to recover its investment in properties.  The Company implemented the new methods of calculating FFO effective as of the NAREIT–suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

Item 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations.  Approximately 32% of the Company’s notes payable bear interest at a rate indexed to the one-month LIBOR rate or Prime Rate.  The table below provides information as of June 30, 2002 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value.  The weighted average interest rates presented are the actual rates as of June 30, 2002.

								Fair Market Value June 30, 2002

	PRINCIPAL MATURING IN:

	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$1,110	$2,564	$2,753	$27,554	$31,710	$76,543	$142,234	$165,972
Average interest rate	7.57%	7.57%	7.57%	7.56%	7.49%	7.14%	7.52%
Variable rate	14,451	1,922	2,231	2,590	3,006	23,470	47,670	47,670
Average interest rate	7.96%	9.31%	9.31%	9.31%	9.31%	9.31%	9.02%
Line of credit:
Variable rate	1,791						1,791	1,791
Average interest rate	6.75%						6.75%

	$17,352	$4,486	$4,984	$30,144	$34,716	$100,013	$191,695	$215,433

           The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate.  Based upon interest rates as of June 30, 2002, a 1% increase in the LIBOR rate would decrease future earnings by $495,000 annually, and decrease future cash flow by $361,000 annually.  A 1% decrease in the LIBOR rate would increase future earnings by $495,000 annually, and increase future cash flow by $361,000 annually.  A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company’s debt.

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

           The table below provides information as of December 31, 2001 about the Company's long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of December 31, 2001.

								Fair Market Value December 31, 2001
	PRINCIPAL MATURING IN:

	2002	2003	2004	2005	2006	Thereafter	Total

	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,275	$2,458	$2,637	$34,122	$31,418	$57,065	$129,975	$139,944
Average interest rate	7.78%	7.78%	7.78%	7.78%	7.75%	7.34%	7.78%
Variable rate	23,905	5,589	1,542	1,542	1,542	27,163	61,283	72,503
Average interest rate	7.34%	7.34%	7.34%	7.34%	7.34%	7.34%	7.34%
Line of credit:
Variable rate	1,440						1,440	1,440
Average interest rate	7.0%						7.0%

	$27,620	$8,047	$4,179	$35,664	$32,960	$84,228	$192,698	$213,887

          The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate.  Based upon interest rates as of December 31, 2001, a 1% increase in the LIBOR rate would decrease future earnings by $613,000, future cash flow would not be affected.  A 1% decrease in the LIBOR rate would increase future earnings by $613,000, future cash flow would not be affected.  A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company’s debt.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company or any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of MOBs, SNFs, ALFs, parking facilities, and retail space is currently a party to any material litigation, except as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Item 2	Changes in Securities.

.	None

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Submission of Matters to a Vote of Security Holders.

None.

Item 5	Other Information.

.	None

Item 6	Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the three month period ended June 30, 2002.

(a)  Exhibits

Exhibit No.	Note	Description

2.1	(12)	The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp.

2.2	(13)	Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated September 28, 2001.

2.3	(14)	Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated October 26, 2001.

2.4	(16)	Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

3.1	(1)	Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.2	(3)	Amended and Restated Bylaws of G&L Realty Corp.

10.3	(2)	Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.3.2	(15)	Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

10.5	(1)	Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.8.2	(2)	Option Notice with respect to Sherman Oaks Medical Plaza

10.9.2	(1)	Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as October 29, 1993.

10.11	(1)	Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

10.12.2	(3)	Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L Financing Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of New York.

10.22	(4)	Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing Partnership II, L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October 31, 1995.

10.24	(4)	Property Management Agreement between G&L Realty Financing Partnership II, L.P., as owner, and G&L Realty Partnership, L.P., as agent, made August 10, 1995

10.25	(5)	Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital Corporation, dated as of September 29, 1995.

10.30	(6)	Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership, L.P. as Borrower and Nomura Asset Capital Corporation as Lender.

10.38	(7)

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

Mortgage, Assignment of Leases and Rents and Security Agreement by GL/PHP, LLC a Delaware limited liability company (the "Mortgagor") to Nomura Asset Capital Corporation, a Delaware corporation (the “Mortgagee"), dated August 15, 1997.

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

10.58	(9)	Limited Liability Company Agreement of G&L Hampden, LLC.

10.77	(10)	Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

10.78	(10)	Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers Corp. as Tenant dated December 1, 1998.

10.79	(10)	Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively “Guarantor”) in favor of G&L Coronado, LLC (“Landlord”).

10.81	(11)	Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender.

10.82	(15)

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

21		List of Subsidiaries

1)	Previously filed as an exhibit of like number to the Registrant’s Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.

2)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

3)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

4)

Previously filed as Exhibits 10.1 (with respect to Exhibit 10.22), 10.2 (with respect to Exhibit 10.23), and 10.3 (with respect to Exhibit 10.24) to the Registrant’s Quarterly Report on Form 10–Q for the Quarter ended September 30, 1995 and incorporated herein by reference.

5)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

6)	Previously filed as an exhibit of like number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

7)	Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

8)	Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of August 15, 1997) and incorporated herein by reference.

9)	Filed as an exhibit to the Company's Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.

10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.

11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference

12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.

13)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.

14)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.

15)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.

16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.

c)	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

None.

SIGNATURE

                    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G&L REALTY CORP.

Date: August 14, 2002	By:	/s/ David E. Hamer

David E. Hamer
Chief Accounting Officer