Form 10-Q
period 2002-09-30
G&L REALTY CORP
filed 2002-11-14
CIK 912240

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-12566

G & L REALTY CORP.
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	95-4449388 (I.R.S. Employer Identification No.)

439 N. Bedford Drive Beverly Hills, California (Address of Principal Executive Offices)	90210 (Zip Code)

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

Yes	☒	No	☐.

G&L REALTY CORP.

G&L REALTY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)
ASSETS
Rental properties (Note 3):
Land	$28,840	$28,599
Buildings and improvements, net	141,523	137,410
Projects under development	109	—

Total rental properties	170,472	166,009
Cash and cash equivalents	1,873	2,039
Restricted cash	3,442	4,252
Tenant rent and reimbursements receivable, net	7,290	6,197
Unbilled rent receivable, net	2,964	2,661
Mortgage loans and notes receivable, net	1,955	11,976
Investments in unconsolidated affiliates (Note 6)	4,144	4,581
Deferred charges and other assets, net (Note 4)	6,400	7,309

TOTAL ASSETS	$198,540	$205,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$190,729	$192,698
Accounts payable and other liabilities	6,884	10,313
Distributions payable	160	270
Tenant security deposits	1,432	1,561

Total liabilities	199,205	204,842
Commitments and Contingencies (Note 8)	—	—
Minority interest in consolidated affiliates	(1,154)	(719)
Minority interest in Operating Partnership	—	—
STOCKHOLDERS’ EQUITY (Note 5):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred - 1,495,000 shares issued and outstanding as of September 30, 2002 and December 31, 2001	15	15
• Series B Preferred - 1,380,000 shares issued and outstanding as of September 30, 2002 and December 31, 2001	14	14
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of September 30, 2002 and December 31, 2001	7	7
Additional paid-in capital	40,827	40,827
Distributions in excess of net income	(35,134)	(34,722)
Notes receivable from stockholders	(5,240)	(5,240)

Total stockholders’ equity	489	901

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,540	$205,024

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,

	2002	2001	2002	2001

REVENUES:
Rent	$7,120	$6,867	$21,759	$19,957
Patient revenues	6,549	5,289	18,125	15,650
Tenant reimbursements	658	413	2,200	1,436
Parking	393	347	1,152	1,128
Interest and loan fees (Note 9)	214	445	2,246	1,444
Lease termination income	—	—	—	2,613
Other income	573	398	1,386	984

Total revenues	15,507	13,759	46,868	43,212

EXPENSES:
Property operations	2,388	2,328	6,800	6,543
Skilled nursing operations	5,553	4,793	15,915	14,076
Depreciation and amortization	1,553	1,544	4,685	4,512
Provision for doubtful accounts, notes and bonds receivable	174	202	738	507
Interest	4,175	3,255	13,354	9,795
General and administrative	793	834	2,396	2,542

Total expenses	14,636	12,956	43,888	37,975

Income from operations before minority interests and equity in (loss) earnings of unconsolidated affiliates	871	803	2,980	5,237
Equity in (loss) earnings of unconsolidated affiliates	(96)	83	2	(92)
Minority interest in consolidated affiliates	(85)	(68)	(223)	(201)
Corporate income tax expense	(120)	(212)	(120)	(212)

Income from operations before discontinued operations	570	606	2,639	4,732
Discontinued operations (Notes 2 and 9)
Gain (loss) from discontinued operations (Including gain on disposal of $2,458 and loss on disposal of $138)	—	—	2,320	—

Net income	570	606	4,959	4,732
Dividends on preferred stock	(1,790)	(1,790)	(5,371)	(5,371)

Net loss available to common stockholders	$(1,220)	$(1,184)	$(412)	$(639)

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2002	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,959	$4,732
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	4,685	4,512
Amortization of deferred loan costs	714	514
Net gain on sale of assets	(2,320)	—
Loss on change in value of interest rate hedge	857	—
Minority interests	223	201
Equity in (income) loss of unconsolidated affiliates	(2)	92
Provision for doubtful accounts, notes and bonds receivables	949	507
Unbilled rent receivable, net	(413)	(126)
(Increase) decrease in:
Tenant rent and reimbursements receivable	(1,975)	(372)
Prepaid expense and other assets	(582)	(1,370)
Accrued interest and loan fees receivable	(338)	(201)
Increase (decrease) in:
Accounts payable and other liabilities	(3,501)	302
Tenant security deposits	(103)	175

Net cash provided by operating activities	3,153	8,966

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets	5,141	—
Additions to rental properties	(1,366)	(2,621)
Pre-acquisition costs	122	(150)
Construction in progress	(109)	171
Leasing commissions	(105)	(430)
Investment in mortgage loans and notes receivable	(310)	(354)
Contributions to unconsolidated affiliates	(1,463)	(280)
Distributions from unconsolidated affiliates	1,571	398
Principal payments received from mortgage loans and notes receivable	9,333	98

Net cash provided by (used in) investing activities	12,814	(3,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	9,513	12,300
Repayment of notes payable	(21,379)	(12,239)
Payment of deferred loan costs	58	(738)
Decrease in restricted cash	1,304	143
Minority interest equity contribution	25	—
Distributions	(5,654)	(6,783)

Net cash used in financing activities	(16,133)	(7,317)

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2002	2001

	(Unaudited)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(166)	(1,519)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,039	2,791

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,873	$1,272

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$13,660	$9,215

NONCASH INVESTING AND FINANCING ACTIVITIES
Distributions declared not yet paid	$—	$370

Preferred distributions due to minority partner	$44	$44

Transfers from projects under development to building	$—	$376

Acquisition of property and other assets for assumption of note payable:
Restricted cash	$597
Land	1,390
Buildings and improvements	10,760
Deferred charges and other assets	463
Note receivable	(1,269)

Total	$11,941

Assumption of note payable for property and other assets:
Note payable	$11,941

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

          The Company, as the sole general partner and as owner of an approximately 95% ownership interest, controls the Operating Partnership and the Senior Care Partnership.  The Company controls the Financing Entities through wholly owned subsidiaries incorporated either in the State of Delaware or the State of California (collectively, the “Subsidiaries” and individually, a “Subsidiary”).  Each Subsidiary either (i) owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity or (ii) owns no interest and acts as the manager of the Financing Entity.  The remaining 99% ownership interest in each Financing Entity, which is owned 1% by a Subsidiary, is owned by the Operating Partnership, acting as sole limited partner or member.Financing Entities in which a Subsidiary owns no interest are 100% owned by the Operating Partnership.

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

GLN Capital Co., LLC (“GLN”)
G&L Grabel, San Pedro, LLC (“San Pedro”)
G&L Penasquitos, LLC (“Penasquitos LLC”)
G&L Penasquitos, Inc. (“Penasquitos Inc.”)
G&L Parsons on Eagle Run, LLC (“Eagle Run”)
G&L Parsons on Eagle Run, Inc. (“Eagle Run Inc.”)
Lakeview Associates, LLC (“Lakeview”)
Tustin Heritage Place, LLC (“Heritage Place”)
Pac Par MOB, LLC (“Pacific Park”)
G&L Radius Realty, LLC (“Radius”)
G&L Aurora, LLC (“Aurora”)

GLN, San Pedro, Penasquitos Inc., Penasquitos LLC, Eagle Run, Eagle Run, Inc., Lakeview, Heritage Place, Pacific Park, Radius and Aurora are herein collectively referred to as the “Unconsolidated Affiliates” and individually as “Unconsolidated Affiliate”.

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

          The information presented as of and for the three-month and nine-month periods ended September 30, 2002 and 2001 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.  The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results that might be expected for the full fiscal year.

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

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145,Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt” and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified.   The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002.  Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

          In June 2002, FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

3.  BUILDINGS AND IMPROVEMENTS

          Buildings and improvements consist of the following:

	September 30, 2002	December 31, 2001

	(in thousands)
Buildings and improvements	$162,510	$155,774
Tenant improvements	12,103	11,983
Furniture, fixtures and equipment	4,834	3,526

	179,447	171,283
Less accumulated depreciation and amortization	(37,924)	(33,873)

Total	$141,523	$137,410

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

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4.  DEFERRED CHARGES AND OTHER ASSETS

          Deferred charges and other assets consist of the following:

	September 30, 2002	December 31, 2001

	(in thousands)
Deferred loan costs	$6,651	$7,467
Pre-acquisition costs	—	257
Leasing commissions	1,900	1,974
Prepaid expense and other assets	954	483

	9,505	10,181
Less accumulated amortization	(3,105)	(2,872)

Total	$6,400	$7,309

5.  STOCKHOLDERS’ EQUITY

          Distributions in excess of net income– The Company has elected to be treated, for federal income tax purposes, as a REIT.  As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income.  In reporting periods in which distributions exceed net income, stockholders’ equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions.  For tax reporting purposes, a portion of the dividends declared represents a return of capital.  The following table reconciles net income and distributions in excess of net income for the nine months ended September 30, 2002 and for the year ended December 31, 2001:

	September 30, 2002	December 31, 2001

	(in thousands)
Distributions in excess of net income at beginning of period	$(34,722)	$(32,602)
Net income during period	4,959	6,130
Less: Distributions declared	(5,371)	(8,250)

Distributions in excess of net income	$(35,134)	$(34,722)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in Note 1.   The following table provides a summary of the Company’s investment in each of these entities as of September 30, 2002.  (In thousands).

	GLN	San Pedro	Penasquitos LLC	Penasquitos Inc.	Aurora	Heritage Place

Opening balance at beginning of period	$807	$1,351	$(358)	$20	$—	$—
Equity in earnings (loss) of affiliates	5	122	(41)	—	—	—
Cash contributions	1	—	69	—	2	—
Cash distributions	(813)	—	—	—	—	—

Equity, before inter-company adjustments	—	1,473	(330)	20	2	—

Intercompany transactions:
Receivable (payable), net	18	(8)	291	(20)	—	14

Investment in unconsolidated affiliates	$18	$1,465	$(39)	$—	$2	$14

	Pacific Park	Eagle Run, Inc.	Eagle Run	Radius	Lakeview	Total

Opening balance at beginning of period	$—	$(501)	$375	$—	$398	$2,092
Equity in earnings (loss) of affiliates	39	47	35	17	(222)	2
Cash contributions.	—	—	—	1,162	163	1,397
Cash distributions	—	(343)	—	—	—	(1,156)

Equity, before inter-company adjustments	39	(797)	410	1,179	339	2,335

Intercompany transactions:
Receivable (payable), net	(654)	30	48	—	2,090	1,809

Investment in unconsolidated affiliates	$(615)	$(767)	$458	$1,179	$2,429	$4,144

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

          Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the three months ended September 30, 2002.   (In thousands).

	GLN	San Pedro	Penasquitos LLC	Penasquitos Inc.	Aurora	Heritage Place

Financial Position:
Land	$—	$2,011	$641	$—	$—	$750
Buildings	—	4,218	6,103	—	—	—
Notes receivable, net	—	—	—	—	—	—
Other assets	8	374	1,227	—	2	238
Notes payable	—	(4,566)	(8,385)	—	—	(940)
Other liabilities	(8)	(855)	(359)	(10)	—	(48)

Net assets	$—	$1,182	$(773)	$(10)	$2	$—

Partner’s equity:
G&L Realty Partnership, L.P	$—	$1,473	$(330)	$20	$2	$—
Others	—	(291)	(443)	(30)	—	—

Total equity	$—	$1,182	$(773)	$(10)	$2	$—

Operations:
Revenues	$9	$893	$682	$—	$—	$—
Expenses	—	(722)	(764)	—	—	—

Net income (loss)	$9	$171	$(82)	$—	$—	$—

Allocation of net (loss) income:
G&L Realty Partnership, L.P.	$5	$122	$(41)	$—	$—	$—
Others	4	49	(41)	—	—	—

Net income (loss)	$9	$171	$(82)	$—	$—	$—

	Pacific Park	Eagle Run Inc.	Eagle Run	Radius	Lakeview	Total

Financial Position:
Land	$822	$—	$1,191	$200	$947	$6,562
Buildings	2,911	—	4,569	5,793	7,451	31,045
Notes receivable, net	—	—	—	—	—	—
Other assets	1,564	438	1,468	1,010	310	6,639
Notes payable	(4,593)	—	(7,025)	(5,467)	(7,113)	(38,089)
Other liabilities	(457)	(1,390)	(45)	(8)	(1,022)	(4,202)

Net assets	$247	$(952)	$158	$1,528	$573	$1,955

Partner’s equity:
G&L Realty Partnership, L.P	$39	$(797)	$410	$1,179	$339	$2,335
Others	208	(155)	(252)	349	234	(380)

Total equity	$247	$(952)	$158	$1,528	$573	$1,955

Operations:
Revenues	$585	$2,611	$709	$294	$405	$6,188
Expenses	(506)	(2,518)	(639)	(272)	(849)	(6,270)

Net income (loss)	$79	$93	$70	$22	$(444)	$(82)

Allocation of net (loss) income:
G&L Realty Partnership, L.P.	$39	$47	$35	$17	$(222)	$2
Others	40	46	35	5	(222)	(84)

Net income (loss)	$79	$93	$70	$22	$(444)	$(82)

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

•

Debt obligations – These investments consist of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities.  As of September 30, 2002, the Company had eight loans outstanding with a net book value of $1.9 million.

     The tables on the following pages reconcile the Company’s income and expense activity for the nine months ended September 30, 2002 and 2001 and balance sheet data as of September 30, 2002.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2002 Reconciliation of Reportable Segment Information
For the nine months ended September 30, 2002

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$20,891	$2,047	$2,173	$—	$—	$25,111
Patient revenues	—	18,125	—	—	—	18,125
Interest and loan fees	33	25	—	2,154	34	2,246
Other income	568	769	—	—	49	1,386

Total revenues	21,492	20,966	2,173	2,154	83	46,868

Expenses:
Property operations	6,042	520	170	68	—	6,800
Skilled nursing operations	—	15,915	—	—	—	15,915
Depreciation and amortization	3,255	1,014	384	—	32	4,685
Corporate tax expense	—	120	—	—	—	120
Interest	6,514	1,434	1,882	150	3,374	13,354
Provision for doubtful accounts and notes receivable	10	498	150	80	—	738
General and administrative	—	—	—	—	2,396	2,396

Total expenses	15,821	19,501	2,586	298	5,802	44,008

Income (loss) from operations	5,671	1,465	(413)	1,856	(5,719)	2,860
Equity in earnings (loss) of unconsolidated affiliates	162	17	(182)	5	—	2

Income (loss) from operations before minority interests	$5,833	$1,482	$(595)	$1,861	$(5,719)	$2,862

2001 Reconciliation of Reportable Segment Information
For the nine months ended September 30, 2001

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Revenue:
Rents, tenant reimb. And parking	$19,105	$1,356	$2,060	$—	$—	$22,521
Patient revenues	—	15,650	—	—	—	15,650
Interest and loan fees	113	6	1	1,212	112	1,444
Lease termination income	2,613	—	—	—	—	2,613
Other income	193	748	—	—	43	984

Total revenues	22,024	17,760	2,061	1,212	155	43,212

Expenses:
Property operations	5,994	308	133	108	—	6,543
Skilled nursing operations	—	14,076	—	—	—	14,076
Depreciation and amortization	3,316	776	383	—	37	4,512
Provision for doubtful accounts and notes receivable	44	414	—	49	—	507
Corporate tax expense	—	212	—	—	—	212
Interest	6,801	1,261	1,136	539	10	9,747
General and administrative	—	—	—	—	2,542	2,542

Total expenses	16,155	17,047	1,652	696	2,589	38,139

Income (loss) from operations	5,869	713	409	516	(2,434)	5,073
Equity in earnings (loss) of unconsolidated affiliates	152	—	(242)	(2)	—	(92)

Income (loss) from operations before minority interests	$6,021	$713	$167	$514	$(2,434)	$4,981

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2002 Reconciliation of Reportable Segment Information
As of  September 30, 2002

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Rental properties, net	$110,143	$39,159	$20,989	$—	$181	$170,472
Mortgage loans and notes receivable, net	—	268	—	1,687	—	1,955
Cash and cash equivalents	1,341	953	(3)	—	(418)	1,873
Restricted cash	2,280	869	233	—	60	3,442
Tenant rent and reimb. receivable, net	630	4,107	2,243	—	310	7,290
Unbilled rent receivable, net	2,964	—	—	—	—	2,964
Investment in unconsolidated affiliates	850	1,180	2,096	18	—	4,144
Deferred loan costs, net	3,399	734	558	—	—	4,691
Deferred lease costs, net	755	—	—	—	—	755
Prepaid expense and other	552	360	42	—	—	954

Total assets	$122,914	$47,630	$26,158	$1,705	$133	$198,540

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

          The Company is the guarantor on a $300,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner.  In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa, Oklahoma.  In order to facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma.  The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments.  To date, the letter of credit has not been accessed and the property is current on its interest payments to all debt holders.  The Company’s maximum liability under the guarantee is $300,000, although the Company does not anticipate having to pay anything under this letter of credit.  As such, the Company has recorded no liability on its balance sheet related to this guarantee as of September 30, 2002.  In addition, the Company holds an unsecured promissory note from NVHF in the amount of $562,000. The Company has held the note for almost three years and NVHF is current on all payments due under the terms of the note.

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

          In April 2002, the Company acquired, through a joint venture, a 120-bed SNF in Massachusetts for approximately $6.5 million.  The Company funded approximately $1.0 million in order to acquire a 75% interest in

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

this property through a joint venture with Radius Development Ring, LLC, the operator of the facility. The joint venture borrowed $5.5 million to finance the property acquisition. The loan bears interest at 6.9% per annum and is due in 35 years.  The Company’s interest in the joint venture will be reduced to 50% after the Company has received a return of its initial capital contribution plus a preferred return on its initial contribution.

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

Results of Operations

          Comparison of the Nine Month Period Ended September 30, 2002 versus the Nine Month Period Ended September 30, 2001.

          Total revenues increased by $3.7 million, or 9%, from $43.2 million in the nine months ending September 30, 2001, to $46.9 million for the same period in 2002.  The increase was due to an increase in rental revenues and tenant reimbursements of $2.8 million, an increase in patient revenues of $2.5 million and an increase in interest and loan fee income of $0.8 million.  These increases were offset by a $2.2 million decrease in lease termination and other income.

          Patient revenues relating to the skilled nursing facilities operated by the Company increased by $2.4 million, or 15%, from $15.7 million in the nine months ending September 30, 2001, to $18.1 million for the same period in 2002 due to increased occupancy and higher patient reimbursement rates.

          Rents, tenant reimbursements and parking revenues increased by $2.6 million, or 12%, from $22.5 million in the first nine months of 2001, to $25.1 million for the same period in 2002.    The January 2002 acquisition of a SNF in Hyattsville, Maryland accounted for $1.1 million of this increase.  In addition, the Company re-leased its MOB located in Irwindale, California accounting for an increase of $0.3 million.   The MOB was vacant for the first six months of 2001.  Increased occupancy and rental rates per the terms of its lease agreements at the Company’s MOB properties accounted for an additional $1.7 million increase in rental revenue.  These increases were offset by a decrease of $0.3 million due to the January 2002 sale of the hospital located in Tustin, California.

          Interest and loan fee income increased by $0.8 million, or 57%, from $1.4 million in the nine months ending September 30, 2002, to $2.2 million for the same period in 2002.  This increase was due to fees associated with the early repayment of the Company’s two notes receivable related to a SNF located in Hyattsville, Maryland.

          The Company recognized lease termination income in the amount of $2.6 million in the first quarter of 2001.  This was related to the settlement of a lawsuit for delinquent rent, future rent and other amounts owed under a lease at the Company’s MOB located in Irwindale, California.  The Company sued the tenant, which had been in default on their rent since December 1999, to recover the delinquent rent payments as well as all future rent through the end of the lease which expired on November 30, 2004.  In January 2001, the Company received a settlement in the amount of $4.1 million.  At the time of the settlement the total delinquent rent was approximately $1.5 million.

          Total expenses increased by $5.9 million, or 16%, from $38.0 million for the nine months ended September 30 2001, to $43.9 million for the same period in 2002.

          Increased skilled nursing operating costs at the three Hampden SNFs accounted for $1.8 million of this increase in total expenses.  This increase was primarily related to rising liability insurance and staffing costs.

          Property operating expenses increased approximately $0.3 million, or 5%, from $6.5 million for the nine months ending September 30, 2001 to $6.8 million for the same period in 2002.   Increased electricity, insurance and repairs and maintenance costs at the Company’s MOB properties accounted for this increase.

          Depreciation and amortization expense increased $0.2 million, or 4%, from $4.5 million for the nine months ended September 30, 2001, to $4.7 million for the same period in 2002.  This increase was related to the acquisition of the SNF in Hyattsville, Maryland in January 2002 as well as additions to building improvements and leasing commissions at the end of 2001 and during 2002.

          Interest expense increased $3.6 million, or 37%, from $9.8 million for the nine months ended September 30, 2001, to $13.4 million for the same period in 2002.  This increase was due to a $0.9 million loss on the decline in the fair market value of the LIBOR interest rate cap associated with the $35 million loan with GMAC as well as an increase of $2.5 million in interest expense relating to the same loan.  In addition, the Company recorded $0.7 million of pre-payment fees and the write-off of deferred loan fees relating to the early repayment of $7.3 million in loans secured by an ALF located in Tarzana, California.  These increases were offset by a $0.5 million decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates.  While the Company recognized a $0.9 million loss related to the decline in the fair market value of its LIBOR interest rate cap, the value of the LIBOR interest rate cap fluctuates based upon current prevailing market interest rates.  For the year ended December 31, 2001, the Company recognized a $0.5 million gain on the fair market value of its LIBOR interest rate cap, thus, the net effect on earnings since the Company’s purchase of this financial instrument has been a $0.4 million loss.

          General & administrative costs decreased $0.1 million, or 4%, from $2.5 million for the nine months ended September 30, 2001, to $2.4 million for the same period in 2002.  This decrease was attributed to a non-recurring first quarter 2001 write off of acquisition and construction costs related to a discontinued development project.

          Provisions for doubtful accounts, notes and bonds receivable increased by $0.2 million, or 40%, from $0.5 million for the nine months ended September 30, 2001, to $0.7 million for the same period in 2002.  This increase is the result of the Company’s concern about the collectibility of its rents receivable related to its SNF located in Hoquaim, Washington.

          Equity in earnings of unconsolidated affiliates increased $0.1 million for the nine months ended September 30, 2002 compared to the same period in 2001.  This increase was primarily the result of increased occupancy rates at the Penasquitos and Eagle Run ALFs.  In addition, income related to the Company’s 50% investment in a 23,000 square foot MOB located in Aliso Viejo, California contributed to the increase.

          Corporate income tax expense decreased by $0.1 million, or 50%, from $0.2 million for the nine months ended September 30, 2001, to $0.1 million for the same period in 2002.  This estimated tax liability is related to federal taxes due on net income earned at the Company’s skilled nursing facilities located in Hampden, Massachusetts.

          The Company recognized a net gain on the sale of assets in the amount of $2.3 million in the nine months ending September 30, 2002.   The sale, in January 2002, of a 183-bed hospital located in Tustin, California to Pacific Health Corporation, the operator of the hospital, accounted for a gain of $2.4 million. This gain was offset by a loss of $0.1 million due to the sale, in May 2002, of a SNF located in Paso Robles, California.

          Net income increased $0.3 million, from $4.7 million for the nine months ended September 30, 2001 to $5.0 million for the same period in 2002.  This increase was primarily due to the $2.3 million gain on sale of assets, the $2.5 million increase in patient revenues, the $2.8 million increase in rents, tenant reimbursements and parking revenues and the $0.8 million increase in interest and loan fee income.  These were offset by the

$3.6 million increase in interest expense, the $2.6 million decrease in lease termination income and the $1.8 million increase in skilled nursing operations.

          Comparison of the Three Month Period Ended September 30, 2002 versus the Three Month Period Ended September 30, 2001.

          Total revenues increased by $1.7 million, or 12%, from $13.8 million in the third quarter of 2001, to $15.5 million for the same period in 2002.

          Patient revenues relating to the skilled nursing facilities operated by the Company increased by $1.2 million, or 23%, from $5.3 million in the third quarter of 2001, to $6.5 million for the same period in 2002 due to increased occupancy.

          Rents, tenant reimbursements and parking revenues increased by $0.6 million, or 8%, from $7.6 million in the third quarter of 2001, to $8.2 million for the same period in 2002.    The January 2002 acquisition of a SNF in Hyattsville, Maryland accounted for $0.4 million of this increase.   Increased occupancy and rental rates per the terms of its lease agreements at the Company’s MOB properties accounted for an additional $0.5 million increase in rental revenue.  These increases were offset by a decrease of $0.1 million due to the January 2002 sale of the hospital located in Tustin, California.

          Interest and loan fee income decreased by $0.2 million, or 50%, from $0.4 million in the third quarter of 2001, to $0.2 million for the same period in 2002.  This decrease is due to the repayment of the Company’s two notes receivable related to a SNF located in Hyattsville, Maryland in January 2002.

          Total expenses increased by $1.8 million, or 14%, from $13.0 million for the three months ended September 30, 2001, to $14.8 million for the same period in 2002.

          Increased skilled nursing operating costs at the three Hampden SNFs accounted for $0.8 million of this increase in total expenses.  This increase was primarily related to rising insurance and staffing costs.

          Property operating expenses increased approximately $0.1 million, or 4%, from $2.3 million in the third quarter of 2001 to $2.4 million for the same period in 2002.   Increased insurance costs at the Company’s MOB properties accounted for this increase.

          Interest expense increased $0.9 million, or 27%, from $3.3 million for the three months ended September 30, 2001, to $4.2 million for the same period in 2002.  This increase was due to an increase of $0.8 million in interest expense associated with the $35 million loan with GMAC obtained in October 2002.  In addition, the Company recorded a  loss of $0.3 million related to the decline in the fair market value of the LIBOR interest rate cap associated with the same loan.  These increases were offset by a $0.2 million decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates.

          Provisions for doubtful accounts, notes and bonds receivable remained unchanged, from $0.2 million for the three months ended September 30, 2001 to $0.2 million for the same period in 2002.

          Equity in earnings of unconsolidated affiliates decreased $0.2 million for the three months ended September 30, 2002 compared to the same period in 2001.  This decrease was primarily the result of losses associated with the Company’s 50% investment in an ALF located in Yorba Linda, California.  The facility opened in March 2002 and will be producing a net loss until it reaches stabilized occupancy. The Company currently estimates that the facility will produce a positive net operating income before debt service by the second quarter of 2003 and reach stabilized occupancy by the end of 2003.

          Corporate income tax expense decreased by $0.1 million, or 50%, from $0.2 million for the three months ended September 30, 2001, to $0.1 million for the same period in 2002.  This estimated tax liability is related to federal taxes due on net income earned at the Company’s skilled nursing facilities located in Hampden, Massachusetts.

          Net income remained unchanged, from $0.6 million for the three months ended September 30, 2001 to $0.6 million for the same period in 2002.

Liquidity and Capital Resources

          As of September 30, 2002, the Company’s direct investment in net real estate assets totaled $170.5 million, $4.1 million in joint ventures and $1.9 million invested in notes receivable.  Total debt outstanding as of September 30, 2002 totaled $190.7 million.

          The Company obtains its liquidity from multiple internal and external sources.  Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities.   The MOB Properties produced approximately $5.8 million of income before minority interests for the nine months ended September 30, 2002.  The MOB Properties contain approximately 875,000 rentable square feet and, as of September 30, 2002, were approximately 97.5% leased to over 425 tenants with lease terms typically ranging from three to ten years.   The ALFs and SNFs produced approximately $0.9 million of income before minority interests for the nine months ended September 30, 2002.  All of the ALFs and SNFs, except for the three SNFs located in Hampden, Massachusetts where the Company holds the operating licenses and has entered into a management agreement with a local operator, are leased to operators who are responsible for the management of the facilities.  All of the leases are for five years or less with non-credit tenants.  In the event that the operators of these facilities are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facilities in order to keep them operating.  If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions would likely be adversely affected.

          The Company’s principal external sources of capital consist of various secured loans.  As of September 30, 2002, the Company had loans outstanding of approximately $190.7 million.   While the Company will still consider selective property acquisitions that are accretive to earnings, the Company’s primary goal over the next few years is to reduce the balance on the $35 million loan obtained from GMAC in October 2001.  The balance on the loan as of September 30, 2002 was $33.5 million. The Company’s ability to reduce the balance on the $35 million loan along with its ability to make selective acquisitions requires continued access to capital.  If the Company is unable to obtain access to new capital or to refinance its existing investments, the Company’s ability to reduce the balance on the $35 million loan and to expand and even its ability to maintain its current level of distributions to its stockholders may be impaired.  The Company is also considering selling some of its assets in the future in order to provide additional liquidity.

        In 1999, the Company’s board of directors approved the repurchase of up to $2 million of the Company’s Series A and Series B Preferred Stock. To date, the Company has repurchased $0.3 million of its Preferred Stock and has made no repurchases in the last two years. The Executive Committee of the board of directors has reaffirmed the Preferred Stock repurchase program on a periodic basis.

          During the first nine months of 2002, the Company received proceeds of $4.6 million related to the sale of a 183-bed hospital located in Tustin, California.   The Company used $2.3 million of these proceeds to repay an outstanding loan on the hospital.  In addition, the Company received proceeds of $10.8 million related to the repayment of two notes receivable from Heritage Care, Inc.  The Company used the proceeds to repay an outstanding loan balance of $8.3 million secured by the notes.   In January 2002, the Company received $0.7 million as repayment of a promissory note secured by a recreational vehicle park in Florida.   In May 2002, the Company received proceeds of $0.3 million related to the sale of a SNF located in Paso Robles, California.  Also in May, the Company used the proceeds from a new $8.3 million loan secured by its ALF located in Tarzana, California to repay three notes totaling $7.3 million secured by the same property.  The new loan bears interest at 6.95% and is due on May 17, 2037.  The net proceeds from these refinancings and sales were used to provide working capital for the Company.

          In September 2002, the Company received an extension on a $13.2 million loan due on October 1, 2002.  The loan, which is secured by three SNFs located in Massachusetts, was extended until January 1, 2003.  Per the terms of the extension, the interest rate on the loan was increased from Libor plus 2.75% per annum to Libor plus 4.0% per annum.  The Company expects to repay this loan in 2003 using the proceeds from a new long-term loan.  While the Company expects to obtain another extension on this loan, no assurances can be given that the Company will be successful, or that if an extension is obtained, the terms of the extension will be similar to the current terms of the loan.

          The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during the first, second and third quarters of 2002 to holders of record on the first day of each month.  The Company declared no dividends to holders of the Company’s Common Stock during the first nine months of 2002.

          While the Company is highly leveraged, the Company expects to continue meeting its short-term liquidity requirements through its working capital and cash flow provided by operations.  The Company also expects to maintain stockholder distributions in accordance with REIT requirements, although no assurances can be given that the current level of distributions will be maintained.  Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings and the sale of assets. The Company currently has a commitment from GMAC to fund a $4.3 million loan that will be secured by the Company’s SNF and adjacent apartment complex located in Phoenix, Arizona. The Company anticipates that this loan will close in the fourth quarter. In addition, Eagle Run, a joint venture in which the Company owns a 50% interest in an ALF located in Omaha, Nebraska, is under contract to sell the ALF. The Company estimates its share of the net sales proceeds to be $1.8 million and anticipates that this sale will occur in the fourth quarter. The Company intends to use these proceeds to fund its dividend requirements, make selective acquisitions, repurchase some of its Preferred Stock and for general corporate purposes.

Historical Cash Flows

          The Company’s net cash from operating activities decreased $5.8 million, or 64%, from $9.0 million for the nine months ended September 30, 2001 to $3.2 million for the same period in 2002.  The decrease is due primarily to the change of accounts payable and other liabilities of $3.8 million, a $2.3 million increase in net gain on sale of assets and a $1.6 million change in tenant rent and reimbursements receivable over 2001.  These were offset by a $0.8 million change in prepaid expenses and other assets, a $0.9 million change in fair market value of the Company’s LIBOR interest rate cap and a $0.3 million increase in net income.

          Net cash from investing activities increased $16.0 million from a net use of $3.2 million for the nine months ended September 30, 2001 to net cash provided of $12.8 million for the same period in 2002.  The increase was primarily due to a $9.2 million increase in principal payments received from mortgage loans and notes receivable, a $1.2 million increase in distributions from unconsolidated affiliates, a $1.3 million decrease in additions to rental properties and a $5.1 million increase in the sale of real estate assets.  These were offset by a $1.2 million increase in contributions to unconsolidated affiliates.

          Cash flows used in financing activities increased by approximately $8.8 million from $7.3 million for the nine months ended September 30, 2001, to $16.1 million for the same period in 2002.    The increase is primarily due to a $9.1 million increase in the repayment of notes payable as well as a $2.8 million decrease in notes payable proceeds.  These were offset by a $1.2 million decrease in restricted cash, a $1.1 million decrease in distributions and a $0.8 million decrease in deferred loan costs.

New Accounting Pronouncements

          On January 1, 2002, the Company adopted the provisions of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) and SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144”).  SFAS 142 discontinues the practice of amortizing goodwill and other intangible assets and requires a periodic review process for impairment.  SFAS 144 addresses financial accounting and reporting for the disposal of long-lived assets and supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”.  The adoption of these statements did not have a material effect on the Company’s results of operations or financial condition

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145,Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt” and it also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified.   The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002.  Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

          In June 2002, FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”).  SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3“Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

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

          In addition, the Company currently owns a SNF located in Hoquiam, Washington which is leased to Prestige Senior Living, LLC ("Prestige"), a Washington-based operator of skilled nursing facilities. This facility was previously covered by professional liability insurance under an insurance policy obtained by Prestige. This policy expired in August 2002, and Prestige has been unable to obtain new coverage. Both Prestige and the Company are actively seeking to obtain new coverage, however, no assurances can be given that Prestige or the Company will be successful in obtaining professional liability coverage for this facility. While the Company believes that Prestige would be responsible for the first position of liability, if a liability-creating event occurs at the facility while it is uninsured, the Company is unable to assess Prestige's capacity to discharge a significant liability. Therefore, the inability to obtain insurance coverage for the facility could have a material adverse effect on the Company's financial condition and results of operations if a liability-creating event occurs at the facility while it is uninsured.

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

          The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company’s 2001 Annual Report on Form 10-K and the additional data presented below.  The Company’s FFO for the nine months ended September 30, 2002 was $1.8 million compared to $0.9 million for the same period in 2001.  The table on the following page presents an analysis of FFO and additional data for the three and nine- month periods ended September 30, 2002 and 2001.

G&L REALTY CORP.
FUNDS FROM OPERATIONS AND ADDITIONAL DATA
(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Funds from Operations(1)
Net income	$570	$606	$4,959	$4,732
Minority interest in Operating Partnership	—	—	—	—

Income for Operating Partnership	570	606	4,959	4,732
Depreciation of real estate assets	1,332	1,326	4,023	3,890
Amortization of deferred lease costs	61	74	189	206
Net gain on sale of assets	—	—	(2,320)	—
Lease termination income	—	—	—	(2,613)
Depreciation from unconsolidated affiliates	166	73	382	216
Adjustment for minority interest in consolidated affiliates	(37)	(43)	(109)	(123)
Dividends on preferred stock	(1,790)	(1,790)	(5,371)	(5,371)

Funds from Operations(1)	$302	$246	$1,753	$937

Additional Data
Cash flows:
Operating activities	$3,262	$2,353	$3,153	$8,966
Investing activities	(573)	(1,898)	12,814	(3,168)
Financing activities	(2,345)	(524)	(16,133)	(7,317)
Capital expenditures
Building improvements	$264	$97	$599	$421
Tenant improvements	120	1,445	457	2,411
Furniture, fixtures & equipment	147	64	303	166
Leasing commissions	37	87	105	430
Depreciation and amortization
Depreciation of real estate assets	$1,332	$1,326	$4,023	$3,890
Depreciation of non-real estate assets	146	122	433	368
Amortization of deferred lease costs	61	74	189	206
Amortization of deferred licensing costs	14	14	40	40
Amortization of capitalized financing costs	206	167	714	515
Accrued rent in excess of billed rent	$102	$44	$419	$125

1)

FFO represents net income (computed in accordance with GAAP, consistently applied), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest.  FFO is computed in accordance with the definition adopted by NAREIT.  FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities.  FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time.  FFO is only one of a range of indicators which should be considered in determining a company’s operating performance.  The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies.  Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties.  The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

Item 3.	QUANTITAT IVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations.  Approximately 32% of the Company’s notes payable bear interest at a rate indexed to the one-month LIBOR rate or Prime Rate.  The table below provides information as of September 30, 2002 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value.  The weighted average interest rates presented are the actual rates as of September 30, 2002.

							Total	Fair Market Value Sept. 30, 2002
	PRINCIPAL MATURING IN:

	2002	2003	2004	2005	2006	Thereafter

	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$480	$2,564	$2,753	$27,554	$31,710	$76,543	$141,604	$164,581
Average interest rate	7.57%	7.57%	7.57%	7.56%	7.49%	7.14%	7.52%
Variable rate	517	15,167	2,231	2,590	3,006	23,470	46,981	46,981
Average interest rate	7.96%	9.31%	9.31%	9.31%	9.31%	9.31%	9.02%
Line of credit:
Variable rate	2,144						2,144	2,144
Average interest rate	6.75%						6.75%

	$3,141	$17,731	$4,984	$30,144	$34,716	$100,013	$190,729	$213,706

          The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate.  Based upon interest rates as of September 30, 2002, a 1% increase in the LIBOR rate would decrease future earnings by $491,000 annually, and decrease future cash flow by $359,000 annually.  A 1% decrease in the LIBOR rate would increase future earnings by $491,000 annually, and increase future cash flow by $359,000 annually.  A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company’s debt.

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

          The table below provides information as of December 31, 2001 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value.  The weighted average interest rates presented are the actual rates as of December 31, 2001.

							Total	Fair Market Value December 31, 2001
	PRINCIPAL MATURING IN:

	2002	2003	2004	2005	2006	Thereafter

	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,275	$2,458	$2,637	$34,122	$31,418	$57,065	$129,975	$139,944
Average interest rate	7.78%	7.78%	7.78%	7.78%	7.75%	7.34%	7.78%
Variable rate	23,905	5,589	1,542	1,542	1,542	27,163	61,283	72,503
Average interest rate	7.34%	7.34%	7.34%	7.34%	7.34%	7.34%	7.34%
Line of credit:
Variable rate	1,440						1,440	1,440
Average interest rate	7.0%						7.0%

	$27,620	$8,047	$4,179	$35,664	$32,960	$84,228	$192,698	$213,887

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

Item 4.	CONTROLS AND PROCEDURES

          Within 90 days prior to the date of this report, the Company evaluated the effectiveness of its disclosure controls and procedures.  This evaluation was performed by the Company’s Chief Accounting Officer with the assistance of the Company’s President and the Chief Executive Officer.  These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.  Based on this evaluation, the certifying officers concluded that the Company's disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

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

During the three months ended September 30, 2002, the audit committee of the Board of Directors of the Company did not approve any non-audit services to be performed by the Company’s independent auditors.

Item 6	Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the three month period ended September 30, 2002.

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

First Amendment to GL/PHP, LLC Limited Liability Company Agreement by and among G&L Realty Partnership, L.P., a Delaware limited partnership (the “Retiring Manager”), G&L Realty Partnership, L.P., a Delaware limited partnership (“G&L Member”), and G&L Management Delaware Corp., a Delaware corporation (“Manager Member”), made as of August 15, 1997.

10.46	(8)

Lease Agreement between GL/PHP, a Delaware limited liability company (the “Landlord”) and Pinnacle Health Enterprises, LLC, a Delaware limited liability company wholly owned by PHP Healthcare Corporation, a Delaware corporation (the “Tenant”), dated August 15, 1997

10.47	(8)	Guaranty of Lease by PHP Healthcare Corporation, a Delaware corporation (the “Guarantor”), dated February 15, 1997.

10.48	(8)

Non-Negotiable 8.5% Note Due July 31, 2007 in which G&L Realty Partnership, L.P., a Delaware limited partnership (the “Maker”), promises to pay to PHP Healthcare Corporation (the “Payee”) the principal sum of $2,000,000.00, dated August 15, 1997.

10.49	(8)

Mortgage Note in which GL/PHP, LLC a Delaware limited liability company (the “Maker”) promises to pay to the order of Nomura Asset Capital Corporation, a Delaware corporation, the principal sum of $16,000,000.00, dated August 15, 1997.

10.50	(8)

Mortgage, Assignment of Leases and Rents and Security Agreement by GL/PHP, LLC a Delaware limited liability company (the “Mortgagor”) to Nomura Asset Capital Corporation, a Delaware corporation (the “Mortgagee”), dated August 15, 1997.

10.51	(8)	Assignment of Leases and Rents by GL/PHP, LLC a Delaware limited liability company (the “Assignor”) to Nomura Asset Capital Corporation, a Delaware corporation (the “Assignee”), dated August 15, 1997.

10.52	(8)

Environmental and Hazardous Substance Indemnification Agreement by GL/PHP, LLC a Delaware limited liability company (the “Borrower”) to Nomura Asset Capital Corporation, a Delaware corporation (the “Lender”), dated August 15, 1997.

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

4)

Previously filed as Exhibits 10.1 (with respect to Exhibit 10.22), 10.2 (with respect to Exhibit 10.23), and 10.3 (with respect to Exhibit 10.24) to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995 and incorporated herein by reference.

5)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

6)	Previously filed as an exhibit of like number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

7)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

8)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of August 15, 1997) and incorporated herein by reference.

9)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.

10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.

11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference

1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.

2)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.

3)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.

4)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.

5)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.

c)	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

None.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G&L REALTY CORP.

Date: November 14, 2002	By:	/s/ DAVID E. HAMER

David E. Hamer Chief Accounting Officer

CERTIFICATIONS

          I, Daniel M. Gottlieb, certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of G&L Realty Corp.;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DANIEL M. GOTTLIEB

Daniel M. Gottlieb Chief Executive Officer

          I, David E. Hamer, certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of G&L Realty Corp.;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ DAVID E. HAMER

David E. Hamer Chief Accounting Officer