Form 10-K
period 2002-12-31
G&L REALTY CORP
filed 2003-03-31
CIK 912240

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _______

Commission file number 1-12566

G & L REALTY CORP.
(Exact name of Registrant as specified in its charter)

Maryland	95-4449388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

439 N. Bedford Drive Beverly Hills, California	90210
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 273-9930

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Series A Preferred Stock, $.01 par value	New York Stock Exchange
Series B Preferred Stock, $.01 par value	New York Stock Exchange

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐	No ☒

          State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

          All voting and non-voting common equity is held by affiliates.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

i

PART I

ITEM 1.	BUSINESS

General

          The Company is a self-managed real estate investment trust (“REIT”) that owns, acquires, develops, manages and leases health care properties. The Company’s business currently consists of investments, made either directly or through joint ventures, in medical office buildings (“MOB”), assisted living facilities (“ALF”) and skilled nursing facilities (“SNF”).  All of the Company’s assets are held by, and all of its operations are conducted through, G&L Realty Partnership, L.P. (the “Operating Partnership”) and G&L Senior Care Partnership, L.P. (the “Senior Care Partnership”) or their subsidiaries.  The Company was incorporated in Maryland on September 15, 1993.

          On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement and Plan of Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the “Merger”).  The Company was the survivor of the Merger.  G & L Acquisition, LLC was owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company.  Upon completion of the Merger, each outstanding share of the Company’s Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company’s Common Stock was delisted from the New York Stock Exchange.

Description of Business

          The MOB business strategy is to acquire, develop, manage and lease a portfolio of medical office buildings. The Company currently seeks growth opportunities mainly in Southern California through acquisition and development of additional MOBs directly or through strategic joint ventures. The MOB portfolio currently consists of approximately 857,000 rentable square feet. The Company directly owns 19 high quality MOBs, an adjacent parking facility, a research and development building and two retail facilities and indirectly owns three additional MOBs (collectively, the “MOB Properties”).  All of the MOB Properties are located in California.  Several of the MOB Properties include retail space on the ground level.  As of January 31, 2003, the MOB Properties were 97.5% leased.  On February 23, 2003, a joint venture, in which the Company held a 50% interest, sold a 23,000 square foot MOB located in Aliso Viejo, California for $7.3 million.  The joint venture recognized a gain of approximately $3 million from the sale.  The Company received net proceeds of $1.2 million from the sale.

          The ALF and SNF business strategy is to capitalize on consolidation opportunities in the assisted living and skilled nursing facility industry by making selected equity investments in ALFs and SNFs.  The Company directly and indirectly owns four ALFs, eight SNFs and two senior resident apartment complexes, including one under development (collectively, the “ALF and SNF Properties”).  All of the ALFs are located in Southern California.  Four of the SNFs are located in Massachusetts, one in California, one in Arizona, one in Maryland and one in Washington.  The two senior resident apartment complexes are located in Arizona and Southern California, respectively.  The ALF and SNF Properties have an aggregate of 1,364 beds or units.  On February 28, 2003, a joint venture, in which the Company held a 50% interest, sold an ALF located in Omaha, Nebraska for $11.1 million.  The joint venture recognized a gain of approximately $4 million from the sale.  The Company received net proceeds of $1.8 million from the sale.

          See Note 14 of the Notes to the Consolidated Financial Statements for financial information about the Company’s three main business segments: investments in (i) MOBs, (ii) ALFs and (iii) SNFs.

          As part of its overall business strategy, the Company develops MOBs, ALFs and SNFs, either directly or through joint ventures.  The Company has a long history of successful developments and believes that it can maximize growth through a combination of development and acquisition.  In March 2002, the Company completed the development of a 50,000 square foot, 92-bed ALF located in Yorba Linda, California.  The ALF in Yorba Linda is a joint venture with D.D.& F., Inc., a wholly-owned subsidiary of Prestige Care, Inc., an Oregon-based operator of ALFs and SNFs.

          In addition to the Company’s investments in its existing MOB Properties, the Company also seeks to make selective acquisitions of MOBs. From time to time hospital owners sell their Mobs to raise capital. These sales create opportunities for the Company to acquire Mobs on attractive terms. Because hospitals will often seek a buyer with the operating skills necessary to meet the needs of the medical practitioners located in the building, the Company believes that its successful history of operating Mobs provides it with a competitive advantage in the acquisition, development, redevelopment and management of Mobs

          Through its ALF and SNF Properties, the Company seeks to selectively acquire ownership interests in ALFs and SNFs that have characteristics consistent with the Company’s growth strategy.  The Company believes that the aging population in the United States has increased the demand for efficiently operated ALFs and SNFs.  The Company believes that it is in a position to capitalize on this increased demand by selectively acquiring ownership interests in attractively situated ALFs and SNFs.  The Company also believes that there is potential for the Company to make additional acquisitions of ALFs and SNFs.

          Financing for new acquisitions of MOBs, ALFs and SNFs may be provided through existing or new joint ventures with third parties or third-party financing in the form of secured or unsecured debt.  The Company’s capacity to obtain debt financing facilitates its ability to acquire ownership interests in additional MOBs, ALFs and SNFs.  However, notwithstanding any business policies or objectives of the Company, no assurance can be given that the Company, or its investment affiliates, will be able to make acquisitions on favorable terms or that such properties will be profitably operated.  In addition, the Company and its investment affiliates will likely incur additional indebtedness in connection with future acquisitions.

Property Management

          The Company provides a full range of management services for the operation of MOBs.  The ability of the Company to manage MOBs to meet the unique needs of medical practitioners has been critical to its success to date.  The Company has experienced lease renewal rates of approximately 85.9%, 83.0%, and 85.2% for the years ended December 31, 2002, 2001 and 2000, respectively, with respect to medical office space in the MOB Properties based on the medical office space leases available for renewal in these periods.  Developing and managing MOBs differs from developing and managing general office properties due to the special requirements of the tenants and their patients.  MOBs generally have higher maintenance requirements in the public areas due to heavy foot traffic, many short appointments which increase demand on parking facilities, the use of sophisticated medical equipment requiring increased plumbing and electrical capacity and expanded environmental regulations that impose more stringent restrictions on the disposal of medical waste.  The management of MOBs also generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners.  Additional important management functions include the placement of tenants within MOBs to accommodate increased space needs and managing the tenant mix at properties so that referrals by practitioners with different specialties within the building are facilitated.  The Company stresses meeting these and other special demands of medical property tenants.

Tax Status

          The Company believes that it has operated in such a manner as to qualify for taxation as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1993, and the Company intends to continue to operate in such a manner.  As long as the Company qualifies for taxation as a REIT under the Code, the Company generally will not be taxed at the corporate level.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and to federal income and excise taxes on its undistributed income.

Employees

          As of March 28, 2003, the Company (including the Operating Partnership) employed 30 persons, 12 of whom are on-site building employees who provide maintenance services for the MOB Properties and 8 of whom are professional employees engaged in leasing, asset management and administration.

Dependence on Key Tenants

          The Company’s MOBs typically consist of several smaller tenants rather than one or two large tenants.  As of December 31, 2002, no MOB tenant accounted for more than 10% of the Company’s total revenues.  Although no MOB tenant accounts for more than 10% of the Company’s total revenues, the risks associated with smaller tenants include (i) less creditworthiness, (ii) greater tenant turnover and (iii) greater property management needs.

          The ALFs and SNFs are either leased to senior care companies or managed by senior care companies that operate the facilities.  During 2000, the Company replaced lease agreements at four of its facilities with management contracts.  Because the Company replaced these leases with management contracts, all of the revenues and expenses relating to the operations of these facilities are reflected in the consolidated financial statements of the Company. Although all of the Company’s ALF and SNF properties are currently leased or under management contracts, finding experienced senior care managers is a time-consuming and difficult task.  During 2002, revenue from the Company’s three SNFs in Hampden, Massachusetts accounted for approximately 39% of the Company’s total revenues.   Should these three facilities or any of the Company’s other ALFs or SNFs require a change in lessee or manager, the Company’s financial results could be materially impacted despite the fact that no other ALF or SNF tenant or manager accounts for more than 10% of the Company’s total revenues.

Government Regulation

          Environmental Matters.   Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its property.  These laws impose liability without regard to whether the owner knew of, or was responsible for, the presence of any hazardous or toxic substances.  The presence of such substances, or the failure to properly remediate these substances, may adversely affect the owner’s ability to borrow using the real estate as collateral and may subject the owner to material remediation costs.  All of the MOB Properties, ALFs and SNFs have been subject to Phase I environmental assessments (which involve inspection of the subject property, but no soil sampling or groundwater analysis) by independent environmental consultants.  Although restricted in scope, these independent assessments revealed no material evidence of existing environmental liability, and the Company has not been notified by any governmental authority of any noncompliance by, liability for, or other claim against the Company in connection with environmental matters related to the MOB Properties, ALFs or SNFs.  While the Company is not aware of any environmental liability that it believes would have a material adverse effect on its business, assets or results of operations, no assurance can be given that the environmental assessments revealed all potential environmental liabilities or that a prior owner did not create any material environmental condition not known to the Company or that future uses or conditions (including changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

          The independent environmental assessments include selective sampling for asbestos where the age of the buildings or the types of materials warranted such sampling.  Limited quantities of non-friable asbestos are present in some of the Company’s properties.

Management believes that it has undertaken adequate measures to ensure that the asbestos will remain undisturbed and that it does not pose a current health risk.  Management plans to continue to monitor this situation.

          Physicians generate medical waste in the normal course of their practice.  The Company’s leases require the individual tenants to make arrangements for the disposal of medical waste and require all tenants to provide proof that they have contracted with a third party service to remove waste from the premises each night.  The handling and disposal of this waste is the responsibility of the tenants; however, the Company remains responsible as the owner of the property.  There can be no assurance that all such medical waste will be properly handled and disposed of or that the Company will not incur costs in connection with improper disposal of medical waste by its tenants.

          Healthcare Industry Regulation.    Physicians and senior care operators are subject to heavy government regulation including the determination of the level of reimbursements for medical costs incurred and services provided under government programs.  Changes in government regulations regarding medical reimbursements and other regulations affecting the healthcare industry can have a dramatic impact on the operations of medical practitioners or senior care operators under government programs.  Both the federal government and many state governments are exploring numerous reforms concerning the healthcare industry that could have a significant impact on many healthcare-related businesses.  If legislation were enacted that decreased the level of government medical reimbursements or increased the degree of regulatory oversight, thereby increasing the expenses of healthcare businesses, the Company’s tenant base could be adversely affected.  This, in turn, could negatively impact the ability of the Company to make distributions.

          Americans with Disabilities Act.   All of the MOB Properties and ALF and SNF Properties are required to comply with the Americans with Disabilities Act (“ADA”).  The ADA generally requires that buildings be made accessible to people with disabilities.  Compliance with the ADA requirements could require removal of access barriers and noncompliance could result in imposition of fines by the federal government or an award of damages to private litigants.  The Company believes it is in substantial compliance with the ADA and that it will not be required to make substantial capital expenditures to address the requirements of the ADA.  If required changes involve a greater expenditure than the Company currently anticipates, the Company’s ability to make distributions could be adversely affected.

ITEM 2.	PROPERTIES

          The MOB Properties consist of 19 high quality MOBs directly owned by the Company, three MOBs indirectly-owned by the Company, an adjacent parking facility, a research and development building and two retail facilities.  The ALF and SNF Properties consist of four ALFs, eight SNFs and two senior resident apartment complexes. As of January 31, 2003, the MOB Properties were 97.5% leased to 426 tenants and the ALF and SNF Properties were 100% leased to operators or under contracts with management companies.  The Company’s MOB tenants are primarily established medical practitioners representing a cross section of medical practices.

Description of the MOB Properties and ALF and SNF Properties

MOB Properties

          The Company, through its MOB operations, acquires, develops, manages and leases MOBs, a research and development building a parking facility and two retail facilities.  Developing and managing MOBs differs from developing and managing conventional office buildings due to the special requirements of physicians and their patients.  Because doctors now perform a variety of medical procedures in their offices, many MOBs have become sophisticated ambulatory centers that allow for outpatient surgery and procedures.  In addition, MOBs generally have higher maintenance requirements in the public areas due to heavy foot traffic, many short appointments that increase demand on parking facilities, the use of sophisticated medical equipment requiring increased plumbing and electrical capacity and expanded environmental regulations that impose more stringent restrictions on the disposal of medical waste.  The management of MOBs also generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners.  Additional important management functions include the placement of tenants to accommodate increased space needs and managing the tenant mix at properties to facilitate referrals by practitioners with different specialties within the building.  The Company stresses meeting these and other special demands of MOB tenants.

ALF and SNF Properties

          The Company, as part of its overall strategy, acquires, develops and leases ALFs and SNFs.  The Company typically leases its ALFs and SNFs to third party senior care operators.  The operation of ALFs and SNFs requires a high level of experience and expertise due to the specific needs of the residents and the complex administrative functions surrounding the admission and care of residents and the administering of government programs.  The operators of ALFs and SNFs must also maintain a positive relationship with local hospitals and other medical providers in order to attract new residents.  The Company considers all of the above factors when leasing its facilities to third party operators or hiring managers to operate its facilities.

          The health care industry is facing various challenges, including increased government and private payor pressure to reduce medical delivery costs.  Substantially all of the Company’s tenants are in the medical profession and could be or have been adversely affected by the new Medicare prospective payment system, cost containment and other health care reform proposals.  In the past two years, the Company has changed managers at two of its ALFs  and six of its SNFs in response to financial difficulties encountered by the managers or dissatisfaction with the operating results of the managers.  Any future proposals that limit access to medical care or reduce reimbursement for physicians’ services may also impact the ability of the Company’s tenants to pay rent.  However, the Company believes that the aging population in the United States, combined with other recent trends in the health care industry, such as the performance of non-acute procedures outside of hospitals, could spur increased demand for space in full service MOBs that contain surgery centers and out-patient facilities, such as those owned by the Company.

          The following tables set forth certain information regarding each of the MOB Properties and ALF and SNF Properties as of January 31, 2003.  All of the MOB Properties and ALF and SNF Properties are held in fee by the Company or, in the case of jointly-owned properties, by the joint venture property partnership or limited liability company.  Except as noted below, the Company owns 100% of each property.

MOB Properties—Summary Data

Property	Number of Buildings	Year Constructed or Rehabilitated	Rentable Square Feet(1)	Rented Square Feet(2)	Occupancy(2)	Total Annualized Rent(3)	Average Rent per Sq. Ft.

405 N. Bedford, Beverly Hills,	1	1947/1987	42,396	42,396	100.0%	$1,889,000	$44.56
415 N. Bedford, Beverly Hills	1	1955	5,720	5,720	100.0	276,000	48.25
416 N. Bedford, Beverly Hills	1	1946/1986	40,292	40,292	100.0	1,659,000	41.17
435 N. Bedford, Beverly Hills	1	1950/63/84	53,691	52,389	97.6	2,139,000	40.83
435 N. Roxbury, Beverly Hills (6)	1	1956/1983	40,865	40,865	100.0	1,666,000	40.77
436 N. Bedford, Beverly Hills	1	1987	74,113	73,630	99.3	3,449,000	46.84
Sherman Oaks Medical Plaza 4955 Van Nuys Blvd. Sherman Oaks	1	1969/1993	67,967	65,995	97.1	1,604,000	24.30
Irwindale Building 12701 Schabarum Ave. Irwindale	1	1992	47,604	47,604	100.0	628,000	13.19
Coronado Plaza 1330 Orange Ave, Coronado	1	1977/1985	39,688	37,796	95.2	1,196,000	31.64
Holy Cross Medical Plaza 11550 Indian Hills Road Mission Hills	1	1985	70,521	64,771	91.8	1,850,000	28.56
St. Joseph’s Medical Office Bldg. 2031 West Alameda Ave. Burbank	1	1987	25,769	25,769	100.0	708,000	27.47
Lyons Avenue Medical Building 24355 Lyons Avenue, Santa Clarita	1	1990	48,930	48,930	100.0	1,090,000	22.28
Tustin—Medical Office I 14591 Newport Avenue, Tustin	1	1969	18,092	16,211	89.6	310,000	19.12
Tustin—Medical Office II 14642 Newport Avenue, Tustin	1	1985	48,621	48,216	99.2	1,151,000	23.87
Pier One Retail Center (10) 26771 Aliso Creek Road, Aliso Viejo	1	1998	9,100	9,100	100.0	182,000	20.00
Regents Medical Center 4150 Regents Park Row, La Jolla	1	1989	66,557	66,557	100.0	1,907,000	28.65
San Pedro Medical Plaza (7) 1360 West 6th Street, San Pedro	3	1963/1979	61,241	53,724	87.7	1,228,000	22.86
1095 Irvine Boulevard, Tustin	1	1995	10,125	10,125	100.0	224,000	22.12
Santa Clarita Valley Medical Center 23861 McBean Pkwy, Santa Clarita	5	1981	41,943	41,432	98.8	868,000	20.95
Santa Clarita Valley Medical Center, F 23929 McBean Pkwy, Santa Clarita	1	1998/1999	43,912	43,912	100.0	1,161,000	26.44

Total/Weighted average of all MOB Properties	26		857,147	835,434	97.5%	$25,185,000	30.15

See footnotes on page 9

ALF and SNF Properties—Summary Data

Property	Number of Buildings	Year Constructed or Rehabilitated	Number of Beds/Units		Occupancy(4)

Southern California
Pacific Gardens Santa Monica (8) 851 Second Street, Santa Monica	1	1990	92	U	95.7%
The Arbors (7) 12979 Rancho Penasquitos Boulevard, San Diego	1	1998/1999	92	U	100.0
Pacific Gardens Tarzana (9) 18700 Burbank Boulevard Tarzana	1	1989	80	U	84.4
North Valley Nursing and Rehabilitation Center1645 Esplanade, Chico (5)	1	1960	59	B	0
Prestige Assisted Living at Yorba Linda (7) 4792 Lakeview Ave, Yorba Linda	1	2000-2002	80	U	60.0
Arizona
Maryland Gardens			60	B
31 West Maryland Avenue, Phoenix	1	1951-1957	38	U	90.0
Maryland Gardens II 39 West Maryland Avenue, Phoenix	1	1968	20	U	100.0
Maryland
St. Thomas More Nursing & Rehabilitation Center, 4922 La Salle Road, Hyattsville	1	1955-56/1976	220	B	96.6
Massachusetts
Riverdale Gardens 42 Prospect Avenue, West Springfield	1	1957-1975	168	B	91.1
Chestnut Hill 32 Chestnut Street, East Longmeadow	1	1984	123	B	92.1
Mary Lyon 34 Main Street, Hampden	1	1986	100	B	93.4
Ring East Nursing Home (7) 215 Bicentennial Highway, Springfield	1	1987	120	B	93.8
Washington
Pacific Care Center 3035 Cherry Street, Hoquiam	1	1954	112	B	48.8

Total of all ALF and SNF Properties	13		1,364

1)	Rentable square feet includes space used for management purposes but does not include storage space.
2)

Occupancy includes occupied space and space used for management purposes.  Rented square feet includes space that is leased but not yet occupied.  Occupancy figures have been rounded to the nearest tenth of one percent.

3)	Rent is based on third-party leased space billed in January 2002; no rent is assumed from management space.
4)	Occupancy is on a per-bed or unit basis.
5)	The Company acquired this property through foreclosure of its first deed of trust in March 2000. The facility is currently closed.
6)	The Company owns 32.8% of this property.
7)	The Company owns 50% of this property.
8)	The Company owns 93% of this property.
9)	The Company owns 85% of this property.
10)	The Company is currently under contract to sell this property for $2.8 million.

MOB Properties

          Six of the MOB Properties are located on North Bedford and North Roxbury Drives in the ‘‘Golden Triangle’’ area of Beverly Hills, California, near three major hospitals—Cedars Sinai Medical Center, Century City Hospital and UCLA Medical Center.  The buildings feature high quality interior improvements, including rich wood paneling and brass hardware appointments, both in the common areas and in most of the doctors’ offices.  These six MOB Properties include twenty-one operating rooms.  The 405, 416 and 436 North Bedford Drive buildings each have emergency back-up generators.  Parking for these six MOB Properties is provided in the 415 North Bedford garage and in subterranean parking at 436 North Bedford and 435 North Roxbury Drives.  Each of these MOBs has copper insulated pipe with sufficient capacity for medical use, electrical systems designed for extra load requirements and extensive security systems.

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

     435 North Bedford Drive, Beverly Hills

          The 435 North Bedford Drive property is a four-story, approximately 54,000 rentable square foot reinforced brick and masonry MOB with a penthouse, basement, and ground floor retail space.  Built in 1950 and extensively remodeled in 1984, the building features oak molding, wall sconces and paneling in the hallways plus stained runner boards and built-in stained hardwood cabinets in some of the medical office suites.

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

     Sherman Oaks Medical Plaza, Sherman Oaks

          The Sherman Oaks Medical Plaza is a seven-story, approximately 68,000 rentable square foot MOB, constructed in 1969, that is adjacent to the Sherman Oaks Hospital and Health Center, a 156-bed hospital which includes the major burn center for the San Fernando Valley.  A $1 million capital improvement program renovating the building systems and common areas of the Sherman Oaks Medical Plaza was completed in 1993.  The Company also owns the adjacent air rights and three-level parking structure behind the property which provides a total of 426 parking spaces.  The land beneath the parking structure is owned by Sherman Oaks Hospital which also leases 150 parking spaces in the structure.

     Irwindale Building, Irwindale

          The Irwindale Building in Irwindale, California is a two-story, approximately 48,000 square foot research and development building, constructed in 1992, on a site that provides two parking areas with a total of 244 spaces.  The Company converted this building from an MOB to an R&D building in 2001.  Prior to 2001, this property was 100% leased to Cigna Healthcare of California (“Cigna”).  After Cigna bought out their lease, the Company converted the building to an R&D facility in order to re-lease the building to Autronics Corporation, a British-based electronics company.  The lease with Autronics Corporation commenced on July 1, 2001 and expires on June 30, 2008.  The lease is guaranteed by Curtiss-Wright Corporation, the parent company of Autronics Corporation.

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

     Holy Cross Medical Plaza, Mission Hills

          The Holy Cross Medical Plaza is situated on approximately 2.6 acres of the 15-acre campus of Holy Cross Medical Plaza, a 316-bed hospital.  The campus also includes the Villa de la Santa Cruz SNF, another MOB, a magnetic resonance imaging center, and an outpatient diagnostic center.  Built in 1985, the Holy Cross Medical Plaza is a three-story, approximately 71,000 square foot MOB occupied primarily by medical and dental practitioners.  A two-story parking structure and an open asphalt-paved lot can accommodate a total of 333 vehicles.  The surrounding site is landscaped with grass, trees, shrubs and planter boxes.

     St. Joseph’s Professional Building, Burbank

          The St. Joseph’s Professional Building is a steel frame, brick-facade building, constructed in 1987, that features approximately 26,000 rentable square feet in two floors of office space over three levels of subterranean parking which can accommodate up to 100 vehicles.  The building is located one-quarter of a mile from St. Joseph’s Hospital and is directly across the street from the Walt Disney Company’s world headquarters campus.  Saint

Joseph’s Hospital includes 658 beds and is owned by the Sisters of Providence, an organization which owns other hospitals throughout North America.

     Lyons Avenue Medical Building

          The Lyons Avenue Medical Building is a two-story, approximately 49,000 rentable square foot MOB located in Valencia, California only ½ mile from the Henry Mayo Newhall Memorial Hospital.  The building has subterranean parking and a two-story atrium entry.   The building’s excellent market position provides first class medical space for those doctors that do not need an association with the hospital.

     Tustin—MOB I

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

     Tustin—MOB II

          The 14642 Newport Avenue building in Tustin, California is a four-story, approximately 49,000 rentable square foot MOB, developed in 1985, that features a surgery center with three operating rooms, a pharmacy, and an industrial clinic on the first floor.  Medical offices are located on all of the other floors.

     Regents Medical Center, La Jolla

          The Regents Medical Center is a three-story, approximately 67,000 rentable square foot MOB situated on approximately 2.6 acres in the University Town Center area of San Diego, near the University of California, San Diego.  The building, which was constructed in 1989, has ground level retail spaces, two upper floors of medical offices, and subterranean and ground level parking that can accommodate a total of 285 vehicles.

     Pier One Retail Center

          The Pier One Retail Center is a one-story, 9,100 rentable square foot retail facility built by the Company in 1998 in Aliso Viejo, California.  The building is 100% leased to Pier One Imports, Inc. for ten years on a triple net basis.  The lease provides for monthly rent of $15,000.

     San Pedro Medical Plaza

          The San Pedro Medical Plaza in San Pedro, California is an approximately 61,000 rentable square foot complex consisting of three MOBs.  The buildings are located across the street from the San Pedro Peninsula Hospital and are situated on 7.85 acres incorporating a 383 space surface parking lot.

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

     Santa Clarita Valley Medical Center

          The Santa Clarita Valley Medical Center in Valencia, California is an approximately 42,000 square foot complex consisting of four one-story MOBs and one two-story MOB.  The buildings are located on the Henry Mayo Newhall Memorial Hospital Campus, the only regional hospital in the area.  The campus includes a 241-bed medical center and another MOB. An adjacent parking lot can accommodate up to 435 vehicles.  The buildings are subject to a 60-year ground lease which includes payments of $11,000 per month.

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

ALF and SNF Properties

Southern California Properties

Pacific Gardens Santa Monica

          Pacific Gardens Santa Monica is a 92-unit, approximately 61,000 square foot, four-story ALF located in Santa Monica, California just two blocks from the beach.  The building contains a 3-story, subterranean parking garage for 112 vehicles.  The facility features a kitchen, 150-seat dining room, community room, TV lounges, library, beauty parlor and guest laundry areas on each floor.  The facility is in close proximity to nearby shopping, restaurants and entertainment.  Two major hospitals, Santa Monica Hospital Medical Center and St. John’s Hospital are located within two miles of the property.

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

Arizona Properties

     Maryland Gardens

          Maryland Gardens is a 98-bed SNF located in Phoenix.  The facility is situated on approximately 1.84 acres and consists of a 60-bed SNF and a 38-unit Alzheimers unit.  The facility is leased to Senior Management Resources, LLC, a Phoenix, Arizona-based operator of SNFs.

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

Maryland Properties

          St. Thomas More Nursing and Rehabilitation Center is a 220-bed SNF located in Hyattsville, Maryland.  The Company acquired the property in January 2002.  The Company previously held a first deed of trust on the property.  The property has been managed by FutureCare, Inc., a Maryland-based owner and operator of SNFs, since 1997.

Massachusetts Properties

     Hampden Properties

          G&L Hampden, LLC, a wholly owned subsidiary of the Company, acquired three nursing home properties in Massachusetts on October 28, 1997 from Hampden Nursing Homes, Inc. (“HNH”), a nonprofit corporation.  Lenox Healthcare, Inc. (“Lenox”) managed the three facilities from October 1998 through December 1999.  In November 1999, Lenox filed for bankruptcy protection.  The Company immediately moved to replace Lenox as the manager of the nursing homes.  In January 2000, the Company received the bankruptcy court’s permission to replace Lenox as the manager and a new management firm, a subsidiary of Roush & Associates (“Roush”), was immediately retained. Since acquiring the properties from HNH, HNH has held the licenses necessary to operate the facilities.  In March 2000, the Company successfully transferred the licenses to G&L Massachusetts, LLC, a subsidiary of the Operating Partnership.  G&L Massachusetts, LLC subsequently leased the three facilities from the Company while Roush continued to manage them.  The lease requires monthly payments of $175,000 net of property taxes, insurance and costs to maintain the facilities.

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

Ring East Nursing Home

          Ring East Nursing Home, located in Springfield, Massachusetts, occupies an approximately 58,000 square foot building, was constructed in 1987 and opened in 1988.  The facility is licensed for 120 beds and residents include both short-stay post-acute patients as well as long-term care residents.

Washington Property

     Pacific Care Center

          Pacific Care Center is a 112-bed SNF located in Hoquiam.  Prestige Care, inc. a Vancouver, Washington-based owner and operator of ALFs, has managed this facility since April 1, 2000.  On December 1, 2000, after obtaining the license to operate the facility, Prestige Care, Inc. signed a five-year lease with the Company.

Leases

     MOB Properties

          As of January 31, 2003, the MOB Properties were approximately 97.5% leased.  New leases and extensions are normally granted for a minimum of three to five years and provide for annual rent increases.  Office tenants generally have gross leases whereby rents may be adjusted for a tenant’s proportionate share of any increases in the cost of operating the building.  However, the Company has recently been leasing office space with provisions for the tenants to pay all utility costs directly.  Most retail tenants have net leases and pay their share of all operating expenses including property taxes and insurance.  The following is a lease expiration table setting forth the number, square feet and associated annual rent for those leases expiring in future years.

MOB Properties—Lease Expirations

Year of Lease Expiration	Number of Leases Expiring (1)	Approximate Total Rented Square Feet (1)	Annual Rent	% of Total Annual Rent

2003	69	107,137	$3,344,000	14.4%
2004	56	101,204	3,040,000	13.1%
2005	65	103,952	3,330,000	14.3%
2006	66	128,162	4,437,000	19.0%
2007	49	103,206	3,575,000	15.3%
2008	19	104,275	2,314,000	9.9%
2009	15	50,303	1,423,000	6.1%
2010	9	32,713	890,000	3.8%
2011	7	17,603	575,000	2.5%
2012	7	16,588	371,000	1.6%
2013 or later	0	—	—	—

Total	362	765,143	$23,299,000	100.0%

1)	Does not include month-to-month leases or vacant space. There are 64 month-to-month tenants who occupy approximately 70,000 square feet of space and pay approximately $157,000 per month in rent.

          The Company was successful in obtaining lease renewals, achieving a weighted average renewal rate of approximately 85.9% on MOB leases that expired during 2002.  Although there can be no assurance that this renewal level will be maintained, the Company believes this high renewal rate is due in part to the tendency of medical practitioners to continue to practice in the same space over a number of years.  Also, the Company’s tenants frequently invest large sums of money in equipment and fixtures for their offices.  Furthermore, relocating a doctor’s office can be disruptive to the patients who are familiar with the doctor’s office location.

Senior Care Loans

     Lending Operations

          From 1995 through 1999, the Company was in the business of originating loans secured by healthcare properties. Since 1999, the Company has made no secured loans and has exited the business of originating loans. As of December 31, 2002, the Company had seven loans outstanding that total approximately $6.3 million before reserves of $4.5 million.   The seven loans are described in the following paragraphs.

          In October 1999, the Company provided $1.65 million of bridge financing for a $9.0 million apartment complex located in Tulsa, Oklahoma.  The borrower sold the apartment complex in December 1999 through a tax-exempt bond offering to NVHF Park Chase, LLC (“NVHF”), a not-for-profit company.  As part of its loan repayment, the Company received approximately $380,000 in cash.  For the remaining balance, the Company received $1.26 million in tax-exempt, subordinated B-bonds from the offering.  The tax-exempt bonds are due in December 2029 and bear interest at 8.75% per annum.  In addition, the Company received a 10-year, 10%, $560,000 unsecured note from NVHF Affiliates, LLC, the parent company of NVHF.  The Company is also the guarantor on a $300,000 letter of credit in favor of NVHF Affiliates, LLC.

          In December 1997, the Company funded $4.6 million into an escrow, to be loaned to Aspen Paso Robles, Inc. (“Aspen”) for the purchase of (i) a 59-bed nursing and rehabilitation center in Chico, California; (ii) a 38-bed SNF in Paso Robles, California; and (iii) a 57-bed intermediate care center in Beaumont, California.  The loan closed on February 25, 1998 although the funds for the Beaumont facility remained in escrow until October 1998 at which time the Company secured the return of those funds and applied them to pay down the loan balance to $3.6 million.  The borrower subsequently filed a Chapter 11 proceeding under the U.S. Bankruptcy Code. As of December 31, 1999, the remaining $3.6 million loan balance was in default and the two facilities securing the loan were closed.  In March 2000, the Company obtained title to the two SNFs from the bankruptcy court.  In May 2002, the Company sold the Paso Robles facility for $0.3 million.  As of December 31, 2002, the outstanding loan balance was fully reserved.  The Company is currently pursuing legal action against the borrower and other parties involved in the transaction in order to recover the remaining outstanding balance.

          In addition to the notes discussed above, the Company had six other loans outstanding at December 31, 2002, with an aggregate face value of $6.8 million, excluding approximately $0.4 million of additional accrued, unpaid interest.  The following is a summary of the four other loans as of December 31, 2002:

•	$150,000 note secured by second deed of trust, interest payable semiannually at a rate of 10.0% per annum. This note is fully reserved and currently in default.

•	$104,000 unsecured promissory note due July 1, 2000, interest payable at 10.0% per annum. This note is fully reserved and currently in default.

•	$1,000,000 unsecured promissory note due September 1, 2000, interest payable at 10.0% per annum. This note is fully reserved and currently in default.

•	$290,000 unsecured promissory note due April 11, 2003, interest payable at 10.0% per annum.

          As of December 31, 2002, the Company had reserves of $4.5 million for doubtful notes receivable. Management believes that $4.5 million is appropriate in relation to the status of the loans in the Company’s portfolio as of March 31, 2003.

Notes Receivable from Stockholders

          In addition to the seven loans discussed above, the Company also has two unsecured promissory notes totaling $5,240,000 due on October 31, 2011 with interest payable at 30-day LIBOR plus 7.5% per annum. The borrowers on these two notes are Daniel M. Gottlieb and Steven D. Lebowitz, the Company’s chief executive officer and president, respectively. These notes were issued in connection with the Company’s acquisition of its outstanding common stock on October 29, 2001. The Company used a portion of the proceeds from its $35 million loan from GMAC Commercial Mortgage Corp. to fund these notes. Messrs. Gottlieb & Lebowitz used these proceeds to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and repay $1.7 million of personal debt. See Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 of the Notes to the Consolidated Financial Statements for more information regarding these notes.

     GLN

          GLN was formed with Nomura Asset Capital Corp. (“Nomura”) for the purpose of making short-term loans to third parties to purchase senior care facilities.  As of December 31, 2002, GLN had no loans outstanding.  In May 1997, GLN funded a secured loan of approximately $1.5 million to a limited partnership created to acquire a recreational vehicle (“RV”) park in Florida for approximately $1.2 million.  This loan bore interest at a rate of approximately 9.0% per annum and matured on May 1, 1999.  The loan provided for monthly payments of interest only.  In January 2002, the borrower sold the property for approximately $1.8 million and repaid GLN in full.  GLN distributed the net proceeds to Nomura and the Company and is in the process of dissolving.

Insurance

          The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to the MOB Properties and certain ALF and SNF Properties.  There are certain types of losses that may either be uninsurable or not economically insurable; moreover, there can be no assurance that policies maintained by the Company will be adequate in the event of a loss.  The Company carries earthquake and flood insurance for coverage of losses up to $35 million on the MOB Properties and certain ALF and SNF Properties located in California and Arizona, which amount represents approximately 25% of the net book value of these properties.  This coverage is subject to a 10% deductible up to the amount of insured loss. The ALF and SNF Properties located in Washington and Massachusetts do not carry earthquake or flood insurance.  Thirty-one of the 39 properties directly or indirectly owned by the Company are located in Southern California, which has a history of seismic activity, including the 1994 Northridge earthquake that damaged the Holy Cross Medical Plaza property.  Two ALF and SNF Properties owned by the Company are located in Phoenix, Arizona, in an area with a history of flood activity.  Where the Company does not directly insure against casualty or liability, the Company requires the lessees or operators of its ALF and SNF Properties to maintain such insurance and name the Company and its subsidiaries as additional insured with full rights of a direct beneficiary in the event of loss.  Should an uninsured loss occur, the Company could lose its investment in, and anticipated earnings and cash flow from, a property.

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

          There are a number of putative stockholder class actions pending against the Company and its directors that arose out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company’s common stock not then owned by them.  The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000.  A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000.  This suit was voluntarily dismissed without prejudice on June 7, 2001, and re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001.  Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001.  Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001.  All these actions assert claims for breach of fiduciary duty and seek compensatory damages and other relief.  The Lukoff, Abrons and Harbor Finance actions have been consolidated for all purposes, with Lukoff designated as the lead action. No trial date has been set. The Morse action has been stayed pending the conclusion of the California class actions.

          In addition, a group of four former stockholders of the Company filed an individual suit against the Company and its directors arising from the same conduct alleged in the putative class actions and asserting claims for breach of fiduciary duty and usurpation of corporate opportunity. This suit, Lyle Weisman, et al. v. G & L Realty Corp., et al, case number BC 271401, was filed in the Superior Court of California, County of Los Angeles, on April 4, 2002. The Weisman plaintiffs also assert claims for intentional and negligent interference with prospective economic advantage against the individual defendants on the theory that they interfered with the Weisman plaintiffs’ purported proposals to acquire the Company. On January 17, 2003, the Company and Messrs. Gottlieb and Lebowitz jointly filed a cross-complaint against the Weisman plaintiffs alleging that their acquisition proposals were made with no real intent to acquire the Company, but simply to disrupt the Company’s existing merger agreement with Messrs. Gottlieb and Lebowitz. The cross-complaint asserts causes of action for intentional interference with contract and prospective economic advantage, fraud, negligent misrepresentation and unfair competition. The Weisman suit has been consolidated with the Lukoff class actions for purposes of discovery. No trial date has been set.

          All of these lawsuits are covered by $5 million of directors and officer’s liability insurance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Until October 29, 2001, the Company’s Common Stock was listed on the New York Stock Exchange under the symbol GLR. On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the “Merger”).  G & L Acquisition, LLC is owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company.  Upon completion of the Merger, each outstanding share of the Company’s Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest.  After completion of the Merger, the Company’s Common Stock was delisted from the New York Stock Exchange.  There is no established public trading market for the Company’s common stock.  As of March 28, 2003, the Company had two holders of its Common Stock.

          The table below sets forth the high and low sales prices of the Company’s stock for each full quarterly period from January 1, 2001 to October 29, 2001 as reported by the New York Stock Exchange.  The table also includes, on a per share basis, the quarterly cash distribution declared and paid to holders of the Company’s Common Stock and Units for each of the last two fiscal years.

	High	Low	Distribution

2002 Fourth quarter	—	—	0.667
Third quarter	—	—	—
Second quarter	—	—	—
First quarter	—	—	—
2001 Fourth quarter (Through October 29)	$13.50	12.05	0.205
Third quarter	14.05	12.25	0.125
Second quarter	14.39	10.15	0.125
First quarter	10.75	8.88	0.125

          The Company also paid monthly dividends to holders of the Company’s Series A and Series B Preferred Stock on the fifteenth day of each month. Dividends are paid monthly at the rate of $2.56 and $2.45 per annum on shares of the Company’s Series A and Series B Preferred Stock, respectively.  Distributions on the Company’s Series A and Series B Preferred Stock are senior to all classes of the Company’s Common Stock.  Subsequent to the Merger, the Company’s Series A and Series B Preferred Stock is still outstanding and traded on the New York Stock Exchange.

ITEM 6.	CONSOLIDATED SELECTED FINANCIAL DATA

          The following table sets forth consolidated selected financial and operating information for the Company for each of the years ended December 31, 2002, 2001, 2000, 1999 and 1998.  The following information should be read in conjunction with all of the financial statements and notes thereto included in this Form 10-K.  This data also should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.  The consolidated selected financial and operating data as of December 31, 2002, 2001, 2000, 1999 and 1998 and for each of the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from audited financial statements.

	Year ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Operating Data:
Revenues:
Rental	$29,041	$26,428	$25,525	$27,564	$24,272
Patient revenues	24,261	21,057	17,820	—	—
Tenant reimbursements	2,829	1,894	1,495	1,275	781
Parking	1,534	1,502	1,273	1,148	1,501
Interest and loan fees	2,459	2,801	2,528	2,792	4,514
Net gain on sale of assets	—	—	1,263	—	—
Other income	1,433	4,484	546	398	180

Total revenues	61,557	58,166	50,450	33,177	31,248

Expenses:
Property operations	8,781	8,611	7,798	7,360	6,131
Skilled nursing operations	21,421	19,004	16,548	—	—
Depreciation and amortization	6,282	6,012	5,915	5,616	4,542
Interest	17,349	13,249	13,557	12,416	8,683
General and administrative	3,280	3,953	2,892	3,196	2,554
Provision for doubtful accounts, notes and bonds receivable	1,542	1,004	2,288	2,210	5,603
Impairment of long-lived assets	—	—	—	6,400	—

Total expenses	58,655	51,833	48,998	37,198	27,513

Income (loss) from operations before minority interests, equity in (loss) earnings of unconsolidated affiliates and discontinued operations	2,902	6,333	1,452	(4,021)	3,735
Equity in (loss) earnings of unconsolidated affiliates	(140)	205	(417)	(269)	80
Minority interest in consolidated affiliates	(285)	(302)	(182)	(175)	(225)
Corporate income tax expense	(295)	(85)	—	—	—
Minority interest in Operating Partnership	—	—	460	2,202	404

Income (loss) from operations before discontinued operations	2,182	6,151	1,313	(2,263)	3,994

Net (loss) income from discontinued operations	(13)	(21)	(164)	148	349
Gain from discontinued operations	2,320	—	—	—	—

Total income (loss) from discontinued operations	2,307	(21)	(164)	148	349

Net income (loss)	4,489	6,130	1,149	(2,115)	4,343
Dividends on preferred stock	(7,162)	(7,162)	(7,164)	(7,212)	(7,212)

Net loss to common stockholders	$(2,673)	$(1,032)	$(6,015)	$(9,327)	$(2,869)

	At or for the Year ended December 31,

	2002		2001		2000		1999		1998

	(In thousands, except per share amounts)
Cash Flow Data:
Net cash provided by operating activities	$3,871		$15,482		$7,332		$8,708		$12,666
Net cash provided by (used in) investing activities	11,612		(2,809)		(373)		(12,330)		(51,094)
Net cash (used in) provided by financing activities	(15,156)		(13,425)		(11,713)		9,788		26,198
Balance Sheet Data:
Land, buildings and improvements, net	$169,962		$166,009		$168,280		$180,367		$186,751
Mortgage loans and bonds receivable, net	1,829		11,976		11,244		16,026		12,101
Total investments	171,791		177,985		179,524		196,393		198,852
Total assets	198,008		205,024		205,466		232,396		219,499
Total debt	194,092		192,698		158,942		177,371		134,880
Total stockholders’ equity	(2,272)		901		39,891		51,385		79,584
Other Data:
Ratio of earnings to fixed charges and preferred dividends (1)	0.89	x	0.95x		0.71x		0.53x		0.82x
Ratio of funds from operations to fixed charges and preferred dividends (2)	1.04	x	1.10	x	0.91	x	0.70	x	1.05	x
Number of properties	39		42		40		45		36

1)

For purposes of these computations, earnings consist of net income plus fixed charges.  Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing costs and preferred dividends paid to preferred stockholders during the period.  The deficit of earnings to fixed charges and preferred dividends for the years ended December 31, 2002, 2001,  2000, 1999 and 1998 was $2,673,000, $1,032,000,  $6,015,000,$9,327,000 and $3,038,000, respectively.

2)

For purposes of these computations, ratio of funds from operations to fixed charges consists of FFO as defined in note (1) on page 31 plus fixed charges and preferred dividends paid to preferred stock holders during the period.  Fixed charges and preferred dividends consist of interest expense, capitalized interest, amortization of deferred financing costs and preferred dividends paid to preferred stockholders during the period.  The deficit of funds from operations to fixed charges for the years ended December 31, 2000 and 1999 was $1,786,000 and $5,966,000, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Consolidated Selected Financial Data and the Company’s Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

          Information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other comparable terminology.  Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ substantially from those anticipated by management.   Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, the availability of financing, governmental regulations concerning, but not limited to, new construction and development, the creditworthiness of tenants and borrowers, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company’s investments which may be discussed elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

          Revenue recognition.  The majority of the Company’s revenues results from rents from operating leases.  Base rental income is recognized on a straight-line basis over the term of the lease regardless of when payments are due.  Certain leases include rent concessions and escalation clauses creating an effective rent that is included in unbilled rent receivable.  The remaining source of the Company’s revenue is from patient revenue derived from its operation of three SNFs located in Massachusetts.  Patient revenue is reported at the estimated net realizable amount from patients, third party payors and others for services rendered, net of contractual adjustments.

          Allowances for doubtful accounts, notes and bonds receivable.  Tenant rents and reimbursements receivable, unbilled rent receivable and mortgage loans and bonds receivable are carried net of the allowances for doubtful accounts, notes and bonds receivable.  Management’s determination of the adequacy of these allowances requires significant judgments and estimates.  Tenant rents and reimbursements receivable consist of amounts due for contractual lease payments and reimbursements for common area maintenance, property taxes, insurance and other expenses due from tenants.  Management regularly reviews its tenant receivables and adjusts the allowance based on specific identification, in management’s opinion, of an individual tenant’s ability to pay its obligations under the terms of its lease.  Unbilled rent receivable consists of the cumulative straight-line rental income recorded to date that exceeds the actual amounts billed to date under the Company’s lease agreements.  Based on historical loss experience, management has typically maintained a reserve for unbilled rent receivable equal to 10% to 20% of the unbilled rent receivable balance.  Mortgage loans and bonds receivable consist of the Company’s investment in loans secured by real property along with certain unsecured notes.  Management regularly evaluates its loan portfolio and adjusts the allowance based on the specific identification, in management’s opinion, of a borrower’s ability to pay its obligations under the terms of the loan.

          Long-lived assets.  The Company’s assets consist mainly of investments in real property.  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset.  Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized.  The Company recorded no impairment losses in 2002, 2001 and 2000.

Results of Operations

Comparison of the Year Ended December 31, 2002 Versus the Year Ended December 31, 2001

          Total revenues increased by $3.4 million, or 6%, from $58.2 million for the year ended December 31, 2001, to $61.6 million for the same period in 2002.  The increase was due to an increase in rental revenues and tenant reimbursements of $3.6 million and an increase in patient revenues of $3.2 million.  These increases were offset by a $0.3 million decrease in interest and loan fee income as well as a $3.1 million decrease in lease termination fees and other income.

          Patient revenues relating to the skilled nursing facilities located in Hampden, Massachusetts, which are operated by the Company, increased by $3.2 million, or 15%, from $21.1 million for the year ended December 31, 2001, to $24.3 million for the same period in 2002.   This increase was due to increased occupancy and higher patient reimbursement rates.

          Rents, tenant reimbursements and parking revenues increased by $3.6 million, or 12%, from a combined total of $29.8 million for the year ended December 31, 2001, to $33.4 million in 2002.  The January 2002 acquisition of a SNF in Hyattsville, Maryland accounted for $1.5 million of this increase.  In addition, the Company re-leased its MOB located in Irwindale, California accounting for an increase of $0.3 million.  The MOB was vacant for the first six months of 2001.  Increased occupancy and rental rates per the terms of its lease agreements at the Company’s MOB properties accounted for an additional $1.8 million increase in rental revenue.

          Interest and loan fee income decreased $0.3 million from $2.8 million for the year ended December 31, 2001 to $2.5 million in 2002.  This decrease was due to a $0.5 million decrease in the fair market value of the LIBOR interest rate cap associated with the $35 million loan with GMAC.  This decrease was offset by a $0.2 million increase in interest and loan fee income due to fees associated with the early repayment of the Company’s two notes receivable related to a SNF located in Hyattsville, Maryland.

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

          Total expenses increased by $7.1 million, or 14%, from $51.9 million for the year ended December 31, 2001, to $59.0 million in 2002.  Increased skilled nursing operating costs at the three Hampden SNFs accounted for $2.4 million of this increase in total expenses.  Rising liability insurance and staffing costs at these SNFs were the primary reason for this increase.

          Property operating expenses increased by $0.1 million, or 1%, from $8.6 million for the year ended December 31, 2001, to $8.7 million for the same period in 2002.  Increased electricity, insurance and repairs and maintenance costs at the Company’s MOB properties accounted for this increase.

          Depreciation and amortization expense increased $0.3 million, or 5%, from $6.0 million for the year ended December 31, 2001, to $6.3 million for same period in 2002.  This increase was related to the January 2002 acquisition of the SNF in Hyattsville, Maryland as well as additions to building improvements and leasing commissions during 2002.

          Interest expense increased $4.1 million, or 31%, from $13.3 million for the year ended December 31, 2001 to $17.4 million in 2002.  The majority of this increase, $3.0 million, was due to the interest expense associated with the Company’s $35 million loan with GMAC that was obtained in October 2001 in order to repurchase the Company’s outstanding common stock.  An additional $1.0 million of the increase was due to the decline in the fair market value of the LIBOR interest rate cap associated with the $35 million loan.  In addition, the Company paid $0.7 million of pre-payment fees relating to the early repayment of a $7.3 million loan secured by an ALF located in Tarzana, California.  These increases were offset by a $0.7 million decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates.  While the Company recognized a $1.0 million loss related to the decline in the fair market value of its LIBOR interest rate cap, the value of the LIBOR interest rate cap fluctuates based upon current prevailing market interest rates.  For the year ended December 31, 2001, the Company recognized a $0.5 million gain on the fair market value of its LIBOR interest rate cap, thus, the net effect on earnings since the Company’s purchase of this financial instrument has been a $0.5 million loss.

          General and administrative costs decreased $0.7 million, or 18%, from $4.0 million for the year ended December 31, 2001, to $3.3 million for the same period in 2002.  The main reason for the decrease was that the Company repurchased $0.7 million of outstanding stock options from its employees at the end of 2001 in connection with the repurchase of the Company’s outstanding common stock.

          Provisions for doubtful accounts, notes and bonds receivable increased by $0.6 million, or 60%, from $1.0 million for the year ended December 31, 2001, to $1.6 million for the same period in 2002.  This increase is the result of the Company’s concern about the collectibility of its rents receivables related to its SNF located in Hoquiam, Washington as well as its ALF located in Tarzana, California.

          Equity in earnings of unconsolidated affiliates decreased $0.3 million for the year ended December 31, 2002 compared to the same period in 2001.  This decrease was primarily the result of losses associated with the Company’s 50% investment in Lakeview Associates, LLC.  Lakeview was formed for the purpose of developing a two-story, 80-unit, 92 bed assisted living facility in Yorba Linda, California.  The facility has been in a lease-up phase since opening in March 2002 and therefore producing a net loss.

          Corporate income tax expense increased by $0.2 million from $0.1 million for the year ended December 31, 2001 to $0.3 million for the same period in 2002.  This estimated tax liability is related to federal taxes due on net income earned at the Company’s skilled nursing facilities located in Hampden, Massachusetts.

          The Company recognized a net gain from discontinued operations in the amount of $2.3 million during the year ended December 31, 2002.  The sale, in January 2002, of a 183-bed hospital located in Tustin, California to Pacific Health Corporation, the operator of the hospital, accounted for a gain of $2.4 million.  This gain was offset by a loss of $0.1 million due to the sale, in May 2002, of a SNF located in Paso Robles, California.

          Net income decreased $1.6 million from $6.1 million for the twelve months ended December 31, 2001 to $4.5 million for the same period in 2002.  This decrease was primarily due to the $4.0 million increase in interest expense, the $3.1 million decrease in lease termination fees and other income, the $2.4 million increase in skilled nursing operations and the $0.6 million increase in provisions for doubtful accounts, notes and bonds receivable.   These were offset by the $2.3 million increase in the gains on sale of assets, the $3.2 million increase in patient revenues and the $3.6 million increase in rents, tenant reimbursements and parking revenues.

Comparison of the Year Ended December 31, 2001 Versus the Year Ended December 31, 2000

          Total revenues increased by $7.7 million, or 15%, from $50.5 million for the year ended December 31, 2000, to $58.2 million in 2001.  Patient revenues relating to the skilled nursing facilities in which the Company currently owns the license to operate accounted for $3.2 million of this increase.  On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs comprising 383 beds owned by the Company and located in Hampden, Massachusetts.  As a result of the license transfer, all of the assets, liabilities, revenues and expenses of these SNFs beginning March 15, 2000 are reflected in the consolidated financial statements of the Company.    On April 1, 2000, the Company obtained the license to operate its SNF located in Phoenix, Arizona.  For the nine months ended December 31, 2000, the assets, liabilities, revenues and expenses of this SNF were also included in the condensed consolidated financial statements of the Company.   On January 1, 2001, the Company entered into a new lease with a new manager that entitles the Company to monthly lease payments.  As a result of this new lease, the assets, liabilities, revenues and expenses of this SNF are no longer included in the condensed consolidated financial statements of the Company.

          Rents, tenant reimbursements and parking revenues increased by $1.5 million, or 5%, from a combined total of $28.3 million for the year ended December 31, 2000, to $29.8 million in 2001.  During 2001, the Company increased the occupancy at its MOB properties by approximately 2% and increased its rental rates per the terms of its lease agreements resulting in an increase in rental revenues of approximately $1.8 million.  In addition, new lease agreements at two of the Company’s SNFs accounted for an increase of $0.8 million in rental revenue.  These increases were offset by the loss of $0.7 million in rental revenue as a result of the termination of the lease at the Company’s MOB located in Irwindale, California which the Company re-leased at a lower rental rate and an additional $0.4 million related to the loss of rental revenue from the SNFs discussed above in which the Company now owns the license to operate.  Previously, the Company collected monthly rent for these facilities in the form of lease payments from the prior operator.

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

          The Company recognized a net gain on the sale of assets in the amount of $1.3 million during the year ended December 31, 2000.  The sale, in January 2000, of a 33,000 square foot MOB located in Aliso Viejo, California to Hoag Memorial Hospital accounted for $1.4 million of the gain.  This gain was offset by the loss of $0.1 million on the sale of the Company’s 50% interest in Valley Convalescent, LLC, an unconsolidated affiliate.

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

          Total expenses increased by $2.8 million, or 6%, from $49.0 million for the year ended December 31, 2000, to $51.8 million in 2001.  The consolidation of the operating revenues and expenses of the three Hampden SNFs as of March 15, 2000 as discussed above accounted for $2.5 million of this increase in total expenses.

          Property operating expenses increased by $0.8 million, or 10%, from $7.8 million for the year ended December 31, 2000, to $8.6 million for the same period in 2001.  This increase was due to additional utility, property tax and repairs and maintenance costs at the Company’s MOB properties.

          There was no substantial change in depreciation and amortization expense for the year ended December 31, 2001 compared to the same period in 2000.

          Interest expense decreased $0.3 million, or 2%, from $13.6 million for the year ended December 31, 2000 to $13.3 million in 2001.  $0.9 million of this decrease is due to the August 2000 repayment of the Company’s outstanding line of credit balance of $1.6 million as well as decreased interest payments on the Company’s approximately $33 million of variable rate mortgage debt due to lower interest rates.  This decrease was offset by a $0.6 million increase in interest expense resulting from the $35.0 million note payable obtained in order to fund the October 2001 merger.

          General and administrative costs increased $1.1 million, or 38%, from $2.9 million for the year ended December 31, 2000, to $4.0 million for the same period in 2001.  $0.7 million of this increase was related payments made to option holders whose exercise price was less than that of the price paid for the Company’s common stock as a result of the merger.  The remaining increase was attributed to the write-off of acquisition and construction costs associated with a discontinued development project as well as legal fees related to the Company’s defense in its lawsuit with Landmark Health.

          Equity in earnings of unconsolidated affiliates increased $0.6 million for the year ended December 31, 2001 compared to the same period in 2000.  This increase was primarily the result of increased occupancy rates at the facilities associated with the Company’s 50% investment in Penasquitos LLC and the Company’s 50% investment in Eagle Run Inc.  In March 1999, The Arbors at Rancho Penasquitos, an ALF owned by the Company through Penasquitos LLC, commenced operations.  The facility has been in a lease-up phase since opening in March 1999 and therefore had been producing a net loss.  Eagle Run commenced operations in November 1999 and also had been producing a net loss.  Occupancy rates at both facilities are increasing, thus decreasing the Company’s loss associated with these properties.  In addition, the Company’s three MOBs located in San Pedro, California, in which the Company owns 50%, increased its net income by approximately $0.1 million in 2001.

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

          Net income increased $5.0 million from $1.1 million for the twelve months ended December 31, 2000 to $6.1 million in 2001.  This increase was primarily due to the $3.2 million increase in patient revenues, the $3.9 million increase in other income, the $1.5 million increase in rents, tenant reimbursements and parking revenues, the $0.6 million increase in earnings from unconsolidated affiliates and the $1.1 million decrease in provisions for doubtful accounts and notes receivable.    These were offset by a $2.5 million increase in skilled nursing operation expenses, a $1.8 million increase in property operation expenses, and a $1.1 million increase in general and administrative costs.

Liquidity and Capital Resources

          As of December 31, 2002, the Company’s direct investment in net real estate assets totaled approximately $170.0 million, $4.1 million in joint ventures and $1.8 million invested in notes receivable.  Total debt outstanding at year-end totaled $194.1 million.

          The Company obtains its liquidity from multiple internal and external sources.  Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities.   The MOB Properties produced approximately $7.6 million of net income before minority interests for the year ended December 31, 2002.  The MOB Properties contain approximately 857,000 rentable square feet and, as of January 31, 2003, were approximately 97.5% leased to over 425 tenants with lease terms typically ranging from three to ten years.   The ALF and SNF Properties produced approximately $0.8 million of net income for the year ended December 31, 2002.  All of the ALF and SNF Properties, except for the three SNFs located in Hampden, Massachusetts where the Company holds the operating licenses and has entered into a management agreement with a local operator and except for the North Valley Nursing and Rehabilitation Center which is closed, are leased to operators who are responsible for the management of the facilities.  All of the leases are for five years or less with non-credit tenants.  In the event that the operators of these facilities are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facilities in order to keep them operating.  If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions would likely be adversely affected.

          The Company’s principal external sources of capital consist of various secured loans.  As of December 31, 2002, the Company had secured loans outstanding of approximately $194.1 million.  While the Company will still consider selective property acquisitions that are accretive to earnings, the Company’s primary goal over the next few years is to reduce the balance on the $35 million loan obtained from GMAC in October 2001.  The Company’s ability to reduce the balance on the $35 million loan along with its ability to make selective acquisitions requires continued access to capital.  If the Company is unable to obtain access to new capital or to refinance its existing investments, the Company’s ability to reduce the balance on the $35 million loan and to expand and even its ability to maintain its current level of distributions to its stockholders may be impaired.  The Company is also considering selling some of its assets in the future in order to provide additional liquidity.  As of December 31, 2002, the outstanding balance on the $35 million loan with GMAC was $33.1 million.

          During 2002, the Company received proceeds of $4.6 million related to the sale of a 183-bed hospital located in Tustin, California.   The Company used $2.3 million of these proceeds to repay an outstanding loan on the hospital.  In addition, the Company received proceeds of $10.8 million related to the repayment of two notes receivable from Heritage Care, Inc.  The Company used the proceeds to repay an outstanding loan balance of $8.3 million secured by the notes.   In January 2002, the Company received $0.7 million as repayment of a promissory note secured by a recreational vehicle park in Florida.   In May 2002, the Company received proceeds of $0.3 million related to the sale of a SNF located in Paso Robles, California.  Also in May, the Company used the proceeds from a new $8.3 million loan secured by its ALF located in Tarzana, California to repay three notes totaling $7.3 million secured by the same property.  The new loan bears interest at 6.95% and is due on May 17, 2037.  In December 2002, the Company received net proceeds of $4.1 million from a new $4.3 million loan secured by its SNF located in Phoenix, Arizona.  The new loan bears interest at LIBOR plus 4.25% per annum and is due on June 5, 2004.   The net proceeds from these refinancings and sales were used to provide working capital for the Company.

          In September 2002, the Company received an extension on a $13.2 million loan due on October 1, 2002.  The loan, which is secured by three SNFs located in Massachusetts, was extended until January 1, 2003.  Pursuant to the terms of the extension, the interest rate on the loan was increased from LIBOR plus 2.75% per annum to LIBOR plus 4.0% per annum.  In March 2003, the loan was extended until January 1, 2004 on substantially the same terms and conditions as the previous extension.  The Company expects to repay this loan in 2003 using the proceeds from a new long-term loan.

          In the fourth quarter of 2002, the Company declared a distribution payable to holders of the Company’s Common Stock in the amount of $0.5 million, or $0.67 per common share.  These distributions were paid on December 23, 2002 to stockholders of record on December 23, 2002.  The Company also paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during 2002 to holders of record on the first day of each month.   The Company distributed dividends of $0.5 million to holders of the Company’s Common Stock during 2002 while the Company’s FFO was $1.0 million.

          In February 2003, a joint venture, in which the Company held a 50% interest, sold a 23,000 square foot MOB located in Aliso Viejo, California for $7.3 million.  The Company received net proceeds of $1.2 million from the sale.  Also in February 2003, another joint venture, in which the Company held a 50% interest, sold an ALF located in Omaha, Nebraska for $11.1 million.  The Company received net proceeds of $1.8 million from the sale.  Finally, in February 2003, the Company refinanced an MOB located in Beverly Hills, California for $8.2 million.  The loan proceeds were used to repay the existing loan of $7.2 million along with other costs associated with the loan.  The new loan bears interest at 5.55% and is due on February 1, 2013.  The net proceeds from these transactions will be used by the Company to pay down the $35 million GMAC loan, for selective property acquisitions or for working capital.

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

Historical Cash Flows

          The Company’s net cash from operating activities decreased $11.6 million, or 75%, from $15.5 million for the year ended December 31, 2001 to $3.9 million for the same period in 2002.  The decrease is due primarily to the change in accounts payable and other liabilities of $8.4 million, a $2.3 million increase in net gains on sale of assets, a $1.6 million decrease in net income and a $2.3 million change in tenant rent and reimbursements receivable over 2001.  These were offset by $1.5 million change in fair market value of the Company’s LIBOR interest rate cap, a $0.6 million increase in the allowance for doubtful accounts and notes receivable and a $1.0 million decrease in accrued interest receivable.

          Net cash from investing activities increased $14.4 million from a net use of $2.8 million for the year ended December 31, 2001 to net cash provided of $11.6 million for the same period in 2002.  The increase was primarily due to an $8.5 million increase in principal payments received from mortgage loans and notes receivable, a $1.0 million increase in distributions from unconsolidated affiliates, a $0.9 million decrease in additions to rental properties and a $5.1 million increase in the sale of real estate assets.  These were offset by a $1.5 million increase in contributions to unconsolidated affiliates.

          Net cash flows used in financing activities increased $1.8 million from $13.4 million for the twelve months ended December 31, 2001, to $15.2 million for the same period in 2002.  The increase was due primarily to a $33.0 million decrease in notes payable proceeds as well as a $9.7 million increase in the repayment of notes payable.  These were offset by a $36.1 million decrease in repurchases of the Company’s common stock, a $2.8 million decrease in deferred loan costs, a $1.1 million decrease in restricted cash and a $1.0 million decrease in distributions.

Debt Structure

          As of December 31, 2002, the Company had twenty-one loans totaling $194.1 million.  The terms of these loans are described below.

          In August 1995, the Company borrowed $30.0 million from Nomura for ten years at a fixed rate of 7.89%.  As of December 31, 2002, the outstanding balance under this loan was approximately $26.5 million, requiring monthly principal and interest payments of approximately $229,000 (25-year amortization), and will have a balance of $24.7 million on August 11, 2005, when the note is due.  Pursuant to the loan agreement, the Company has the option to prepay this loan at any time upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under the note.  No prepayment premium is required during the 90-day period prior to the note’s due date.  The properties located at 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford have been pledged as security for this note.  The Company is currently in the process of refinancing this loan and has signed an application with GMAC for $47 million at an annual interest rate equal to the greater of 5.25% or the 10-Year U.S. Treasury rate plus 1.68%.  Although the Company has signed an application with GMAC, no assurances can be given that this loan will fund or that the Company will be able to obtain another loan for similar terms and conditions.

          During 1996, the Company borrowed $35.0 million from Nomura for ten years at a fixed rate of 8.492%.  This note had an outstanding balance of approximately $32.0 million as of December 31, 2002, requires monthly principal and interest payments of approximately $282,000 (25-year amortization), and will have a balance of $29.4 million on August 11, 2006, when the note is due.  Pursuant to this loan agreement, the Company has the option to prepay this loan at any time after August 30, 1999 upon the payment of a premium which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under this note.  The Sherman Oaks Medical Plaza, Regents Medical Center, Irwindale MOB and the 436 North Bedford Drive MOB have been pledged as security for this note.

          During the fourth quarter of 1999, the Company obtained a $13.92 million loan from GMAC Commercial Mortgage Corp. (“GMAC”) secured by the Hampden Properties and repaid the existing $6.0 million Nomura loan.  The loan bears interest at LIBOR plus 2.75% and requires monthly principal and interest payments of approximately $122,000.  In September 2002, the Company received an extension on this loan, which matured on October 1, 2002.  In March 2003, the loan, which is secured by three SNFs located in Massachusetts, was extended until January 1, 2004.  Pursuant to the terms of the extension, the interest rate was increased to LIBOR plus 4.0% per annum.  The Company expects to repay this loan in 2003 using the proceeds from a new long-term loan.  As of December 31, 2002 the outstanding balance on this loan was $13.2 million.

          On April 22, 1998, 435 North Roxbury Drive, Ltd. (the “Roxbury Partnership”), of which the Operating Partnership is the sole general partner with an ownership interest of 32.81%, refinanced the 435 North Roxbury

Drive property with a $7.83 million loan from Tokai Bank of California (“Tokai”).  The Roxbury Partnership repaid the remaining balance on the old loan of $7.5 million with the new loan, which bore interest at a fixed rate of 7.05% and was due on April 1, 2008.  This loan, which had an outstanding balance of $7.2 million as of December 31, 2002, required monthly principal and interest payments of approximately $56,000 (25-year amortization).  The 435 North Roxbury Drive property had been pledged as security for this loan.  On February 28, 2003, the Roxbury Partnership refinanced the property with a new $8.2 million loan from Morgan Stanley Dean Witter Mortgage Capital, Inc.  The Roxbury Partnership repaid the remaining balance on the old loan of $7.2 million along with a prepayment penalty of $144,000 with the proceeds from the new loan.  The new loan bears interest at a fixed rate of 5.55% and is due on February 1, 2013.  The new loan requires monthly principal and interest payments of $47,000 (30-year amortization).

          On April 22, 1998, the Company borrowed an additional $12.7 million from Tokai at a fixed rate of 7.05%.  On June 1, 1998, the Company began making monthly principal and interest payments on these loans of approximately $91,000 (25-year amortization).  These notes, which will have a balance at maturity of $10.0 million, are due on April 1, 2008.  As of December 31, 2002, the balance on these notes was $11.7 million.  These notes consist of three separate first deeds of trust and are not cross-collateralized.  The Holy Cross Medical Plaza, the St. Joseph’s Medical Office Building and the Tustin Medical Plaza have been pledged as security for these loans.

          On June 30, 1998, the Company, through GLH Pacific Gardens, LLC, acquired Pacific Gardens, a 92-unit senior care facility in Santa Monica, California for $11.2 million.  Of this amount, GLH Pacific Gardens, LLC borrowed $8.5 million from GMAC at an interest rate of 30-day LIBOR plus 2.35%.  The note required monthly interest-only payments.  In August 1999, the Company refinanced this mortgage with an $11.4 million 35-year HUD loan at an interest rate of 8%.  The loan requires monthly principal and interest payments of approximately $77,000.  As of December 31, 2002, the unpaid balance on this loan was $11.1 million.

          On August 6, 1998, the Company acquired a 110-bed skilled nursing facility in Hoquiam, Washington for $3.3 million.  Of this amount, the Company borrowed $2.5 million from GMAC at a fixed rate of 7.49%.  On October 1, 1998, the Company began making monthly principal and interest payments of approximately $18,000 (25-year amortization).  This note, which will have a balance at maturity of $2.0 million, is due on September 1, 2008.  The Pacific Care Center has been pledged as security for this note.  As of December 31, 2002, the unpaid balance on this note was $2.3 million.

          On December 22, 1998, the Company acquired a 49,000 square foot MOB in Valencia, California for $7.4 million.  Of this amount, the Company borrowed $5.2 million from The Life Insurance Co. of Virginia at a fixed rate of 6.75%.  On February 1, 1999, the Company began making monthly principal and interest payments of approximately $38,000 (25-year amortization).  This note, which will have a balance at maturity of $0.9 million, is due on January 1, 2019.  The Lyons Avenue Medical Building has been pledged as security for this note. As of December 31, 2002, the unpaid balance on this note was $4.7 million.  The Company is currently in the process of refinancing this loan.

          On December 31, 1998, the Company acquired a 40,000 square foot office and retail complex in Coronado, California for $9.5 million.  Of this amount, the Company borrowed $7.5 million from GMAC at a fixed rate of 6.90%.  On February 10, 1999, the Company began making monthly principal and interest payments of approximately $50,000 (25-year amortization).  This note, which will have a balance at maturity of $6.4 million, is due on December 11, 2008.  The Coronado Plaza has been pledged as security for this note.  The unpaid balance on this note was $7.2 million as of December 31, 2002.

          On June 30, 1999, the Company obtained a $1.44 million loan from American United Life Insurance Company.   The loan, which is secured by the Pier One Retail Center in Aliso Viejo, California, bears interest at a rate of 7.375% and is due on July 1, 2009.  On July 1, 1999, the Company began making monthly principal and interest payments of approximately $11,000.  As of December 31, 2002, the unpaid balance on this note was $1.4 million.

          On July 2, 1999, the Company obtained a $10 million long-term loan secured by its six building portfolio of MOBs located at the Henry Mayo Newhall Hospital campus in Valencia, California.  The Company used $5.0 million of the total proceeds to repay a short-term loan secured by these buildings.  The loan, which is due on July 1, 2009, bears an interest rate of 6.85% and had an unpaid balance of $9.3 million as of December 31, 2002.

          In July 2000, the Company obtained a $2.0 million line of credit secured by the accounts receivable at the Company’s three SNFs located in Massachusetts.   The line of credit is guaranteed by the Company.  In May 2002, the line of credit was increased to $3.5 million.  The line of credit bears interest at prime plus 2.0% and is due on July 13, 2003.  The unpaid balance on this line of credit was $2.4 million as of December 31, 2002.

          In August 2001, the Company obtained a loan in the amount of $7.2 million from Deutsche Bank secured by two of its properties located in Tustin, California.  The proceeds were used to repay an existing $5.1 million first deed of trust.  The loan bears interest at 7.51% and is due in August 2011.  As of December 31, 2002, the unpaid balance on this note was $7.1 million.

          On October 29, 2001, in connection with the Merger, the Operating Partnership borrowed $35 million from GMAC.  The Loan is for ten years and bears interest initially at the one month LIBOR rate plus 7.5%.  The spread over one month LIBOR can be reduced to as low as 5.5% based on the outstanding balance on the Loan and if the Operating Partnership meets certain debt service covenant ratios.  As interest rate protection, the Operating Partnership purchased a LIBOR cap on November 8, 2001 for $905,000 which caps the maximum LIBOR rate at 4.25% for five years in determining the interest due on the Loan.  Per the terms of the Loan, any net proceeds from the refinancing of any of the Company’s MOB properties must be used to repay the outstanding principal on the Loan.  As of December 31, 2002, the unpaid balance on this note was $33.1 million.

          On January 9, 2002, the Company purchased a SNF located in Hyattsville, Maryland for $14.9 million which included the assumption of a new $11.9 million loan bearing interest at 7.05% per annum.  The loan, which is secured by the SNF, requires monthly principal and interest payments of approximately $85,000 (25-year amortization) and is due on January 1, 2027.  The Company previously held a $7.8 million first mortgage that was secured by this SNF along with a $2.7 million unsecured note from the owner of the SNF.  Using the first mortgage and unsecured note as collateral, the Company borrowed $8.5 million in December 1999.  The net proceeds from the new $11.9 million loan were used to repay the outstanding balance on that loan.  As of December 31, 2002, the unpaid balance on the existing loan was $11.8 million.

          On May 17, 2002, the Company refinanced its ALF located in Tarzana, California with a new $8.3 million HUD loan.  The net proceeds were used to repay the existing first mortgage of $5.5 million along with a second mortgage and unsecured note totaling $1.7 million.  The Company incurred a prepayment penalty of approximately $0.7 million in connection with the early repayment of the first mortgage.  The new loan, which requires monthly principal and interest payments of approximately $53,000 (35-year amortization), bears interest at 6.95% per annum and is due on May 17, 2037.  As of December 31, 2002, the unpaid balance on this loan was $8.3 million.   In connection with this loan, the Company also obtained a $0.5 million unsecured loan.  As of December 31, 2002, the unpaid balance on this loan was $0.5 million.

          On December 5, 2002, the Company obtained a loan in the amount of $4.3 million from GMAC secured by its 98-bed SNF located in Phoenix, Arizona.  The loan, which requires monthly principal and interest payments of approximately $27,000, bears interest at LIBOR plus 4.5%, with a minimum rate of 7.25%, and is due on July 1, 2005.  As of December 31, 2002, the unpaid balance on this note was $4.3 million.

Capital Commitments

          As of March 28, 2003, a joint venture in which the Company is a 50% owner was under contract to purchase a psychiatric facility located in Aliso Viejo, California for $5.5 million.  As part of the joint venture agreement, the Company is required to contribute 75% of the equity capital to the joint venture in order to purchase and substantially remodel the psychiatric facility.  The Company estimated its capital commitment related to this joint venture to be approximately $1 million over the next 18 months.

Financing Policies

          To the extent that the Board of Directors of the Company decides to seek additional funding, the Company may raise such capital using various means, including retention of internally generated funds (subject to the distribution requirements in the Code with respect to REITs), existing working capital and possibly the issuance of additional debt (secured or unsecured) or any combination of the above.  It is anticipated that borrowings will continue to be made through the Operating Partnership and Senior Care Partnership or other entities, although the Company may also incur indebtedness that may be re-borrowed by the Operating Partnership or the Senior Care Partnership on the same terms and conditions as are applicable to the Company’s borrowing of such funds.  Except as required pursuant to existing financing agreements, the Company has not established any limit on the number or amount of mortgages or unsecured debt that may be placed on any single property or on its portfolio as a whole.

          The Board of Directors of the Company also has the authority to cause the Operating Partnership or the Senior Care Partnership to issue additional Units in any manner (and subject to certain limitations in the Partnership Agreement on such terms and for such consideration) as it deems appropriate and may also decide to seek financing for the purposes of managing the Company’s balance sheet by adjusting the Company’s existing capitalization.  The refinancing of the Company’s balance sheet may entail the issuance and/or retirement of debt, equity or hybrid securities.

Inflation

          The majority of the Company’s leases are long-term leases designed to mitigate the adverse effect of inflation.  Approximately 50% of the Company’s leases contain provisions that call for annual rent increases equal to the increase in the Consumer Price Index and the majority of the remaining leases allow for specific annual rent increases.  Furthermore, many of the Company’s leases require tenants to pay a pro rata share of building operating expenses, including real estate taxes, insurance and common area maintenance.  The effect of such provisions is to reduce the Company’s exposure to increases in costs and operating expenses resulting from inflation.

New Accounting Pronouncements

          In January 2002, the Company adopted the provisions of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  This statement discontinues the practice of amortizing goodwill and other intangible assets and requires a periodic review process for impairment.  This statement also requires that a portion of the purchase price of real estate acquisitions be assigned to the fair value of an intangible asset for above market operating leases or to an intangible liability for below market operating leases.  Such intangible assets or liabilities are then required to be amortized into revenue over the remaining life of the respective leases.   The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition for the year ended December 31, 2002.

          In January 2002, the Company adopted the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  This statement addresses financial accounting and reporting for the disposal of long-lived assets and supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  In accordance with SFAS 144, the net income and net gain or loss on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  In accordance with EITF 87-24 “Allocation of Interest to Discontinued Operations”, the Company has allocated interest on debt that is required to be repaid as a result of the disposal transactions to discontinued operations, but has elected not to allocate consolidated interest that is not directly attributable to the disposition property.  The net income or loss and the net gain or loss on dispositions of operating properties sold prior to December 31, 2001 are included in continuing operations for all periods presented.  The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition for the year ended December 31, 2002.

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

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees.  Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value.  FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote.  The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002.  The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002.  Management does not expect the adoption of the initial recognition and measurement provisions will have a material effect on the Company’s results of operations or financial condition.

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to and entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003.  For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003.  The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46. These investments include real estate joint ventures with assets totaling $44 million as of December 31, 2002. The Company’s maximum exposure to loss represents its recorded investment in these real estate joint ventures totaling $4.1 million as of December 31, 2002. The Company believes that many of these entities will not be consolidated, and may not ultimately fall under the provisions of FIN 46. The Company cannot make any definitive conclusion until it completes its evaluation.

Non-GAAP Supplemental Financial Measure

          Industry analysts generally consider funds from operations (“FFO”) to be an appropriate measure of the performance of a REIT.  The Company calculates FFO as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”).  FFO is calculated to include the minority interests’ share of income from the Operating Partnership and Senior Care Partnership since the Operating Partnership and Senior Care Partnership’s   net income is allocated proportionately among all owners of Operating Partnership and Senior Care Partnership units.  The combined number of Operating Partnership and Senior Care Partnership units held by the Company is identical to the number of outstanding shares of the Company’s Common Stock, and owners of Operating Partnership and Senior Care Partnership units may, at their discretion, convert their units into shares of Common Stock on a one-for-one basis.

          The Company believes that, in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the additional data presented below.  The table on the following page presents an analysis of FFO and additional data for each of the four quarters and the year ended December 31, 2002 for the Operating Partnership:

G&L REALTY CORP.
FUNDS FROM OPERATIONS
FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 2002

	2002 Fiscal Quarter				Year

	1st	2nd	3rd	4th	2002

	(In thousands, except per share data)
Funds from Operations (1):
Net income	$3,896	$493	$570	$(470)	$4,489
Depreciation of real estate assets	1,353	1,338	1,332	1,338	5,361
Amortization of deferred lease costs	65	63	61	62	251
Gain on sale of assets	(2,458)	138	—	—	(2,320)
Depreciation of real estate assets from unconsolidated affiliates	99	117	166	143	525
Adjustment for minority interest in consolidated affiliates	(35)	(37)	(37)	(39)	(148)
Dividends paid on preferred stock	(1,790)	(1,791)	(1,790)	(1,791)	(7,162)

Operating Partnership funds from operations	1,130	321	302	(757)	996
Minority interest in Operating Partnership	(60)	(17)	(16)	40	(53)

Funds from operations	$1,070	$304	$286	$(717)	$943

Dividends declared	$—	$—	$—	$0.67	$0.67
Dividends paid on Common Stock	—	—	—	500	500
Pay-out ratio	N/A	N/A	N/A	N/A	53.0%
Additional Data
Cash Flows:
Operating activities	(802)	693	3,262	717	3,870
Investing activities	14,333	(946)	(573)	(1,202)	11,612
Financing activities	(12,844)	(944)	(2,345)	978	(15,155)
Capital Expenditures:
Building improvements	98	237	264	317	916
Tenant improvements	147	190	120	282	739
Furniture, fixtures & equipment	41	115	147	160	463
Leasing commissions	44	24	37	54	159
Depreciation and Amortization:
Depreciation of real estate assets	1,353	1,338	1,332	1,338	5,361
Depreciation of non-real estate assets	143	144	146	178	611
Amortization of deferred lease costs	65	63	61	62	251
Amortization of deferred licensing costs	13	13	14	13	53
Amortization of capitalized financing costs	307	201	206	215	929
Rents:
Straight-line rent	7,091	7,548	7,121	7,301	29,061
Billed rent	7,222	7,734	7,223	7,513	29,692

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

          The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations.  As of December 31, 2002, approximately 27% of the Company’s notes payable bear interest at a rate indexed to the one-month LIBOR rate or Prime Rate.  The tables below provide information as of December 31, 2002 and 2001 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value.  The weighted average interest rates presented are the actual rates as of December 31, 2002 and 2001.

	PRINCIPAL MATURING IN:						Total	Fair Market Value December 31, 2002

	2003	2004	2005	2006	2007	Thereafter

	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,564	$2,752	$27,508	$31,665	$1,750	$74,713	$140,952	$168,016
Average interest rate	7.57%	7.57%	7.56%	7.49%	7.14%	7.14%	7.52%
Variable rate	2,174	15,367	6,890	3,006	3,489	19,857	50,783	50,783
Average interest rate	7.82%	7.82%	7.82%	7.82%	7.82%	7.82%	7.82%
Line of credit:
Variable rate	2,357						2,357	2,357
Average interest rate	6.75%						6.75%

	$7,095	$18,119	$34,398	$34,671	$5,239	$94,570	$194,092	$221,156

          The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate.  Based upon interest rates as of December 31, 2002, a 1% increase in the LIBOR rate would decrease future earnings by $531,000 and future cash flow would decrease by $400,000.  A 1% decrease in the LIBOR rate would increase future earnings by $531,000 and future cash flow would increase by $400,000.  A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company’s debt.

	PRINCIPAL MATURING IN:						Total	Fair Market Value December 31, 2001

	2002	2003	2004	2005	2006	Thereafter

	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,275	$2,458	$2,637	$34,122	$31,418	$57,065	$129,975	$139,944
Average interest rate	7.78%	7.78%	7.78%	7.78%	7.75%	7.34%	7.78%
Variable rate	23,905	5,589	1,542	1,542	1,542	27,163	61,283	72,503
Average interest rate	7.34%	7.34%	7.34%	7.34%	7.34%	7.34%	7.34%
Line of credit:
Variable rate	1,440						1,440	1,440
Average interest rate	7.0%						7.0%

	$27,620	$8,047	$4,179	$35,664	$32,960	$84,228	$192,698	$213,887

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

The following table sets forth certain information with respect to the Company’s directors as of March 28, 2003, based on information furnished to us by each director.

Name	Age	Position	Director Since

Daniel M. Gottlieb	62	Chief Executive Officer, Co-Chairman of the Board and Director	1993
Steven D. Lebowitz	62	President, Co-Chairman of the Board and Director	1993
Richard L. Lesher	69	Director	1993
Charles P. Reilly	60	Director	1993
S. Craig Tompkins	52	Director	1993

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

          Mr. Lebowitz is our President and Co-Chairman of our board and has held these positions since we commenced operations in 1993. Mr. Lebowitz is the co-founder and a general partner of G & L Development and has been active in the development, management and ownership of a wide range of real estate properties since 1968. Mr. Lebowitz received a B.S. in Accounting from the University of Southern California, where he also received his MBA with highest honors in 1965. From 1962 to 1964, Mr. Lebowitz worked for Deloitte & Touche, LLP and was licensed as a Certified Public Accountant in 1964. From 1965 to 1968, Mr. Lebowitz worked with the U.S. Department of Commerce and the Brookings Institution in Washington D.C. Mr. Lebowitz served on the board of directors of the United States Chamber of Commerce, Washington, D.C. from 1989 to 1994.  Mr. Lebowitz is currently a member of the Board of Counselors of the USC Ethel Percy Andrus Gerontology Center.

          Dr. Lesher has served as our director since we commenced operations in 1993.  Dr. Lesher is currently retired.  Dr. Lesher.  Dr. Lesher was President of the United States Chamber of Commerce, Washington D.C. from 1975 to 1997, and was a member of its board of directors.  He served on numerous committees of the board, including the executive and budget committees.  In addition, Dr. Lesher is a member of the board of directors of World Heart Corporation (Ottawa, Canada), an artificial heart research and development company and AIT Corporation, a high-tech company.  Dr. Lesher received a B.B.A. from the University of Pittsburgh in 1958, a M.S. from Pennsylvania State University in 1960 and a D.B.A. from Indiana University in 1963 and holds four Honorary Doctorates.

          Mr. Reilly has served as our director since we commenced operations in 1993. Mr. Reilly is the managing member of Shamrock Investments, LLC, 172 Chevy Chase Drive, Beverly Hills, CA 90210, an investment and merchant banking firm that specializes in the health care industry. Prior to forming Shamrock Investments in 1987, Mr. Reilly served as Senior Executive Vice President and Chief Development Officer for American Medical International, Inc. In this position, Mr. Reilly was responsible for growth through the acquisition and development of new health care facilities and related business in the United States and abroad. Mr. Reilly was a member of American Medical International’s board of directors and served on its finance, management, and executive committees. Mr. Reilly is the former Chairman of the board of directors of Dynamic Health, Inc., an owner/operator of acute care hospitals, the former Chairman of the board of directors of Paragon Ambulatory Surgery Centers, Inc., an owner/operator of freestanding ambulatory surgery centers, and the former Chairman of the board of directors of PHP Healthcare Corp., a managed care provider.  In November 1998, PHP Healthcare declared bankruptcy. Mr. Reilly holds a law degree from the University of Pennsylvania and a bachelor’s degree in accounting and finance from Pennsylvania State University. He has served as a director, trustee, and governing council member of the Federation of American Healthcare Systems, the National Committee for Quality Health Care and the American Hospital Association and is a past President of the Beverly Hills Chamber of Commerce.

          Mr. Tompkins has served as our director since we commenced operations in 1993. Mr. Tompkins also serves as the Chairman of our Company’s audit and strategic Planning Committees. Mr. Tompkins is the Vice Chairman of Reading International, Inc. (AMEX symbols RDI.A and RDI.B), a publicly traded company principally engaged in the development and operation of cinemas and live theaters in the United States, Australia, New Zealand and Puerto Rico, and in real estate development in Australia and New Zealand. Reading international is the product of the consolidation at the end of 2001 of three public companies: Craig Corporation, Reading Entertainment and Citadel Holding Corporation. Prior to the consolidation and for more than the past five years, Mr. Tompkins has been the President and a Director of Craig Corporation, the Vice Chairman and Corporate Secretary of Reading Entertainment, and the Vice Chairman and Corporate Secretary of Citadel Holding Corporation. Prior to the consolidation, Craig’s shares traded on the New York Stock Exchange, Reading’s share traded on the American Stock Exchange, and Citadel’s shares traded on the NASDAQ Stock Market. During the period April 2000 to December 31, 2001, Mr. Tompkins was also as a Director of Fidelity Federal Bank, FSB, where he served on the Bank’s audit and compensation committees. Mr. Tompkins also served on the special board committee which oversaw the sale of the Bank, which closed on December 31, 2001. Prior to joining Craig and Reading in 1993, Mr. Tompkins was a partner specializing in corporate and real estate law in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins holds a bachelor’s degree from Claremont McKenna College and a J.D. from Harvard Law School.

          The following table sets forth the names, ages and positions of each of our executive officers.

Name	Age	Position	Officer Since

Daniel M. Gottlieb	62	Chief Executive Officer, Co-Chairman of the Board	1993
Steven D. Lebowitz	62	President, Cochairman of the Board	1993
John H. Rauch	72	Senior Vice President, Operations	1996
David E. Hamer	29	Vice President, Chief Accounting Officer, and Secretary	1998

          The following is a biographical summary of the experience of our executive officers.  For the biographical summary of the experience of Messrs. Gottlieb and Lebowitz, see the biographical summary of the experience of our directors.

          Mr. Rauch has been our Senior Vice President, Operations since 1996. Mr. Rauch is responsible for the asset management of all our medical office buildings. From 1975 to 1996 he was founder and President of Camden Consultants, Inc., an economic consulting firm providing clients with real estate and corporate planning information.  Mr. Rauch had been a consultant to our company from 1985 to 1996. Mr. Rauch received his law degree from the University of Southern California with honors in 1961 and his bachelor’s degree in economics from the University of California, Los Angeles in 1954.

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

          Section 16(a) Beneficial Ownership Reporting Compliance.  Based solely upon a review of Securities and Exchange Commission Forms 3, 4 and 5 furnished to the Company and certain written representations, the Company believes that all reports required by Section 16(a) of the Securities and Exchange Act of 1934 with respect to the Company’s fiscal year ended December 31, 2002 have been filed by its officers, directors and 10% beneficial owners.

ITEM 11.	EXECUTIVE COMPENSATION

          The following table sets forth certain information with respect to our chief executive officer and our three other most highly compensated executive officers whose cash compensation exceeded $100,000 during the year ended December 31, 2002 (collectively, the ‘‘Named Executive Officers’’). We did not grant any restricted stock awards or stock appreciation rights or make any long-term incentive plan payouts during the year ended December 31, 2002.

	Fiscal Year Ended December 31	Annual Compensation			Long Term Compensation Awards Securities Underlying Options/ SARS(#)

Name and Principal Position		Salary($)	Bonus($)	Other Annual Compensation($)

Daniel M. Gottlieb	2002	$390,000	$100,000	—	—
Chief Executive Officer	2001	267,750	100,000	—	—
Co-Chairman of the Board and Director	2000	255,000	35,000	—	50,000
Steven D. Lebowitz	2002	$390,000	$100,000	—	—
President, Co-Chairman of the Board and Director	2001	267,750	100,000	—	—
	2000	255,000	35,000	—	50,000
John H. Rauch	2002	$120,750	$35,000	—	—
Senior Vice President	2001	115,000	30,000	—	—
	2000	100,000	25,000	—	—
David E. Hamer	2002	$130,000	$25,000	—	—
Vice President, Chief Accounting Officer and Secretary	2001	125,000	40,000	—	—
	2000	100,000	15,000	—	—

Employment Agreements and Arrangements

          In December 1993, each of Daniel M. Gottlieb and Steven D. Lebowitz entered into separate but identical employment agreements with us and the operating partnership for a term of three years.  The agreements provide for automatic renewal for succeeding terms of one year unless we or Messrs. Gottlieb or Lebowitz give notice at least three months prior to expiration of any term.  The employment agreements provide for automatic annual increases in base compensation equal to 5% per annum; however, the compensation committee of the board of directors may review the annual base compensation every twelve months in light of various factors, and following each such review, the annual base compensation may be increased above the 5% automatic increase.  In 1999 and 2000, Messrs. Gottlieb and Lebowitz waived their right to receive the automatic 5% salary increase.  The compensation committee approved the salary increase for Messrs. Gottlieb and Lebowitz in 2002 and 2001.

          In addition, each of Messrs. Gottlieb and Lebowitz are entitled to receive an annual bonus as determined by the compensation committee in an amount not to exceed a maximum of 100% of annual base compensation.  Furthermore, each agreement provides that Messrs. Gottlieb and Lebowitz are entitled:  (1) to participate in all of our medical, dental, life insurance, retirement, profit sharing, stock incentive, disability and bonus plans which may be made available to our executives (only medical plans presently exist) and (2) to severance payments, under certain circumstances, equal to two times their then-current annual compensation.  The compensation committee approved a bonus of $100,000 in 2002 and 2001 and $35,000 in 2000 for each of Messrs. Gottlieb and Lebowitz.  The compensation committee has also approved an auto allowance for both Messrs. Gottlieb and Lebowitz in the amount of $18,000 per year.

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

Option Grants for 2002

          The Company granted no options in 2002.

Aggregated Option Exercises in 2002 and Options Values at December 31, 2002

          There are currently no outstanding options.

Compensation of Directors

          We pay an annual fee of $12,000 plus a fee of $1,000 for attending regular meetings and $500 for attending committee meetings to our directors who are not our employees.  Our employees who are also directors are not paid any director fees.  Messrs. Gottlieb and Lebowitz are the only directors who are also our employees.  The reasonable expenses incurred by each director in connection with the performance of the director’s duties are also reimbursed by us.  The Company also approved payment to the directors for their work on the special committee of the board of directors during 2001.  The Company approved payment of $55,000 to Dr. Lesher and $70,000 to Mr. Reilly which were paid in 2002.  The Company also approved payment of $100,000 to Mr. Tompkins, of which $50,000 was paid in 2002 and $50,000 was paid in 2003.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

          The Company currently has no compensation committee.  The Company’s board of directors determines the annual compensation for Messrs. Gottlieb and Lebowitz.  While Messrs. Gottlieb and Lebowitz are co-chairmen of the board of directors, they do not participate in discussions concerning their compensation and abstain from voting on any such proposals.  Annual compensation for the Company’s other executive officers is determined by Messrs. Gottlieb and Lebowitz.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth information as of March 28, 2003 regarding the beneficial ownership of common stock and operating partnership units by (1) each person or company known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (2) each of our directors, (3) each of the Named Executive Officers (as defined under “Executive Compensation”) and (4) our directors and executive officers as a group.  As of March 28, 2003 we had 710,199 shares of common stock outstanding.  In addition there were 39,932 operating partnership units outstanding which were not owned by us.  Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person except as provided under applicable state marital property laws or as set forth in the notes following the table.

Name and address Of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares of Common Stock Outstanding(1)	Number of Units(2)	Percentage Interest In Operating Partnership(3)	Percentage Ownership in Company(4)	Number of Shares of Preferred Stock

Daniel M. Gottlieb(5) (7)	383,582	54.0%	14,400	1.9%	53.1%	104,267
439 N. Bedford Drive Beverly Hills, CA 90210
Steven D. Lebowitz(6) (7)	326,617	46.0	12,404	1.7	45.2	88,820
439 N. Bedford Drive Beverly Hills, CA 90210
Directors and Executive Officers	710,199	100.0%	26,804	3.6%	98.3%	193,087
as a group (2 persons)

(1)

For the purposes of determining the percentage of outstanding common stock held by each person or group set forth in the table, the number of shares indicated as beneficially owned by such person or group is divided by the sum of the number of outstanding shares of common stock as of March 28, 2003.  Assumes that none of the outstanding operating partnership units are converted into shares of common stock.

(2)

Units in the operating partnership (other than those held by us) are convertible at the option of the holder for shares of common stock or cash, at our election, at the date one year from the date of issuance.  All operating partnership units are currently convertible.  The conversion ratio is one operating partnership unit for one share of common stock.

(3)

Based on a total of 750,131 operating partnership units outstanding (excluding preferred units all of which are held by us), including the 710,199 operating partnership units held by our company as of March 28, 2003.

(4)

Assumes that all operating partnership units held by the person or group and all options exercisable within 60 days of March 28, 2003 held by the person or group are converted for shares of common stock and that none of the operating partnership units held by other persons are converted into shares of common stock, notwithstanding the percentage limitations under our charter that limits the number of shares that may be acquired by such person.

(5)

Mr. Gottlieb has pledged 383,582 shares of Common Stock to GMAC Commercial Mortgage Corp. in connection with the $35 million loan obtained by the Company to facilitate the Merger.  Mr. Gottlieb has pledged 81,687 shares of preferred stock to secure personal loans.

(6)

Mr. Lebowitz has pledged 326,617 shares of Common Stock to GMAC Commercial Mortgage Corp. in connection with the $35 million loan obtained by the Company to facilitate the Merger.  Mr. Lebowitz has pledged 69,585 shares of preferred stock to secure personal loans.

(7)

Because Messrs. Gottlieb and Lebowitz have pledged all of the Company’s Common Stock to GMAC Commercial Mortgage Corp. to secure the $35 million loan obtained by the Company to facilitate the Merger, a default on the $35 million loan could result in a foreclosure of the Company’s Common Stock and a change in control of the Company.

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

          On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the “Merger”).  The Company was the survivor in the Merger.  G & L Acquisition, LLC was owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company.  Upon completion of the Merger, each outstanding share of the Company’s Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest.  After completion of the Merger, the Company’s Common Stock was delisted from the New York Stock Exchange.

          In order to fund the Merger and related transactions, Messrs. Gottlieb and Lebowitz obtained a loan from GMAC Commercial Mortgage Corporation (“GMAC”) in the amount of $35 million (the “Loan”).  Immediately following the completion of the Merger on October 29, 2001, the Operating Partnership became the borrower under the Loan.  The Loan is for ten years and bears interest initially at the one month London Interbank Offered Rate (“LIBOR”) plus 7.5%.  The spread over LIBOR can be reduced to as low as 5.5% based on the outstanding balance on the Loan and if the Operating Partnership meets certain debt service covenant ratios.  As interest rate protection, the Operating Partnership purchased a LIBOR cap on November 8, 2001 for $905,000 which caps the maximum LIBOR rate at 4.25% for five years in determining the interest due on the Loan.

          As part of the Merger, the Operating Partnership loaned $5.2 million of the Loan proceeds to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and to repay $1.7 million of personal debt.  Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, bear interest at the interest rate in effect on the Loan and require monthly interest only payments.  Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes.  As of March 28, 2003, $5.7 million, including accrued interest, was outstanding under these loans.  For purposes of presentation in the consolidated financial statements, the $5.2 million loaned to Messrs. Gottlieb and Lebowitz has been shown as a deduction to stockholders’ equity.

ITEM 14.	CONTROLS AND PROCEDURES

          Within 90 days prior to the date of this report, the Company evaluated the effectiveness of its disclosure controls and procedures.  This evaluation was performed by the Company’s Chief Accounting Officer, its President and its Chief Executive Officer.  These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis.  Based on this evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   Index to Consolidated Financial Statements and Schedules:

(b)   Reports on Form 8-K

       None.

(c)   Exhibits

Exhibit No.	Note	Description

2.1	(10)	The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L realty Corp.

2.2	(11)	Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated September 28, 2001.

2.3	(12)	Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated October 26, 2001.

2.4	(14)	Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

3.1	(1)	Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.2	(3)	Amended and Restated Bylaws of G&L Realty Corp.

10.3	(2)	Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.3.2	(13)	Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

10.5	(1)	Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.9.2	(1)	Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

10.11	(1)	Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

10.12.2	(3)	Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L Financing Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of New York.

10.22	(4)	Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing Partnership II, L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October 31, 1995.

10.25	(5)	Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital Corporation, dated as of September 29, 1995.

10.30	(6)	Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership, L.P. as Borrower and Nomura Asset Capital Corporation as Lender.

10.58	(7)	Limited Liability Company Agreement of G&L Hampden, LLC.

10.77	(8)	Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

10.78	(8)	Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers Corp. as Tenant dated December 1, 1998.

10.79	(8)	Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively “Guarantor”) in favor of G&L Coronado, LLC (“Landlord”).

10.81	(9)	Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender.

(c)   Exhibits - (continued from previous page)

Exhibit No.	Note	Description

10.82	(13)

Credit Agreement among G&L Realty Partnership, L.P., G&L Partnership, LLC, the Several Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001

10.83	(13)

Guarantee and Collateral Agreement made by Daniel M. Gottlieb, Steven D. Lebowitz, G&L Realty Corp. and G&L Realty Partnership, LP in favor of GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001.

21		List of Subsidiaries

99.1		Certification Pursuant to 18 U.S.C. Section 1350

99.2		Certification Pursuant to 18 U.S.C. Section 1350

1)	Previously filed as an exhibit of like number to the Registrant’s Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.

2)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

3)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

4)

Previously filed as Exhibits 10.1 (with respect to Exhibit 10.22), 10.2 (with respect to Exhibit 10.23), and 10.3 (with respect to Exhibit 10.24) to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995 and incorporated herein by reference.

5)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

6)	Previously filed as an exhibit of like number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

7)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.

8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.

9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference

10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.

11)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.

12)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.

13)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.

14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.

c)	Management contract or compensatory plan or arrangement.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders
G&L Realty Corp.:

          We have audited the accompanying consolidated balance sheets of G&L Realty Corp. and subsidiaries (the Company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of G&L Realty Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

          As discussed in Notes 2 and 16 to the financial statements, the Company changed the presentation of the results of operations and realized gains and losses from properties disposed of in accordance with the adoption of Statement of Financial Accountant Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the year ended December 31, 2002.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California March 31, 2003

G&L REALTY CORP.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2002	2001

ASSETS
Rental properties (Notes 3, 17 and 19):
Land	$28,840	$28,599
Building and improvements, net	140,876	137,410
Projects under development	246	—

Total rental properties	169,962	166,009
Cash and cash equivalents	2,366	2,039
Restricted cash	3,267	4,252
Tenant rent and reimbursements receivable, net (Note 4)	7,314	6,197
Unbilled rent receivable, net (Note 5)	3,182	2,661
Mortgage loans and bonds receivable, net (Note 6)	1,829	11,976
Investments in unconsolidated affiliates (Note 7)	4,139	4,581
Deferred charges and other assets, net (Note 8)	5,949	7,309

TOTAL ASSETS	$198,008	$205,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Notes payable (Note 9)	$194,092	$192,698
Accounts payable and other liabilities	5,905	10,583
Tenant security deposits	1,431	1,561

Total liabilities	201,428	204,842
Commitments and Contingencies (Note 10)
Minority interest in consolidated affiliates	(1,148)	(719)
Minority interest in Operating and Senior Care Partnerships	—	—

STOCKHOLDERS’ EQUITY (Notes 11 and 12):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred - 1,495,000 shares issued and outstanding as of December 31, 2002 and 2001, respectively	15	15
• Series B Preferred - 1,380,000 shares issued and outstanding as of December 31, 2002 and 2001, respectively	14	14
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of December 31, 2002 and 2001, respectively	7	7
Additional paid-in capital	40,827	40,827
Distributions in excess of net income	(37,895)	(34,722)
Notes receivable from stockholders	(5,240)	(5,240)

Total stockholders’ (deficit) equity	(2,272)	901

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,008	$205,024

See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2002	2001	2000

REVENUES:
Rent (Notes 5 and 13)	$29,041	$26,428	$25,525
Patient revenues	24,261	21,057	17,820
Tenant reimbursements	2,829	1,894	1,495
Parking	1,534	1,502	1,273
Interest and loan fees	2,459	2,801	2,528
Net gain on sale of assets	—	—	1,263
Other income (Note 10)	1,433	4,484	546

Total revenues	61,557	58,166	50,450

EXPENSES:
Property operations	8,781	8,611	7,798
Skilled nursing operations	21,421	19,004	16,548
Depreciation and amortization	6,282	6,012	5,915
Interest (Note 15)	17,349	13,249	13,557
General and administrative	3,280	3,953	2,892
Provision for doubtful accounts, notes and bonds receivable (Notes 4 and 6)	1,542	1,004	2,288

Total expenses	58,655	51,833	48,998

Income from operations before minority interests and equity in (loss) earnings of unconsolidated affiliates and discontinued operations	2,902	6,333	1,452
Equity in (loss) earnings of unconsolidated affiliates	(140)	205	(417)
Minority interest in consolidated affiliates	(285)	(302)	(182)
Corporate income tax expense	(295)	(85)	—
Minority interest in Operating Partnership	—	—	460

Income from operations before discontinued operations	2,182	6,151	1,313

Discontinued operations (Note 16):
Net loss from operations of discontinued operations	(13)	(21)	(164)
Gain from discontinued operations	2,320	—	—

Total income (loss) from discontinued operations	2,307	(21)	(164)

Net income	4,489	6,130	1,149
Dividends on preferred stock	(7,162)	(7,162)	(7,164)

Net loss available to common stockholders	$(2,673)	$(1,032)	$(6,015)

See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in capital	Distributions in excess of net income	Notes receivable from stockholders	Total stockholders’ equity

	Shares	Amount	Shares	Amount	Shares	Amount

BALANCE JANUARY 1, 2000	1,495	$15	1,380	$14	2,636	$26	$75,412	$(25,412)	$—	$50,055
Repurchase of common and preferred stock					(302)	(3)	(2,971)			(2,974)
Net Income								1,149		1,149
Distributions declared								(8,339)		(8,339)

BALANCE DECEMBER 31, 2000	1,495	15	1,380	14	2,334	23	72,441	(32,602)	—	39,891
Repurchase of common stock Partnership units					(1,624)	(16)	(31,439)			(31,455)
Issuance of notes receivable to stockholders									(5,240)	(5,240)
Net Income								6,130		6,130
Distributions declared							(175)	(8,250)		(8,425)

BALANCE DECEMBER 31, 2001	1,495	15	1,380	14	710	7	40,827	(34,722)	(5,240)	901
Net Income								4,489		4,489
Distributions declared								(7,662)		(7,662)

BALANCE DECEMBER 31, 2002	1,495	$15	1,380	$14	710	$7	$40,827	$(37,895)	$(5,240)	$(2,272)

See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,489	$6,130	$1,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,275	6,063	6,015
Amortization of deferred financing costs	929	703	614
Net gain on sale of assets	—	—	(1,263)
Net gain from discontinued operations	(2,320)	—	—
Loss (gain) on change in value of interest rate hedge	957	(545)	—
Minority interests	285	302	(278)
Unbilled rent receivable	(631)	(249)	(176)
Equity in loss (earnings) of unconsolidated affiliates	140	(205)	417
Provision for doubtful accounts, notes and bonds receivables	1,542	1,004	2,288
(Increase) decrease in:
Prepaid expense and other assets	(232)	(74)	(962)
Tenant rent and reimbursements receivable	(2,570)	(340)	(4,665)
Accrued interest and loan fees receivable	(234)	(1,207)	333
Increase (decrease) in:
Accounts payable and other liabilities	(4,655)	3,706	3,822
Tenant security deposits	(104)	194	38

Net cash provided by operating activities	3,871	15,482	7,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental properties	(2,234)	(3,189)	(3,259)
Purchases of real estate assets	—	—	(10,385)
Sale of real estate assets	5,141	—	8,794
Construction in progress	(246)	171	(13)
Pre-acquisition costs, net	116	(107)	471
Contributions to unconsolidated affiliates	(1,746)	(256)	(482)
Distributions from unconsolidated affiliates	1,717	731	1,262
Leasing commissions	(159)	(488)	(158)
Investments in notes and bonds receivable	(310)	(478)	(283)
Principal payments received from notes and bonds receivable	9,333	807	3,680

Net cash provided by (used in) investing activities	11,612	(2,809)	(373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	14,526	47,550	9,310
Repayment of notes payable	(23,029)	(13,286)	(12,427)
Payment of deferred loan costs	(171)	(2,958)	(270)
Decrease in restricted cash	1,479	372	3,969
Minority interest equity contribution	25	—	486
Purchase of common and preferred stock and partnership units	—	(36,078)	(2,974)
Distributions	(7,986)	(9,025)	(9,807)

Net cash used in financing activities	(15,156)	(13,425)	(11,713)

Continued…

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	327	(752)	(4,754)
BEGINNING CASH AND CASH EQUIVALENTS	2,039	2,791	7,545

ENDING CASH AND CASH EQUIVALENTS	$2,366	$2,039	$2,791

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$16,019	$12,479	$12,178

NONCASH INVESTING AND FINANCING ACTIVITIES
Distributions declared not yet paid	$—	$370	$370

Transfers from projects under development to building	$—	$376	$—

Preferred distributions due to minority partner	$60	$44	$63

Exchange of equity interest in consolidated affiliate for partnership units held by non-affiliated limited partner	$—	$617	$—

Transfer from investments in unconsolidated affiliates To notes receivable	$—	$—	$3,070

Acquisition of property and other assets for assumption of note payable:
Restricted cash	$597
Land	1,390
Buildings and improvements	10,760
Deferred charges and other assets	463
Note receivable	(1,269)

Total	$11,941

Assumption of note payable for property and other assets:
Note payable	$11,941

Net cost of assets transferred from the Company:
Land			$5,640
Building and improvements, net			9,172
Restricted cash			170
Mortgage loans and bonds receivable, net			1,136
Deferred charges and other assets, net			197

			$16,315

Transfer note receivable to land and building:
Land			$252
Building			1,009

Total			$1,261

Notes receivable			$1,261

Concluded

G&L REALTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2002

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
G&L Medical Partnership, L.P., a Delaware limited partnership
(the “Medical Partnership”)*
G&L Gardens, LLC, an Arizona limited liability company
(“Maryland Gardens”)*
`	435 North Roxbury Drive, Ltd., a California limited partnership
(the “Roxbury Partnership”)
GL/PHP, LLC, a Delaware limited liability company (“GL/PHP”)*
G&L Hampden, LLC, a Delaware limited liability company (“Hampden”)*
G&L Valencia, LLC, a California limited liability company (“Valencia”)
G&L Holy Cross, LLC, a California limited liability company (“Holy Cross”)*
G&L Burbank, LLC, a California limited liability company (“Burbank”)*
G&L Tustin, LLC, a California limited liability company (“Tustin”)*
GLH Pacific Gardens, LLC, a California limited liability company (“Pacific Gardens”)
G&L Hoquiam, LLC, a California limited liability company (“Hoquiam”)
G&L Lyons, LLC, a California limited liability company (“Lyons”)
G&L Coronado (1998), LLC, a California limited liability company (“Coronado”)
GLH Tarzana, LLC, a California limited liability company (“Tarzana”)
G&L Heritage Care, LLC, a Delaware limited liability company (“Heritage”)
G&L Massachusetts, LLC, a Delaware limited liability company (“Massachusetts”)
G&L Aspen, LLC, a California limited liability company (“Aspen”)
G&L Tustin II, LLC, a Delaware limited liability company (“Tustin II”)
G&L Tustin III, LLC, a Delaware limited liability company (“Tustin III”)
G&L St. Thomas More, Inc., a Maryland corporation (“St. Thomas More”)

*

The Realty Financing Partnership, the Medical Partnership, Maryland Gardens, GL/PHP, Hampden, Holy Cross, Burbank and Tustin are herein defined collectively as the “Financing Entities” and individually as the “Financing Entity”.

          The Company, as the sole general partner and as owner of an approximately 95% ownership interest, controls the Operating Partnership and the Senior Care Partnership.  The Company controls the Financing Entities through wholly owned subsidiaries incorporated in either the State of Delaware or the State of California (collectively, the “Subsidiaries” and individually, a “Subsidiary”).  Each Subsidiary either (i) owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity or (ii) owns no interest and acts as the manager of the Financing Entity.

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

2.     Summary of Significant Accounting Policies

          Business-- The Company is a self-managed Real Estate Investment Trust (“REIT”) that acquires, develops, manages, finances and leases healthcare properties.  The Company’s business currently consists of investments in healthcare properties.  Investments in healthcare properties consist of acquisitions, made either directly or through joint ventures, in medical office buildings (“MOBs”), skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”).

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

          Properties-- The Operating Partnership, the Senior Care Partnership, the Realty Financing Partnership, the Medical Partnership, Maryland Gardens, the Roxbury Partnership, GL/PHP, Hampden, Valencia, Holy Cross, Burbank, Tustin, Pacific Gardens, Hoquiam, Lyons, Heritage, Massachusetts, Aspen, Coronado, Tustin II,  Tustin III and St. Thomas More own a 100% fee simple interest in all of the properties.

          Income taxes-- The Company expects to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”).  As a REIT, the Company is generally not subject to corporate Federal income taxes so long as it distributes at least 90% of its taxable income to stockholders and meets certain other requirements relating to its income and assets.  For the years ended December 31, 2002, 2001 and 2000, the Company met all of these requirements.  Though as a REIT the Company is generally not permitted to operate properties, in 2000, the Company foreclosed upon and took over the operations at its three SNFs located in Hampden, Massachusetts.  Under Section 856(e) of the Code, the Company has the ability to operate these properties as “foreclosure property” for a period of up to three years after the year in which the foreclosure took place.  However, the Company must pay Federal and State income taxes on the taxable income produced by these three facilities during this period.  As a result, the Company has included $220,000 and $85,000 of corporate income tax expense in its financial statements for the years ended December 31, 2002 and 2001, respectively, with respect to these properties.    The Company included an additional $75,000 of corporate income tax expense in its financial statements for the year ended December 31, 2002 related to its investment in a taxable REIT subsidiary under Section 856(l) of the Internal Revenue Code.  The taxable REIT subsidiary owns a SNF in Maryland and leases the SNF to an operator.  State income tax requirements are similar to Federal requirements.

          Real estate and depreciation-- Rental property is recorded at cost less accumulated depreciation.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	40 years
Tenant improvements	Life of lease
Furniture, fixtures and equipment	5 years

          Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $5,972,000, $5,730,000 and $5,697,000 respectively.  Expenditures for maintenance and repairs are charged to operations as incurred.  Significant renovations and all costs directly related to acquisitions are capitalized.

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

          Allowance for uncollectible amounts—Tenant rent and reimbursements receivable and unbilled rent receivable are carried net of the allowances for uncollectible amounts.  Management determines the adequacy of the allowances based upon the specific individual receivables, management’s knowledge of the business and other relevant factors.

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

          Minority interest in consolidated affiliates-- The Operating Partnership, as sole general partner, has a 32.81% ownership interest in the Roxbury Partnership which owns the property located at 435 North Roxbury Drive.  The minority interest is a debit balance that resulted from depreciation allocations and cash distributed to partners in excess of their original investment and subsequent accumulated earnings.  It is management’s opinion that the deficit is adequately secured by the unrecognized appreciated value of the Roxbury property and will be recovered through an accumulation of undistributed earnings or sale of the property.   The Senior Care Partnership owns a 93% interest in Pacific Gardens and an 85% interest in Tarzana.

          Long-lived assets-- The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset.  Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized.  The Company recorded no impairment losses in 2002, 2001 and 2000.

          Financial instruments--The estimated fair value of the Company’s financial instruments is determined using available market information and appropriate valuation methodologies.  However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value.  The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.  The book value of cash, cash equivalents, tenant rent and other accounts receivable, accounts payable and other liabilities approximates fair value due to their short-term maturities.  The carrying amount of the Company’s variable rate notes payable as of December 31, 2002 and 2001 approximate fair value because the interest rates are comparable to rates currently being offered to the Company.  The fair value of the Company’s fixed rate notes payable as of December 31, 2002 and 2001 was $168.0 million and $139.9 million, respectively because the interest rates on the Company’s fixed rate notes payable were higher for both 2002 and  2001  than the rates being offered to the Company at that time.  The estimated fair values of the Company’s mortgage loans and bonds receivable, are based upon market values of loans and bonds receivable with similar characteristics adjusted for risk inherent in the underlying transactions.  Management estimates that the fair value of the Company’s mortgage loans and bonds receivable approximate their amortized cost basis, after adjustment for the allowance for amounts deemed to be uncollectible.

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

          Derivative financial instruments--The Company is exposed to the effect of interest rate changes in the normal course of business.  Under certain circumstances, the Company mitigates these risks by following established risk management policies and procedures which include the periodic use of derivatives.  The Company’s primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows.  The Company employs derivative instruments that are designated as cash flow hedges, including interest rate swaps and caps, to effectively convert a portion of its variable-rate debt to fixed-rate debt.  The Company does not enter into derivative instruments for speculative purposes.

          In November 2001, the Company purchased an interest rate cap for $905,000 to protect against an increase in the one month LIBOR rate on a $35 million variable rate loan the Company obtained in October 2001.  The interest rate cap is for a term of five years and protects the Company on a specific portion of the loan, which decreases over the term of the cap, on any increase in the one month LIBOR rate above 4.25% per annum.  SFAS 133 requires the Company to record the interest rate cap on the balance sheet at fair value and to record changes in the fair value of the interest rate cap in the statement of operations.  For the year ended December 31, 2001, the Company recognized a $0.5 million gain on the fair market value of its LIBOR interest rate cap while recognizing a $1.0 million loss for the year ended December 31, 2002.

          Recent accounting pronouncements--In January 2002, the Company adopted the provisions of SFAS 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  This statement discontinues the practice of amortizing goodwill and other intangible assets and requires a periodic review process for impairment.  This statement also requires that a portion of the purchase price of real estate acquisitions be assigned to the fair value of an intangible asset for above market operating leases or to an intangible liability for below market operating leases.  Such intangible assets or liabilities are then required to be amortized into revenue over the remaining life of the respective leases.   The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition for the year ended December 31, 2002.

          In January 2002, the Company adopted the provisions of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  This statement addresses financial accounting and reporting for the disposal of long-lived assets and supercedes FAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  In accordance with SFAS 144, the net income and net gain or loss on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented.  In accordance with EITF 87-24 “Allocation of Interest to Discontinued Operations”, the Company has allocated interest on debt that is required to be repaid as a result of the disposal transactions to discontinued operations, but has elected not to allocate consolidated interest that is not directly attributable to the disposition property.  The net income or loss and the net gain or loss on dispositions of operating properties sold prior to December 31, 2001 are included in continuing operations for all periods presented.  The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition for the year ended December 31, 2002.

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

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees.  Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value.  FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote.  The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002.  The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002.  Management does not expect the adoption of the initial recognition and measurement provisions will have a material effect on the Company’s results of operations or financial condition.

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to and entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003.  For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46. These investments include real estate joint ventures with assets totaling $44 million as of December 31, 2002. The Company’s maximum exposure to loss represents its recorded investment in these real estate joint ventures totaling $4.1 million as of December 31, 2002. The Company believes that many of these entities will not be consolidated, and may not ultimately fall under the provisions of FIN 46. The Company cannot make any definitive conclusion until it completes its evaluation.

3.     Buildings and Improvements

          Buildings and improvements consist of the following:

	December 31,

	2002	2001

	(in thousands)
Buildings and improvements	$162,831	$155,774
Tenant improvements	12,379	11,983
Furniture, fixtures and equipment	5,105	3,526

	180,315	171,283
Less accumulated depreciation and amortization	(39,439)	(33,873)

Total	$140,876	$137,410

4.     Tenant Rent and Reimbursements Receivable

          Tenant rent and reimbursements receivable are net of an allowance for uncollectible amounts of $1,142,000 and $1,261,000 as of December 31, 2002 and 2001, respectively.  The activity in the allowance for uncollectible tenant accounts for the three years ending December 31, 2002, was as follows:

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Balance, beginning of year	$1,261	$555	$3,409
Additions	1,316	858	1,007
Charge-offs	(1,435)	(152)	(3,861)

Balance, end of year	$1,142	$1,261	$555

5.     Unbilled Rent Receivable

          The Company has operating leases with tenants that expire at various dates through 2012.  The minimum rents due under these leases are subject to either scheduled fixed increases or adjustments based on the Consumer Price Index.  Generally accepted accounting principles require that rents due under operating leases with fixed increases be averaged over the life of the lease.  This practice, known as “straight-line rents” creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed (this occurs primarily at the inception of the lease period).  As the lease approaches its expiration date, billed rent will eventually exceed the amount of straight-line rent causing the unbilled rent receivable to decline.  The straight-line rent calculation assumes no new or re-negotiated rents or extension periods during the life of the lease and excludes operating cost reimbursements.  The following table summarizes future rents due under existing leases and the corresponding straight-line rent calculation as of December 31, 2002:

Year Ending December 31,	Future Minimum Rent	Straight-line Rent	Unbilled Rent Receivable

	(in thousands)
2003	$17,466	$17,441	$25
2004	15,081	14,698	383
2005	12,829	12,166	663
2006	10,218	9,409	809
2007	5,793	5,329	464
Thereafter	8,862	7,652	1,210

Total	$70,249	$66,695	$3,554

          The activity in the allowance for unbilled rent, recorded as a reduction of rental revenue for the three years ending December 31, 2002, consisted of the following:

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Balance, beginning of year	$475	$394	$706
Additions	25	81	76
Charge-offs	(128)	—	(388)

Balance, end of year	$372	$475	$394

6.     Mortgage Loans and Bonds Receivable

          Mortgage loans and bonds receivable consist of the following:

	December 31,

	2002	2001

	(in thousands)
Secured bond receivable due December 15, 2029, interest payable semiannually at 8.75% per annum	$1,218	$1,218
Unsecured promissory note due January 31, 2010, principal and interest payable monthly at 10% per annum	567	567
Secured Note due April 1, 2008, interest payable semiannually at 10% per annum (This note is currently in default)	150	150
Unsecured promissory note due September 1, 2000, interest payable at 10% per annum (This note is currently in default)	1,000	1,000
Unsecured promissory note due July 1, 2000, interest payable at 10% per annum (This note is currently in default)	79	79
Secured promissory note due August 25, 1998, interest payable at 12% per annum (This note is currently in default).	2,377	2,377
Unsecured promissory note receivable due April 11, 2003, interest payable monthly at 10%	290	290
Secured Promissory Note due March 31, 2009, collateralized by deed of trust, principal and interest payable monthly at 12% per annum. This note was repaid in January 2002	—	7,617
Unsecured Promissory Note due March 31, 2009, principal and interest payable monthly at 12% per annum. This note was repaid in January 2002	—	2,700

Face value of mortgage loans and bonds receivable	5,681	15,998
Accrued interest	623	462
Allowance for uncollectible amounts	(4,475)	(4,484)

Total mortgage loans and bonds interest receivable	$1,829	$11,976

          The activity in the allowance for uncollectible notes receivable for the three years ending December 31, 2002, is as follows:

	Year ended December 31,

	2002	2001	2000

	(in thousands)
Balance, beginning of year	$4,484	$5,527	$4,576
Additions	89	146	2,861
Charge-offs	(98)	(1,189)	(1,910)

Balance, end of year	$4,475	$4,484	$5,527

7.     Investments In Unconsolidated Affiliates

          The Company has investments in various unconsolidated affiliates as described in Note 1.  The following tables provide a summary of the Company’s investment in each of these entities as of December 31, 2002 and 2001 (in thousands).

	GLN Capital	San Pedro	Penasquitos LLC	Heritage Place	Aurora	Pacific Park	Radius	Eagle Run, Inc.	EagleRun	Lakeview	Total

Opening balance at beginning of year	$807	$1,351	$(358)	$—	$—	$—	$—	$(501)	$375	$398	$2,072
Equity in earnings (loss) of affiliates	5	169	(186)	—	—	48	43	53	48	(320)	(140)
Cash contributions	1	—	69	—	17	—	1,174	—	—	364	1,625
Cash distributions	(813)	—	—	—	—	—	—	(468)	—	—	(1,281)

Equity, before inter-company adjustments	—	1,520	(475)	—	17	48	1,217	(916)	423	442	2,276
Intercompany receivable (payable), net	—	37	292	14	—	(672)	—	36	48	2,108	1,863

Investment in unconsolidated affiliates	$—	$1,557	$(183)	$14	$17	$(624)	$1,217	$(880)	$471	$2,550	$4,139

	GLN Capital	San Pedro	Penasquitos LLC	Penasquitos Inc.	Heritage Park	Pacific Gardens Corp.	Eagle Run, Inc.	EagleRun	Lakeview	Total

Opening balance at beginning of year	$765	$1,144	$161	$20	$—	$(312)	$(370)	$655	$250	$2,313
Equity in (loss) earnings of affiliates	(4)	207	(147)	—	—	312	(131)	(32)	—	205
Cash contributions	46	—	70	—	—	—	—	—	188	304
Cash distributions	—	—	(442)	—	—	—	—	(248)	(40)	(730)

Equity, before inter-company adjustments	807	1,351	(358)	20	—	—	(501)	375	398	2,092
Intercompany receivable (payable), net	67	71	291	(20)	14	—	29	48	1,989	2,489

Investment in unconsolidated affiliates	$874	$1,422	$(67)	$—	$14	$—	$(472)	$423	$2,387	$4,581

          Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 2002 (in thousands).

	GLN	San Pedro	Penasquitos LLC	Penasquitos Inc.	Aurora	Heritage Place	Pacific Park	Eagle Run Inc.	Eagle Run	Radius	Lakeview	Total

Financial Position:
Land	$—	$2,011	$641	$—	$—	$750	$822	$—	$1,191	$200	$947	$6,562
Buildings	—	4,205	6,056	—	—	—	2,875	—	4,524	5,753	7,830	31,243
Notes receivable, net	—	—	—	—	—	—	—	—	—	—	—	—
Other assets	7	446	954	—	17	238	1,556	399	1,341	1,147	392	6,497
Notes payable	—	(4,542)	(8,377)	—	—	(940)	(4,582)	—	(7,025)	(5,457)	(7,825)	(38,748)
Other liabilities	(7)	(947)	(388)	(10)	—	(48)	(407)	(1,404)	(98)	(67)	(918)	(4,294)

Net assets	$—	$1,173	$(1,114)	$(10)	$17	$—	$264	$(1,005)	$(67)	$1,576	$426	$1,260

Partner’s equity:
Company	$—	$1,520	$(475)	$20	$17	$—	$48	$(916)	$423	$1,217	$442	$2,296
Others	—	(347)	(639)	(30)	—	—	216	(89)	(490)	359	(16)	(1,036)

Total equity	$—	$1,173	$(1,114)	$(10)	$17	$—	$264	$(1,005)	$(67)	$1,576	$426	$1,260

Operations:
Revenues	$9	$1,186	$661	$—	$—	$—	$783	$3,504	$924	$467	$599	$8,133
Expenses	—	(960)	(1,033)	—	—	—	(687)	(3,398)	(828)	(409)	(1,239)	(8,554)

Net income (loss)	$9	$226	$(372)	$—	$—	$—	$96	$106	$96	$58	$(640)	$(421)

Allocation of net income (loss):
Company.	$5	$169	$(186)	$—	$—	$—	$48	$53	$48	$43	$(320)	$(140)
Others	4	57	(186)	—	—	—	48	53	48	15	(320)	(281)

Net income (loss)	$9	$226	$(372)	$—	$—	$—	$96	$106	$96	$58	$(640)	$(421)

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 2001 (in thousands).

	GLN Capital	San Pedro	Penasquitos LLC	Penasquitos Inc.	Heritage Park	Pacific Gardens Corp.	Eagle Run Inc.	Eagle Run	Lakeview	Total

Financial Position:
Land	$—	$1,882	$641	$—	$750	$—	$—	$1,191	$947	$5,411
Buildings	—	4,239	6,248	—	—	—	—	4,713	—	15,200
Notes receivable, net	1,586	—	—	—	—	—	—	—	—	1,586
Other Assets	—	327	1,149	—	238	—	493	1,933	7,209	11,349
Notes payable	—	(4,640)	(8,426)	—	(940)	—	—	(7,025)	(6,602)	(27,633)
Other liabilities	(69)	(614)	(174)	(10)	(48)	—	(1,494)	(40)	(1,000)	(3,449)

Net assets	$1,517	$1,194	$(562)	$(10)	$—	$—	$(1,001)	$772	$554	$2,464

Partner’s equity:
Company	$807	$1,351	$(358)	$20	$—	$—	$(501)	$375	$398	$2,092
Others	710	(157)	(204)	(30)	—	—	(500)	397	156	372

Total Equity	$1,517	$1,194	$(562)	$(10)	$—	$—	$(1,001)	$772	$554	$2,464

	GLN Capital	San Pedro	Penasquitos LLC	Penasquitos Inc.	Heritage Park	Pacific Gardens Corp.	Eagle Run Inc.	Eagle Run	Lakeview	Total

Operations:
Revenues	$—	$1,169	$657	$—	$—	$312	$3,048	$688	$—	$5,874
Expenses	(8)	(962)	(949)	—	—	—	(3,310)	(752)	—	(5,981)

Net (loss) income	$(8)	$207	$(292)	$—	$—	$312	$(262)	$(64)	$—	$(107)

Allocation of net (loss) income:
Company	$(4)	$207	$(147)	$—	$—	$312	$(131)	$(32)	$—	$205
Others	(4)	—	(145)	—	—	—	(131)	(32)	—	(312)

Net (loss) income	$(8)	$207	$(292)	$—	$—	$312	$(262)	$(64)	$—	$(107)

8.     Deferred Charges and Other Assets

          Deferred charges and other assets consist of the following:

	December 31,

	2002	2001

	(in thousands)
Deferred financing costs	$6,779	$7,467
Pre-acquisition costs	6	257
Leasing commissions	1,953	1,974
Prepaid expense and other assets	559	483

	9,297	10,181
Less accumulated amortization	(3,348)	(2,872)

Total	$5,949	$7,309

9.     Notes Payable

	December 31,

Notes payable consist of the following:	2002	2001

	(in thousands)
$7,831,000 Note due April 1, 2008 collateralized by deed of trust, monthly principal and interest payments of $56,000, interest at 7.05% per annum.	$7,207	$7,359
$7,500,000 Note due December 11, 2008, collateralized by deed of trust, monthly principal and interest payments of $50,000, interest at 6.90% per annum.	7,161	7,255
$3,500,000 Secured line of credit due July 13, 2003, interest payable at Prime plus 2.0% per annum.	2,357	1,440
$8,100,000 Note due April 1, 2008, collateralized by deed of trust, monthly principal and interest payments of $58,000, interest at 7.05% per annum.	7,456	7,613
$2,475,000 Note due September 1, 2008 collateralized by deed of trust, monthly principal and interest payments of $18,000, interest at 7.49% per annum.	2,305	2,349
$3,267,000 Note due April 1, 2008 collateralized by deed of trust, monthly principal and interest payments of $23,000, interest at 7.05% per annum.	3,007	3,071
$5,225,000 Note due January 1, 2019 collateralized by deed of trust, monthly principal and interest payments of $38,209, interest at 6.75% per annum.	4,661	4,817
$1,333,125 Note due April 1, 2008 collateralized by deed of trust, monthly principal and interest payments of $9,554, interest at 7.05% per annum.	1,227	1,253
$35,000,000 Note due August 11, 2006, collateralized by deed of trust, monthly payments of $282,000 of principal and interest, interest at 8.492% per annum.	31,987	32,585
$30,000,000 Note due August 11, 2005, collateralized by deed of trust, monthly principal and interest payments of $229,000, interest at 7.89% per annum.	26,521	27,126
$11,400,000 Note due September 1, 2034, collateralized by deed of trust, monthly principal and interest payments of $77,000, interest at 8% per annum.	11,137	11,220
$10,000,000 Note due July 1, 2009 collateralized by deed of trust, monthly principal and interest payments of $58,000, interest at 6.85% per annum.	9,260	9,490
$1,440,000 Note due July 1, 2009 collateralized by deed of trust, monthly principal and interest payments of $11,000, interest at 7.375% per annum.	1,360	1,385
$13,920,000 Note due January 1, 2004 collateralized by deed of trust, monthly principal and interest payments at LIBOR plus 4.0% per annum.	13,168	13,499
$35,000,000 Note due October 29, 2011, monthly principal and interest payable at LIBOR plus 7.50% per annum	33,095	34,873

$7,200,000 Note due on August 1, 2011, collateralized by deed of trust, monthly principal and interest of $50,000, interest at 7.51% per annum	7,121	7,182
$250,000 Unsecured note due October 1, 2002, monthly principal and interest payments at Prime plus 1.0%	220	250
$8,327,000 Note due May 17, 2037, collateralized by deed of trust, monthly principal and interest payments of $53,000, interest at 6.95% per annum.	8,296	—
$11,941,000 Note due January 1, 2027, collateralized by deed of trust, monthly principal and interest payments of $85,000, interest at 7.05% per annum.	11,773	—
$4,300,000 Note due July 1, 2005, collateralized by deed of trust, monthly principal and interest payments of $27,000, interest at LIBOR plus 4.5% per annum.	4,300	—
$483,000 Unsecured promissory note due May 17, 2017, interest rate of 8.0% per annum, monthly principal and interest payments of $4,600.	473	—
$7,500,000 Note due January 21, 2002 collateralized by deed of trust, monthly principal and interest payments at Prime plus 0.75% per annum.	—	2,342
$8,500,000 Note due January 1, 2002, collateralized by deed of trust, monthly principal and interest payments at LIBOR plus 2.75% per annum.	—	8,275
$2,100,000 Note due November 1, 2002, collateralized by deed of trust, monthly principal and interest payments at LIBOR plus 3.40% per annum.	—	2,044
$800,000 Unsecured note due May 1, 2006, monthly principal and interest payments of $5,600, interest at 7.50% per annum.	—	785
$950,000 Note due May 1, 2006, collateralized by a second deed of trust, monthly principal and interest payments of $7,300, interest at 8.50% per annum.	—	936

$5,800,000 Note due in 2006, collateralized by deed of trust, monthly principal and interest payments of $48,000, interest at 8.30% per annum.	—	5,549

Total	$194,092	$192,698

          As of December 31, 2002, 30-day LIBOR was 1.382% and the prime rate was 4.25%.

          Aggregate future principal payments as of December 31, 2002 are as follows:

Years Ending December 31

(in thousands)
2003	$20,263
2004	9,251
2005	30,098
2006	34,671
2007	5,239
Thereafter	94,570

Total	$194,092

10.     Commitments and Contingencies

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

          There are a number of stockholder class actions pending against the Company and its directors that arose out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company’s common stock not then owned by them.  The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000.  A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000.  This suit was voluntarily dismissed without prejudice on June 7, 2001, and re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001.  Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001.  Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001.  In addition, a group of four individual shareholders who sought to acquire the Company also filed suit against the Company and its directors arising out of the same conduct alleged in the class actions.  This suit, Lyle Weisman, et al. v. G & L Realty Corp., et al., case number BC 271401, was filed in the Superior Court of California, County of Los Angeles, on April 4, 2002.  On January 17, 2003, the Company filed a cross-complaint against the Weisman plaintiffs alleging causes of action for intentional interference with contract and prospective economic advantage, fraud, negligent misrepresentation and unfair competition.  All these actions assert claims for breach of fiduciary duty and seek compensatory damages and other relief.  The Lukoff, Abrons and Harbor Finance actions have been consolidated for all purposes and the Morse action has been stayed by stipulation of the parties subject to approval of the court.  These lawsuits are covered by $5 million of directors and officer’s liability insurance.

          The Company is the guarantor on a $300,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner.  In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa, Oklahoma.  In order to facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma.  The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments.  To date, the letter of credit has not been accessed and the property is current on its interest payments to all debt holders.  The Company’s maximum liability under the guarantee is $300,000, although the Company does not anticipate having to pay anything under this letter of credit.  As such, the Company has recorded no liability on its balance sheet related to this guarantee as of December 31, 2002.  In addition, the Company holds an unsecured promissory note from NVHF in the amount of $562,000.   The Company has held the note for almost three years and NVHF is current on all payments due under the terms of the note.

          As of March 29, 2003, a joint venture in which the Company is a 50% owner was under contract to purchase a psychiatric facility located in Aliso Viejo, California for $5.5 million.  As part of the joint venture agreement, the Company is required to contribute 75% of the equity capital to the joint venture in order to purchase and substantially remodel the psychiatric facility.  The Company estimated its capital commitment related to this joint venture to be approximately $1 million over the next 18 months.

11.     Stockholders’ Equity

          In May 1997, the Company issued 1,495,000 shares of the 10.25% Series A Preferred Stock, from which it received net proceeds of $35.4 million.   In November 1997, the Company issued 1,380,000 shares of 9.8% Series B Preferred Stock and received net proceeds of $32.6 million.   The Company’s preferred stock has no stated maturity, is not subject to any sinking fund requirements and is not convertible into or exchangeable for any property or other securities of the Company.  The Company, at its sole discretion, may call the Series A and Series B Preferred Stock at any time after June 1, 2001 and January 1, 2002, respectively.  All classes of the Company’s preferred stock have a par value of $0.01 and rank senior to the Company’s common stock with respect to payment of dividends and upon liquidation.  All classes of Preferred Stock are on parity with all other classes of the Company’s Preferred Stock for payment of dividends and liquidation purposes.  In the event of liquidation, or if the Company elects to call the Preferred Stock, holders of the Company’s Preferred Stock are entitled to receive $25.00 per share plus any accrued and unpaid dividends, whether or not such dividends have been declared by the Company’s Board of Directors.  Holders of the Company’s Series A Preferred Stock are entitled to receive monthly dividends at an annual rate of $2.56 per share.  Series B Preferred Stockholders are entitled to receive monthly dividends at an annual rate of $2.45 per share.

          On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the “Merger”).  The Company was the survivor in the Merger.  G & L Acquisition, LLC was owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company.  Upon completion of the Merger, each outstanding share of the Company’s Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest.  After completion of the Merger, the Company’s Common Stock was delisted from the New York Stock Exchange.

          In order to fund the Merger and related transactions, Messrs. Gottlieb and Lebowitz obtained a loan from GMAC Commercial Mortgage Corporation (“GMAC”) in the amount of $35 million (the “Loan”).  Immediately following the completion of the Merger on October 29, 2001, the Operating Partnership became the borrower under the Loan.  The Loan is for ten years and bears interest initially at the 30 day London Interbank Offered Rate (“LIBOR”) plus 7.5%.  The interest rate spread over 30 day LIBOR can be reduced to as low as 5.5% based on the outstanding balance on the Loan and if the Operating Partnership meets certain debt service covenant ratios.  As interest rate protection, the Operating Partnership purchased a LIBOR cap on November 8, 2001 for $905,000 which caps the maximum 30 day LIBOR rate at 4.25% for five years in determining the interest due on the Loan.   For the year ended December 31, 2001, the Company recognized a $0.5 million gain on the fair market value of its LIBOR interest rate cap while recognizing a $1.0 million loss for the year ended December 31, 2002.

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

          The Operating Partnership used $28.1 million of the Loan proceeds to fund the Merger consideration of $13.00 per share for each outstanding share of the Company’s Common Stock, other than a portion of the shares held by Messrs.

Gottlieb and Lebowitz.  The Operating Partnership loaned $5.2 million of the Loan proceeds to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock  and to repay $1.7 million of personal debt.  For purposes of presentation in these consolidated financial statements, the $5.2 million loaned to Messrs. Gottlieb and Lebowitz and been shown as a deduction to stockholders’ equity.  The remaining Loan proceeds were used to purchase the LIBOR cap described above and to pay fees and other costs associated with the Loan.

          Immediately prior to the Merger, the Company created a new partnership named G&L Senior Care Partnership, L.P. (the “Senior Care Partnership”) and the Operating Partnership transferred its interest in Maryland Gardens, GL/PHP, Hampden, Pacific Gardens, Hoquiam, Tarzana, Heritage, Massachusetts, Aspen, GLN, Penasquitos LLC, Penasquitos Inc., Eagle Run, Eagle Run Inc., Lakeview and Heritage to the Senior Care Partnership.  In addition, the Operating Partnership also transferred its direct ownership of a 183-bed hospital in Tustin, California along with the debt secured by this property, a 20-unit apartment complex in Phoenix, Arizona and all of its mortgage and notes receivable outstanding to the Senior Care Partnership.  The creation of the Senior Care Partnership and the transfer of the Company’s Non-MOB assets to this partnership were part of the terms and conditions of the Loan.

          Also immediately prior to the Merger, two of the limited partners of the Operating Partnership traded their limited partnership units back to the Operating Partnership in exchange for an increased limited partnership interest in the Roxbury Partnership.  This exchange decreased the Operating Partnership’s interest in the Roxbury Partnership from 61.75% to 32.81%.

          Distributions in excess of net income-- As described in Note 2, the Company has elected to be treated as a REIT for Federal income tax purposes.  As such, the Company is required to distribute at least 90% of its annual taxable income.

          For the years ended December 31, 2002, 2001 and 2000, cash distributed in the form of dividends to holders of the Company’s Common Stock exceeded the Company’s taxable income and is therefore considered to be a return of capital.  In 2002, 2001 and 2000, 100% of the Company’s dividend was considered a return of capital to common stockholders.  In 2002, dividends paid to holders of the Company’s preferred stock were considered a 40.8% return of capital to preferred stockholders, 32.9% taxable as long-term capital gain, 3.4% taxable as Section 1250 unrecaptured gain on sale and the remaining 22.9% taxable as ordinary income.  In 2001, dividends paid to holders of the Company’s preferred stock were considered a 26.1% return of capital to preferred stockholders.  In previous years, the dividends paid to holders of the Company’s preferred stock were fully taxable as ordinary income.

12.     Stock Incentive Plan

          Until October 29, 2001, the Company had a stock incentive plan under which an aggregate of 209,500 shares of the Company’s Common Stock were reserved for issuance.  Options were granted at per share amounts not less than fair market value at the date of grant and expire ten years thereafter.  Granted options vested in even increments over a two or three year period beginning one year from the grant date.  The Company does not charge the estimated compensation cost of options granted against income.  Compensation cost is estimated to be the fair value of all options granted based on the Binomial option-pricing model.  Based upon the stock price at the date of grant, the costs associated with options granted in the year ended December 31, 2000 is $88,000.  If the compensation costs had been charged against income at the time of vesting, adjusted for shares exercised and canceled during the period, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000

	(in thousands, except per share amounts)
Net Income (Loss):
As reported	$4,489	$6,130	$1,149
Pro forma	N/A	N/A	$1,061

Loss per share:

As reported:
Basic	N/A	N/A	$(2.53)
Fully diluted	N/A	N/A	$(2.53)
Pro forma:
Basic	N/A	N/A	$(2.57)
Fully diluted	N/A	N/A	$(2.57)

          Pursuant to the merger agreement dated October 29, 2001, each outstanding option has been cancelled.  The agreement provided that each option holder would be entitled to receive a cash amount equal to $13.00 less the exercise price for each share of common stock subject to the option, payable after the effective time of the merger for a vested or unvested option.  In addition, upon the execution of the merger agreement, all unvested options held by Daniel M. Gottlieb and Steven D. Lebowitz became fully vested and exercisable.  During 2001, the amount paid by the Company to cancelled option holders was approximately $683,000.

          A summary of the status of the Company’s stock incentive plan as of December 31, 2001 and 2000, and changes during the years ending on those dates is presented in the following table.  The average price presented below represents the weighted average exercise price based upon the market value at the grant date.

	2001		2000

	Shares	Average Price	Shares	Average Price

Outstanding, Beginning of year	250,000	$11.16	151,000	$12.88
Granted	—	—	102,000	8.85
Exercised	—	—	—	—
Forfeited or canceled	(250,000)	11.16	(3,000)	18.92

Outstanding, End of year	—	—	250,000	$11.16

Options exercisable At year-end	—	—	172,882	$16.11
Weighted-average fair value of options granted during the year	—	—	$2.60

Fair value of options- The Company estimated the fair value of the options granted in 2000 based on the following assumptions:

Year Ended December 31, 2000

Risk-free interest rate	4.98%
Expected life of the option	3 years
Expected volatility of stock	50.00%
Expected dividends	$0.50

          The Company assumes that the equivalent risk-free interest rate is the closing market rate, on the last trading day of the year, for three-year treasury bills.

          The Company’s stock incentive plan was introduced in conjunction with its initial public offering on December 16, 1993.  Based upon the number of options exercised and cancelled since the inception of the plan, the Company assumed the estimated life of the outstanding option agreements to be three years.

13.     Concentration of Credit Risk

          The Company is subject to the all risks associated with leasing property, including but not limited to, the risk that upon the expiration of leases for space located in the Company’s properties, the leases may not be renewed, the space may not be re-leased or the terms of renewal or re-leasing (including any cost of required renovations or concessions to tenants) may be less favorable than current lease terms.  If the Company is unable to promptly re-lease or renew leases for a significant portion of its space or if the rental rates upon renewal or re-leasing are significantly lower than expected, the Company’s earnings and the ability to make distributions to stockholders may be adversely affected.  Most of the tenants in the Company’s healthcare properties provide specialized health care services.  The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industry in which the tenants operate.

          Many of the Company’s medical office properties are in close proximity to one or more local hospitals.  Relocation or closure of a local hospital could make the Company’s nearby properties (particularly those outside of the Beverly Hills area) less desirable to doctors and healthcare providers affiliated with the hospital and affect the Company’s ability to collect rent due under existing leases, renew leases and attract new business.

          A portion of the Company’s assets are invested in debt instruments secured by long-term senior care or skilled nursing facilities.  The ability of the facility owners to pay their obligations as they come due, as well as their ability to obtain other permanent financing through the sale of bonds or other forms of long-term financing is dependent upon their ability to attract patients who are able to pay for the services they require.  These facilities have complex licensing requirements as do the professionals they employ.  The majority of the services rendered are paid by various federal, state and local agencies.  Each of these facilities function in a complex environment of changing government regulations which have a significant impact on economic viability.

          G&L Hampden, LLC, a wholly owned subsidiary of the Company, acquired three SNFs in Massachusetts on October 28, 1997 from Hampden Nursing Homes, Inc. (“HNH”), a nonprofit corporation. Lenox Healthcare, Inc. (“Lenox”) managed the three facilities from October 1998 through December 1999.  In November 1999, Lenox filed for bankruptcy protection.  The Company immediately moved to replace Lenox as the manager of the nursing homes.  In January 2000, the Company received the bankruptcy court’s permission to replace Lenox as the manager and a new management firm, a subsidiary of Roush & Associates (“Roush”), was immediately retained.  Although Lenox managed these Massachusetts nursing homes, HNH held the licenses necessary to operate the facilities.  In March 2000, the Company successfully transferred the licenses to G&L Massachusetts, LLC, a subsidiary of the Operating Partnership.  Revenue from the three Massachusetts nursing homes represented approximately 39.4% of the Company’s total revenues in 2002.  Roush is an experienced skilled nursing facility operator and the Company’s management believes that Roush will be able to profitably manage these facilities for the Company; however, the financial position of the Company, and its ability to make expected distributions to stockholders, may be adversely affected in the event that Roush experiences financial difficulties.

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

14.     Segment Information

           The Company’s business currently consists of the following segments:

•

Medical office buildings – These investments consist of 23 high quality MOBs, two retail facilities and one parking facility totaling approximately 857,000 rentable square feet and all located in Southern California.  These properties are owned either directly by the Company or indirectly through joint ventures.

•

Skilled nursing facilities – These investments consist of eight SNFs and one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona.  The SNFs are located in Hampden, Massachusetts; Phoenix, Arizona; Hoquiam, Washington; Hyattsville, Maryland and Chico, California.  Seven of the SNFs and the apartment complex are owned 100% by the Company.  On April 10, 2002, the Company acquired, through a joint venture, a 75% interest in a 120-bed SNF in Massachusetts.  In addition, the Company currently holds the operating license in three of the eight SNFs.  On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts.  The Company then entered into a management agreement with a third-party company to manage the facility.  As a result, all of the assets, liabilities, revenues and expenses of these SNFs are reflected in the consolidated financial statements of the Company and the segment information provided below.  The Company will be required to pay the applicable corporate income tax on any net income produced by the SNFs located in Hampden, Massachusetts, although the Company’s REIT status will not be affected. While the Company does not intend to hold these operating licenses for the long term, the Company believes it is currently in the best interests to own the licenses to operate these facilities.

•

Assisted living facilities  – These investments consist of five ALFs, all owned through joint ventures.  The five ALFs contain over 350 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs.

•

Debt obligations – These investments consist of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities.  As of December 31, 2002, the Company had seven loans outstanding with a net book value of $1.8 million.

                       The tables on the following pages reconcile the Company’s income and expense activity for the years ending December 31, 2002, 2001 and 2000 and balance sheet data as of December 31, 2002 and 2001.

2002 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Revenue:
Rents, tenant reimbursements and parking	$27,941	$2,556	$2,907	$—	$—	$33,404
Patient revenues	—	24,261	—	—	—	24,261
Interest and loan fees	41	33	1	2,345	39	2,459
Other income	605	762	—	—	66	1,433

Total revenues	28,587	27,612	2,908	2,345	105	61,557

Expenses:
Property operations	7,921	508	209	143	—	8,781
Skilled nursing operations	—	21,421	—	—	—	21,421
Depreciation and amortization	4,339	1,387	514	—	42	6,282
Interest	8,682	1,959	2,264	150	4,294	17,349
Provision for doubtful accounts, notes and bonds receivable	10	993	450	89	—	1,542
General and administrative	—	—	—	—	3,280	3,280

Total expenses	20,952	26,268	3,437	382	7,616	58,655

Income (loss) from operations	7,635	1,344	(529)	1,963	(7,511)	2,902
Equity in earnings (loss) of unconsolidated affiliates	218	43	(406)	5	—	(140)
Corporate tax expense	—	(295)	—	—	—	(295)

Income (loss) from operations before minority interests	$7,853	$1,092	$(935)	$1,968	$(7,511)	$2,467

2002 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Rental properties	$109,715	$39,148	$20,927	$—	$172	$169,962
Mortgage loans and notes receivable, net	—	268	—	1,561	—	1,829
Cash and cash equivalents	1,444	778	(108)	—	252	2,366
Restricted cash	2,077	917	213	—	60	3,267
Tenant rent and reimbursement receivable, net	375	4,008	2,436	—	495	7,314
Unbilled rent receivable, net	3,182	—	—	—	—	3,182
Investment in unconsolidated affiliates	932	1,218	1,989	—	—	4,139
Deferred financing costs, net	3,337	747	553	—	—	4,637
Pre-acquisition costs	6	—	—	—	—	6
Deferred lease costs, net	747	—	—	—	—	747
Prepaid expense and other	283	233	43	—	—	559

Total assets	$122,098	$47,317	$26,053	$1,561	$979	$198,008

2001 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Revenue:
Rents, tenant reimbursements and parking	$25,815	$1,266	$2,743	$—	$—	$29,824
Patient revenues	—	21,057	—	—	—	21,057
Interest and loan fees	130	37	2	1,906	726	2,801
Lease termination income	2,613	—	—	—	—	2,613
Other income	265	753	—	794	59	1,871

Total revenues	28,823	23,113	2,745	2,700	785	58,166

Expenses:
Property operations	7,789	554	174	94	—	8,611
Skilled nursing operations	—	19,004	—	—	—	19,004
Depreciation and amortization	4,466	987	511	—	48	6,012
Interest	9,119	1,307	1,517	671	635	13,249
Provision for doubtful accounts, notes and bonds receivable	83	850	—	71	—	1,004
General and administrative	—	—	—	—	3,953	3,953

Total expenses	21,457	22,702	2,202	836	4,636	51,833

Income (loss) from operations	7,366	411	543	1,864	(3,851)	6,333
Equity in earnings (loss) of unconsolidated affiliates	207	—	2	(4)	—	205
Corporate tax expense	—	(85)	—	—	—	(85)

Income (loss) from operations before minority interests	$7,573	$326	$545	$1,860	$(3,851)	$6,453

2001 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Rental properties	$114,067	$30,419	$21,322	$—	$201	$166,009
Mortgage loans and notes receivable, net	—	297	—	11,679	—	11,976
Cash and cash equivalents	31	95	260	—	1,653	2,039
Restricted cash	2,780	581	19	872	—	4,252
Tenant rent and reimbursement receivable, net	349	4,017	1,263	125	424	6,178
Unbilled rent receivable, net	2,633	28	—	—	—	2,661
Other receivables, net	(7)	—	—	—	26	19
Investment in unconsolidated affiliates	1,422	—	2,285	874	—	4,581
Deferred financing costs, net	4,584	392	412	293	—	5,681
Pre-acquisition costs	—	—	—	135	122	257
Deferred lease costs, net	885	4	—	—	—	889
Prepaid expense and other	116	306	43	—	17	482

Total assets	$126,860	$36,139	$25,604	$13,978	$2,443	$205,024

2000 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Revenue:
Rents, tenant reimbursements and parking	$24,741	$964	$2,588	$—	$—	$28,293
Patient revenues	—	17,820	—	—	—	17,820
Interest and loan fees	246	10	—	2,198	74	2,528
Net gain (loss) on sale of assets	1,405	(142)	—	—	—	1,263
Other income	147	339	—	—	60	546

Total revenues	26,539	18,991	2,588	2,198	134	50,450

Expenses:
Property operations	6,999	475	150	174	—	7,798
Skilled nursing operations	—	16,548	—	—	—	16,548
Depreciation and amortization	4,502	857	492	—	64	5,915
Interest	9,165	1,855	1,530	877	130	13,557
General and administrative	—	—	—	—	2,892	2,892

Provision for doubtful accounts and notes receivable	—	563	—	1,725	—	2,288

Total expenses	20,666	20,298	2,172	2,776	3,086	48,998

Income (loss) from operations	5,873	(1,307)	416	(578)	(2,952)	1,452

Equity in earnings (loss) of unconsolidated affiliates	122	(8)	(520)	(11)	—	(417)

Income (loss) from operations before minority interests	$5,995	$(1,315)	$(104)	$(589)	$(2,952)	$(1,035)

15.     Related Party Transactions

          On February 7, 2000, the board of directors of the Company unanimously approved the guarantee of a $500,000 line of credit from Tokai Bank to each of Daniel M. Gottlieb and Steven D. Lebowitz, both directors and officers of the Company, for a total of $1 million.  The guarantee was canceled in October 2001.   In addition, on February 29, 2000, the board of directors granted 50,000 non-qualified Common Stock options to each of Messrs. Gottlieb and Lebowitz.  The exercise price of the options was $8.875, the closing price of the Company’s Common Stock on February 29, 2000.

          On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the “Merger”).  The Company was the survivor in the Merger.  G & L Acquisition, LLC was owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company.  Upon completion of the Merger, each outstanding share of the Company’s Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest.  After completion of the Merger, the Company’s Common Stock was delisted from the New York Stock Exchange.

          As part of the Merger, the Operating Partnership loaned $5.2 million of the Loan proceeds to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and to repay $1.7 million of personal debt.  Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, bear interest at the interest rate in effect on the Loan and require monthly interest only payments.  Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes.  For purposes of presentation in these consolidated financial statements, the $5.2 million loaned to Messrs. Gottlieb and Lebowitz has been shown as a deduction to stockholders’ equity.

16.     Discontinued Operations

          In accordance with SFAS 144, the net income or loss and the net gain or loss on dispositions of operating properties sold subsequent to December 31, 2001 are reflected in the consolidated statement of operations as discontinued operations for all periods presented (see Note 2).  For the years ended December 31, 2002, 2001 and 2000, discontinued operations relates to the hospital and the vacant SNF that the Company sold in 2002.   The related interest expense was also allocated to discontinued operations.  The following table summarizes the income and expense components that comprise discontinued operations:

	Year Ended December 31,

	2002	2001	2000

	(In thousands)
REVENUES:
Rent	$19	$369	$364
Interest and loan fees	—	—	27
Other income	—	—	4

Total revenues	$19	$369	$395

EXPENSES:
Property operations	15	68	56
Depreciation and amortization	(4)	110	100
Interest	21	212	403

Total expenses	32	390	559

Net loss income from discontinued operations	(13)	(21)	(164)
Net gain from disposition of discontinued operations	2,320	—	—

Total income (loss) from discontinued operations	$2,307	$(21)	$(164)

17.     Subsequent Events

          On February 23, 2003, a joint venture, in which the Company holds a 50% interest, sold a 23,000 square foot MOB located in Aliso Viejo, California for $7.3 million.  The joint venture recognized a gain of approximately $3 million from the sale.  The Company received net proceeds of $1.2 million from the sale.

          On February 28, 2003, the Company refinanced one of its MOBs located in Beverly Hills, California with a new $8.2 million loan from Morgan Stanley Dean Witter Mortgage Capital, Inc.  The Company repaid the remaining balance on the old loan of $7.2 million along with a prepayment penalty of $144,000 with the proceeds from the new loan.  The new loan bears interest at a fixed rate of 5.55% and is due on February 1, 2013.

          Also on February 28, 2003, another joint venture, in which the Company holds a 50% interest, sold an ALF located in Omaha, Nebraska for $11.1 million.  The joint venture recognized a gain of approximately $4 million from the sale.  The Company received net proceeds of $1.8 million from the sale.

          In March 2003, the Company received an extension on a $13.9 million loan that was originally due on October 1, 2002, but which had been previously extended to January 1, 2003.  The loan, which is secured by three SNFs located in Massachusetts, was extended until January 1, 2004.  Per the terms of the extension, the interest rate was increased to LIBOR plus 4.0% per annum.  The Company expects to repay this loan in 2003 using the proceeds from a new long-term loan.  As of December 31, 2002 the outstanding balance on this loan was $13.2 million.

18.     Unaudited Consolidated Quarterly Information

                Unaudited consolidated quarterly financial information for the periods as follows:

	2002 Fiscal Quarter

	1st	2nd	3rd	4th

	(In thousands, except per share amounts)
Revenue:
Rental	$7,072	$7,548	$7,121	$7,301
Patient revenues	5,724	5,852	6,549	6,136
Tenant reimbursements	563	979	658	629
Parking	357	402	393	382
Interest and loan fees	1,800	232	214	213
Other income	379	434	573	47

Total revenues	15,895	15,447	15,508	14,708

Expenses:
Property operations	2,146	2,251	2,388	1,913
Skilled nursing operations	5,098	5,264	5,553	5,506
Depreciation and amortization	1,578	1,558	1,553	1,590
Interest	4,588	4,570	4,175	4,019
General and administrative	789	814	793	884
Provision for doubtful accounts	209	355	175	887

Total expenses	14,408	14,812	14,637	14,799

Income from operations before minority interests	1,487	635	871	(91)
Equity in earnings (loss) of unconsolidated affiliates	89	9	(96)	(142)
Minority interest in consolidated affiliates	(125)	(13)	(85)	(62)
Corporate income tax expense	—	—	(120)	(175)

Income before discontinued operations	1,451	631	570	(470)
Net loss from operations of discontinued operations	(13)	—	—	—
Gain (loss) from discontinued operations	2,458	(138)	—	—

Net income (loss)	3,896	493	570	(470)
Dividends on preferred stock	(1,790)	(1,791)	(1,790)	(1,791)

Net income (loss) to common stockholders	$2,106	$(1,298)	$(1,220)	$(2,261)

	2001 Fiscal Quarter

	1st	2nd	3rd	4th

	(In thousands, except per share amounts)
Revenue:
Rental	$6,490	$6,418	$6,771	$6,749
Patient revenues	5,008	5,353	5,289	5,407
Tenant reimbursements	409	614	413	458
Parking	346	435	347	374
Lease termination income	2,613	—	—	—
Interest and loan fees	510	489	445	1,357
Other income	437	149	398	887

Total revenues	15,813	13,458	13,663	15,232

Expenses:
Property operations	1,949	2,205	2,206	2,251
Skilled nursing operations	4,530	4,753	4,793	4,928
Depreciation and amortization	1,457	1,479	1,528	1,535
Interest	3,206	3,181	3,199	3,676
General and administrative	848	860	834	1,411
Provision for doubtful accounts	219	135	275	375

Total expenses	12,209	12,613	12,835	14,176

Income from operations before minority interests	3,604	845	828	1,056
Equity in (loss) earnings of unconsolidated affiliates	(83)	(92)	83	297
Minority interest in consolidated affiliates	(62)	(71)	(68)	(101)
Corporate income tax expense	—	—	(212)	127

Income before discontinued operations	3,459	682	631	1,379
Net (loss) income from discontinued operations	(26)	11	(25)	19

Net income	3,433	693	606	1,398
Dividends on preferred stock	(1,790)	(1,791)	(1,790)	(1,791)

Net income (loss) to common stockholders	$1,643	$(1,098)	$(1,184)	$(393)

19.	SCHEDULE OF CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002. (In Thousands).

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross amount at which carried at close of Period (See Note G)

Description	Encumbrances (See Notes)		Land	Building and Improvements	Land	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation	Acquisition Date	Date of Construction or Rehabilitation

Medical Office Buildings California Properties:
405 North Bedford Drive	(See Note A	)	$2,186	$4,076	$452	$10,383	$2,638	$14,459	$17,097	$5,280	1993	1947/1987
415 North Bedford Drive	(See Note A	)	292	573	—	621	292	1,194	1,486	646	1993	1955
416 North Bedford Drive	(See Note A	)	427	247	—	2,763	427	3,010	3,437	1,338	1993	1946/1986
435 North Bedford Drive	(See Note A	)	1,144	2,853	—	3,333	1,144	6,186	7,330	3,418	1993	1950/1963/1984
435 North Roxbury Drive	$7,207		162	390	39	3,235	201	3,625	3,826	1,530	1993	1956/1983
436 North Bedford Drive	(See Note B	)	2,675	15,317	—	635	2,675	15,952	18,627	2,736	1990	1980
439 North Bedford Drive	—		—	109	—	510	---	619	619	446	1993	1956/1983
Holy Cross Medical Plaza	7,456		2,556	10,256	—	1,429	2,556	11,685	14,241	3,234	1994	1985
St. Joseph’s Professional Building.	3,007		1,300	3,936	—	408	1,300	4,344	5,644	1,049	1993	1987
Sherman Oaks Medical Plaza	(See Note B	)	1,454	8,278	—	2,727	1,454	11,005	12,459	3,473	1994	1969/1993
Regents Medical Center	(See Note B	)	1,470	8,390	—	1,401	1,470	9,791	11,261	2,854	1994	1989
Cigna HealthCare Bldg.	(See Note B	)	1,260	7,282	—	1,023	1,260	8,305	9,565	1,736	1994	1992
1095 Irvine Boulevard	1,227		474	663	—	454	474	1,117	1,591	449	1994	1994/1995
14591 Newport Avenue	(See Note D	)	160	36	—	452	160	488	648	128	1996	1969
14642 Newport Avenue	(See Note D	)	400	1,033	—	629	400	1,662	2,062	564	1996	1985
26771 Aliso Creek Road	1,360		585	—	(25)	1,328	560	1,328	1,888	138	1997	1998
23861 McBean Parkway	9,260		—	4,164	—	8,641	---	12,805	12,805	1,805	1998	1981/1999
24355 Lyons Avenue	4,660		623	6,752	—	623	623	7,375	7,998	948	1998	1990
1330 Orange Avenue	7,161		809	8,753	—	421	809	9,174	9,983	918	1998	1977/1985
Senior Care Facilities Arizona Properties:
31 West Maryland Avenue	4,300		800	3,847	—	736	800	4,583	5,383	810	1997	1951-1957
39 West Maryland Avenue	—		172	835	—	118	172	953	1,125	131	1998	1968
					—
California Properties:					—
1437 Seventh Street	11,137		2,357	8,427	—	1,300	2,357	9,727	12,084	1,191	1998	1990
1645 Esplanade	—		159	636	—	2	159	638	797	44	2000	1960
18700 Burbank Blvd.	8,769		2,350	8,035	—	336	2,350	8,371	10,721	713	2000	1989
					—
Massachusetts Properties:
42 Prospect Avenue	(See Note C	)	1,048	4,609	—	1	1,048	4,610	5,658	1,080	1997	1957/65/78/85
32 Chestnut Street	(See Note C	)	1,319	9,307	—	799	1,319	10,106	11,425	1,193	1997	1985
34 Main Street	(See Note C	)	702	3,040	—	—	702	3,040	3,742	710	1997	1965/1985
Maryland Properties:
4922 La Salle Road	11,773		1,390	10,759	—	119	1,390	10,878	12,268	360	2002	1955-56/1976
Washington Properties:
3035 Cherry Street	2,305		100	3,216	—	69	100	3,285	3,385	517	1998	1954

Total	$79,622		$28,374	$135,819	$466	$44,496	$28,840	$180,315	$209,155	$39,439

Realty Financing Partnership
(See Note A)	26,521
Medical Partnership (See Note B)	31,987
G&L Hampden, LLC
(See Note C)	13,168
G&l Realty Partnership
(See Note D)	7,121
Per Above	79,622

Total encumbrances	$158,419

The changes in total real estate assets and accumulated depreciation for the years ended December 31 are as follows:

	Total Real Estate Assets				Accumulated Depreciation

	2002	2001	2000		2001	2001	2000

	(in thousands)				(in thousands)
Balance at beginning of year	$199,882	$196,317	$204,121	Balance at beg. of year	$33,873	$28,208	$23,912
Improvements and acquisitions	12,361	3,565	14,887	Depreciation	5,855	5,665	5,697
Dispositions	(3,088)	—	(22,691)	Dispositions	(289)	—	(1,401)

Balance at end of year	$209,155	$199,882	$196,317	Balance at end of year	$39,439	$33,873	$28,208

Note A:	The Realty Financing Partnership owns the following properties which are security for a blanket first trust deed: 405 North Bedford, 415 North Bedford, 416 North Bedford and 435 North Bedford.
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

G&L REALTY CORP.

Date: March 31, 2003	By:	/s/ DAVID E. HAMER

David E. Hamer
Controller and Chief Accounting Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DANIEL M. GOTTLIEB		March 31, 2003

Daniel M. Gottlieb	Chief Executive Officer, Co-Chairman of the Board and Director (Principal Executive Officer)

/s/ STEVEN D. LEBOWITZ	President, Co-Chairman of the Board and Director	March 31 2003

Steven D. Lebowitz

/s/ RICHARD L. LESHER	Director	March 31, 2003

Richard L. Lesher

/s/ CHARLES P. REILLY	Director	March 31, 2003

Charles P. Reilly

/s/ S. CRAIG TOMPKINS	Director	March 31, 2003

S. Craig Tompkins

CERTIFICATIONS

I, Daniel M. Gottlieb, certify that:

1. I have reviewed this annual report on Form 10-K of G&L Realty Corp.;

            2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3.           Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

            a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

            6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ DANIEL M. GOTTLIEB

Daniel M. Gottlieb
Chief Executive Officer

I, David E. Hamer, certify that:

1. I have reviewed this annual report on Form 10-K of G&L Realty Corp.;

            2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a)          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                   a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

            6.          The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ DAVID E. HAMER

David E. Hamer
Chief Accounting Officer