Form 10-Q
period 2003-03-31
G&L REALTY CORP
filed 2003-05-15
CIK 912240

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12566

G & L REALTY CORP.
(Exact name of Registrant as specified in its charter)

Maryland	95-4449388
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

439 N. Bedford Drive	90210
Beverly Hills, California	(Zip Code)
(Address of Principal Executive Offices)

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

          As of May 15, 2003, 710,199 shares of common stock of G & L Realty Corp. were outstanding.

G&L REALTY CORP.

G&L REALTY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Rental properties (Note 3):
Land	$23,614	$23,614
Buildings and improvements, net	118,754	119,682
Projects under development	592	240

Total rental properties	142,960	143,536
Assets held for sale (Note 3)	27,568	27,676
Cash and cash equivalents	2,110	2,366
Restricted cash	3,115	3,118
Tenant rent and reimbursements receivable, net	6,625	7,238
Unbilled rent receivable, net	2,607	2,551
Mortgage loans and notes receivable, net (Note 9)	1,234	1,829
Investments in unconsolidated affiliates (Note 6)	5,250	4,139
Deferred charges and other assets, net (Note 4)	7,098	5,555

TOTAL ASSETS	$198,567	$198,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$174,446	$175,109
Liabilities of assets held for sale (Note 3)	19,156	19,311
Accounts payable and other liabilities	5,226	5,733
Tenant security deposits	1,302	1,275

Total liabilities	200,130	201,428
Minority interest in consolidated affiliates	(1,311)	(1,148)
STOCKHOLDERS’ EQUITY (Note 5):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred - 1,495,000 shares issued and outstanding as of March 31, 2003 and December 31, 2002	15	15
• Series B Preferred - 1,380,000 shares issued and outstanding as of March 31, 2003 and December 31, 2002	14	14
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of March 31, 2003 and December 31, 2002	7	7
Additional paid-in capital	40,827	40,827
Distributions in excess of net income	(35,875)	(37,895)
Notes receivable from stockholders	(5,240)	(5,240)

Total stockholders’ equity	(252)	(2,272)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,567	$198,008

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Month Periods Ended March 31,

	2003	2002

REVENUES:
Rent	$5,716	$6,115
Patient revenues	5,899	5,724
Tenant reimbursements	683	469
Parking	354	334
Interest and loan fees	207	1,800
Other income	522	369

Total revenues	13,381	14,811

EXPENSES:
Property operations	1,867	1,849
Skilled nursing operations	5,409	5,098
Depreciation and amortization	1,349	1,376
Provision for doubtful accounts, notes and bonds receivable	279	209
Loss on sale of bonds receivable (Note 9)	120	—
Interest	3,804	4,249
General and administrative	953	789

Total expenses	13,781	13,570

(Loss) income from operations before minority interests, equity in earnings of unconsolidated affiliates and discontinued operations	(400)	1,241
Equity in earnings of unconsolidated affiliates (Notes 6 and 10)	3,884	89
Minority interest in consolidated affiliates	71	(125)
Corporate income tax expense	(23)	—

Income from operations before discontinued operations	3,532	1,205
Discontinued operations
Net income from operations of discontinued operations (Note 3)	278	233
Net gain from discontinued operations	—	2,458

Net income	3,810	3,896
Dividends on preferred stock	(1,790)	(1,790)

Net income available to common stockholders	$2,020	$2,106

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,810	$3,896
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	1,547	1,574
Amortization of deferred loan costs	221	320
Net gain on sale of assets	—	(2,458)
Loss on change in value of interest rate hedge	97	628
Minority interests	(71)	125
Equity in income of unconsolidated affiliates	(3,884)	(89)
Provision for doubtful accounts, notes and bonds receivable	279	209
Unbilled rent receivable, net	(54)	(131)
(Increase) decrease in:
Tenant rent and reimbursements receivable	359	(256)
Prepaid expense and other assets	(312)	(141)
Accrued interest and loan fees receivable	(144)	(152)
Increase (decrease) in:
Accounts payable and other liabilities	(587)	(4,305)
Tenant security deposits	30	(22)

Net cash provided by (used in) operating activities	1,291	(802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets	—	4,839
Sale of bonds receivable	720	—
Additions to rental properties	(617)	(286)
Pre-acquisition costs, net	(1)	(42)
Construction in progress	(378)	—
Leasing commissions	(11)	(44)
Investment in mortgage loans and notes receivable	—	(310)
Contributions to unconsolidated affiliates	(144)	(46)
Distributions from unconsolidated affiliates	2,917	1,092
Principal payments received from mortgage loans and notes receivable	—	9,130

Net cash provided by investing activities	2,486	14,333

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	8,200	—
Repayment of notes payable	(8,956)	(11,752)
Payment of deferred loan costs	(1,379)	187
(Increase) decrease in restricted cash	(31)	657
Minority interest equity contribution	—	25
Distributions	(1,867)	(1,961)

Net cash used in financing activities	(4,033)	(12,844)

Continued…

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2003	2002

	(Unaudited)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(256)	687
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,366	2,039

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,110	$2,726

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$3,842	$4,506

NONCASH INVESING AND FINANCING ACTIVITIES
Preferred distributions due to minority partner	$15	$44

Acquisition of property and other assets for assumption of note payable:
Restricted cash		$597
Land		1,390
Buildings and improvements		10,760
Deferred charges and other asses		463
Note receivable		(1,269)

Total		$11,941

Assumption of note payable for property and other assets:
Note payable		$11,941

Concluded.

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  GENERAL

          All of G&L Realty Corp.’s (the “Company”) assets are held by, and all of its operations are conducted through, the following entities:

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

          The Company, as the sole general partner and as owner of an approximately 95% ownership interest, controls the Operating Partnership and the Senior Care Partnership.  The Company controls the Financing Entities through wholly owned subsidiaries incorporated either in the State of Delaware or the State of California (collectively, the “Subsidiaries” and individually, a “Subsidiary”).  Each Subsidiary either (i) owns, as sole general partner or sole managing member, a 1% ownership interest in its related Financing Entity or (ii) owns no interest and acts as the manager of the Financing Entity.  The remaining 99% ownership interest in each Financing Entity, which is owned 1% by a Subsidiary, is owned by the Operating Partnership or the Senior Care Partnership, acting as sole limited partner or member.  Financing Entities in which a Subsidiary owns no interest are 100% owned by the Operating Partnership or the Senior Care Partnership.

          References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Senior Care Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 32.81% partnership interest and is the sole general partner), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is a co-managing member), Tarzana (in which the Operating Partnership owns a 85% membership interest and is a

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

co-managing member) and Hoquiam, Lyons, Coronado, Massachusetts, Aspen, Tustin II, Tustin III and St. Thomas More (in which the Operating Partnership or the Senior Care Partnership own a 100% interest).

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

GLN Capital Co., LLC (“GLN”)
G&L Grabel, San Pedro, LLC (“San Pedro”)
G&L Penasquitos, LLC (“Penasquitos LLC”)
G&L Parsons on Eagle Run, LLC (“Eagle Run”) (See Note 10)
G&L Parsons on Eagle Run, Inc. (“Eagle Run Inc.”) (See Note 10)
Lakeview Associates, LLC (“Lakeview”)
Tustin Heritage Place, LLC (“Heritage Place”)
Pac Par MOB, LLC (“Pacific Park”) (See Note 10)
G&L Radius Realty, LLC (“Radius”)
G&L Aurora, LLC (“Aurora”)

GLN, San Pedro, Penasquitos LLC, Eagle Run, Eagle Run, Inc., Lakeview, Heritage Park , Pacific Park, Radius and Aurora are herein collectively referred to as the “Unconsolidated Affiliates” and individually as “Unconsolidated Affiliate”.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Business - The Company is a self-managed Real Estate Investment Trust (“REIT”) that acquires, develops, manages and leases healthcare properties.  The Company’s business currently consists of investments in healthcare properties.  Investments in healthcare properties consist of acquisitions, made either directly or through joint ventures, in medical office buildings (“MOBs”), skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”).

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

          The information presented as of and for the three-month period ended March 31, 2003 and 2002 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that might be expected for the full fiscal year.  Prior year amounts have been reclassified to conform to the current year’s presentation.

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

          Recent accounting pronouncements--In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145,Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt” and it also amends other existing

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified.   The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002.  The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

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

          In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees.  Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value.  FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote.  The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002.  The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002.  The adoption of the initial recognition and measurement provisions did not have a material effect on the Company’s results of operations or financial condition.

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003.  For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003.    The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46.  These investments include real estate joint ventures with assets totaling $44 million as of December 31, 2002.  The Company’s maximum exposure to loss represents its recorded investment in these real estate joint ventures totaling $4.1 million as of December 31, 2002 and $5.3 million as of March 31, 2003.  The Company believes that many of these entities will not be consolidated, and may not ultimately fall under the provisions of FIN 46.  The Company cannot make any definitive conclusion until it completes its evaluation.

3.  BUILDINGS AND IMPROVEMENTS

          Buildings and improvements consist of the following:

	March 31, 2003	December 31, 2002

	(in thousands)
Buildings and improvements	$137,868	$137,575
Tenant improvements	11,155	11,160
Furniture, fixtures and equipment	5,114	5,047

	154,137	153,782
Less accumulated depreciation and amortization	(35,383)	(34,100)

Total	$118,754	$119,682

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

          As of March 31, 2003, the Company has listed for sale a total of four properties.  The properties include a three-story, approximately 71,000 square foot MOB located in Mission Hills, California, a two-floor, 26,000 square foot MOB located in Burbank, California, a three-story, 40,000 square foot office and retail complex located in Coronado, California and a one-story, 9,100 square foot retail facility located in Aliso Viejo, California.  For presentation purposes, the assets and liabilities relating to these properties have been included in assets held for sale and liabilities of assets held for sale, respectively, on the balance sheet.   The following tables summarize assets held for sale and liabilities of assets held for sale as of March 31, 2003 and December 31, 2002:

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Assets & Liabilities of Assets Held for Sale
As of March 31, 2003

	Mission Hills	Burbank	Coronado	Aliso Viejo	Total

Rental properties:
Land	$2,556	$1,300	$809	$560	$5,225
Buildings and improvements, net	8,411	3,282	8,197	1,182	21,072
Projects under development	3	—	29	—	32

Total rental properties	10,970	4,582	9,035	1,742	26,329
Restricted cash	70	31	82	—	183
Tenant rent and reimbursements receivable, net	25	1	29	15	70
Unbilled rent receivable, net	502	69	18	39	628
Deferred charges and other assets, net	110	82	132	34	358

Total assets held for sale	$11,677	$4,765	$9,296	$1,830	$27,568

LIABILITIES:
Notes Payable	$7,413	$2,990	$7,134	$1,353	$18,890
Accounts payable and other liabilities	79	50	(33)	11	107
Tenant security deposits	99	27	33	—	159

Total liabilities of assets held for sale	$7,591	$3,067	$7,134	$1,364	$19,156

Assets & Liabilities of Assets Held for Sale
As of December 31, 2002

	Mission Hills	Burbank	Coronado	Aliso Viejo	Total

Rental properties:
Land	$2,557	$1,300	$809	$560	$5,226
Buildings and improvements, net	8,451	3,296	8,257	1,190	21,194
Projects under development	—	—	6	—	6

Total rental properties	11,008	4,596	9,072	1,750	26,426
Restricted cash	38	18	93	—	149
Tenant rent and reimbursements receivable, net	5	65	1	5	76
Unbilled rent receivable, net	515	65	14	37	631
Deferred charges and other assets, net	127	90	141	36	394

Total assets held for sale	$11,693	$4,834	$9,321	$1,828	$27,676

LIABILITIES:
Notes Payable	$7,456	$3,007	$7,160	$1,360	$18,983
Accounts payable and other liabilities	131	41	—	—	172
Tenant security deposits	96	27	33	—	156

Total liabilities of assets held for sale	$7,683	$3,075	$7,193	$1,360	$19,311

          The revenues and expenses relating to the assets held for sale are included in net income from operations of discontinued operations on the income statement. In addition, during 2002, the Company sold a 183-bed hospital located in Tustin, California and a SNF located in Paso Robles, California. The following tables summarize net income from operations of discontinued operations as of March 31, 2003 and March 31, 2002:

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Net income from operations of discontinued operations
As of March 31, 2003

	Mission Hills	Burbank	Coronado	Aliso Viejo	Total

Revenues:
Rent	$443	$181	$303	$48	$975
Tenant reimbursements	18	10	80	4	112
Parking	15	9	3	—	27
Other income	2	4	—	—	6

Total revenues	478	204	386	52	1,120

Expenses:
Property operations	145	67	86	5	303
Depreciation and amortization	94	33	62	9	198
Interest	135	54	126	26	341

Total expenses	374	154	274	40	842

Net income from operations of discontinued operations	$104	$50	$112	$12	$278

Net income from operations of discontinued operations
As of March 31, 2002

	Paso Robles	Tustin	Mission Hills	Burbank	Coronado	Aliso Viejo	Total

Revenues:
Rent	—	$20	$452	$178	$278	$48	$976
Tenant reimbursements	—	—	7	10	73	4	94
Parking	—	—	16	9	(2)	—	23
Other income	—	—	6	2	2	—	10

Total revenues	—	20	481	199	351	52	1,103

Expenses:
Property operations	12	3	135	72	85	5	312
Depreciation and amortization	2	(7)	93	33	60	9	190
Interest	—	21	137	55	128	27	368

Total expenses	14	17	365	160	273	41	870

Net (loss) income from operations of discontinued operations	$(14)	$3	$116	$39	$78	$11	$233

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4.     DEFERRED CHARGES AND OTHER ASSETS

                    Deferred charges and other assets consist of the following:

	March 31, 2003	December 31, 2002

	(in thousands)
Deferred loan costs	$7,661	$6,426
Pre-acquisition costs	8	6
Leasing commissions	1,697	1,693
Prepaid expense and other assets	980	486

	10,346	8,611
Less accumulated amortization	(3,248)	(3,056)

Total	$7,098	$5,555

5.     STOCKHOLDERS’ EQUITY

          Distributions in excess of net income-- The Company has elected to be treated, for federal income tax purposes, as a REIT.  As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income.  In reporting periods in which distributions exceed net income, stockholders’ equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions.  For tax reporting purposes, a portion of the dividends declared represents a return of capital.  The following table reconciles net income and distributions in excess of net income for the three months ended March 31, 2003 and for the year ended December 31, 2002:

	March 31, 2003	December 31, 2002

	(in thousands)
Distributions in excess of net income at beginning of period	$(37,895)	$(34,722)
Net income during period	3,810	4,489
Less: Distributions declared	(1,790)	(7,662)

Distributions in excess of net income	$(35,875)	$(37,895)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6.     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in Note 1.   The following table provides a summary of the Company’s investment in each of these entities as of March 31, 2003.  (In thousands).

	Radius	San Pedro	Penasquitos LLC	Aurora	Heritage Place	Pacific Park	Eagle Run, Inc.	Eagle Run	Lakeview	Total

Opening balance at beginning of period	$1,217	$1,520	$(475)	$17	$—	$48	$(916)	$423	$442	$2,276
Equity in earnings (loss) of affiliates	18	54	(14)	—	—	1,276	51	2,597	(98)	3,884
Cash contributions.	4	—	—	76	—	25	—	—	12	117
Cash distributions	—	—	—	—	—	(1,233)	—	(1,745)	—	(2,978)
Intercompany elimination	—	—	—	—	—	(672)	36	48	—	(588)
Gain (loss) on investment	—	—	—	—	—	556	829	(1,323)	—	62

Equity, before inter-company adjustments	1,239	1,574	(489)	93	—	—	—	—	356	2,773

Intercompany transactions:
Receivable, net	—	45	292	—	14	—	—	—	2,126	2,477

Investment in unconsolidated affiliates	$1,239	$1,619	$(197)	$93	$14	$—	$—	$—	$2,482	$5,250

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

          Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the three months ended March 31, 2003. (In thousands).

	Radius	San Pedro	Penasquitos LLC	Aurora	Heritage Place	Pacific Park	Eagle Run Inc.	Eagle Run	Lakeview	Total

Financial Position:
Land	$200	$2,011	$641	$—	$750	$—	$—	$—	$947	$4,549
Buildings	5,710	4,174	6,008	—	—	—	—	—	7,809	23,701
Other assets	1,141	469	1,246	93	238	—	—	—	325	3,512
Notes payable	(5,447)	(4,515)	(8,358)	—	(940)	—	—	—	(7,825)	(27,085)
Other liabilities	—	(966)	(429)	—	(48)	—	—	—	(1,015)	(2,458)

Net assets	$1,604	$1,173	$(892)	$93	$—	$—	$—	$—	$241	$2,219

Partner’s equity:
G&L Realty Partnership, L.P	$1,239	$1,574	$(489)	$93	$—	$—	$—	$—	$356	$2,773
Others	365	(401)	(403)	—	—	—	—	—	(115)	(554)

Total equity	$1,604	$1,173	$(892)	$93	$—	$—	$—	$—	$241	$2,219

Operations:
Revenues	$164	$300	$229	$—	$—	$108	$924	$143	$188	$2,056
Net gain on sale	—	—	—	—	—	2,632	—	5,295	—	7,927
Expenses	(139)	(239)	(257)	—	—	(188)	(822)	(243)	(384)	(2,272)

Net income (loss)	$25	$61	$(28)	$—	$—	$2,552	$102	$5,195	$(196)	$7,711

Allocation of net (loss) income:
G&L Realty Partnership, L.P.	$18	$54	$(14)	$—	$—	$1,276	$51	$2,597	$(98)	$3,884
Others	7	7	(14)	—	—	1,276	51	2,598	(98)	3,827

Net income (loss)	$25	$61	$(28)	$—	$—	$2,552	$102	$5,195	$(196)	$7,711

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.     SEGMENT INFORMATION

          The Company’s business currently consists of the following segments:

•

Medical office buildings – These investments consist of 22 high quality MOBs, two retail facilities, one research and development facility and one parking facility totaling approximately 857,000 square feet and all located in Southern California.  These properties are owned either directly by the Company or indirectly through joint ventures.

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

•

Assisted living facilities  – These investments consist of four ALFs, all owned through joint ventures.  The four ALFs contain over 340 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs.

•

Debt obligations – These investments consist of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities.  As of March 31, 2003, the Company had seven loans outstanding with a net book value of $1.2 million.

          The tables on the following pages reconcile the Company’s income and expense activity for the three months ended March 31, 2003 and 2002 and balance sheet data as of March 31, 2003.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2003 Reconciliation of Reportable Segment Information
For the three months ended March 31, 2003

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$5,469	$523	$761	$—	$—	$6,753
Patient revenues	—	5,899	—	—	—	5,899
Interest and loan fees	1	7	—	189	10	207
Other income	980	19	(494)	—	17	522

Total revenues	6,450	6,448	267	189	27	13,381

Expenses:
Property operations	1,648	153	44	22	—	1,867
Skilled nursing operations	—	5,409	—	—	—	5,409
Depreciation and amortization	825	382	131	—	11	1,349
Interest	1,980	583	381	—	860	3,804
Loss on sale of bonds receivable	—	—	—	120	—	120
Provision for doubtful accounts and notes receivable	—	279	—	—	—	279
General and administrative	—	—	—	—	953	953

Total expenses	4,453	6,806	556	142	1,824	13,781

Income (loss) from operations	1,997	(358)	(289)	47	(1,797)	(400)
Equity in earnings of unconsolidated affiliates	1,330	18	2,536	—	—	3,884
Net income from operations of discontinued operations	278	—	—	—	—	278
Corporate income tax expense	—	(23)	—	—	—	(23)

Income (loss) from operations before minority interests	$3,605	$(363)	$2,247	$47	$(1,797)	$3,739

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2002 Reconciliation of Reportable Segment Information
For the three months ended March 31, 2002

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$5,533	$659	$726	$—	$—	$6,918
Patient revenues	—	5,724	—	—	—	5,724
Interest and loan fees	13	9	—	1,752	26	1,800
Other income	350	3	—	—	16	369

Total revenues	5,896	6,395	726	1,752	42	14,811

Expenses:
Property operations	1,553	235	39	22	—	1,849
Skilled nursing operations	—	5,098	—	—	—	5,098
Depreciation and amortization	898	339	128	—	11	1,376
Provision for doubtful accounts and notes receivable	3	184	—	22	—	209
Interest	1,795	454	380	150	1,470	4,249
General and administrative	—	—	—	—	789	789

Total expenses	4,249	6,310	547	194	2,270	13,570

Income (loss) from operations	1,647	85	179	1,558	(2,228)	1,241
Equity in earnings of unconsolidated affil.	55	—	29	5	—	89
Net income from operations of discontinued operations	246	(13)	—	—	—	233
Net gain from discontinued operations	—	2,458	—	—	—	2,458

Income (loss) from operations before minority interests	$1,948	$2,530	$208	$1,563	$(2,228)	$4,021

2003 Reconciliation of Reportable Segment Information
As of  March 31, 2003

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total

	(In thousands)
Rental properties	$82,664	$39,217	$20,905	$—	$174	$142,960
Assets held for sale	27,569	—	—	—	—	27,569
Mortgage loans and notes receivable, net	—	268	—	966	—	1,234
Cash and cash equivalents	2,932	208	(147)	—	(884)	2,109
Restricted cash	1,915	901	239	—	60	3,115
Tenant rent and reimb. receivable, net	318	3,516	2,167	—	624	6,625
Unbilled rent receivable, net	2,607	—	—	—	—	2,607
Investment in unconsolidated affiliates	1,619	1,239	2,392	—	—	5,250
Deferred loan costs, net	4,258	701	548	—	—	5,507
Pre-acquisition costs	8	—	—	—	—	8
Deferred lease costs, net	603	—	—	—	—	603
Prepaid expense and other	457	480	43	—	—	980

Total assets	$124,950	$46,530	$26,147	$966	$(26)	$198,567

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

          In addition, a group of four individual shareholders who sought to acquire the Company also filed suit against the Company and its directors arising out of the same conduct alleged in the class actions.  This suit, Lyle Weisman, et al. v. G & L Realty Corp., et al., case number BC 271401, was filed in the Superior Court of California, County of Los Angeles, on April 4, 2002. The Weisman plaintiffs also assert claims for intentional and negligent interference with prospective economic advantage against the individual defendants on the theory that they interfered with the Weisman plaintiffs’ purported proposals to acquire the Company. On April 29, 2003, the Court dismissed the Weisman plaintiffs’ interference claims for failure to state a claim, with leave to amend. On January 17, 2003, the Company and Messrs. Gottlieb and Lebowitz jointly filed a cross-complaint against the Weisman plaintiffs alleging that their acquisition proposals were made with no real intent to acquire the Company, but simply to disrupt the Company's existing merger agreement with Messrs. Gottlieb and Lebowitz. The cross-complaint asserts causes of action for, among other things, intentional interference with contract, intentional interference with prospective economic advantage, and fraud. The Weisman suit has been consolidated with the Lukoff class actions for purposes of discovery. No trial date has been set in this action.

          These lawsuits are covered by $5 million of directors and officer’s liability insurance.

          The Company is the guarantor on a $300,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner.  In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa, Oklahoma.  In order to facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma.  The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments.  To date, the letter of credit has not been accessed and the property is current on its interest payments to all debt holders.  The Company’s maximum liability under the guarantee is $300,000, although the Company does not anticipate having to pay anything under this letter of credit.  As such, the Company has recorded no liability on its balance sheet related to this guarantee as of March 31, 2003.  In addition, the Company holds an unsecured promissory note from NVHF in the amount of $562,000.   The Company has held the note for almost three years and NVHF is current on all payments due under the terms of the note.

          As of March 31, 2003, a joint venture in which the Company is a 50% owner was under contract to purchase a psychiatric facility located in Aliso Viejo, California for $5.5 million.  As part of the joint venture agreement, the Company is required to contribute 75% of the equity capital to the joint venture in order to purchase and substantially remodel the psychiatric facility.  The Company estimated its capital commitment related to this joint venture to be approximately $1 million over the next 18 months.

9.     RELATED PARTY TRANSACTIONS

In February 2003, the Company sold $720,000 of its $1.3 million of Tulsa Industrial Authority Subordinate Multifamily Housing Revenue Bonds (the “Bonds”) to Reese L. Milner for $600,000.  Mr. Milner currently owns approximately 2% of the Operating Partnership and the Senior Care Partnership and is also a minority partner in the Roxbury Partnership.  Mr. Milner was a member of the Company’s board of directors from 1993 to 1999.  The Bonds

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

are tax-exempt, bear interest at 8.75% per annum and are due on June 15, 2030. The Company recognized a loss of $120,000 on the sale of the Bonds to Mr. Milner.

10.     ACQUISITIONS, DISPOSITIONS AND FINANCINGS

          On February 23, 2003, a joint venture, in which the Company holds a 50% interest, sold a 23,000 square foot MOB located in Aliso Viejo, California for $7.3 million.  The joint venture recognized a gain of $2.6 million from the sale.  The Company received net proceeds of $1.2 million from the sale.

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

          Also on February 28, 2003, another joint venture, in which the Company holds a 50% interest, sold an ALF located in Omaha, Nebraska for $11.1 million.  The joint venture recognized a gain of $5.3 million from the sale.  The Company received net proceeds of $1.8 million from the sale.

          In March 2003, the Company received an extension on a $13.9 million loan that was originally due on October 1, 2002, but which had been previously extended to January 1, 2003.  The loan, which is secured by three SNFs located in Massachusetts, was extended until January 1, 2004.  Per the terms of the extension, the interest rate was increased to LIBOR plus 4.0% per annum.  The Company expects to repay this loan in 2003 using the proceeds from a new long-term loan.  As of March 31, 2003 the outstanding balance on this loan was $13.1 million.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s 2002 Annual Report on Form 10-K as previously filed with the SEC.

          Information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements.  These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other comparable terminology.  Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ substantially from those anticipated by management.   Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, the availability of financing, governmental regulations concerning, but not limited to, new construction and development, the creditworthiness of tenants and borrowers, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company’s investments which may be discussed elsewhere in this Quarterly Report on Form 10-Q and the Company’s 2002 Annual Report on Form 10-K as previously filed with the SEC.

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

Results of Operations

          Comparison of the Three Month Period Ended March 31, 2003 versus the Three Month Period Ended March 31, 2002.

          Total revenues decreased by $1.4 million, or 9%, from $14.8 million in the first quarter of 2002, to $13.4 million for the same period in 2003.  The main reason for this decrease was a decrease in interest and loan fee income of approximately $1.6 million from $1.8 million in the first quarter of 2002, to $0.2 million for the same period in 2003.   This decrease was due to fees associated with the early repayment in 2002 of the Company’s two notes receivable related to a SNF located in Hyattsville, Maryland.

          Patient revenues relating to the skilled nursing facilities located in Hampden, Massachusetts, which are operated by the Company, increased by $0.2 million, or 4% from $5.7 million in the first quarter of 2002, to $5.9 million for the same period in 2003.  This increase was due to increased occupancy and higher patient reimbursement rates.

          Rents, tenant reimbursements and parking revenues decreased by $0.1 million, or 2%, from $6.9 million in the first quarter of 2002, to $6.8 million for the same period in 2003.  $0.7 million of this decrease is due to lease amendments at two of the Company’s ALFs as well as one of its SNFs.  These amendments call for lower monthly rent payments at these facilities.  This decrease was offset by a $0.6 million increase in rental revenue due to increased occupancy and rental rates per the terms of its lease agreements at the Company’s MOB properties.

          Total expenses increased by $0.2 million, or 2%, from $13.6 million for the three months ended March 31, 2002, to $13.8 million for the same period in 2003.  Increased skilled nursing operating costs at the three Hampden SNFs accounted for $0.3 million of this increase in total expenses.  Rising liability insurance and staffing costs at these SNFs were the primary reason for this increase.

          Property operating expenses remained unchanged at $1.8 million for the first quarter of 2002 as well as the same period in 2003.

          Depreciation and amortization expense remained unchanged at $1.4 million for the first quarter of 2002 as well as the same period in 2003.

          Interest expense decreased $0.4 million, or 10%, from $4.2 million for the three months ended March 31, 2002, to $3.8 million for the same period in 2003.  $0.5 million of this decrease was due to a decrease in the decline in the fair market value of the LIBOR interest rate cap associated with the $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock.   While the Company recognized a $0.1 million loss related to the decline in the fair market value of its LIBOR interest rate cap during the first quarter of 2003, the Company recognized a $0.6 million loss in the first quarter of 2002. An additional $0.2 million of this decrease was due to a decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates.  These decreases were offset by $0.2 million of pre-payment fees relating to the early repayment of a $7.2 million loan secured by an MOB located in Beverly Hills, California as well as a $0.1 million increase in interest expense due to a new $4.3 million loan secured by its SNF located in Phoenix, Arizona.    While the Company recognized a $0.1 million loss in the first quarter of 2003 relating to the decline in the fair market value of its LIBOR interest rate cap, the value of the LIBOR interest rate cap fluctuates based upon current prevailing market interest rates.   For the years ended December 31, 2001 and 2002, the Company recognized a $0.5 million gain and a $0.9 million loss, respectively, on the fair market value of its LIBOR interest rate cap, thus, the net effect on earnings since the Company’s purchase of this financial instrument has been a $0.5 million loss.

          General & administrative costs increased $0.2 million, or 25%, from $0.8 million for the three months ended March 31, 2002, to $1.0 million for the same period in 2003.  This increase was attributed to an increase in staffing costs as well as additional legal costs.

          Provisions for doubtful accounts, notes and bonds receivable increased by $0.1 million, or 50%, from $0.2 million for the three months ended March 31, 2002, to $0.3 million for the same period in 2003.  This increase is the result of the Company’s concern about the collectibility of working capital advances made to its SNF located in Hoquiam, Washington.

          Equity in earnings of unconsolidated affiliates increased $3.8 million for the three months ended March 31, 2003 compared to the same period in 2002.  This increase was partially due to the sale of a 23,000 square foot MOB located in Aliso Viejo, California in which the Company holds a 50% interest.  The Company recognized a gain of approximately $1.3 million as a result of this sale.  In addition, another joint venture, in which the Company holds a 50% interest, sold an ALF located in Omaha, Nebraska.  The Company recognized a gain of approximately $2.6 million as a result of the sale.  These increases were offset by $0.1 million in losses associated with the Company’s 50% investment in Lakeview.  Lakeview was formed for the purpose of developing a two-story, 80-unit, 92 bed assisted living facility in Yorba Linda, California.  The facility has been in a lease-up phase since opening in March 2002 and therefore producing a net loss.

          The Company recognized a net gain from discontinued operations in the amount of $2.4 million during the year ended December 31, 2002.  The sale, in January 2002, of a 183-bed hospital located in Tustin, California to Pacific Health Corporation, the operator of the hospital, accounted for this gain.

          Net income decreased $0.1 million, from $3.9 million for the three months ended March 31, 2002 to $3.8 million for the same period in 2003.  This decrease was primarily due to the $2.4 million decrease in gains from discontinued operations, the $1.6 million decrease in interest and loan fee income, the $0.3 million increase in skilled nursing expenses and the $0.2 million increase in general and administrative costs.  These were offset by the $3.8 million increase in equity in earnings of unconsolidated affiliates, the $0.4 million decrease in interest expense and the $0.2 million increase in patient revenues.

Liquidity and Capital Resources

          As of March 31, 2003, the Company’s direct investment in net real estate assets totaled approximately $142.9 million, $27.6 million in assets held for sale, $5.3 million in joint ventures and $1.2 million invested in notes receivable.  Total debt outstanding as of March 31, 2003 totaled $193.3 million.

          The Company obtains its liquidity from multiple internal and external sources.  Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities.   The MOBs produced approximately $3.6 million of net income before minority interests for the three months ended March 31, 2003.  The MOBs contain approximately 857,000 rentable square feet and, as of March 31, 2003, were approximately 98.4% leased to over 425 tenants with lease terms typically ranging from three to ten years.   The ALFs produced approximately $2.2 million of net income for the three months ended March 31, 2003.  The ALFs are leased to operators who manage the facilities for the Company.  All of the leases are for five years or less with non-credit tenants.  The SNFs produced a net loss of approximately $0.4 million for the three-months ended March 31, 2003.  All of the SNFs, with the exception of the three SNFs located in Hampden, Massachusetts where the Company holds the operating licenses and has entered into a management agreement with a local operator and also the North Valley Nursing and Rehabilitation Center which is closed, are leased to operators who manage the facilities for the Company.   In the event that the operators of the ALFs and SNFs are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facilities in order to keep them operating.  If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions might be adversely affected.

          The Company’s principal external sources of capital consist of various secured loans.  As of March 31, 2003, the Company had secured loans outstanding of approximately $193.3 million.  While the Company will still consider selective property acquisitions that are accretive to earnings, the Company’s primary goal over the next few years is to reduce the balance on the $35 million loan obtained from GMAC in October 2001.   The Company’s ability to reduce the balance on the $35 million loan along with its ability to make selective acquisitions requires continued access to capital.  If the Company is unable to obtain access to new capital or to refinance its existing investments, the Company’s ability to reduce the balance on the $35 million loan and to expand and even its ability to maintain its current level of distributions to its stockholders may be impaired.  The Company is also considering selling some of its assets in the future in order to provide additional liquidity.  As of March 31, 2003, the outstanding balance on the $35 million loan with GMAC was $32.7 million.

          In February 2003, a joint venture, in which the Company held a 50% interest, sold a 23,000 square foot MOB located in Aliso Viejo, California for $7.3 million.  The Company received net proceeds of $1.2 million from the sale.  Also in February 2003, another joint venture, in which the Company held a 50% interest, sold an ALF located in Omaha, Nebraska for $11.1 million.  The Company received net proceeds of $1.8 million from the sale.  Furthermore, in February 2003, the Company refinanced an MOB located in Beverly Hills, California for $8.2 million.  The loan proceeds were used to repay the existing loan of $7.2 million along with other costs associated with the loan.  The new loan bears interest at 5.55% and is due on February 1, 2013.  The net proceeds from these transactions were used by the Company for working capital.

          The Company is currently in the process of refinancing a $30.0 million loan secured by four of its MOBs located in Beverly Hills, California.  The current loan, obtained from Nomura in August 1995, is due on August 11, 2005 and bears interest at a fixed rate of 7.89%.  Pursuant to the loan agreement, the Company has the option to prepay this loan at any time upon the payment of a premium, which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under the note.  The Company has signed an application with GMAC for a new 10-year loan of $47.0 million at an annual interest rate equal to 5.68%.  Although the Company has signed an application with GMAC, no assurances can be given that this loan will fund or that the Company will be able to obtain another loan for similar terms and conditions.   The Company is also in the process of refinancing its $5.2 million loan secured by a 49,000 square foot MOB located in Valencia, California.  The Company has received a commitment from Morgan Stanley for an $8.6 million, 10-year loan at an annual interest rate of 5.48%.  The current loan is due on January 1, 2019 and bears interest at a fixed rate of 6.75%.  Although the Company has a commitment from Morgan Stanley, no assurances can be given that this loan will fund or that the Company will be able to obtain another loan for similar terms and conditions.  The net proceeds from these refinancings will be used to pay down the Company’s $35 million loan with GMAC.

          As of May 14, 2003, the Company is under contract to sell one of its properties and has listed for sale three other properties.  The properties that have been listed for sale include a three-story, approximately 71,000 square foot MOB located in Mission Hills, California, a two-floor, 26,000 square foot MOB located in Burbank, California and a three-story, 40,000 square foot office and retail complex located in Coronado, California.  The Company is under contract to sell a one-story, 9,100 square foot retail facility located in Aliso Viejo, California for $2.82 million.  The Company plans to use the net proceeds from these sales to pay down its $35 million loan with GMAC, for new acquisitions and for general corporate purposes.

          The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during the first quarter to holders of record on the first day of each month.  The Company distributed no dividends to holders of the Company’s Common Stock during the first three months of 2003.

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

Historical Cash Flows

          The Company’s net cash from operating activities increased $2.1 million from a net cash use of $0.8 million for the three months ended March 31, 2002 to cash provided of $1.3 million for the same period in 2003.  The increase is due primarily to a decrease in gains on sale of assets of $2.5 million as well as a decrease in accounts payable of $3.7 million.   These were offset by a $3.8 million increase in equity in income of unconsolidated affiliates and a $0.5 million decrease in the loss on the change in fair market value of the Company’s LIBOR interest rate cap.

          Net cash from investing activities decreased $11.8 million, or 83%, from $14.3 million for the three months ended March 31, 2002 to $2.5 million for the same period in 2003.  The decrease was primarily due to a $4.8 million decrease in sales of real estate assets as well as a $9.1 million decrease in principal payments received from mortgage loans and notes receivable.  These were offset by an increase in distributions from unconsolidated affiliates of $1.8 million.

          Cash flows used in financing activities decreased by approximately $8.8 million from $12.8 million for the three months ended March 31, 2002, to $4.0 million for the same period in 2003.    The decrease is mainly due to an $8.2 million increase in the notes payable proceeds as well as a $2.8 million decrease in the repayment of notes payable.   These were offset by a $0.7 million increase in the change in restricted cash and a $1.6 million increase in deferred loan costs.

New Accounting Pronouncements

          In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE.  This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003.  For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003.    The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46.  These investments include real estate joint ventures with assets totaling $44 million as of December 31, 2002.  The Company’s maximum exposure to loss represents its recorded investment in these real estate joint ventures totaling $4.1 million as of December 31, 2002 and $5.3 million as of March 31, 2003.  The Company believes that many of these entities will not be consolidated, and may not ultimately fall under the provisions of FIN 46.  The Company cannot make any definitive conclusion until it completes its evaluation.

Recent Developments

          Due to the events of September 11 and the general insurance environment, the Company experienced a large increase in the cost of its property, liability and earthquake insurance upon their renewal in the third quarter of 2002.  Depending on the terms of the lease between the Company and its MOB tenant, in some cases, the Company is able to pass all of the higher insurance costs onto its MOB tenants; in other cases, the Company is able to pass only a portion of the higher costs onto its MOB tenants, with the Company paying the remainder.  Generally, the operators of the Company’s SNFs and ALFs pay the insurance costs.  However, the higher insurance costs could affect the ability of the MOB tenants and SNF and ALF operators to pay the Company rent which could have a material adverse effect on the Company’s financial condition and results of operations.

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

          The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company’s 2002 Annual Report on Form 10-K and the additional data presented below.  The table on the following page presents an analysis of FFO and additional data for the three month periods ended March 31, 2003 and 2002.

G&L REALTY CORP.
FUNDS FROM OPERATIONS AND ADDITIONAL DATA
(Unaudited)

	For the Three Month Periods Ended March 31,

	2003	2002

	(in thousands)
Funds from Operations(1)
Net income	$3,810	$3,896
Depreciation of real estate assets	1,310	1,353
Amortization of deferred lease costs	61	65
Net gain from discontinued operations	—	(2,458)
Depreciation from unconsolidated affiliates	171	99
Adjustment for minority interest in consolidated affiliates	(38)	(35)
Dividends on preferred stock	(1,790)	(1,790)

Funds from Operations(1)	$3,524	$1,130

Additional Data
Cash flows:
Operating activities	$1,291	$(802)
Investing activities	2,486	14,333
Financing activities	(4,033)	(12,844)
Capital expenditures
Building improvements	$293	$98
Tenant improvements	258	147
Furniture, fixtures & equipment	66	41
Leasing commissions	11	44
Depreciation and amortization
Depreciation of real estate assets	$1,310	$1,353
Depreciation of non-real estate assets	163	143
Amortization of deferred lease costs	61	65
Amortization of deferred licensing costs	13	13
Amortization of capitalized financing costs	221	320
Accrued rent in excess of billed rent	$53	$131

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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations.  As of March 31, 2003, approximately 26% of the Company’s notes payable bear interest at a rate indexed to the one-month LIBOR rate or Prime Rate.  The tables below provide information as of March 31, 2003 and December 31, 2002 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value.  The weighted average interest rates presented are the actual rates as of March 31, 2003 and December 31, 2002.

	PRINCIPAL MATURING IN:							Fair Market Value March 31, 2003

	2003	2004	2005	2006	2007	Thereafter	Total

	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$1,833	$2,686	$27,434	$31,585	$1,661	$76,087	$141,286	$160,974
Average interest rate	7.48%	7.48%	7.48%	7.47%	7.38%	6.97%	7.41%
Variable rate	1,889	14,999	6,825	3,006	3,489	19,856	50,064	50,064
Average interest rate	7.76%	7.76%	7.76%	7.76%	7.76%	7.76%	7.76%
Line of credit:
Variable rate	1,986						1,986	1,986
Average interest rate	6.75%						6.75%

	$5,708	$17,685	$34,259	$34,591	$5,150	$95,943	$193,336	$213,024

          The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate.  Based upon interest rates as of March 31, 2003, a 1% increase in the LIBOR rate would decrease future earnings by $521,000 annually, and decrease future cash flow by $390,000 annually.  A 1% decrease in the LIBOR rate would increase future earnings by $521,000 annually, and increase future cash flow by $390,000 annually.  A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company’s debt.

	PRINCIPAL MATURING IN:							Fair Market Value December 31, 2002

	2003	2004	2005	2006	2007	Thereafter	Total

	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,564	$2,752	$27,508	$31,665	$1,750	$74,713	$140,952	$168,016
Average interest rate	7.57%	7.57%	7.56%	7.49%	7.14%	7.14%	7.52%
Variable rate	2,174	15,367	6,890	3,006	3,489	19,857	50,783	50,783
Average interest rate	7.82%	7.82%	7.82%	7.82%	7.82%	7.82%	7.82%
Line of credit:
Variable rate	2,357						2,357	2,357
Average interest rate	6.75%						6.75%

	$7,095	$18,119	$34,398	$34,671	$5,239	$94,570	$194,092	$221,156

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

There were no reports on Form 8-K filed during the three month period ended March 31, 2003.

(a)     Exhibits

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

(a)     Exhibits - (continued from previous page)

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
c)	Management contract or compensatory plan or arrangement

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G&L REALTY CORP.

Date: May 15, 2003	By:	/s/ DAVID E. HAMER

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

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

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

          5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

/s/ DAVID E. HAMER

David E. Hamer Chief Accounting Officer