Form 10-Q
period 2003-06-30
G&L REALTY CORP
filed 2003-08-14
CIK 912240

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to ________

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

Yes  ☐     No  ☒

         As of August 14, 2003, 710,199 shares of common stock of G&L Realty Corp. were outstanding.

G&L REALTY CORP.

G&L REALTY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2003	December 31, 2002

	(Unaudited)
ASSETS
Rental properties (Note 3):
Land	$27,547	$23,614
Buildings and improvements, net	117,865	119,682
Projects under development	736	240

Total rental properties	146,148	143,536
Assets held for sale (Note 3)	27,790	27,676
Cash and cash equivalents	2,349	2,366
Restricted cash	3,541	3,118
Tenant rent, reimbursements and other receivables, net	7,839	7,238
Unbilled rent receivable, net	2,569	2,551
Mortgage loans and notes receivable, net (Note 9)	1,311	1,829
Investments in unconsolidated affiliates (Note 6)	5,174	4,139
Deferred charges and other assets, net (Note 4)	5,690	5,555

TOTAL ASSETS	$202,411	$198,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$184,226	$175,109
Liabilities of assets held for sale (Note 3)	19,057	19,311
Accounts payable and other liabilities	6,698	5,733
Tenant security deposits	1,312	1,275

Total liabilities	211,293	201,428
Minority interest in consolidated affiliates	(1,355)	(1,148)
STOCKHOLDERS’ EQUITY (Note 5):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred - 1,495,000 shares issued and outstanding as of June 30, 2003 and December 31, 2002	15	15
• Series B Preferred - 1,380,000 shares issued and outstanding as of June 30, 2003 and December 31, 2002	14	14
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of June 30, 2003 and December 31, 2002	7	7
Additional paid-in capital	40,827	40,827
Distributions in excess of net income	(43,150)	(37,895)
Notes receivable from stockholders	(5,240)	(5,240)

Total stockholders’ equity	(7,527)	(2,272)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$202,411	$198,008

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,

	2003	2002	2003	2002

REVENUES:
Rent	$5,640	$6,562	$11,356	$12,677
Patient revenues	6,337	5,852	12,236	11,576
Tenant reimbursements	694	845	1,377	1,314
Parking	384	367	738	701
Interest and loan fees	192	232	399	2,032
Other income	69	429	591	798

Total revenues	13,316	14,287	26,697	29,098

EXPENSES:
Property operations	1,906	1,934	3,773	3,783
Skilled nursing operations	5,843	5,264	11,252	10,362
Depreciation and amortization	1,385	1,362	2,734	2,738
Provision for doubtful accounts, notes and bonds receivable	114	355	393	564
Loss on sale of bonds receivable (Note 9)	—	—	120	—
Interest (Note 10)	8,359	4,222	12,163	8,471
General and administrative	879	814	1,832	1,603

Total expenses	18,486	13,951	32,267	27,521

(Loss) income from operations before minority interests, equity in earnings of unconsolidated affiliates and discontinued operations	(5,170)	336	(5,570)	1,577
Equity in (loss) earnings of unconsolidated affiliates (Notes 6 and 10)	(84)	9	3,800	98
Minority interest in consolidated affiliates	(81)	(13)	(10)	(138)
Corporate income tax expense	(22)	—	(45)	—

(Loss) income from operations before discontinued operations	(5,357)	332	(1,825)	1,537
Discontinued operations
Net income from operations of discontinued operations (Note 3)	673	299	951	532
Net (loss)gain from discontinued operations	—	(138)	—	2,320

Net (loss) income	(4,684)	493	(874)	4,389
Dividends on preferred stock	(1,791)	(1,791)	(3,581)	(3,581)

Net (loss) income available to common stockholders	$(6,475)	$(1,298)	$(4,455)	$808

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(874)	$4,389
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	2,749	3,132
Amortization of deferred loan costs	385	502
Write-off of deferred loan costs	272	—
Loss on sale of bonds receivable	120	—
Net gain on sale of assets	—	(2,320)
Loss on change in value of interest rate hedge	319	582
Minority interests	10	138
Equity in income of unconsolidated affiliates	(3,800)	(98)
Provision for doubtful accounts, notes and bonds receivable	393	564
Unbilled rent receivable, net	(10)	(317)
(Increase) decrease in:
Tenant rent, reimbursements and other receivables	(946)	(1,526)
Prepaid expense and other assets	(34)	(38)
Accrued interest and loan fees receivable	(239)	(183)
Increase (decrease) in:
Accounts payable and other liabilities	823	(4,914)
Tenant security deposits	46	(20)

Net cash used in operating activities	(786)	(109)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets	—	5,141
Sale of bonds receivable	600	—
Purchase of real estate assets	(3,932)
Additions to rental properties	(1,105)	(832)
Pre-acquisition costs, net	6	122
Construction in progress	(546)	(19)
Leasing commissions	(49)	(68)
Investment in mortgage loans and notes receivable	—	(310)
Contributions to unconsolidated affiliates	(159)	(1,470)
Distributions from unconsolidated affiliates	2,924	1,490
Principal payments received from mortgage loans and notes receivable	—	9,333

Net cash (used in) provided by investing activities	(2,261)	13,387

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	64,425	9,160
Repayment of notes payable	(55,492)	(20,060)
Payment of deferred loan costs	(909)	90
(Increase) decrease in restricted cash	(458)	821
Minority interest equity contribution	—	25
Distributions	(4,535)	(3,824)

Net cash provided by (used in) financing activities	3,031	(13,788)

Continued...

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16)	(510)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,366	2,039

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,350	$1,529

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$12,717	$8,742

NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred distributions due to minority partner	$63	$30

Acquisition of property and other assets for assumption of note payable:
Restricted cash		$597
Land		1,390
Buildings and improvements		10,760
Deferred charges and other assets		463
Note receivable		(1,269)

Total		$11,941

Assumption of note payable for property and other assets:
Note payable		$11,941

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
St. Thomas More, Inc., a Maryland Corporation (“St. Thomas More, Inc.”)
405 Bedford, LLC, a Delaware limited liability company (“405 Bedford”)
415 Bedford, LLC, a Delaware limited liability company (“415 Bedford”)
416 Bedford, LLC, a Delaware limited liability company (“416 Bedford”)
435 Bedford, LLC, a Delaware limited liability company (“435 Bedford”)

*	The Medical Partnership, Maryland Gardens, Hampden, Tustin, Holy Cross, and Burbank are herein collectively referred to as the “Financing Entities” and individually as the “Financing Entity.”

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

         References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Senior Care Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 32.81% partnership interest and is the sole general partner), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and is a co-managing member), Tarzana (in which the Operating Partnership owns a 85% membership interest and is a co-

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

managing member) and Hoquiam, Lyons, Coronado, Massachusetts, Aspen, Tustin II, Tustin III, St. Thomas More, St. Thomas More, Inc., 405 Bedford, 415 Bedford, 416 Bedford and 435 Bedford (in which the Operating Partnership or the Senior Care Partnership own a 100% interest).

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
G&L Parsons on Eagle Run, Inc. (“Eagle Run Inc.”) (See Note 10)
Lakeview Associates, LLC (“Lakeview”)
Tustin Heritage Place, LLC (“Heritage Place”)
Pac Par MOB, LLC (“Pacific Park”) (See Note 10)
G&L Radius Realty, LLC (“Radius”)

GLN, San Pedro, Penasquitos LLC, Eagle Run, Eagle Run, Inc., Lakeview, Heritage Place, Pacific Park and Radius are herein collectively referred to as the “Unconsolidated Affiliates” and individually as “Unconsolidated Affiliate”.

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

         The information presented as of and for the six-month period ended June 30, 2003 and 2002 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results that might be expected for the full fiscal year.

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

         Recent accounting pronouncements--On January 1, 2003, the Company adopted the provisions of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

         On January 1, 2003, the Company adopted the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

         On January 1, 2003, the Company adopted the initial recognition and measurement provisions of Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on the Company’s results of operations or financial condition.

         In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46. These investments include real estate joint ventures with assets totaling $32 million as of June 30, 2003. The Company’s maximum exposure to loss represents its recorded investment in these real estate joint ventures totaling $5.2 million as of June

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

30, 2003 and $4.1 million as of December 31, 2002. The Company believes that all of its real estate joint ventures do not fall under the provisions of FIN 46 and will not be consolidated. However, the Company cannot make any definitive conclusions until it completes its evaluation.

         In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instrumnets ans Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activites under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

         In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

3.  BUILDINGS AND IMPROVEMENTS

         Buildings and improvements consist of the following:

	June 30, 2003	December 31, 2002

	(in thousands)
Buildings and improvements	$137,972	$137,575
Tenant improvements	11,452	11,160
Furniture, fixtures and equipment	5,150	5,047

	154,574	153,782
Less accumulated depreciation and amortization	(36,709)	(34,100)

Total	$117,865	$119,682

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

         As of June 30, 2003, the Company had listed for sale or was under contract to sell a total of four properties. The properties include a three-story, approximately 71,000 square foot MOB located in Mission Hills, California, a two-floor, 26,000 square foot MOB located in Burbank, California, a three-story, 40,000 square foot office and retail complex located in Coronado, California and a one-story, 9,100 square foot retail facility located in Aliso Viejo, California. For presentation purposes, the assets and liabilities relating to these properties have been included in assets held for sale and liabilities of assets held for sale, respectively, on the balance sheet. The following tables summarize assets held for sale and liabilities of assets held for sale as of June 30, 2003 and December 31, 2002:

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Assets & Liabilities of Assets Held for Sale
As of June 30, 2003

	Mission Hills	Burbank	Coronado	Aliso Viejo	Total
Rental properties:

Land	$2,556	$1,300	$809	$560	$5,225
Buildings and improvements, net	8,529	3,316	8,276	1,191	21,312
Projects under development	4	—	52	—	56

Total rental properties	11,089	4,616	9,137	1,751	26,593
Restricted cash	39	17	128	—	184
Tenant rent and reimbursements receivable, net	10	—	40	16	66
Unbilled rent receivable, net	481	75	25	42	623
Deferred charges and other assets, net	102	71	119	32	324

Total assets held for sale	$11,721	$4,779	$9,449	$1,841	$27,790

LIABILITIES:
Notes Payable	$7,370	$2,973	$7,109	$1,347	$18,799
Accounts payable and other liabilities	51	31	12	—	94
Tenant security deposits	103	27	34	—	164

Total liabilities of assets held for sale	$7,524	$3,031	$7,155	$1,347	$19,057

Assets & Liabilities of Assets Held for Sale
As of December 31, 2002

	Mission Hills	Burbank	Coronado	Aliso Viejo	Total
Rental properties:
Land	$2,557	$1,300	$809	$560	$5,226
Buildings and improvements, net	8,451	3,296	8,257	1,190	21,194
Projects under development	—	—	6	—	6

Total rental properties	11,008	4,596	9,072	1,750	26,426
Restricted cash	38	18	93	—	149
Tenant rent and reimbursements receivable, net	5	65	1	5	76
Unbilled rent receivable, net	515	65	14	37	631
Deferred charges and other assets, net	127	90	141	36	394

Total assets held for sale	$11,693	$4,834	$9,321	$1,828	$27,676

LIABILITIES:
Notes Payable	$7,456	$3,007	$7,160	$1,360	$18,983
Accounts payable and other liabilities	131	41	—	—	172
Tenant security deposits	96	27	33	—	156

Total liabilities of assets held for sale	$7,683	$3,075	$7,193	$1,360	$19,311

         The revenues and expenses relating to the assets held for sale are included in net income from operations of discontinued operations on the income statement. In addition, during 2002, the Company sold a 183-bed hospital located in Tustin, California and a SNF located in Paso Robles, California. The following tables summarize net income from operations of discontinued operations for the three and six month periods ended June 30, 2003 and June 30, 2002:

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Net income from operations of discontinued operations
For the six month period ended June 30, 2003

	Mission Hills	Burbank	Coronado	Aliso Viejo	Total
Revenues:
Rent	$875	$373	$608	$95	$1,951
Tenant reimbursements	35	34	163	9	241
Parking	34	17	12	—	63
Other income	5	10	1	—	16

Total revenues	949	434	784	104	2,271

Expenses:
Property operations	289	136	187	9	621
Depreciation and amortization	7	4	4	1	16
Interest	268	109	253	53	683

Total expenses	564	249	444	63	1,320

Net income from operations of discontinued operations	$385	$185	$340	$41	$951

Net income from operations of discontinued operations
For the six month period ended June 30, 2002

	Paso Robles	Tustin	Mission Hills	Burbank	Coronado	Aliso Viejo	Total
Revenues:
Rent	—	$20	$919	$361	$567	$96	$1,963
Tenant reimbursements	—	—	59	23	138	8	228
Parking	—	—	31	17	10	—	58
Other income	—	—	7	5	2	—	14

Total revenues	—	20	1,016	406	717	104	2,263

Expenses:
Property operations	11	4	270	146	189	9	629
Depreciation and amortization	3	—	186	66	121	18	394
Interest	—	14	274	111	256	53	708

Total expenses	14	18	730	323	566	80	1,731

Net (loss) income from operations of discontinued operations	$(14)	$2	$286	$83	$151	$24	$532

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Net income from operations of discontinued operations
For the three month period ended June 30, 2003

	Mission Hills	Burbank	Coronado	Aliso Viejo	Total
Revenues:
Rent	$433	$191	$307	$48	$979
Tenant reimbursements	17	24	83	4	128
Parking	19	9	8	—	36
Other income	2	6	—	—	8

Total revenues	471	230	398	52	1,151

Expenses:
Property operations	144	70	100	4	318
Depreciation and amortization	(88)	(29)	(57)	(8)	(182)
Interest	135	54	127	26	342

Total expenses	191	95	170	22	478

Net income from operations of discontinued operations	$280	$135	$228	$30	$673

Net income from operations of discontinued operations
For the three month period ended June 30, 2002

	Paso Robles	Tustin	Mission Hills	Burbank	Coronado	Aliso Viejo	Total
Revenues:
Rent	—	$—	$467	$183	$288	$48	$986
Tenant reimbursements	—	—	52	13	66	3	134
Parking	—	—	16	7	12	—	35
Other income	—	—	1	3	1	1	6

Total revenues	—	—	536	206	367	52	1,161

Expenses:
Property operations	(1)	1	135	74	105	4	318
Depreciation and amortization	1	—	93	31	61	9	195
Interest	—	—	137	56	129	27	349

Total expenses	—	1	365	161	295	40	862

Net (loss) income from operations of discontinued operations	$—	$(1)	$171	$45	$72	$12	$299

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4.  DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

	June 30, 2003	December 31, 2002

	(in thousands)
Deferred loan costs	$6,149	$6,426
Pre-acquisition costs	—	6
Leasing commissions	1,519	1,693
Prepaid expense and other assets	754	486

	8,422	8,611
Less accumulated amortization	(2,732)	(3,056)

Total	$5,690	$5,555

5.  STOCKHOLDERS’ EQUITY

         Distributions in excess of net income-- The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders’ equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the six months ended June 30, 2003 and for the year ended December 31, 2002:

	June 30, 2003	December 31, 2002

	(in thousands)
Distributions in excess of net income at beginning of period	$(37,895)	$(34,722)
Net (loss) income during period	(874)	4,489
Less: Distributions declared	(4,381)	(7,662)

Distributions in excess of net income	$(43,150)	$(37,895)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in Note 1. The following table provides a summary of the Company’s investment in each of these entities as of June 30, 2003. (In thousands).

	Radius	San Pedro	Penasquitos LLC	Heritage Place	Pacific Park	Eagle Run, Inc.	Eagle Run	Lakeview	Total

Opening balance at beginning of period	$1,217	$1,520	$(475)	$—	$48	$(916)	$423	$442	$2,259
Equity in earnings (loss) of affiliates	18	84	(29)	—	1,276	51	2,597	(197)	3,800
Cash contributions		—	—	—	25	—	—	114	139
Cash distributions	(7)	—	—	—	(1,233)	—	(1,745)	—	(2,985)
Intercompany elimination	—	—	—	—	(672)	36	48	—	(588)
Gain (loss) on investment	—	—	—	—	556	829	(1,323)	—	62

Equity, before inter-company adjustments	1,228	1,604	(504)	—	—	—	—	359	2,687

Intercompany transactions:
Receivable, net	—	36	291	14	—	—	—	2,146	2,487

Investment in unconsolidated affiliates	$1,228	$1,640	$(213)	$14	$—	$—	$—	$2,505	$5,174

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(Unaudited)

         Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the six months ended June 30, 2003. (In thousands).

	Radius	San Pedro	Penasquitos LLC	Heritage Place	Pacific Park	EagleRun Inc.	Eagle Run	Lakeview	Total

Financial Position:
Land	$200	$2,011	$641	$750	$—	—	—	$947	$4,549
Buildings	5,651	4,171	5,962	—	—	—	—	7,883	23,667
Other assets	1,218	502	1,230	238	—	—	—	408	3,596
Notes payable	(5,437)	(4,489)	(8,350)	(940)	—	—	—	(7,825)	(27,041)
Other liabilities	—	(1,046)	(408)	(48)	—	—	—	(1,291)	(2,793)

Net assets	$1,632	$1,149	$(925)	$—	$—	$—	$—	$122	$1,978

Partner’s equity:
Company	$1,228	$1,604	$(504)	$—	$—	$—	$—	$359	$2,687
Others	404	(455)	(421)	—	—	—	—	(237)	(709)

Total equity	$1,632	$1,149	$(925)	$—	$—	$—	$—	$122	$1,978

Operations:
Revenues	$334	$589	$459	$—	$108	$624	$143	$375	$2,632
Net gain on sale	—	—	—	—	2,632	—	5,295	—	7,927
Expenses	(310)	(492)	(518)	—	(188)	(522)	(243)	(768)	(3,041)

Net income (loss)	$24	$97	$(59)	$—	$2,552	$102	$5,195	$(393)	$7,518

Allocation of net (loss) income:
Company	$18	$84	$(29)	$—	$1,276	$51	$2,597	$(197)	$3,800
Others	6	13	(30)	—	1,276	51	2,598	(196)	3,718

Net income (loss)	$24	$97	$(59)	$—	$2,552	$102	$5,195	$(393)	$7,518

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.  SEGMENT INFORMATION

The	Company’s business currently consists of the following segments:

•	Medical office buildings – These investments consist of 22 high quality MOBs, two retail facilities, one research and development facility and one parking facility totaling approximately 857,000 square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

•	Skilled nursing facilities – These investments consist of eight SNFs and one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona. The SNFs are located in Hampden, Massachusetts; Phoenix, Arizona; Hoquiam, Washington; Hyattsville, Maryland and Chico, California. Seven of the SNFs and the apartment complex are owned 100% by the Company. The Company currently holds the operating license in three of the eight SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, all of the assets, liabilities, revenues and expenses of these SNFs are reflected in the condensed consolidated financial statements of the Company and the segment information provided below. The Company will be required to pay the applicable corporate income tax on any net income produced by the SNFs located in Hampden, Massachusetts, although the Company’s REIT status will not be affected. While the Company does not intend to hold these operating licenses for the long term, the Company believes it is currently in its best interests to own the licenses to operate these facilities.

•	Assisted living facilities – These investments consist of four ALFs, all owned through joint ventures. The four ALFs contain over 340 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs.

•	Debt obligations – These investments initially consisted of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. The Company is no longer in the business of lending money and has not made any new loans for a couple of years. The Company is working to collect the balance of its loans that are currently outstanding, most of which have been partially or fully reserved. As of June 30, 2003, the Company had seven loans outstanding with a net book value of $1.3 million.

         The tables on the following pages reconcile the Company’s income and expense activity for the six months ended June 30, 2003 and 2002 and balance sheet data as of June 30, 2003.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2003 Reconciliation of Reportable Segment Information
For the six months ended June 30, 2003

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$10,836	$1,047	$1,588	$—	$—	$13,471
Patient revenues	—	12,236	—	—	—	12,236
Interest and loan fees	19	14	—	356	10	399
Other income	1,020	31	(494)	—	34	591

Total revenues	11,875	13,328	1,094	356	44	26,697

Expenses:
Property operations	3,291	278	122	82	—	3,773
Skilled nursing operations	—	11,252	—	—	—	11,252
Depreciation and amortization	1,690	762	262	—	20	2,734
Interest	8,172	1,213	731	—	2,047	12,163
Loss on sale of bonds receivable	—	—	—	120	—	120
Provision for doubtful accounts and notes receivable	—	393	—	—	—	393
General and administrative	—	—	—	—	1,832	1,832

Total expenses	13,153	13,898	1,115	202	3,899	32,267

(Loss) income from operations	(1,278)	(570)	(21)	154	(3,855)	(5,570)
Equity in earnings of unconsolidated affiliates	1,359	18	2,423	—	—	3,800
Net income from operations of discontinued operations	951	—	—	—	—	951
Corporate income tax expense	—	(45)	—	—	—	(45)

Income (loss) from operations before minority interests	$1,032	$(597)	$2,402	$154	$(3,855)	$(864)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

2002 Reconciliation of Reportable Segment Information
For the six months ended June 30, 2002

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$11,717	$1,525	$1,450	$—	$—	$14,692
Patient revenues	—	11,576	—	—	—	11,576
Interest and loan fees	23	17	—	1,961	31	2,032
Other income	388	376	—	—	34	798

Total revenues	12,128	13,494	1,450	1,961	65	29,098

Expenses:
Property operations	3,268	314	128	73	—	3,783
Skilled nursing operations	—	10,362	—	—	—	10,362
Depreciation and amortization	1,782	679	256	—	21	2,738
Provision for doubtful accounts and notes receivable	6	513	—	45	—	564
Interest	3,654	943	1,459	150	2,265	8,471
General and administrative	—	—	—	—	1,603	1,603

Total expenses	8,710	12,811	1,843	268	3,889	27,521

Income (loss) from operations	3,418	683	(393)	1,693	(3,824)	1,577
Equity in earnings of unconsolidated affil.	142	12	(63)	7	—	98
Net income from operations of discontinued operations	545	(13)	—	—	—	532
Net gain from discontinued operations	—	2,320	—	—	—	2,320

Income (loss) from operations before minority interests	$4,105	$3,002	$(456)	$1,700	$(3,824)	$4,527

2003 Reconciliation of Reportable Segment Information
As of June 30, 2003

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Rental properties	$86,180	$39,011	$20,791	$—	$166	$146,148
Assets held for sale	27,790	—	—	—	—	27,790
Mortgage loans and notes receivable, net	—	268	—	1,043	—	1,311
Cash and cash equivalents	2,106	434	(140)	—	(51)	2,349
Restricted cash	2,203	940	339	—	59	3,541
Tenant rent and reimb. receivable, net	1,323	3,516	1,804	—	1,196	7,839
Unbilled rent receivable, net	2,569	—	—	—	—	2,569
Investment in unconsolidated affiliates	1,640	1,228	2,306	—	—	5,174
Deferred loan costs, net	3,175	639	544	—	—	4,358
Deferred lease costs, net	579	—	—	—	—	579
Prepaid expense and other	246	464	43	—	—	753

Total assets	$127,811	$46,500	$25,687	$1,043	$1,370	$202,411

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

8.      COMMITMENTS AND CONTINGENCIES

         Neither the Company, the Operating Partnership, the Financing Entities, the Subsidiaries, the Roxbury Partnership, Valencia, Pacific Gardens, Hoquiam, Lyons, Coronado, Tarzana, Massachusetts, Aspen, Tustin II, Tustin III, St. Thomas More, St. Thomas More, Inc., 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford the Unconsolidated Affiliates nor any of the assets within their portfolios of MOBs, parking facilities, and retail space (the “Properties”) is currently a party to any material litigation, except as discussed below.

         There are a number of stockholder class actions pending against the Company and its directors that arose out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company’s common stock not then owned by them. The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000. A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. This suit was voluntarily dismissed without prejudice on June 7, 2001, and re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001. Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001. Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001. All these actions assert claims for breach of fiduciary duty and seek compensatory damages and other relief. The Lukoff, Abrons and Harbor Finance actions have been consolidated for all purposes and the Morse action has been stayed in favor of the California actions.

         In addition, a group of four individual shareholders who made proposals to acquire the Company also filed suit against the Company and its directors arising out of the same conduct alleged in the class actions and making similar claims. This suit, Lyle Weisman, et al. v. G & L Realty Corp., et al., case number BC 271401, was filed in the Superior Court of California, County of Los Angeles, on April 4, 2002. The Weisman plaintiffs also assert claims for intentional and negligent interference with prospective economic advantage against the individual defendants on the theory that they interfered with the Weisman plaintiffs’ purported acquisition proposals. On April 29, 2003, the Court dismissed the Weisman plaintiffs’interference claims for failure to state a claim, with leave to amend. On June 2, 2003, the Weisman plaintiffs amended their complaint, reasserting their breach of fiduciary duty and intentional and negligent interference claims and adding claims for unjust enrichment and violation of business and professions code sections 17200 et seq. against Messrs. Gottlieb and Lebowitz. In addition, the second amended complaint names the following additional defendants: Houlihan Lokey Howard and Zukin, Inc., which advised the special committee of the Company’s board of directors regarding the merger; General Motors Acceptance Corporation, which provided financing for the merger; and St. Thomas More, Inc., an entity acquired by the Company in January 2002 as part of the Company’s acquisition of a nursing and rehabilitation center in Hyattsville, Maryland. The Company has agreed to indemnify Houlihan Lokey against certain liabilities related to this lawsuit. On July 31, 2003, the Court dismissed the Weisman plaintiffs’ negligent interference claim, without leave to amend, and their intentional interference claim, with leave to amend.

         On January 17, 2003, the Company and Messrs. Gottlieb and Lebowitz jointly filed a cross-complaint against the Weisman plaintiffs alleging that their acquisition proposals were made with no real intent to acquire the Company, but simply to disrupt the Company’s existing merger agreement with Messrs. Gottlieb and Lebowitz. The cross-complaint asserts causes of action for intentional interference with contract, intentional interference with prospective economic advantage, and unfair competition in violation of business and professions code sections 17200 et seq. and fraud. The Weisman suit has been consolidated with the Lukoff class actions for purposes of discovery. No trial date has been set in any action.

         These lawsuits are covered by $5 million of directors and officer’s liability insurance.

         The Company is the guarantor on a $250,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner. In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa, Oklahoma. In order to facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma. The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. To date, the letter of credit has not been accessed and the property is current on its interest payments to all debt holders. The Company’s maximum liability under the guarantee is $250,000, although the Company does not anticipate having to pay anything under this letter of credit. As such, the Company has recorded no liability on its balance sheet related to this guarantee as of June 30, 2003. In addition, the Company holds an unsecured promissory note from NVHF in the amount of $562,000. The Company has held the note for almost three years and NVHF is current on all payments due under the terms of the note.

9.      RELATED PARTY TRANSACTIONS

         In February 2003, the Company sold $720,000 of its $1.3 million of Tulsa Industrial Authority Subordinate Multifamily Housing Revenue Bonds (the “Bonds”) to Reese L. Milner for $600,000. Mr. Milner currently owns

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

approximately 2% of the Operating Partnership and the Senior Care Partnership and is also a minority partner in the Roxbury Partnership. Mr. Milner was a member of the Company’s board of directors from 1993 to 1999. The Bonds are tax-exempt, bear interest at 8.75% per annum and are due on June 15, 2030. The Company recognized a loss of $120,000 on the sale of the Bonds to Mr. Milner.

10.      ACQUISITIONS, DISPOSITIONS AND FINANCINGS

         On February 23, 2003, a joint venture, in which the Company holds a 50% interest, sold a 23,000 square foot MOB located in Aliso Viejo, California for $7.3 million. The joint venture recognized a gain of $2.6 million from the sale. The Company received net proceeds of $1.2 million from the sale and recorded net earnings from the joint venture of $1.3 million.

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

         Also on February 28, 2003, another joint venture, in which the Company holds a 50% interest, sold an ALF located in Omaha, Nebraska for $11.1 million. The joint venture recognized a gain of $5.3 million from the sale. The Company received net proceeds of $1.8 million from the sale and recorded net earnings from the joint venture of $2.6 million.

         In March 2003, the Company received an extension on a $13.9 million loan that was originally due on October 1, 2002, but which had been previously extended to January 1, 2003. The loan, which is secured by three SNFs located in Massachusetts, was extended until January 1, 2004. Per the terms of the extension, the interest rate was increased to LIBOR plus 4.0% per annum. The Company expects to repay this loan in 2003 using the proceeds from a new long-term loan. As of June 30, 2003 the outstanding balance on this loan was $13.0 million.

         On May 22, 2003, the Company refinanced one of its Mobs located in Valencia, California with a new $8.6 million loan from Morgan Stanley Dean Witter Mortgage Capital, Inc. The Company repaid the remaining balance on the old loan of $4.6 million along with a prepayment penalty of $231,000 with the proceeds from the new loan. The new loan has a ten-year term and bears interest at a fixed rate of 5.48% per annum. On June 9, 2003, the Company used a portion of the net refinancing proceeds of $3.6 million along with its net proceeds from the sale of its Aliso Viejo MOB to purchase a parcel of land in Valencia, California on which six of its Mobs are located and an adjacent parcel of land on which a 10,000 square foot building is situated. The Henry Mayo Newhall Memorial Hospital is leasing this building for $10,634 per month. The total purchase price was $3.9 million. The Company had previously been paying $22,000 per month to Henry Mayo Newhall Memorial Hospital in order to lease this land.

         On June 3, 2003, the Company refinanced a loan secured by four of its Mobs located in Beverly Hills, California with a new $47.0 million loan from GMAC Commercial Mortgage Corp. (“GMAC”). The Company used the proceeds to repay the remaining balance on the old loan of $26.2 million along with a prepayment penalty of $4.05 million. The new loan bears interest at a fixed rate of 5.68% per annum and is due on June 1, 2013. The Company used the net proceeds of $14.9 million to reduce the balance on its $35 million loan obtained from GMAC in October 2001 and incurred an additional prepayment penalty of $0.3 million. The balance on the GMAC loan as of June 30, 2003 was $17.5 million.

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

Recent Developments

         In the first six months of 2003, the Company has been actively refinancing its fixed rate mortgages with new 10-year fixed rate mortgages at interest rates that are 150 to 250 basis points lower than the previous mortgages. During the first six months of 2003, the Company obtained six new mortgages totaling $63.8 million. Although the Company incurred significant prepayment penalties in refinancing its existing mortgages with new mortgages, the Company used the majority of the net proceeds from these refinancing to pay down its variable rate debt and believes that the lower interest rates on the new mortgages will, over time, make up for the prepayment penalties incurred.

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

Results of Operations

          Comparison of the Six Month Period Ended June 30, 2003 versus the Six Month Period Ended June 30, 2002.

         Total revenues decreased by $2.4 million, or 8%, from $29.1 million in the first half of 2002, to $26.7 million for the same period in 2003. The main reason for this decrease was a decrease in interest and loan fee income of approximately $1.6 million from $2.0 million in the first half of 2002, to $0.4 million for the same period in 2003. This decrease was due to the non-recurrence in 2003 of fees associated with the early repayment in 2002 of the Company’s two notes receivable related to a SNF located in Hyattsville, Maryland.

         Patient revenues relating to the skilled nursing facilities located in Hampden, Massachusetts, which are operated by the Company, increased by $0.6 million, or 5% from $11.6 million in the first half of 2002, to $12.2 million for the same period in 2003. This increase was mainly due to increased occupancy and a higher percentage of Medicare patients for which the government pays a higher reimbursement rate. Although patient revenues increased 5% over the first half of 2002, higher operating expenses reduced the total net operating income produced by the Company’s skilled nursing facilities located in Hampden, Massachusetts in the first half of 2003.

         Rents, tenant reimbursements and parking revenues decreased by $1.2 million, or 8%, from $14.7 million in the first half of 2002, to $13.5 million for the same period in 2003. $1.5 million of this decrease is due to lease amendments at two of the Company’s ALFs as well as one of its SNFs. Although the cash flow that the Company is receiving from the two ALFs has not decreased from the prior year, the difference between the cash flow and the rent is being applied to reduce the outstanding rent receivable balance due from the ALFs to the Company. Due to operating losses at the SNF, the Company is not recording any rental revenue from this facility. These decreases were offset by a $0.3 million increase in rental revenue due to increased occupancy and rental rates per the terms of its lease agreements at the Company’s MOB properties.

         Total expenses increased by $4.7 million, or 17%, from $27.5 million for the six months ended June 30, 2002, to $32.2 million for the same period in 2003. The primary reason for this increase was an increase in prepayment fees and the write-off of deferred loan fees of $4.6 million relating to the early repayment of three separate loans totaling $38.0. In addition, increased skilled nursing operating costs at the three Hampden SNFs accounted for $0.9 million of this increase in total expenses. Rising liability insurance and staffing costs at these SNFs were the main reason for this increase.

          Property operating expenses remained unchanged at $3.8 million for the first half of 2003.

          Depreciation and amortization expense remained unchanged at $2.7 million for the first half of 2003.

         Interest expense increased $3.7 million, or 44%, from $8.5 million for the six months ended June 30, 2002, to $12.2 million for the same period in 2003. $4.6 million of this increase was due to prepayment fees and the write-off of deferred loan fees relating to the early repayment of three separate loans totaling $38.0 million. During the first half of 2003, the Company refinanced a $26.2 million loan secured by four of its MOBs located in Beverly Hills, California, a $7.2 million loan secured by another MOB located in Beverly Hills, California as well as a $4.6 million loan secured by an MOB located in Valencia, California. In addition, the Company paid down $14.9 million against the balance of its $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock, incurring pre-payment fees of $0.3 million. Finally, interest expense increased $0.2 million due to a new $4.3 million loan secured by its SNF located in Phoenix, Arizona that was obtained in December 2002. These increases were offset by decreases in interest expense totaling $1.4 million. A decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates accounted for $0.4 million of the total decrease. $0.7 million of the total decrease was due to pre-payment fees and the write-off of deferred loan fees relating to the early repayment, in 2002, of $7.3 million in loans secured by an ALF located in Tarzana, California. The remaining $0.3 million decrease was due to the decline in the fair market value of the LIBOR interest rate cap associated with the $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock. While the Company recognized a $0.3 million loss related to the decline in the fair market value of its LIBOR interest rate cap during the first half of 2003, the Company recognized a $0.6 million loss in the first half of 2002. While the Company recognized a $0.3 million loss in the first half of 2003 relating to the decline in the fair market value of its LIBOR interest rate cap, the value of the LIBOR interest rate cap fluctuates based upon current prevailing market interest rates. For the years ended December 31, 2001 and 2002, the Company recognized a $0.5 million gain and a $0.9 million loss, respectively, on the fair market value of its LIBOR interest rate cap, thus, the net effect on earnings since the Company’s purchase of this financial instrument has been a $0.7 million loss.

         General & administrative costs increased $0.2 million, or 13%, from $1.6 million for the six months ended June 30, 2002, to $1.8 million for the same period in 2003. This increase was attributed to an increase in corporate staffing costs as well as additional legal costs.

         Provisions for doubtful accounts, notes and bonds receivable decreased by $0.2 million, or 33%, from $0.6 million for the six months ended June 30, 2002, to $0.4 million for the same period in 2003. This decrease is the result of a decrease in reserves relating to the Company’s concern about the collectibility of working capital advances made to its SNF located in Hoquiam, Washington.

         Equity in earnings of unconsolidated affiliates increased $3.7 million for the six months ended June 30, 2003 compared to the same period in 2002. This increase was partially due to the sale of a 23,000 square foot MOB located in Aliso Viejo, California in which the Company held a 50% interest. The Company recognized a gain of approximately $1.3 million as a result of this sale. In addition, another joint venture, in which the Company held a 50% interest, sold an ALF located in Omaha, Nebraska. The Company recognized a gain of approximately $2.6 million as a result of the sale. These increases were offset by $0.2 million in losses associated with the Company’s 50% investment in Lakeview. Lakeview was formed for the purpose of developing a two-story, 80-unit, 92 bed assisted living facility in Yorba Linda, California. The facility has been in a lease-up phase since opening in March 2002 and therefore producing a net loss.

         The Company recognized a net gain from discontinued operations in the amount of $2.3 million during the year ended December 31, 2002. The sale, in January 2002, of a 183-bed hospital located in Tustin, California to Pacific Health Corporation, the operator of the hospital, accounted for a gain of $2.4 million. This gain was offset by a loss of $0.1 million realized upon the sale, in May 2002, of a SNF located in Paso Robles, California.

         Net income decreased $5.3 million, from a net gain of $4.4 million for the six months ended June 30, 2002 to a net loss of $0.9 million for the same period in 2003. This decrease was primarily due to the $3.7 million increase in interest expense due to early prepayment penalties, the $2.3 million decrease in gains from sales of assets (treated for accounting purposes as discontinued operations), the $1.6 million decrease in interest and loan fee income, the $1.2 million decrease in rents, tenant reimbursements and parking revenues, the $0.9 million increase in skilled nursing expenses and the $0.2 million increase in general and administrative costs. These were offset by the $3.7 million increase in equity in earnings of unconsolidated affiliates and the $0.6 million increase in patient revenues.

         Comparison of the Three Month Period Ended June 30, 2003 versus the Three Month Period Ended June 30, 2002.

         Total revenues decreased by $1.0 million, or 7%, from $14.3 million in the second quarter of 2002, to $13.3 million for the same period in 2003.

         Patient revenues relating to the skilled nursing facilities located in Hampden, Massachusetts, which are operated by the Company, increased by $0.5 million, or 9% from $5.8 million in the second quarter of 2002, to $6.3 million for the same period in 2003. This increase was due to increased occupancy and a higher percentage of Medicare patients for which the government pays a higher reimbursement rate.

         Rents, tenant reimbursements and parking revenues decreased by $1.1 million, or 14%, from $7.8 million in the second quarter of 2002, to $6.7 million for the same period in 2003. This decrease is due to lease amendments at two of the Company’s ALFs as well as one of its SNFs. Although the cash flow that the Company is receiving from the two ALFs has not decreased from the prior year, the difference between the cash flow and the rent is being applied to reduce the outstanding rent receivable balance due from the ALFs to the Company. Due to operating losses at the SNF, the Company is not recording any rental revenue from this facility.

         Total expenses increased by $4.6 million, or 33%, from $13.9 million for the three months ended June 30, 2002, to $18.5 million for the same period in 2003. The primary reason for this increase was an increase in prepayment fees and the write-off of deferred loan fees of $4.4 million related to the early repayment of two loans totaling $30.8 million. In addition, increased skilled nursing operating costs at the three Hampden SNFs accounted for $0.6 million of this increase in total expenses. Rising liability insurance and staffing costs at these SNFs were the primary reason for this increase.

         Property operating expenses remained unchanged at $1.9 million for the second quarter of 2002 as well as the same period in 2003.

         Depreciation and amortization expense remained unchanged at $1.4 million for the second quarter of 2002 as well as the same period in 2003.

         Interest expense increased $4.1 million, or 98%, from $4.2 million for the three months ended June 30, 2002, to $8.3 million for the same period in 2003. $4.4 million of this increase was due to pre-payment fees and the write-off of deferred loan fees relating to the early repayment of two separate loans totaling $30.8 million. During the second quarter of 2003, the Company refinanced a $26.2 million loan secured by four of its MOBs located in Beverly Hills, California as well as a $4.6 million loan secured by an MOB located in Valencia, California. In addition, the Company paid down $14.9 million against the balance of its $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock, incurring pre-payment fees of $0.3 million. An additional $0.2 million of this increase was due to an increase in the decline in the fair market value of the LIBOR interest rate cap associated with the $35 million loan obtained in October 2001. While the Company recognized a $0.2 million loss related to the decline in the fair market value of its LIBOR interest rate cap during the second quarter of 2003, the fair market value of the interest rate cap remained unchanged in the second quarter of 2002. These increases were offset by decreases in interest expense totaling $0.8 million. A decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates accounted for $0.1 million of the total decrease and a decrease of $0.7 million in pre-payment fees and the write-off of deferred loan fees relating to the early repayment, in 2002, of $7.3 million in loans secured by an ALF located in Tarzana, California accounted for the remaining decrease.

         General & administrative costs increased $0.1 million, or 13%, from $0.8 million for the three months ended June 30, 2002, to $0.9 million for the same period in 2003. This increase was attributed to an increase in corporate staffing costs as well as additional legal costs.

         Provisions for doubtful accounts, notes and bonds receivable decreased by $0.2 million, or 67%, from $0.3 million for the three months ended June 30, 2002, to $0.1 million for the same period in 2003. This decrease is the result of a decrease in reserves relating to the Company’s concern about the collectibility of working capital advances made to its SNF located in Hoquiam, Washington.

         Equity in earnings of unconsolidated affiliates decreased $0.1 million for the three months ended June 30, 2003 compared to the same period in 2002. This decrease was due to losses associated with the Company’s 50% investment in Lakeview. Lakeview was formed for the purpose of developing a two-story, 80-unit, 92 bed assisted living facility in Yorba Linda, California. The facility has been in a lease-up phase since opening in March 2002 and therefore producing a net loss.

         Net income decreased $5.2 million, from a net gain of $0.5 million for the three months ended June 30, 2002 to a net loss of $4.7 million for the same period in 2003. This decrease was primarily due to the $4.1 million increase in interest expense due to early prepayment penalties, the $1.1 million decrease in rents, tenant reimbursements and parking revenues, the $0.6 million increase in skilled nursing expenses and the $0.1 million increase in general and administrative costs. These were offset by the $0.5 million increase in patient revenues and the $0.2 million decrease in provisions for doubtful accounts, notes and bonds receivable.

Liquidity and Capital Resources

         As of June 30, 2003, the Company’s direct investment in net real estate assets totaled approximately $146.1 million, $27.8 million in assets held for sale, $5.2 million in joint ventures and $1.3 million invested in notes receivable. Total debt outstanding as of June 30, 2003 totaled $203.0 million.

         The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs, SNFs, ALFs and senior care lending activities. The MOBs produced approximately $1.0 million of net income before minority interests for the six months ended June 30, 2003. The MOBs contain approximately 857,000 rentable square feet and, as of June 30, 2003, were approximately 97.7% leased to over 425 tenants with lease terms typically ranging from three to ten years. The ALFs produced approximately $2.4 million of net income for the six months ended June 30, 2003. The ALFs are leased to operators who manage the facilities for the Company. All of the leases are for five years or less with non-credit tenants. The SNFs produced a net loss of approximately $0.6 million for the six months ended June 30, 2003. All of the SNFs, with the exception of the three SNFs located in Hampden, Massachusetts where the Company holds the operating licenses and has entered into a management agreement with a local operator and also the North Valley Nursing and Rehabilitation Center which is closed, are leased to operators who manage the facilities for the Company. In the event that the operators of the ALFs and SNFs are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facilities in order to keep them operating. If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions might be adversely affected.

         The Company’s principal external sources of capital consist of various secured loans. As of June 30, 2003, the Company had secured loans outstanding of approximately $203.0 million. While the Company will still consider selective property acquisitions that are accretive to earnings, the Company’s primary goal over the next year is to reduce the balance on the $35 million loan obtained from GMAC in October 2001. The Company’s ability to reduce the balance on the $35 million loan along with its ability to make selective acquisitions requires continued access to capital. If the Company is unable to obtain access to new capital or to refinance its existing investments, the Company’s ability to reduce the balance on the $35 million loan and to expand and even its ability to maintain its current level of distributions to its stockholders may be impaired. The Company is also considering selling some of its assets in order to provide additional liquidity. During the second quarter of 2003, the Company used the net proceeds of $14.9 million from four new 10-year loans totaling $47.0 and individually secured by four of its MOBs located in Beverly Hills, California to pay down the $35 million loan. As of June 30, 2003, the outstanding balance on the $35 million loan with GMAC was $17.5 million.

         In February 2003, a joint venture, in which the Company held a 50% interest, sold a 23,000 square foot MOB located in Aliso Viejo, California for $7.3 million. The Company received net proceeds of $1.2 million from the sale. Also in February 2003, another joint venture, in which the Company held a 50% interest, sold an ALF located in Omaha, Nebraska for $11.1 million. The Company received net proceeds of $1.8 million from the sale. Furthermore, in February 2003, the Company refinanced an MOB located in Beverly Hills, California for $8.2 million. The loan proceeds were used to repay the existing loan of $7.2 million along with other costs associated with the loan. The new loan bears interest at 5.55% and is due on February 1, 2013. In May 2003, the Company refinanced a loan secured by an MOB located in Valencia, California with an $8.6 million loan. The loan proceeds were used to repay the existing $4.6 million as well as other financing costs. The new loan has a ten year term and bears interest at 5.48%. In June 2003, the Company refinanced a loan secured by four of its MOBs located in Beverly Hills, California with a $47.0 million loan. The proceeds were used to repay the existing $26.2 million loan as well as $14.9 million against the outstanding balance of the Company’s $35 million loan obtained from GMAC in October 2001. The new loan has a ten year term and bears interest at 5.68%. The net proceeds from these transactions were used by the Company to pay down the $35 million loan with GMAC, to purchase a parcel of land in Valencia, California and for working capital

         The Company is currently in the process of refinancing a $35.0 million loan secured by three of its MOBs and a research and development facility owned by the Company. The current loan, obtained from Nomura Asset Capital Corporation in August 1996, is due on August 11, 2006 and bears interest at a fixed rate of 8.492%. The loan balance as of July 31, 2003 was $31.6 million. Pursuant to the loan agreement, the Company has the option to prepay this loan at any time upon the payment of a premium, which, when added to the remaining principal amount of the note, will be sufficient to purchase non-callable obligations of the U.S. government sufficient to provide for the scheduled payments remaining under the note. The Company has signed applications with Morgan Stanley Mortgage Capital, Inc. (“Morgan Stanley”) for three new loans totaling $60.0 million to be individually secured by the three MOBs. Although the Company has signed applications with Morgan Stanley, no assurances can be given that the loans will fund or that the Company will be able to obtain other loans with similar terms and conditions. The net proceeds from this refinancing will be used to repay in full the approximately $17 million outstanding balance on the Company’s loan with GMAC.

         As of August 14, 2003, the Company is under contract to sell its one-story, 9,100 square foot retail facility located in Aliso Viejo, California for $2.82 million and has listed for sale three other properties. The properties that have been listed for sale include a three-story, approximately 71,000 square foot MOB located in Mission Hills, California, a two-floor, 26,000 square foot MOB located in Burbank, California and a three-story, 40,000 square foot office and retail complex located in Coronado, California. The Company plans to use the net proceeds from these sales to pay down its loan with GMAC if the loan has not already been repaid, for new acquisitions and for general corporate purposes.

         The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during the first and second quarters to holders of record on the first day of each month. The Company distributed $0.8 million in dividends to holders of the Company’s Common Stock during the first six months of 2003.

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

Historical Cash Flows

         The Company’s net cash used in operating activities increased $0.7 million from a net cash use of $0.1 million for the six months ended June 30, 2002 to a net cash use of $0.8 million for the same period in 2003. The increase is due primarily to a $5.3 million decrease in net income, a $3.7 million increase in equity in income of unconsolidated affiliates and a $0.3 million decrease in the loss on the change in fair market value of the Company’s LIBOR interest rate cap. These were offset by a decrease in gains on sale of assets of $2.3 million, a decrease in accounts payable of $5.7 million and a $0.6 million increase in tenant rent and reimbursements receivable.

         Net cash from investing activities decreased $15.7 million, or 117%, from net cash provided of $13.4 million for the six months ended June 30, 2002 to a net cash use of $2.3 million for the same period in 2003. The decrease was primarily due to a $5.1 million decrease in sales of real estate assets, a $9.3 million decrease in principal payments received from mortgage loans and notes receivable and a $3.9 million increase in purchases of real estate assets. These were offset by an increase in distributions from unconsolidated affiliates of $1.4 million, a $1.3 million decrease in contributions to unconsolidated affiliates and a $0.6 million increase in sales of bonds receivable.

         Cash flows from financing activities increased by approximately $16.8 million from a net use of $13.8 million for the six months ended June 30, 2002, to net cash provided of $3.0 million for the same period in 2003. The increase is mainly due to a $55.3 million increase in the notes payable proceeds. This was offset by a $35.4 million increase in the repayment of notes payable as well as a $0.7 million increase in distributions to shareholders.

New Accounting Pronouncements

         On January 1, 2003, the Company adopted the provisions of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical

Corrections (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

         On January 1, 2003, the Company adopted the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity”. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

         On January 1, 2003, the Company adopted the initial recognition and measurement provisions of Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002. The adoption of the provisions of this interpretation did not have a material effect on the Company’s results of operations or financial condition.

         In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46. These investments include real estate joint ventures with assets totaling $32 million as of June 30, 2003. The Company’s maximum exposure to loss represents its recorded investment in these real estate joint ventures totaling $5.2 million as of June 30, 2003 and $4.1 million as of December 31, 2002. The Company believes that all of its real estate joint ventures do not fall under the provisions of FIN 46 and will not be consolidated. However, the Company cannot make any definitive conclusions until it completes its evaluation.

                   In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instrumnets ans Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activites under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

                   In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

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

         The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company’s 2002 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and six month periods ended June 30, 2003 and 2002.

G&L REALTY CORP.
FUNDS FROM OPERATIONS AND ADDITIONAL DATA
(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,

	2003	2002	2003	2002

	(in thousands)		(in thousands)
Funds from Operations(1)
Net (loss) income	$(4,684)	$493	$(874)	$4,389
Depreciation of real estate assets	976	1,338	2,286	2,691
Amortization of deferred lease costs	55	63	116	128
Net gain from discontinued operations	—	138	(62)	(2,320)
Depreciation from unconsolidated affiliates	119	117	290	216
Adjustment for minority interest in consolidated affiliates	(38)	(37)	(76)	(72)
Dividends on preferred stock	(1,791)	(1,791)	(3,581)	(3,581)

Funds from Operations(1)	$(5,363)	$321	$(1,901)	$1,451

Additional Data
Cash flows:
Operating activities	$(2,015)	$693	$(786)	$(109)
Investing activities	(4,809)	(946)	(2,261)	13,387
Financing activities	7,064	(944)	3,031	(13,788)
Capital expenditures
Building improvements	$106	$237	$398	$335
Tenant improvements	332	190	590	337
Furniture, fixtures & equipment	50	115	116	156
Leasing commissions	38	24	49	68
Depreciation and amortization
Depreciation of real estate assets	$976	$1,338	$2,286	$2,691
Depreciation of non-real estate assets	159	144	322	287
Amortization of deferred lease costs	55	63	116	128
Amortization of deferred licensing costs	13	13	26	26
Amortization of capitalized financing costs	164	195	385	502
Accrued rent in excess of billed rent	$(43)	$186	$10	$317

1)	FFO represents net income (computed in accordance with GAAP, consistently applied), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company’s operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

Item 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of June 30, 2003, approximately 18% of the Company’s notes payable bear interest at a rate indexed to the one-month LIBOR rate or Prime Rate. However, approximately 47% of the Company’s variable rate debt is protected by an interest rate cap. The tables below provide information as of June 30, 2003 and December 31, 2002 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of June 30, 2003 and December 31, 2002.

	AS OF JUNE 30, 2003 PRINCIPAL MATURING IN:							Fair Market Value
	2003	2004	2005	2006	2007	Thereafter	Total	June 30, 2003
	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$1,481	$2,527	$2,659	$32,061	$2,128	$124,614	$165,470	$203,276
Average interest rate	6.82%	6.82%	6.82%	6.81%	6.81%	6.40%	6.76%
Variable rate	2,009	15,048	6,727	3,006	3,489	5,147	35,426	35,426
Average interest rate	6.81%	6.81%	6.81%	6.81%	6.81%	6.81%	6.81%
Line of credit:
Variable rate	2,129						2,129	2,129
Average interest rate	6.00%						6.00%

	$5,619	$17,575	$9,386	$35,067	$5,617	$129,761	$203,025	$240,831

         The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of June 30, 2003, a 1% increase in the LIBOR rate would decrease future earnings by $370,000 annually, and decrease future cash flow by $239,000 annually. A 1% decrease in the LIBOR rate would increase future earnings by $370,000 annually, and increase future cash flow by $239,000 annually. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company’s debt.

	AS OF DECEMBER 31, 2002 PRINCIPAL MATURING IN:							Fair Market Value
	2003	2004	2005	2006	2007	Thereafter	Total	December 31, 2002
	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,564	$2,752	$27,508	$31,665	$1,750	$74,713	$140,952	$168,016
Average interest rate	7.57%	7.57%	7.56%	7.49%	7.14%	7.14%	7.52%
Variable rate	2,174	15,367	6,890	3,006	3,489	19,857	50,783	50,783
Average interest rate	7.82%	7.82%	7.82%	7.82%	7.82%	7.82%	7.82%
Line of credit:
Variable rate	2,357						2,357	2,357
Average interest rate	6.75%						6.75%

	$7,095	$18,119	$34,398	$34,671	$5,239	$94,570	$194,092	$221,156

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

Item 4.      CONTROLS AND PROCEDURES

         The Company evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Company’s Chief Accounting Officer, its President and its Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003.

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

None.

Item 3       Defaults Upon Senior Securities.

None.

Item 4      Submission of Matters to a Vote of Security Holders.

None.

Item 5      Other Information.

None.

Item 6       Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the three month period ended June 30, 2003.

(a)    Exhibits

Exhibit No.	Note	Description
2.1	(10)	The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp.

2.2	(11)	Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated September 28, 2001.

2.3	(12)	Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated October 26, 2001.

2.4	(14)	Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

3.1	(1)	Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.2	(3)	Amended and Restated Bylaws of G&L Realty Corp.

10.3	(2)	Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.3.2	(13)	Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

10.5	(1)	Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.9.2	(1)	Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

10.11	(1)	Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

10.12.2	(3)	Amended and Restated Mortgage Loan Agreement dated as of January 11, 1995 among G&L
		Financing Partnership, L.P., Nomura Asset Capital Corporation and Bankers Trust Company of
		New York.

10.22	(4)	Amended and Restated Mortgage Loan Agreement by and between G&L Realty Financing Partnership II, L.P., as Borrower, and Nomura Asset Capital Corporation, as Lender, dated as of October 31, 1995.

10.24	(4)	Property Management Agreement between G&L Realty Financing Partnership II, L.P., as owner, and G&L Realty Partnership, L.P., as agent, made August 10, 1995

10.25	(5)	Commitment Letter between G&L Realty Partnership, L. P. and Nomura Asset Capital Corporation, dated as of September 29, 1995.

10.30	(6)	Mortgage Loan Agreement dated as of May 24, 1996 by and between G&L Medical Partnership, L.P. as Borrower and Nomura Asset Capital Corporation as Lender.

10.58	(7)	Limited Liability Company Agreement of G&L Hampden, LLC.

10.77	(8)	Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

10.78	(8)	Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers Corp. as Tenant dated December 1, 1998.

10.79	(8)	Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively “Guarantor”) in favor of G&L Coronado, LLC (“Landlord”).

10.81	(9)	Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender.

(a)   Exhibits - (continued from previous page)

Exhibit No.	Note	Description
10.82	(13)	Credit Agreement among G&L Realty Partnership, L.P., G&L Partnership, LLC, the Several Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001

10.83	(13)	Guarantee and Collateral Agreement made by Daniel M. Gottlieb, Steven D. Lebowitz, G&L Realty Corp. and G&L Realty Partnership, L.P. in favor of GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001.

21		List of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350

32.2		Certification Pursuant to 18 U.S.C. Section 1350

1)	Previously filed as an exhibit of like number to the Registrant’s Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.

2)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

3)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

4)	Previously filed as Exhibits 10.1 (with respect to Exhibit 10.22), 10.2 (with respect to Exhibit 10.23), and 10.3 (with respect to Exhibit 10.24) to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995 and incorporated herein by reference.

5)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

6)	Previously filed as an exhibit of like number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference.

7)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.

8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.

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

G&L REALTY CORP.

Date: Aug. 14, 2003	By:	/s/ DAVID E. HAMER

David E. Hamer
Chief Accounting Officer