Form 10-Q
period 2003-09-30
G&L REALTY CORP
filed 2003-11-14
CIK 912240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

As of November 14, 2003, 710,199 shares of common stock of G&L Realty Corp. were outstanding.

G&L REALTY CORP.

G&L REALTY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Rental properties (Note 3):
Land	$28,708	$24,752
Buildings and improvements, net	118,214	120,971
Projects under development	953	240

Total rental properties	147,875	145,963
Assets held for sale (Note 3)	25,169	25,199
Cash and cash equivalents	4,509	2,366
Restricted cash	5,202	3,158
Tenant rent, reimbursements and other receivables, net	6,978	7,243
Unbilled rent receivable, net	2,704	2,730
Mortgage loans and notes receivable, net (Note 9)	1,506	1,829
Investments in unconsolidated affiliates (Note 6)	4,629	4,139
Deferred charges and other assets, net (Note 4)	4,685	5,381

TOTAL ASSETS	$203,257	$198,008

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Notes payable	$201,846	$176,349
Liabilities of assets held for sale (Note 3)	11,568	17,927
Accounts payable and other liabilities	6,269	5,829
Tenant security deposits	1,379	1,323

Total liabilities	221,062	201,428
Minority interest in consolidated affiliates	(1,382)	(1,148)

STOCKHOLDERS’ EQUITY (Note 5):
Preferred shares—$.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred—1,495,000 shares issued and outstanding as of September 30, 2003 and December 31, 2002	15	15
• Series B Preferred—1,380,000 shares issued and outstanding as of September 30, 2003 and December 31, 2002	14	14
Common shares—$.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of September 30, 2003 and December 31, 2002	7	7
Additional paid-in capital	40,827	40,827
Distributions in excess of net income	(52,046)	(37,895)
Notes receivable from stockholders	(5,240)	(5,240)

Total stockholders’ equity	(16,423)	(2,272)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$203,257	$198,008

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2003	2002	2003	2002
REVENUES:
Rent	$6,129	$6,430	$18,005	$19,679
Patient revenues	6,882	6,549	19,118	18,125
Tenant reimbursements	939	574	2,351	1,947
Parking	454	373	1,226	1,105
Interest and loan fees	196	214	595	2,246
Other income	1,217	568	1,813	1,372

Total revenues	15,817	14,708	43,108	44,474

EXPENSES:
Property operations	2,125	2,156	6,165	6,180
Skilled nursing operations	6,281	5,553	17,533	15,915
Depreciation and amortization	1,361	1,356	4,095	4,091
Provision for doubtful accounts, notes and bonds receivable	269	174	662	738
Loss on sale of bonds receivable (Note 9)	—	—	120	—
Interest (Note 10)	11,372	3,811	23,532	12,279
General and administrative	1,376	793	3,208	2,396

Total expenses	22,784	13,843	55,315	41,599

(Loss) income from operations before minority interests, equity in (loss) earnings of unconsolidated affiliates and discontinued operations	(6,967)	865	(12,207)	2,875
Equity in (loss) earnings of unconsolidated affiliates (Notes 6 and 10)	(41)	(96)	3,759	2
Minority interest in consolidated affiliates	(66)	(85)	(76)	(223)
Corporate income tax expense	(73)	(120)	(118)	(120)

(Loss) income from operations before discontinued operations	(7,147)	564	(8,642)	2,534
Discontinued operations
Net income from operations of discontinued operations (Note 3)	223	6	662	105
Net gain from discontinued operations	—	—	—	2,320

Net (loss) income	(6,924)	570	(7,980)	4,959
Dividends on preferred stock	(1,790)	(1,790)	(5,371)	(5,371)

Net (loss) income available to common stockholders	$(8,714)	$(1,220)	$(13,351)	$(412)

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(7,980)	$4,959
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	4,365	4,685
Amortization of deferred loan costs	554	714
Write-off of deferred loan costs	1,984	—
Loss on sale of bonds receivable	120	—
Net gain on sale of assets	—	(2,320)
Loss on change in value of interest rate hedge	333	857
Minority interests	76	223
Equity in income of unconsolidated affiliates	(3,759)	(2)
Provision for doubtful accounts, notes and bonds receivable	662	949
Unbilled rent receivable, net	(42)	(413)
(Increase) decrease in:
Tenant rent, reimbursements and other receivables	(391)	(1,975)
Prepaid expense and other assets	(574)	(582)
Accrued interest and loan fees receivable	(453)	(338)
Increase (decrease) in:
Accounts payable and other liabilities	357	(3,501)
Tenant security deposits	67	(103)

Net cash (used in) provided by operating activities	(4,681)	3,153

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets	—	5,141
Sale of bonds receivable	600	—
Purchase of real estate assets	(3,956)
Additions to rental properties	(1,438)	(1,366)
Pre-acquisition costs, net	6	122
Construction in progress	(762)	(109)
Leasing commissions	(93)	(105)
Investment in mortgage loans and notes receivable	—	(310)
Contributions to unconsolidated affiliates	(171)	(1,463)
Distributions from unconsolidated affiliates	3,440	1,571
Principal payments received from mortgage loans and notes receivable	—	9,333

Net cash (used in) provided by investing activities	(2,374)	12,814

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	124,146	9,513
Repayment of notes payable	(105,012)	(21,379)
Payment of deferred loan costs	(1,440)	58
(Increase) decrease in restricted cash	(2,091)	1,304
Minority interest equity contribution	—	25
Distributions	(6,405)	(5,654)

Net cash provided by (used in) financing activities	9,198	(16,133)

Continued

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,143	(166)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,366	2,039

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,509	$1,873

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$11,348	$13,660

Cash paid during the period for mortgage loan prepayment penalties	$13,179	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred distributions due to minority partner	$73	$44

Acquisition of property and other assets for assumption of note payable:
Restricted cash		$597
Land		1,390
Buildings and improvements		10,760
Deferred charges and other assets		463
Note receivable		(1,269)

Total		$11,941

Assumption of note payable for property and other assets:
Note payable		$11,941

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

405 Bedford, LLC, a Delaware limited liability company (“405 Bedford”)

415 Bedford, LLC, a Delaware limited liability company (“415 Bedford”)

416 Bedford, LLC, a Delaware limited liability company (“416 Bedford”)

435 Bedford, LLC, a Delaware limited liability company (“435 Bedford”)

G&L 436 Bedford, LLC, a Delaware limited liability company (“436 Bedford”)

G&L Sherman Oaks, LLC, a Delaware limited liability company (“Sherman Oaks”)

G&L 4150 Regents, LLC, a Delaware limited liability company (“Regents”)

*	Maryland Gardens, Hampden, Tustin, Holy Cross, and Burbank are herein collectively referred to as the “Financing Entities” and individually as the “Financing Entity.”

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

References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Senior Care Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 32.81% partnership interest and is the sole general partner), Pacific Gardens (in which the Operating Partnership owns a 93% membership interest and

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

is a co-managing member), Tarzana (in which the Operating Partnership owns an 85% membership interest and is a co-managing member) and Hoquiam, Lyons, Coronado, Massachusetts, Aspen, Tustin II, Tustin III, St. Thomas More, St. Thomas More, Inc., 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks and Regents (in which the Operating Partnership or the Senior Care Partnership own a 100% interest).

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – The Company is a self-managed Real Estate Investment Trust (“REIT”) that acquires, develops, manages and leases healthcare properties. The Company’s business currently consists of investments in healthcare properties. Investments in healthcare properties consist of acquisitions, made either directly or through joint ventures, in medical office buildings (“MOBs”), skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”).

Basis of Presentation – The accompanying condensed consolidated financial statements include the accounts of the Company and its Subsidiaries. The interests in the Roxbury Partnership, Pacific Gardens, Tarzana, the Operating Partnership and the Senior Care Partnership that are not owned by the Company, have been reflected as minority interests in the Operating and Senior Care Partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to the current year’s presentation.

The information presented as of and for the nine-month period ended September 30, 2003 and 2002 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results that might be expected for the full fiscal year.

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

Recent accounting pronouncements—On January 1, 2003, the Company adopted the provisions of SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The most significant provisions of this statement relate to the rescission of Statement No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. Under SFAS 145, any gain or loss on extinguishment of debt that was classified as an

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

extraordinary item in prior periods presented that does not meet certain defined criteria must be reclassified. The adoption of this statement did not have a material effect on the Company’s results of operations or financial condition.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46. These investments include real estate joint ventures with assets totaling $32 million as of September 30, 2003. The Company’s maximum exposure to loss represents its recorded investment in these real estate joint ventures totaling $4.6 million as of September 30, 2003 and $4.1 million as of December 31, 2002. The Company believes that all of its real estate joint ventures do not fall under the provisions of FIN 46 and will not be consolidated. However, the Company cannot make any definitive conclusions until it completes its evaluation.

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

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

3.    BUILDINGS AND IMPROVEMENTS

Buildings and improvements consist of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Buildings and improvements	$140,743	$140,245
Tenant improvements	11,751	11,203
Furniture, fixtures and equipment	5,207	5,077

	157,701	156,525
Less accumulated depreciation and amortization	(39,487)	(35,554)

Total	$118,214	$120,971

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

As of September 30, 2003, the Company had listed for sale or was under contract to sell a total of five properties. The properties include a two-story, 26,000 square foot MOB located in Burbank, California (“Burbank”), a three-story, 40,000 square foot office and retail complex located in Coronado, California (“Coronado”), a one-story, 9,100 square foot retail facility located in Aliso Viejo, California (“Aliso Viejo”), a two-story, 48,000 square foot research and development building located in Irwindale, California (“Irwindale”) and a 59-bed nursing and rehabilitation center in Chico, California (“Chico”). On October 15, 2003, the Company completed the sale of Aliso Viejo for $2.86 million for which the Company received net proceeds of $0.9 million and recognized a net gain on sale of $0.9 million. For presentation purposes, the assets and liabilities relating to these properties have been included in assets held for sale and liabilities of assets held for sale, respectively, on the balance sheet. The following tables summarize assets held for sale and liabilities of assets held for sale as of September 30, 2003 and December 31, 2002:

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Assets & Liabilities of Assets Held for Sale

As of September 30, 2003

	Chico	Irwindale	Burbank	Coronado	Aliso Viejo	Total
Rental properties:
Land	$159	$1,260	$1,300	$809	$560	$4,088
Buildings and improvements, net	582	6,355	3,326	8,292	1,190	19,745
Projects under development	—	—	—	55	—	55

Total rental properties	741	7,615	4,626	9,156	1,750	23,888
Restricted cash	—	—	23	133	—	156
Tenant rent and reimbursements receivable, net	—	15	15	69	22	121
Unbilled rent receivable, net	—	365	81	30	44	520
Deferred charges and other assets, net	4	210	90	146	34	484

Total assets held for sale	$745	$8,205	$4,835	$9,535	$1,850	$25,169

LIABILITIES:
Notes payable	$—	$—	$2,956	$7,083	$1,340	$11,379
Accounts payable and other liabilities	5	—	36	29	—	70
Tenant security deposits	—	58	27	34	—	119

Total liabilities of assets held for sale	$5	$58	$3,019	$7,146	$1,340	$11,568

Assets & Liabilities of Assets Held for Sale

As of December 31, 2002

	Chico	Irwindale	Burbank	Coronado	Aliso Viejo	Total
Rental properties:
Land	$159	$1,260	$1,300	$809	$560	$4,088
Buildings and improvements, net	593	6,569	3,296	8,258	1,190	19,906
Projects under development	—	—	—	6	—	6

Total rental properties	752	7,829	4,596	9,073	1,750	24,000
Restricted cash	—	—	18	92	—	110
Tenant rent and reimbursements receivable, net	—	—	65	1	5	71
Unbilled rent receivable, net	—	335	65	14	37	451
Deferred charges and other assets, net	2	298	90	141	36	567

Total assets held for sale	$754	$8,462	$4,834	$9,320	$1,828	$25,199

LIABILITIES:
Notes payable	$—	$6,215	$3,007	$7,161	$1,360	$17,743
Accounts payable and other liabilities	4	31	41	—	—	76
Tenant security deposits	—	48	27	33	—	108

Total liabilities of assets held for sale	$4	$6,294	$3,075	$7,194	$1,360	$17,927

The revenues and expenses relating to the assets held for sale are included in net income from operations of discontinued operations on the income statement. In addition, during 2002, the Company sold a 183-bed hospital located in Tustin, California (“Tustin”) and a SNF located in Paso Robles, California (“Paso Robles”). The following tables summarize net income from operations of discontinued operations for the three and nine month periods ended September 30, 2003 and September 30, 2002:

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Net income from operations of discontinued operations

For the nine month period ended September 30, 2003

	Chico	Irwindale	Burbank	Coronado	Aliso Viejo	Total
Revenues:
Rent	$—	$530	$558	$915	$143	$2,146
Tenant reimbursements	—	—	46	259	13	318
Parking	—	—	26	40	—	66
Other income	—	—	23	1	—	24

Total revenues	—	530	653	1,215	156	2,554

Expenses:
Property operations	25	9	223	293	13	563
Depreciation and amortization	11	244	5	7	3	270
Interest	—	435	163	382	79	1,059

Total expenses	36	688	391	682	95	1,892

Net (loss) income from operations of discontinued operations	$(36)	$(158)	$262	$533	$61	$662

Net income from operations of discontinued operations

For the nine month period ended September 30, 2002

	Paso Robles	Tustin	Chico	Irwindale	Burbank	Coronado	Aliso Viejo	Total
Revenues:
Rent	$—	$20	$—	$522	$543	$855	$143	$2,083
Tenant reimbursements	—	—	—	—	33	208	12	253
Parking	—	—	—	—	21	26	—	47
Other income	—	—	—	—	8	4	—	12

Total revenues	—	20	—	522	605	1,093	155	2,395

Expenses:
Property operations	11	4	46	22	223	303	12	621
Depreciation and amortization	3	—	12	271	99	182	27	594
Interest	—	14	—	427	167	386	81	1,075

Total expenses	14	18	58	720	489	871	120	2,290

Net (loss) income from operations of discontinued operations	$(14)	$2	$(58)	$(198)	$116	$222	$35	$105

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Net income from operations of discontinued operations

For the three month period ended September 30, 2003

	Chico	Irwindale	Burbank	Coronado	Aliso Viejo	Total
Revenues:
Rent	$—	$176	$185	$306	$48	$715
Tenant reimbursements	—	—	13	96	4	113
Parking	—	—	9	28	—	37
Other income	—	—	12	—	—	12

Total revenues	—	176	219	430	52	877

Expenses:
Property operations	9	3	87	107	4	210
Depreciation and amortization	4	64	1	2	1	72
Interest	—	163	55	128	26	372

Total expenses	13	230	143	237	31	654

Net (loss) income from operations of discontinued operations	$(13)	$(54)	$76	$193	$21	$223

Net income from operations of discontinued operations

For the three month period ended September 30, 2002

	Chico	Irwindale	Burbank	Coronado	Aliso Viejo	Total
Revenues:
Rent	$—	$174	$181	$287	$48	$690
Tenant reimbursements	—	—	11	69	4	84
Parking	—	—	4	16	—	20
Other income	—	—	3	2	—	5

Total revenues	—	174	199	374	52	799

Expenses:
Property operations	13	27	76	113	3	232
Depreciation and amortization	4	90	34	61	9	198
Interest	—	151	54	130	28	363

Total expenses	17	268	164	304	40	793

Net income (loss) from operations of discontinued operations	$(17)	$(94)	$35	$70	$12	$6

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.    DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

	September 30, 2003	December 31, 2002
	(in thousands)
Deferred loan costs	$3,511	$6,387
Pre-acquisition costs	—	6
Leasing commissions	1,415	1,531
Prepaid expense and other assets	1,211	510

	6,137	8,434
Less accumulated amortization	(1,452)	(3,053)

Total	$4,685	$5,381

5.    STOCKHOLDERS’ EQUITY

Distributions in excess of net income—The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders’ equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the nine months ended September 30, 2003 and for the year ended December 31, 2002:

	September 30, 2003	December 31, 2002
	(in thousands)
Distributions in excess of net income at beginning of period	$(37,895)	$(34,722)
Net (loss) income during period	(7,980)	4,489
Less: Distributions declared	(6,171)	(7,662)

Distributions in excess of net income	$(52,046)	$(37,895)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in Note 1. The following table provides a summary of the Company’s investment in each of these entities as of September 30, 2003. (In thousands).

	Radius	San Pedro	Penasquitos LLC	Heritage Place	Pacific Park	Eagle Run Inc.	Eagle Run	Lakeview	Total
Opening balance at beginning of period	$1,217	$1,520	$(475)	$—	$48	$(916)	$423	$442	$2,259
Equity in earnings (loss) of affiliates	41	114	(52)	—	1,276	51	2,597	(268)	3,759
Cash contributions.		—	—	—	25	—	—	171	196
Cash distributions	(88)	(400)	—	—	(1,233)	—	(1,745)	—	(3,466)
Intercompany elimination	—	—	—	—	(672)	36	48	—	(588)
Gain (loss) on investment	—	—	— —	— —	556	829	(1,323)	— —	62

Equity, before inter-company adjustments	1,170	1,234	(527)	—	—	—	—	345	2,222

Intercompany transactions:
Receivable, net	—	40	297	14	—	—	—	2,056	2,407

Investment in unconsolidated affiliates	$1,170	$1,274	$(230)	$14	$—	$—	$—	$2,401	$4,629

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the nine months ended September 30, 2003. (In thousands).

	Radius	San Pedro	Penasquitos LLC	Heritage Place	Pacific Park	Eagle Run Inc.	Eagle Run	Lakeview	Total
Financial Position:
Land	$200	$2,011	$641	$750	$—	$—	$—	$947	$4,549
Buildings	5,609	4,152	5,915	—	—	—	—	8,110	23,786
Other assets	1,205	542	1,222	238	—	—	—	542	3,749
Notes payable	(5,427)	(4,464)	(8,338)	(940)	—	—	—	(7,482)	(26,651)
Other liabilities	(7)	(1,079)	(409)	(48)	—	—	—	(1,041)	(2,584)

Net assets	$1,580	$1,162	$(969)	$—	$—	$—	$—	$1,076	$2,849

Partner’s equity:
Company	$1,170	$1,234	$(527)	$—	$—	$—	$—	$345	$2,222
Others	410	(72)	(442)	—	—	—	—	731	627

Total equity	$1,580	$1,162	$(969)	$—	$—	$—	$—	$1,076	$2,849

Operations:
Revenues	$511	$889	$687	$—	$108	$624	$143	$563	$3,525
Net gain on sale	—	—	—	—	2,632	—	5,295	—	7,927
Expenses	(457)	(754)	(791)	—	(188)	(522)	(243)	(1,099)	(4,054)

Net income (loss)	$54	$135	$(104)	$—	$2,552	$102	$5,195	$(536)	$7,398

Allocation of net income (loss):
Company	$41	$114	$(52)	$—	$1,276	$51	$2,597	$(268)	$3,759
Others	13	21	(52)	—	1,276	51	2,598	(268)	3,639

Net income (loss)	$54	$135	$(104)	$—	$2,552	$102	$5,195	$(536)	$7,398

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.    SEGMENT INFORMATION

The Company’s business currently consists of the following segments:

•	Medical office buildings – These investments consist of 22 high quality MOBs, two retail facilities, one research and development facility and one parking facility totaling approximately 857,000 square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

•	Skilled nursing facilities – These investments consist of eight SNFs and one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona. The SNFs are located in Hampden, Massachusetts; Phoenix, Arizona; Hoquiam, Washington; Hyattsville, Maryland and Chico, California. Seven of the SNFs and the apartment complex are owned 100% by the Company. The Company currently holds the operating license in three of the eight SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, all of the assets, liabilities, revenues and expenses of these SNFs are reflected in the condensed consolidated financial statements of the Company and the segment information provided below. The Company will be required to pay the applicable corporate income tax on any net income produced by the SNFs located in Hampden, Massachusetts, although the Company’s REIT status will not be affected. While the Company does not intend to hold these operating licenses for the long term, the Company believes it is currently in its best interests to own the licenses to operate these facilities.

•	Assisted living facilities – These investments consist of four ALFs, all owned through joint ventures. The four ALFs contain over 340 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs.

•	Debt obligations – These investments initially consisted of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. The Company is no longer in the business of lending money and has not originated any new loans over the past couple of years. The Company is working to collect the balance of its loans that are currently outstanding, most of which have been partially or fully reserved. As of September 30, 2003, the Company had seven loans outstanding with a net book value of $1.5 million.

The tables on the following pages reconcile the Company’s income and expense activity for the nine months ended September 30, 2003 and 2002 and balance sheet data as of September 30, 2003.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2003 Reconciliation of Reportable Segment Information

For the nine months ended September 30, 2003

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$19,359	$1,573	$650	$—	$—	$21,582
Patient revenues	—	19,118	—	—	—	19,118
Interest and loan fees	29	22	—	533	11	595
Other income	1,211	45	(494)	1,000	51	1,813

Total revenues	20,599	20,758	156	1,533	62	43,108

Expenses:
Property operations	5,342	494	241	88	—	6,165
Skilled nursing operations	—	17,533	—	—	—	17,533
Depreciation and amortization	2,552	1,130	389	—	24	4,095
Interest	16,438	1,795	1,097	—	4,202	23,532
Loss on sale of bonds receivable	—	—	—	120	—	120
Provision for doubtful accounts and notes receivable	—	662	—	—	—	662
General and administrative	—	—	—	—	3,208	3,208

Total expenses	24,332	21,614	1,727	208	7,434	55,315

(Loss) income from operations	(3,733)	(856)	(1,571)	1,325	(7,372)	(12,207)
Equity in earnings of unconsolidated affiliates	1,390	41	2,328	—	—	3,759
Net income from operations of discontinued operations	697	(35)	—	—	—	662
Corporate income tax expense	—	(118)	—	—	—	(118)

(Loss) income from operations before minority interests	$(1,646)	$(968)	$757	$1,325	$(7,372)	$(7,904)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2002 Reconciliation of Reportable Segment Information For the nine months ended September 30, 2002
	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$18,530	$2,028	$2,173	$—	$—	$22,731
Patient revenues	—	18,125	—	—	—	18,125
Interest and loan fees	32	25	—	2,167	22	2,246
Other income	554	769	—	—	49	1,372

Total revenues	19,116	20,947	2,173	2,167	71	44,474

Expenses:
Property operations	5,409	453	170	148	—	6,180
Skilled nursing operations	—	15,915	—	—	—	15,915
Depreciation and amortization	2,675	1,000	384	—	32	4,091
Provision for doubtful accounts and notes receivable	38	504	150	46	—	738
Interest	6,171	1,420	1,164	150	3,374	12,279
General and administrative	—	—	—	—	2,396	2,396

Total expenses	14,293	19,292	1,868	344	5,802	41,599

Income (loss) from operations	4,823	1,655	305	1,823	(5,731)	2,875
Equity in earnings of unconsolidated affil.	162	17	(182)	5	—	2
Net income from operations of discontinued operations	176	(71)	—	—	—	105
Corporate income tax expense	—	(120)	—	—	—	(120)
Net gain from discontinued operations	—	2,320	—	—	—	2,320

Income (loss) from operations before minority interests	$5,161	$3,801	$123	$1,828	$(5,731)	$5,182

2003 Reconciliation of Reportable Segment Information

As of September 30, 2003

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Rental properties	$88,925	$38,161	$20,614	$—	$175	$147,875
Assets held for sale	24,424	745	—	—	—	25,169
Mortgage loans and notes receivable, net	—	268	—	1,238	—	1,506
Cash and cash equivalents	37	1,009	(69)	—	3,532	4,509
Restricted cash	4,210	599	334	—	59	5,202
Tenant rent and reimb. receivable, net	(177)	4,682	1,729	—	744	6,978
Unbilled rent receivable, net	2,704	—	—	—	—	2,704
Investment in unconsolidated affiliates	1,274	1,170	2,185	—	—	4,629
Deferred loan costs, net	1,936	579	540	—	—	3,055
Deferred lease costs, net	419	—	—	—	—	419
Prepaid expense and other	737	431	43	—	—	1,211

Total assets	$124,489	$47,644	$25,376	$1,238	$4,510	$203,257

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.    COMMITMENTS AND CONTINGENCIES

Neither the Company, the Operating Partnership, the Financing Entities, the Subsidiaries, the Roxbury Partnership, Valencia, Pacific Gardens, Hoquiam, Lyons, Coronado, Tarzana, Massachusetts, Aspen, Tustin II, Tustin III, St. Thomas More, St. Thomas More, Inc., 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks, Regents, the Unconsolidated Affiliates nor any of the assets within their portfolios of MOBs, parking facilities, and retail space (the “Properties”) is currently a party to any material litigation, except as discussed below.

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

In addition, a group of four individual shareholders who made proposals to acquire the Company also filed suit against the Company and its directors arising out of the same conduct alleged in the class actions and making similar claims. This suit, Lyle Weisman, et al. v. G & L Realty Corp., et al., case number BC 271401, was filed in the Superior Court of California, County of Los Angeles, on April 4, 2002. The Weisman plaintiffs also assert claims for intentional and negligent interference with prospective economic advantage against the individual defendants on the theory that they interfered with the Weisman plaintiffs’ purported acquisition proposals. On April 29, 2003, the Court dismissed the Weisman plaintiffs’ interference claims for failure to state a claim, with leave to amend. On June 2, 2003, the Weisman plaintiffs amended their complaint, reasserting their breach of fiduciary duty and intentional and negligent interference claims and adding claims for unjust enrichment and violation of business and professions code sections 17200 et seq. against Messrs. Gottlieb and Lebowitz. In addition, the second amended complaint names the following additional defendants: Houlihan Lokey Howard and Zukin, Inc., which advised the special committee of the Company’s board of directors regarding the merger; General Motors Acceptance Corporation, which provided financing for the merger; and St. Thomas More, Inc., an entity acquired by the Company in January 2002 as part of the Company’s acquisition of a nursing and rehabilitation center in Hyattsville, Maryland. The Company has agreed to indemnify Houlihan Lokey against certain liabilities related to this lawsuit. On July 31, 2003, the Court dismissed the Weisman plaintiffs’ negligent interference claim, without leave to amend, and their intentional interference claim, with leave to amend. On September 15, 2003, the Weisman plaintiffs amended their complaint again, reasserting their breach of fiduciary duty, intentional interference, unjust enrichment and 17200 claims and adding a claim for fraud against the individual defendants. The Weisman plaintiffs’ latest complaint drops the Company as a defendant to their fiduciary duty claims, but adds the Company as a defendant to their 17200 claim. In addition, the Weisman plaintiffs no longer name Houlihan Lokey, General Motors Acceptance Corporation or St. Thomas More, Inc. as defendants in their third amended complaint.

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

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The Company is the guarantor on a $250,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner. In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa, Oklahoma. In order to facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma. The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. To date, the letter of credit has not been accessed and the property is current on its interest payments to all debt holders. The Company’s maximum liability under the guarantee is $250,000, although the Company does not anticipate having to pay anything under this letter of credit. As such, the Company has recorded no liability on its balance sheet related to this guarantee as of September 30, 2003. In addition, the Company holds an unsecured promissory note from NVHF in the amount of $562,000. The Company has held the note for almost three years and NVHF is current on all payments due under the terms of the note.

In the third quarter of 2003, Lakeview, a joint venture in which the Company owns a 50% interest, received a one-year extension on a $6.4 million mortgage loan secured by an ALF that is owned by Lakeview. The Company, along with the Company’s joint venture partner, is a guarantor on the loan. The individual owners of the Company’s joint venture partner have also personally guaranteed the loan. The Company’s maximum liability under the guarantee is $6.4 million although the Company does not anticipate having to pay anything under this guarantee. The Company has recorded no liability on its balance sheet related to this guarantee as of September 30, 2003.

9.      RELATED PARTY TRANSACTIONS

In February 2003, the Company sold $720,000 of its $1.3 million of Tulsa Industrial Authority Subordinate Multifamily Housing Revenue Bonds (the “Bonds”) to Reese L. Milner for $600,000. Mr. Milner currently owns approximately 2% of the Operating Partnership and the Senior Care Partnership and is also a limited partner in the Roxbury Partnership. Mr. Milner was a member of the Company’s board of directors from 1993 to 1999. The Bonds are tax-exempt, bear interest at 8.75% per annum and are due on June 15, 2030. The Company recognized a loss of $120,000 on the sale of the Bonds to Mr. Milner.

10.    ACQUISITIONS, DISPOSITIONS AND FINANCINGS

During the first nine months of 2003, the Company incurred prepayment penalties related to the early repayment of its long-term debt of $11.2 million. The $11.2 million of prepayment penalties were recorded as interest expense. An additional $2.0 million was charged to interest expense during the year related to the write off of the loan fees associated with the refinanced loans. The mortgage refinancings that gave rise to these charges along with the asset acquisitions and dispositions made by the Company during 2003 are discussed below.

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

In March 2003, the Company received an extension on a $13.9 million loan that was originally due on October 1, 2002, but which had been previously extended to January 1, 2003. The loan, which is secured by three SNFs located in Massachusetts, was extended until January 1, 2004. Per the terms of the extension, the interest rate was increased to LIBOR plus 4.0% per annum. The Company expects to repay this loan in 2003 using the proceeds from a new long-term loan. As of September 30, 2003 the outstanding balance on this loan was $13.0 million.

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

On September 30, 2003, the Company refinanced a loan secured by MOBs located in Beverly Hills, Sherman Oaks and La Jolla, California as well as a research and development facility located in Irwindale, California with three new loans from Morgan Stanley Mortgage Capital, Inc. totaling $59.5 million. The Company used the proceeds to repay the remaining balance on the old loan of $31.5 million along with a prepayment penalty of $6.1 million. The new loans bear interest at a fixed rate of 5.34% per annum and are due on October 1, 2010. The Company used the remaining proceeds to repay the outstanding balance of $16.8 million on its $35 million loan obtained from GMAC in October 2001 and incurred an additional prepayment penalty of $0.3 million. As of September 30, 2003, the $35 million GMAC loan had been repaid in full.

On October 15, 2003, the Company sold its one-story, 9,100 square foot retail facility located in Aliso Viejo, California for $2.86 million. The Company received net proceeds of $0.9 million from the sale and recognized a net gain on sale of $0.9 million.

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

Recent Developments

In the first nine months of 2003, the Company has been actively refinancing its fixed rate mortgages with new 7-year and 10-year fixed rate mortgages at interest rates that are 150 to 250 basis points lower than the previous mortgages. During the first nine months of 2003, the Company obtained nine new mortgages totaling $123.3 million. Although the Company incurred significant prepayment penalties in refinancing its existing mortgages with new mortgages, the Company used the majority of the net proceeds from these refinancings to pay down its variable rate debt and believes that the lower interest rates on the new mortgages will, over time, make up for the prepayment penalties incurred.

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

Long-lived assets.    The Company’s assets consist mainly of investments in real property. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. The Company has recorded no impairment losses during 2003 and none were recorded in 2002, 2001 and 2000.

Results of Operations

Comparison of the Nine Month Period Ended September 30, 2003 versus the Nine Month Period Ended September 30, 2002.

Total revenues decreased by $1.4 million, or 3%, from $44.5 million in the first three quarters of 2002, to $43.1 million for the same period in 2003. The main reason for this decrease was a decrease in interest and loan fee income of approximately $1.6 million from $2.2 million in the first nine months of 2002, to $0.6 million for the same period in 2003. This decrease was due to the non-recurrence in 2003 of fees associated with the early repayment in 2002 of the Company’s two notes receivable related to a SNF located in Hyattsville, Maryland.

Patient revenues relating to the skilled nursing facilities located in Hampden, Massachusetts, which are operated by the Company, increased by $1.0 million, or 6% from $18.1 million in the first nine months of 2002, to $19.1 million for the same period in 2003. This increase was mainly due to increased occupancy and a higher percentage of Medicare patients for which the government pays a higher reimbursement rate. Although patient revenues increased 5% over the first three quarters of 2002, higher operating expenses reduced the total net operating income produced by the Company’s skilled nursing facilities located in Hampden, Massachusetts in the first nine months of 2003.

Rents, tenant reimbursements and parking revenues decreased by $1.1 million, or 5%, from $22.7 million in the first three quarters of 2002, to $21.6 million for the same period in 2003. Rents, tenant reimbursements and parking revenues decreased $2.0 million due to lease amendments at two of the Company’s ALFs as well as one of its SNFs. Although the cash flow that the Company is receiving from the two ALFs has not decreased from the prior year, the difference between the cash flow and the rent is being applied to reduce the outstanding rent receivable balance due from these ALFs to the Company. Due to continuing operating losses at the aforementioned SNF, the Company is not recording any rental revenue from this facility as it had in 2002. In August, the Company hired a new operator to manage this SNF. The new operator has begun to stabilize the SNF and the Company expects the SNF to start producing a profit in 2004. These decreases were offset by a $0.9 million increase in rental revenue due to increased occupancy and rental rates per the terms of its lease agreements at the Company’s MOB properties.

Total expenses increased by $13.7 million, or 33%, from $41.6 million for the nine months ended September 30, 2002, to $55.3 million for the same period in 2003. The primary reason for this increase was an increase in prepayment penalties and the write-off of deferred loan fees of $13.2 million relating to the early repayment of five separate loans totaling $101.3 million. In addition, increased skilled nursing operating costs at the three SNFs located in Hampden, Massachusetts accounted for $1.6 million of this increase in total expenses. Rising liability insurance and staffing costs at these SNFs were the main reason for this increase.

Property operating expenses remained unchanged at $6.2 million for the first three quarters of 2003 compared to the first three quarters of 2002.

Depreciation and amortization expense remained unchanged at $4.1 million for the first three quarters of 2003 compared to the first three quarters of 2002.

Interest expense increased $11.2 million, or 98%, from $12.3 million for the nine months ended September 30, 2002, to $23.5 million for the same period in 2003. Interest expense increased by $13.2 million from 2002 to 2003 due to prepayment penalties and the write-off of deferred loan fees relating to the early repayment of five separate loans totaling $101.3 million. Interest expense also increased an additional $0.2 million due to a new $4.3 million loan secured by a SNF located in Phoenix, Arizona that was obtained in December 2002. These increases were offset by decreases in interest expense totaling $2.2 million. A decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates accounted for $1.0 million of the total decrease. $0.7 million of the total decrease was due to pre-payment penalties and the write-off of deferred loan fees relating to the early repayment, in 2002, of $7.3 million of loans secured by an ALF located in Tarzana, California. The remaining $0.5 million decrease was due to the decline in the fair market value of the LIBOR interest rate cap associated with the $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock. The Company recognized a $0.3 million loss related to the decline in the fair market value of its LIBOR interest rate cap during the first three quarters of 2003 compared to a $0.8 million loss in the first three quarters of 2002. The value of the LIBOR interest rate cap fluctuates based upon current prevailing market interest rates. For the years ended December 31, 2001 and 2002, the Company recognized a $0.5 million gain and a $0.9 million loss, respectively, on the fair market value of its LIBOR interest rate cap, thus, the net effect on earnings since the Company’s purchase of this financial instrument has been a $0.7 million loss. In October, the Company sold the LIBOR interest rate cap for $0.2 million.

General and administrative costs increased $0.8 million, or 33%, from $2.4 million for the nine months ended September 30, 2002, to $3.2 million for the same period in 2003. This increase was attributed to an increase in corporate staffing costs as well as additional legal costs.

Provisions for doubtful accounts, notes and bonds receivable remained unchanged at $0.7 million for the first three quarters of 2003 compared to the first three quarters of 2002.

Equity in earnings of unconsolidated affiliates increased $3.8 million for the nine months ended September 30, 2003 compared to the same period in 2002. This increase was partially due to the sale of a 23,000 square foot MOB located in Aliso Viejo, California in which the Company held a 50% interest. The Company recognized a gain of approximately $1.3 million as a result of this sale. In addition, another joint venture, in which the Company also held a 50% interest, sold an ALF located in Omaha, Nebraska. The Company recognized a gain of approximately $2.6 million as a result of the sale. These increases were offset by $0.1 million in losses associated with the Company’s 50% investment in Lakeview. Lakeview was formed for the purpose of developing a two-story, 80-unit, 92 bed assisted living facility in Yorba Linda, California. The facility has been in a lease-up phase since opening in March 2002 and has therefore been producing a net loss.

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

Net income decreased $13.0 million, from a net gain of $5.0 million for the nine months ended September 30, 2002 to a net loss of $8.0 million for the same period in 2003. This decrease was primarily due to the $11.2 million increase in interest expense due to early prepayment penalties, the $2.3 million decrease in gains from sales of assets (treated for accounting purposes as discontinued operations), the $1.6 million decrease in interest and loan fee income, the $1.1 million decrease in rents, tenant reimbursements and parking revenues, the $1.6 million increase in skilled nursing expenses and the $0.8 million increase in general and administrative costs. These amounts were offset by the $3.8 million increase in equity in earnings of unconsolidated affiliates and the $1.0 million increase in patient revenues.

Comparison of the Three Month Period Ended September 30, 2003 versus the Three Month Period Ended September 30, 2002.

Total revenues increased by $1.1 million, or 8%, from $14.7 million in the third quarter of 2002, to $15.8 million for the same period in 2003.

Patient revenues relating to the skilled nursing facilities located in Hampden, Massachusetts, which are operated by the Company, increased by $0.4 million, or 6% from $6.5 million in the third quarter of 2002, to $6.9 million for the same period in 2003. This increase was due to increased occupancy and a higher percentage of Medicare patients for which the government pays a higher reimbursement rate.

Rents, tenant reimbursements and parking revenues increased by $0.1 million, or 1%, from $7.4 million in the third quarter of 2002, to $7.5 million for the same period in 2003. This increase is due to increased occupancy and rental rates per the terms of its lease agreements at the Company’s MOB properties.

Other income increased by $0.6 million, or 100%, from $0.6 million in the third quarter of 2002, to $1.2 million for the same period in 2003. This increase is due to the collection of $1.0 million related to a $4.6 million note receivable funded by the Company in December 1997. The outstanding loan balance was previously fully reserved for. This increase was offset by a $0.4 million decrease in other income relating to outstanding payables at the Company’s skilled nursing facilities located in Hampden, Massachusetts.

Total expenses increased by $9.0 million, or 65%, from $13.8 million for the three months ended September 30, 2002, to $22.8 million for the same period in 2003. The primary reason for this increase was an increase in prepayment penalties and the write-off of deferred loan fees of $8.2 million related to the early repayment of two loans totaling $48.3 million. In addition, increased skilled nursing operating costs at the three SNFs located in Hampden, Massachusetts accounted for $0.7 million of this increase in total expenses. Rising liability insurance and staffing costs at these SNFs were the primary reason for this increase.

Property operating expenses remained relatively unchanged at $2.1 million for the third quarter of 2003 compared to $2.2 million for the same period in 2002.

Depreciation and amortization expense remained unchanged at $1.4 million for the third quarter of 2003 compared to the same period in 2002.

Interest expense increased $7.6 million, or 200%, from $3.8 million for the three months ended September 30, 2002, to $11.4 million for the same period in 2003. Interest expense increased by $8.2 million due to pre-payment penalties and the write-off of deferred loan fees relating to the early repayment of two separate loans totaling $48.3 million. These increases were offset by decreases in interest expense totaling $0.6 million. A decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates accounted for $0.3 million of the total decrease. The remaining $0.3 million decrease was due to the decline in the fair market value of the LIBOR interest rate cap associated with the $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock. While the fair market value of its LIBOR interest rate cap remained unchanged during the third quarter of 2003, the Company recognized a $0.3 million loss in the third quarter of 2002.

General and administrative costs increased $0.6 million, or 75%, from $0.8 million for the three months ended September 30, 2002, to $1.4 million for the same period in 2003. This increase was attributed to an increase in corporate staffing costs as well as additional legal costs.

Provisions for doubtful accounts, notes and bonds receivable increased by $0.1 million, or 50%, from $0.2 million for the three months ended September 30, 2002, to $0.3 million for the same period in 2003. This increase is the result of an increase in reserves relating to the Company’s concern about the collectibility of working capital advances made to its SNF located in Hoquiam, Washington.

Equity in loss of unconsolidated affiliates remained unchanged for the third quarter of 2003 compared to the same period in 2002.

Net income decreased $7.5 million, from a net gain of $0.6 million for the three months ended September 30, 2002 to a net loss of $6.9 million for the same period in 2003. This decrease was primarily due to the $7.6 million increase in interest expense due to early prepayment penalties, the $0.7 million increase in skilled nursing expenses and the $0.6 million increase in general and administrative costs. These were offset by the $0.4 million increase in patient revenues, the $0.1 million increase in rents, tenant reimbursements and parking revenues as well as the $0.6 million increase in other income.

Liquidity and Capital Resources

As of September 30, 2003, the Company’s direct investment in net real estate assets totaled approximately $147.9 million, $25.2 million in assets held for sale, $4.6 million in joint ventures and $1.5 million invested in notes receivable. Total debt outstanding as of September 30, 2003 totaled $213.2 million.

The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of MOBs, SNFs and ALFs as well as from senior care lending activities. The MOBs produced a net loss of approximately $1.6 million of net income before minority interests for the nine months ended September 30, 2003. The net loss of $1.6 million included $11.2 million of early prepayment penalties and the write off of $2.0 million of deferred loan costs related to the Company’s 2003 MOB refinancings as discussed below. The MOBs contain approximately 857,000 rentable square feet and, as of September 30, 2003, were approximately 97.3% leased to over 425 tenants with lease terms typically ranging from three to ten years. The ALFs produced approximately $0.8 million of net income for the nine months ended September 30, 2003. The ALFs are leased to operators who manage the facilities for the Company. All of the leases are for five years or less with non-credit tenants. The SNFs produced a net loss of approximately $1.0 million for the nine months ended September 30, 2003. All of the SNFs, with the exception of the three SNFs located in Hampden, Massachusetts where the Company holds the operating licenses and has entered into a management agreement with a local operator and also the North Valley Nursing and Rehabilitation Center which is closed, are leased to operators who manage the facilities for the Company. In the event that the operators of the ALFs and SNFs are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facilities in order to keep them operating. If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions might be adversely affected.

The Company’s principal external sources of capital consist of various secured loans. As of September 30, 2003, the Company had secured loans outstanding of approximately $213.2 million. The Company is also considering selling some of its assets in order to provide additional liquidity. During the first three quarters of 2003, the Company used the net proceeds from four new 10-year loans totaling $47.0 million as well as three new 7-year loans totaling $59.5 million to repay the outstanding balance of $31.7 million on the Company’s $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock. These new loans are individually secured by five of the Company’s MOBs located in Beverly Hills, California, an MOB located in Sherman Oaks, California and an MOB located in La Jolla, California.

In February 2003, a joint venture, in which the Company held a 50% interest, sold a 23,000 square foot MOB located in Aliso Viejo, California for $7.3 million. The Company received net proceeds of $1.2 million from the sale. Also in February 2003, another joint venture, in which the Company held a 50% interest, sold an ALF located in Omaha, Nebraska for $11.1 million. The Company received net proceeds of $1.8 million from the sale. Furthermore, in February 2003, the Company refinanced an MOB located in Beverly Hills, California for $8.2 million. The loan proceeds were used to repay the existing loan of $7.2 million along with other costs associated with the loan. The new loan bears interest at a fixed rate of 5.55% per annum and is due on February 1, 2013. In May 2003, the Company refinanced a loan secured by an MOB located in Valencia, California with an $8.6 million loan. The loan proceeds were used to repay the existing $4.6 million as well as other financing costs. The new loan has a ten year term and bears interest at a fixed rate of 5.48% per annum. In June 2003, the Company refinanced a loan secured by four of its MOBs located in Beverly Hills, California with four new loans totaling $47.0 million. The proceeds were used to repay the existing $26.2 million loan as well as $14.9 million against the outstanding balance of the Company’s $35 million loan obtained from GMAC in October 2001. The new loans have ten year terms and bear interest at a fixed rate of 5.68% per annum. In September 2003, the Company refinanced a loan secured by MOBs located in Beverly Hills, Sherman Oaks and La Jolla, California as well as a research and development facility located in Irwindale, California with three new loans totaling $59.5 million. The loan proceeds were used to repay the remaining balance on the old loan of $31.5 million and to repay the outstanding balance of $16.8 million on the Company’s $35 million loan with GMAC. The new loans bear interest at a fixed rate of 5.34% per annum and are due on October 1, 2010. The remaining net proceeds from these transactions were used to purchase a parcel of land in Valencia, California and for working capital.

On October 15, 2003, the Company sold its one-story, 9,100 square foot retail facility located in Aliso Viejo, California for $2.86 million. The Company received net proceeds of $0.9 million from the sale and recognized a net gain of $0.9 million. The net proceeds were used for working capital.

As of November 14, 2003, the Company had listed for sale or was under contract to sell a total of four properties. The properties include a two-story, 26,000 square foot MOB located in Burbank, California; a three-story, 40,000 square foot office and retail complex located in Coronado, California; a two-story, 48,000 square foot research and development building located in Irwindale, California and a 59-bed nursing and rehabilitation center in Chico, California. The Company plans to use the net proceeds from these sales for new acquisitions and for general corporate purposes.

The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during the first, second and third quarters to holders of record on the first day of each month. The Company distributed $0.8 million in dividends to holders of the Company’s Common Stock during the first nine months of 2003. In addition, the Company distributed $1.5 million in dividends to holders of the Company’s Common Stock in October 2003.

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

Historical Cash Flows

The Company’s net cash from operating activities decreased $7.9 million from net cash provided of $3.2 million for the nine months ended September 30, 2002 to net cash used of $4.7 million for the same period in 2003. The decrease is due primarily to a $13.0 million decrease in net income, a $3.7 million increase in equity in income of unconsolidated affiliates and a $0.6 million decrease in the loss on the change in fair market value of the Company’s LIBOR interest rate cap. These amounts were offset by a decrease in net gain on sale of assets of $2.3 million, a decrease in the change in accounts payable and other liabilities of $3.9 million, a $2.0 million increase in the write-off of deferred loan costs and a $1.6 million increase in the change in tenant rent and reimbursements receivable.

Net cash from investing activities decreased $15.2 million from net cash provided of $12.8 million for the nine months ended September 30, 2002 to net cash used of $2.4 million for the same period in 2003. The decrease was primarily due to a $5.1 million decrease in sales of real estate assets, a $9.3 million decrease in principal payments received from mortgage loans and notes receivable, a $4.0 million increase in purchases of real estate assets and a $0.7 million increase in construction in progress expenditures. These amounts were partially offset by an increase in distributions from unconsolidated affiliates of $1.8 million, a $1.3 million decrease in contributions to unconsolidated affiliates and a $0.6 million increase in sales of bonds receivable.

Cash flows from financing activities increased by approximately $25.3 million from a net use of $16.1 million for the nine months ended September 30, 2002, to net cash provided of $9.2 million for the same period in 2003. The increase is mainly due to a $114.6 million increase in the notes payable proceeds offset by the $83.6 million increase in the repayment of notes payable, a $1.5 million increase in the payment of deferred loan costs, a $3.4 million increase in restricted cash and a $0.7 million increase in distributions to shareholders.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46. These investments include real estate joint ventures with assets totaling $32 million as of September 30, 2003. The Company’s maximum exposure to loss represents its recorded investment in these real estate joint ventures totaling $4.6 million as of September 30, 2003 and $4.1 million as of December 31, 2002. The Company believes that all of its real estate joint ventures do not fall under the provisions of FIN 46 and will not be consolidated. However, the Company cannot make any definitive conclusions until it completes its evaluation.

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

Non-GAAP Supplemental Financial Measure

Industry analysts generally consider funds from operations (“FFO”) to be an appropriate measure of the performance of a REIT. The Company calculates FFO as defined by the Board of Governors of the National

Association of Real Estate Investment Trusts (“NAREIT”). FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is calculated to include the minority interests’ share of income from the Operating Partnership and Senior Care Partnership since the Operating Partnership’s and Senior Care Partnership’s net income is allocated proportionately among all owners of Operating Partnership and Senior Care Partnership units. The combined number of Operating Partnership and Senior Care Partnership units held by the Company is identical to the number of outstanding shares of the Company’s Common Stock, and owners of Operating Partnership and Senior Care Partnership units may, at their discretion, redeem their units for shares of Common Stock on a one-for-one basis.

The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company’s 2002 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and nine month periods ended September 30, 2003 and 2002.

G&L REALTY CORP.

FUNDS FROM OPERATIONS AND ADDITIONAL DATA

(Unaudited)

	For the Three Month Periods Ended September 30,		For the Nine Month Periods Ended September 30,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Funds from Operations(1)
Net (loss) income	$(6,924)	$570	$(7,980)	$4,959
Depreciation of real estate assets	1,394	1,332	3,680	4,023
Amortization of deferred lease costs	51	61	167	189
Net gain from discontinued operations	—	—	—	(2,320)
Depreciation from unconsolidated affiliates	91	166	381	382
Adjustment for minority interest in consolidated affiliates	(38)	(37)	(114)	(109)
Dividends on preferred stock	(1,790)	(1,790)	(5,371)	(5,371)

Funds from Operations(1)	$(7,216)	$302	$(9,237)	$1,753

Additional Data
Cash flows:
Operating activities	$(3,895)	$3,262	$(4,681)	$3,153
Investing activities	(113)	(573)	(2,374)	12,814
Financing activities	6,167	(2,345)	9,198	(16,133)
Capital expenditures
Building improvements	$118	$264	$516	$599
Tenant improvements	189	120	779	457
Furniture, fixtures & equipment	27	147	143	303
Leasing commissions	44	37	93	105
Depreciation and amortization
Depreciation of real estate assets	$1,394	$1,332	$3,680	$4,023
Depreciation of non-real estate assets	156	146	478	433
Amortization of deferred lease costs	51	61	167	189
Amortization of deferred licensing costs	14	14	40	40
Amortization of capitalized financing costs	178	206	563	714
Accrued rent in excess of billed rent	$32	$102	$42	$419

1)	FFO represents net income (computed in accordance with GAAP, consistently applied), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company’s operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of September 30, 2003, approximately 8% of the Company’s notes payable bear interest at a rate indexed to the one-month LIBOR rate or Prime Rate. The tables below provide information as of September 30, 2003 and December 31, 2002 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of September 30, 2003 and December 31, 2002.

	AS OF SEPTEMBER 30, 2003 PRINCIPAL MATURING IN:
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Market Value September 30, 2003
	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$679	$2,653	$2,786	$2,919	$3,058	$180,755	$192,850	$225,357
Average interest rate	6.09%	6.09%	6.09%	6.09%	6.09%	6.09%	6.09%
Variable rate	842	12,817	4,137	—	—	—	17,796	17,796
Average interest rate	6.30%	6.22%	5.37%	—	—	—	6.17%
Line of credit:
Variable rate			2,579				2,579	2,579
Average interest rate			6.00%				6.00%

	$1,521	$15,470	$9,502	$2,919	$3,058	$180,755	$213,225	$245,732

The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of September 30, 2003, a 1% increase in the LIBOR rate would decrease future earnings by $198,000 annually, and decrease future cash flow by $68,000 annually. A 1% decrease in the LIBOR rate would increase future earnings by $198,000 annually, and increase future cash flow by $68,000 annually. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company’s debt.

	AS OF DECEMBER 31, 2002 PRINCIPAL MATURING IN:
	2003	2004	2005	2006	2007	Thereafter	Total	Fair Market Value December 31, 2002
	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,564	$2,752	$27,508	$31,665	$1,750	$74,713	$140,952	$168,016
Average interest rate	7.57%	7.57%	7.56%	7.49%	7.14%	7.14%	7.52%
Variable rate	2,174	15,367	6,890	3,006	3,489	19,857	50,783	50,783
Average interest rate	7.82%	7.82%	7.82%	7.82%	7.82%	7.82%	7.82%
Line of credit:
Variable rate			2,357				2,357	2,357
Average interest rate			6.75%				6.75%

	$4,738	$18,119	$36,755	$34,671	$5,239	$94,570	$194,092	$221,156

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

Item 4.    CONTROLS AND PROCEDURES

The Company evaluated the effectiveness of its disclosure controls and procedures. This evaluation was performed by the Company’s Chief Accounting Officer, its President and its Chief Executive Officer. These disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in its periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms, and that the information is communicated to the certifying officers on a timely basis. Based on this evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1    Legal Proceedings.

Neither the Company or any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of MOBs, SNFs, ALFs, parking facilities and retail space is currently a party to any material litigation, except as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Item 2    Changes in Securities.

None.

Item 3    Defaults Upon Senior Securities.

None.

Item 4    Submission of Matters to a Vote of Security Holders.

None.

Item 5    Other Information.

None.

Item 6    Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the three month period ended September 30, 2003.

(a)    Exhibits

Exhibit No.	Note	Description

2.1	(7)	The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp.

2.2	(8)	Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated September 28, 2001.

2.3	(9)	Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated October 26, 2001.

2.4	(11)	Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

3.1	(1)	Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.2	(3)	Amended and Restated Bylaws of G&L Realty Corp.

10.3	(2)	Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.3.2	(13)	Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

10.5	(1)	Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.9.2	(1)	Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

10.11	(1)	Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

10.58	(4)	Limited Liability Company Agreement of G&L Hampden, LLC.

10.77	(5)	Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

10.78	(5)	Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers Corp. as Tenant dated December 1, 1998.

10.79	(5)	Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively “Guarantor”) in favor of G&L Coronado, LLC (“Landlord”).

10.81	(6)	Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender.

10.82	(10)

Credit Agreement among G&L Realty Partnership, L.P., G&L Partnership, LLC, the Several Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001

10.83	(10)

Guarantee and Collateral Agreement made by Daniel M. Gottlieb, Steven D. Lebowitz, G&L Realty Corp. and G&L Realty Partnership, L.P. in favor of GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001.

21		List of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350

32.2		Certification Pursuant to 18 U.S.C. Section 1350

(a)    Exhibits – (continued from previous page)

1)	Previously filed as an exhibit of like number to the Registrant’s Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.
2)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
3)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
4)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.
5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.
6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference
7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.
8)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.
9)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.
10)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.
11)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.
c)	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G&L REALTY CORP.

Date: November 14, 2003	By:	/s/ David E. Hamer
David E. Hamer Chief Accounting Officer