Form 10-K
period 2003-12-31
G&L REALTY CORP
filed 2004-03-30
CIK 912240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2003

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

As of March 30, 2004, 710,199 shares of common stock of G&L Realty Corp. were outstanding.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

i

PART I

ITEM 1.	BUSINESS

General

The Company is a self-managed real estate investment trust (“REIT”) that owns, acquires, develops, manages and leases health care properties. The Company’s business currently consists of investments, made either directly or through joint ventures, in medical office buildings (“MOB”), assisted living facilities (“ALF”) and skilled nursing facilities (“SNF”). All of the Company’s assets are held by, and all of its operations are conducted through, G&L Realty Partnership, L.P. (the “Operating Partnership”) and G&L Senior Care Partnership, L.P. (the “Senior Care Partnership”) or their subsidiaries. The Company was incorporated in Maryland on September 15, 1993, and is controlled by its principal executive officers, Daniel M. Gottlieb and Steven D. Lebowitz.

Description of Business

The Company’s MOB business strategy is to acquire, develop, manage and lease a portfolio of medical office buildings. The Company currently seeks growth opportunities mainly in Southern California through acquisition and development of additional MOBs directly or through strategic joint ventures. The MOB portfolio currently consists of approximately 832,000 rentable square feet. The Company directly owns 19 high quality MOBs, an adjacent parking facility, a research and development building (which was originally an MOB that the Company converted to a research and development building when the MOB tenant vacated the building) and one office and retail facility and owns three additional MOBs through a joint venture (collectively, the “MOB Properties”). All of the MOB Properties are located in California. Several of the MOB Properties include retail space on the ground level. As of January 31, 2004, the MOB Properties were 97.7% leased.

The ALF and SNF business strategy is to capitalize on turnaround opportunities in the assisted living and skilled nursing facility industry by making selected equity investments in ALFs and SNFs. As part of this strategy, the Company frequently sells its stabilized ALFs and SNFs or obtains long-term financing guaranteed by the Department of Housing and Urban Development and retains long-term ownership of these assets. The Company directly, or through joint ventures, owns two ALFs, eight SNFs and one senior resident apartment complex (collectively, the “ALF and SNF Properties”). All of the ALFs are located in Southern California. Four of the SNFs are located in Massachusetts, one in California, one in Arizona, one in Maryland and one in Washington. The senior resident apartment complex is located in Arizona. The ALF and SNF Properties have an aggregate of 1,192 beds or units. The Company is currently under contract to acquire an existing 155-bed SNF located in Phoenix, Arizona.

The Company’s business plan is to dispose of its non-core and turnaround properties, and in implementation of that strategy, the Company sold the research and development building on March 18, 2004, and entered into a contract to sell the office and retail facility. The Company is also under contract to sell its SNF located in California, a 10,000 square foot MOB located in Tustin, and two ALFs that are owned through joint ventures.

As part of its overall business strategy, the Company develops MOBs and ALFs either directly or through joint ventures. As part of its development strategy, the Company may develop non-core assets which are sold after the assets are stabilized. The non-core assets are typically developed in connection with the development of healthcare properties. The Company has a long history of successful developments and believes that it can achieve growth through a combination of development and acquisition.

See Note 13 of the Notes to the Consolidated Financial Statements for financial information about the Company’s three main business segments: investments in (i) MOBs, (ii) ALFs and (iii) SNFs.

Financing for the Company’s development and acquisition activities may be provided through existing or new joint ventures with third parties or third-party financing in the form of secured or unsecured debt or through selective asset sales. The Company’s capacity to obtain debt financing facilitates its ability to acquire ownership interests in additional MOBs, ALFs and SNFs. The Company and its investment affiliates will likely incur additional indebtedness in connection with future acquisitions. However, notwithstanding any business policies or objectives of the Company, no assurance can be given that the Company, or its investment affiliates, will be able to make acquisitions on favorable terms or that such properties will be profitably operated.

The Company has determined to sell certain of its properties and has, in 2003 and to date in 2004, sold or entered into contracts to sell a 9,100 square foot retail center located in Aliso Viejo, California that was developed in connection with a 40,000 square foot MOB by the Company; a 92-unit ALF located in Santa Monica, California; a 26,000 square foot MOB located in Burbank, California; an 80-unit ALF located in Tarzana, California; a 48,000 square foot research and development building located in Irwindale, California which was originally an MOB that the Company converted to a research and development building when the MOB tenant vacated the building; a 40,000 square foot office and retail center located in Coronado, California; a 10,000 square foot MOB located in Tustin, California; and, a 59-bed SNF located in Chico, California. The proceeds from these sales may be used to acquire or develop additional healthcare properties, retire debt or preferred stock, for general corporate purposes and/or to make distributions to common stockholders.

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

Property Management

The Company provides a full range of management services for the operation of MOBs. The ability of the Company to manage MOBs to meet the unique needs of medical practitioners has been critical to its success. The Company has experienced lease renewal rates of approximately 79.7%, 85.9% and 83.0% for the years ended December 31, 2003, 2002 and 2001, respectively, in the MOB Properties. Developing and managing MOBs differs from developing and managing general office properties due to the special requirements of the tenants and their patients. MOBs generally have higher maintenance requirements, increased plumbing and electrical capacity requirements and are subject to expanded environmental regulations due to stringent restrictions on the disposal of medical waste. The management of MOBs also generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners. Additional important management functions include the placement of tenants within MOBs to accommodate increased space needs and managing the tenant mix at properties in order to facilitate referrals by practitioners with different specialties within the building. The Company stresses meeting these and other special demands of medical property tenants.

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

Employees

As of March 30, 2004, the Company employed 32 persons, 13 of whom are on-site building employees who provide maintenance services for the MOB Properties and 8 of whom are professional employees engaged in leasing, asset management and administration.

Dependence on Key Tenants

The tenant mix at the Company’s MOBs typically consist of several smaller tenancies rather than one or two large tenancies. As of December 31, 2003, with the exception of the Company’s research and development facility located in Irwindale, California which was sold on March 18, 2004, no MOB tenant accounted for more than 3% of the Company’s total revenues. Although no MOB tenant accounts for more than 3% of the Company’s total revenues, the risks associated with smaller tenants include (i) less creditworthiness, (ii) greater potential tenant turnover and (iii) increased property management needs.

The ALFs and SNFs are either leased to senior care companies or managed by senior care companies. Although all of the Company’s ALF and SNF properties are currently leased or under management contracts, finding experienced senior care managers is a time-consuming and difficult task. During 2003, revenue from the Company’s three SNFs in Hampden, Massachusetts accounted for approximately 42% of the Company’s total revenues. These three facilities are all operated by the same manager pursuant to a management agreement. Should these three facilities or any of the Company’s other ALFs or SNFs require a change in lessee or manager, the Company’s financial results could be materially impacted despite the fact that no other ALF or SNF tenant or manager accounts for more than 10% of the Company’s total revenues.

Government Regulation

Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its property. These laws impose liability without regard to whether the owner knew of, or was responsible for, the presence of any hazardous or toxic substances. The presence of such substances, or the failure to properly remediate these substances, may adversely affect the owner’s ability to borrow using the real estate as collateral and may subject the owner to material remediation costs. All of the MOB Properties and ALF and SNF Properties have been subject to Phase I environmental assessments (which involve inspection of the subject property, but no soil sampling or groundwater analysis) by independent environmental consultants. Although restricted in scope, these independent assessments revealed no material evidence of existing environmental liability, and the Company has not been notified by any governmental authority of any noncompliance by, liability for, or other claim against the Company in connection with environmental matters related to the MOB Properties or the ALF and SNF Properties. While the Company is not aware of any environmental liability that it believes would have a material adverse effect on its business, assets or results of operations, no assurance can be given that the environmental assessments revealed all potential environmental liabilities or that a prior owner did not create any material environmental condition not known to the Company or that future uses or conditions (including changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

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

The MOB Properties consist of 19 high quality MOBs directly owned by the Company, three MOBs indirectly-owned by the Company, an adjacent parking facility, a research and development building and an office and retail facility. The ALF and SNF Properties consist of two ALFs, eight SNFs and one senior resident apartment complex. As of January 31, 2004, the MOB Properties were 97.7% leased to 413 tenants and the ALF and SNF Properties were 100% leased to operators or under contracts with management companies, other than the North Valley Nursing and Rehabilitation Center in Chico, California which is closed and under contract to be sold by the Company. The Company’s MOB tenants are primarily established medical practitioners representing a cross section of medical practices.

Description of the MOB Properties and ALF and SNF Properties

MOB Properties

The Company, through its MOB operations, acquires, develops, manages and leases MOBs, a research and development building, a parking facility and two retail facilities. Developing and managing MOBs differs from developing and managing conventional office buildings due to the special requirements of physicians and their patients. Doctors now perform a variety of medical procedures in their offices, and as a result, many MOBs have become sophisticated ambulatory centers that allow for outpatient surgery and procedures. In addition, the public areas of MOBs generally have higher maintenance requirements due to heavy foot traffic generated by typically relatively short patient visits. The use of sophisticated medical equipment typically requires the MOBs to provide increased plumbing and electrical capacity and expanded environmental regulations impose more stringent restrictions on the disposal of medical waste than applicable to other commercial office buildings. The management of MOBs generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners. Additional important management functions include the placement and relocation of tenants to accommodate increased space needs and managing the tenant mix to facilitate referrals by practitioners with different specialties within the building.

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

The following tables set forth certain information regarding each of the MOB Properties and ALF and SNF Properties as of January 31, 2004. All of the MOB Properties and ALF and SNF Properties are held in fee by the Company or, in the case of jointly-owned properties, by a joint venture partnership or limited liability company. Except as noted below, the Company owns 100% of each property.

MOB Properties—Summary Data

Property	Number of Buildings	Year Constructed or Rehabilitated	Rentable Square Feet(1)	Rented Square Feet(2)	Occupancy(2)	Total Annualized Rent(3)	Average Rent per Sq. Ft.
405 N. Bedford, Beverly Hills,	1	1947/1987	44,801	42,826	95.6%	$1,946,000	$45.44
415 N. Bedford, Beverly Hills (6)	1	1955	5,720	5,720	100.0	271,000	47.38
416 N. Bedford, Beverly Hills	1	1946/1986	40,292	40,292	100.0	1,707,000	42.37
435 N. Bedford, Beverly Hills	1	1950/63/84	53,717	52,329	97.4	2,194,000	41.93
435 N. Roxbury, Beverly Hills (7)	1	1956/1983	40,865	39,964	97.8	1,676,000	41.94
436 N. Bedford, Beverly Hills	1	1987	74,285	74,285	100.0	3,576,000	48.14
Sherman Oaks Medical Plaza 4955 Van Nuys Blvd. Sherman Oaks	1	1969/1993	67,575	67,575	100.0	1,702,000	25.19
Irwindale Building (8) 12701 Schabarum Ave. Irwindale	1	1992	47,604	47,604	100.0	685,000	14.39
Coronado Plaza (9) 1330 Orange Ave, Coronado	1	1977/1985	39,780	38,313	96.3	1,247,000	32.55
Holy Cross Medical Plaza 11550 Indian Hills Road Mission Hills	1	1985	72,476	71,135	98.1	2,053,000	28.86
Lyons Avenue Medical Building 24355 Lyons Avenue, Santa Clarita	1	1990	48,904	47,368	96.9	1,090,000	23.01
Tustin—Medical Office I 14591 Newport Avenue, Tustin	1	1969	18,092	18,092	100.0	371,000	20.51
Tustin—Medical Office II 14642 Newport Avenue, Tustin	1	1985	48,621	48,216	99.2	1,216,000	25.22
Regents Medical Center 4150 Regents Park Row, La Jolla	1	1989	66,557	61,711	92.7	1,837,000	29.77
San Pedro Medical Plaza (10) 1360 West 6th Street, San Pedro	3	1963/1979	59,133	53,494	90.5	1,232,000	23.03
1095 Irvine Boulevard, Tustin (11)	1	1995	10,125	10,125	100.0	228,000	22.52
Santa Clarita Valley Medical Center 23861 McBean Pkwy, Santa Clarita	5	1981	41,943	41,943	100.0	1,009,000	24.06
Santa Clarita Valley Medical Center, F 23929 McBean Pkwy, Santa Clarita	1	1999	43,912	43,912	100.0	1,207,000	27.49
Santa Clarita Valley Foundation Bldg 23871 McBean Pkwy, Santa Clarita	1	1981	8,025	8,025	100.0	130,000	16.20

Total/Weighted average of all MOB Properties	25		832,427	812,929	97.7%	$25,377,000	31.22

See footnotes on page 7

ALF and SNF Properties—Summary Data

Property	Number of Buildings	Year Constructed or Rehabilitated	Number of Beds/Units	Occupancy(4)
Southern California
The Arbors (10) 12979 Rancho Penasquitos Boulevard, San Diego	1	1998/1999	92 U	95.9
North Valley Nursing and Rehabilitation Center (5) 1645 Esplanade, Chico	1	1960	59 B	0
Prestige Assisted Living at Yorba Linda (10) 4792 Lakeview Ave, Yorba Linda	1	2000-2002	80 U	91.4
Arizona
Maryland Gardens 31 West Maryland Avenue, Phoenix	1	1951-1957	60 B 38 U	83.6
Maryland Gardens II 39 West Maryland Avenue, Phoenix	1	1968	20 U	100.0
Maryland
St. Thomas More Nursing & Rehabilitation Center, 4922 La Salle Road, Hyattsville	1	1955-56/1976	220 B	98.1
Massachusetts
Riverdale Gardens 42 Prospect Avenue, West Springfield	1	1957-1975	168 B	86.8
Chestnut Hill 32 Chestnut Street, East Longmeadow	1	1984	123 B	96.0
Mary Lyon 34 Main Street, Hampden	1	1986	100 B	95.2
Ring East Nursing Home (10) 215 Bicentennial Highway, Springfield	1	1987	120 B	92.7
Washington
Pacific Care Center 3035 Cherry Street, Hoquiam	1	1954	112 B	76.0

Total of all ALF and SNF Properties	11		1,192

1)	Rentable square feet includes space used for management purposes but does not include storage space.
2)	Occupancy includes occupied space and space used for management purposes. Rented square feet includes space that is leased but not yet occupied. Occupancy figures have been rounded to the nearest tenth of one percent.
3)	Rent is based on third-party leased space billed in January 2004.
4)	Occupancy is on a per-bed or unit basis. .
5)	The Company acquired this property through foreclosure of its first deed of trust in March 2000. The facility is currently closed and is under contract to be sold by the Company.
6)	This building is a parking structure that contains seven retail tenants.
7)	The Company is the general partner and owns 32.8% of the partnership that owns this property.
8)	This building is a research and development building and was sold on March 18, 2004.
9)	This building is an office and retail building that the Company is currently under contract to sell.
10)	The Company owns 50% of this property.
11)	This building is currently under contract to be sold.

MOB Properties

Six of the MOB Properties are located on North Bedford and North Roxbury Drives in the “Golden Triangle” area of Beverly Hills, California, near three major hospitals—Cedars Sinai Medical Center, Century City Hospital and UCLA Medical Center. The buildings feature high quality interior improvements, including rich wood paneling and brass hardware appointments, both in the common areas and in most of the doctors’ offices. These six MOB Properties include twenty-one operating rooms. The 405, 416 and 436 North Bedford Drive buildings each have emergency back-up generators. Parking for these six MOB Properties is provided in the 415 North Bedford garage and in subterranean parking at 436 North Bedford and 435 North Roxbury Drives. Each of these MOBs has copper insulated pipe with sufficient capacity for medical use, electrical systems designed for extra load requirements and extensive security systems.

405 North Bedford Drive

405 North Bedford Drive, built in 1947 and extensively remodeled in 1987, consists of approximately 45,000 rentable square feet in four stories plus a penthouse and a basement. The reinforced brick building, with ground floor retail space, features cherry wood paneled walls and brass hardware in the common areas and decorative concrete trim on the exterior.

415 North Bedford Drive

415 North Bedford Drive is a four-level parking structure with approximately 5,700 square feet of ground floor retail space for seven tenants. The parking structure contains 316 spaces and is valet operated.

416 North Bedford Drive

416 North Bedford Drive is a four-story, approximately 40,000 rentable square foot reinforced brick MOB with a basement and ground floor retail space. Built in 1946 and extensively remodeled in 1986, the building features oak paneled walls and moldings, brass hardware, tinted concrete borders on the exterior, and fourth floor skylights that provide an open, airy atmosphere in the hallway and in some of the suites.

435 North Bedford Drive

435 North Bedford Drive is a four-story, approximately 54,000 rentable square foot reinforced brick and masonry MOB with a penthouse, basement, and ground floor retail space. Built in 1950 and extensively remodeled in 1984, the building features oak molding, wall sconces and paneling in the hallways plus stained runner boards and built-in stained hardwood cabinets in some of the medical office suites.

435 North Roxbury Drive

435 North Roxbury Drive is a four-story, approximately 41,000 rentable square foot MOB with a penthouse, subterranean parking and retail space on the ground floor. The building, which was built in 1956 and extensively remodeled in 1983, features a reinforced brick and masonry exterior and raised, oak-stained paneling and molding in the hallways.

436 North Bedford Drive

436 North Bedford Drive is a three-story, approximately 74,000 rentable square foot MOB with three levels of subterranean parking. Built in 1987, the building features ground floor retail and office space surrounding a central courtyard and balconies at selected locations on the second and third floors. The exterior is clad in rose color sandstone with cast stone and granite trim. The central courtyard features a cascading waterfall sculpture and stone pavers with intricate marble and stone patterns. Cherry wood paneled walls also line the elevator lobbies on all floors and portions of the hallways.

Sherman Oaks Medical Plaza

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

Irwindale Building

The Irwindale Building in Irwindale, California is a two-story, approximately 48,000 square foot research and development building, constructed in 1992, on a site that provides two parking areas with a total of 244 spaces. The Company converted this building from an MOB to an R&D building in 2001. Prior to 2001, this property was 100% leased to Cigna Healthcare of California (“Cigna”). After Cigna bought out their lease, the Company converted the building to an R&D facility in order to re-lease the building to Autronics Corporation, a British-based electronics company. The lease with Autronics Corporation commenced on July 1, 2001 and expires on June 30, 2008. The lease is guaranteed by Curtiss-Wright Corporation, the parent company of Autronics Corporation. The Irwindale Building was sold by the Company on March 18, 2004.

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

Holy Cross Medical Plaza

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

Regents Medical Center

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

1095 Irvine Boulevard

The 1095 Irvine Boulevard building in Tustin, California consists of approximately 10,000 rentable square feet and was redeveloped in 1995 as a primary health care center for physicians who are part of the St. Joseph Hospital of Orange health care network. The property is leased to St. Joseph Hospital, Inc. under a net lease with a 15-year term, which began in August 1995, and provides for annual cost of living rent escalations limited to 3%. The lease provides for monthly rent of $19,000 and expires on July 31, 2010.

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

Santa Clarita Valley Foundation Building

The Foundation Building is a one-story, approximately 8,000 square foot MOB that is located on the Henry Mayo Newhall Memorial Hospital Campus and is currently 100% leased to the Henry Mayo Newhall Hospital Foundation. On June 9, 2003, the Company purchased approximately 10 acres of land from the Henry Mayo Newhall Hospital for $3.9 million. As part of the purchase, the Company acquired the Foundation Building and approximately 4 acres of vacant land along with the approximately 6 acres of land that the Company had been leasing for $264,000 from the Henry Mayo Newhall Memorial Hospital. The Santa Clarita Valley Medical Center MOBs are located on the 6 acres of the land that were previously leased from the Henry Mayo Newhall Memorial Hospital.

ALF and SNF Properties

Southern California Properties

The Arbors at Rancho Penasquitos

The Arbors at Rancho Penasquitos is a 92-unit, approximately 52,000 square foot, three-story ALF located in Rancho Penasquitos, California. The building was originally built in 1988 as a Ramada Hotel. In 1998, the Company, in joint venture with Parsons House, LLC, purchased the property and converted it into The Arbors at Rancho Penasquitos. The facility opened in March 1999 and now holds a prestigious CARF accreditation given for high quality of care. The facility contains a 38-unit Alzheimer’s care wing that includes a private garden and activities room. The remaining 54 units are for assisted living residents. Each unit contains approximately 360 square feet and includes a small kitchenette. The facility contains a kitchen, dining room, activity room and a lounge. The 2.07-acre property also has a parking lot that can accommodate up to 114 cars. The Arbors is located in an excellent market area of San Diego County and sustained 100% occupancy during most of 2003.

Prestige Assisted Living at Yorba Linda

Prestige Assisted Living at Yorba Linda is a two story, 80-unit, approximately 50,000 square foot ALF located in Yorba Linda, California. Construction began on the facility in October 1999 and was completed in the first quarter of 2002. The facility houses a 16-unit Alzheimer’s care wing with the remaining 64 units for assisted living residents.

The facility experienced a successful lease-up and as of January 31, 2004 was over 90% occupied. The facility features a full service restaurant style dining room, community room, TV lounges, movie theater and beauty parlor. The property is conveniently located in an upscale area of Orange County.

Arizona Properties

Maryland Gardens

Maryland Gardens is a 98-bed SNF located in Phoenix. The facility specialized in behavioral and Alzheimer’s care. The facility is situated on approximately 1.84 acres and consists of a 60-bed SNF and a 38-unit Alzheimers unit. The facility is leased to Senior Management Resources II, LLC, a Phoenix, Arizona-based operator of SNFs. Through its special behavioral programs, Maryland Gardens has provided the Phoenix area with a unique service for which there is high demand. The behavioral SNF is typically 100% occupied with a waiting list.

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

Maryland Properties

St. Thomas More Nursing and Rehabilitation Center is a 220-bed SNF located in Hyattsville, Maryland, a suburb of the Washington, D.C. metropolitan area. The facility lies on a 7 acre campus which includes a chapel built by the Arch Diocese of Washington, D.C. in 1956. The facility’s primary focus is on providing aggressive rehabilitation services to assist residents in achieving their maximal level of functioning. The facility hosts a state of the art inpatient/outpatient hemodialysis unit on site, which serves both short-term and long-term residents. This unique ability provides a continuity of care to those short-term residents when they return to their homes.

Through its caring staff and their commitment to quality, the facility achieved “Accreditation with Full Standards Compliance” from the Joint Commission on Accreditation of Healthcare Organizations. The facility is managed by Neiswanger Management Services, LLC, a Maryland based operator.

Massachusetts Properties

Hampden Properties

G&L Hampden, LLC, a wholly owned subsidiary of the Company, acquired three nursing home properties in Massachusetts on October 28, 1997 from Hampden Nursing Homes, Inc. (“HNH”), a nonprofit corporation. Lenox Healthcare, Inc. (“Lenox”) managed the three facilities from October 1998 through December 1999. In November 1999, Lenox filed for bankruptcy protection. The Company immediately moved to replace Lenox as the manager of the nursing homes. In January 2000, the Company received the bankruptcy court’s permission to replace Lenox as the manager and a new management firm, a subsidiary of Roush & Associates (“Roush”), was immediately retained. Since acquiring the properties from HNH, HNH had held the licenses necessary to operate the facilities. In March 2000, the Company successfully transferred the licenses to G&L Massachusetts, LLC, a subsidiary of the Operating Partnership.

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

Washington Property

Pacific Care Center

Pacific Care Center is a 112-bed SNF located in Hoquiam within three miles of the only acute care hospital in the market area. A new manager was hired in August 2003 and the facility has recently experienced high occupancy and strong state inspection survey results.

Leases

MOB Properties

As of January 31, 2004, the MOB Properties were approximately 97.7% leased. New leases and extensions are normally granted for a minimum of three to five years and provide for annual rent increases. Office tenants generally have gross leases whereby rents may be adjusted for a tenant’s proportionate share of any increases in the cost of operating the building. However, the Company has recently been leasing office space with provisions for the tenants to pay all utility costs directly. Most retail tenants have net leases and pay their share of all operating expenses including property taxes and insurance. The following is a lease expiration table setting forth the number, square feet and associated annual rent for those leases expiring in future years.

MOB Properties—Lease Expirations

Year of Lease Expiration	Number of Leases Expiring (1)	Approximate Total Rented Square Feet (1)	Annual Rent	% of Total Annual Rent
2004	59	106,016	$3,184,000	13.2%
2005	75	116,693	3,778,000	15.7%
2006	78	139,861	4,888,000	20.2%
2007	54	113,495	4,033,000	16.7%
2008	57	162,377	4,293,000	17.8%
2009	19	52,902	1,513,000	6.3%
2010	13	42,193	1,145,000	4.7%
2011	5	9,423	434,000	1.8%
2012	6	12,872	386,000	1.6%
2013	4	6,623	188,000	0.8%
2014 or later	3	6,830	281,000	1.2%

Total	373	769,285	$24,123,000	100.0%

1)	Does not include month-to-month leases or vacant space. There are 40 month-to-month tenants who occupy approximately 44,000 square feet of space and pay approximately $104,000 per month in rent.

The Company has generally enjoyed strong lease renewals, achieving a weighted average renewal rate of approximately 79.7% on MOB leases that expired during 2003. Although there can be no assurance that this renewal level will be maintained, the Company believes this high renewal rate is due in part to the tendency of medical practitioners to continue to practice in the same space over a number of years. Also, the Company’s tenants frequently invest large sums of money in equipment and fixtures for their offices. Furthermore, relocating a doctor’s office can be disruptive to the patients who are familiar with the doctor’s office location.

Senior Care Loans

From 1995 through 1999, the Company was in the business of originating loans secured by healthcare properties. Since 1999, the Company has made no secured loans and has exited the business of originating loans. As of December 31, 2003, the Company had seven loans outstanding that total approximately $4.2 million before reserves of $3.5 million. Management believes that $3.5 million is appropriate in relation to the status of the loans in the Company’s portfolio as of March 30, 2004.

Notes Receivable from Stockholders

The Company has two unsecured promissory notes totaling $5.24 million to Daniel M. Gottlieb and Steven D. Lebowitz, the Company’s chief executive officer and president, respectively, and the owners of 100% of the Company’s outstanding common stock. As of December 31, 2003, all accrued interest had been paid and the outstanding principal balance on the notes was $5.11 million.

Insurance

The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to the MOB Properties and certain ALF and SNF Properties. There are certain types of losses that may either be uninsurable or not economically insurable; moreover, there can be no assurance that policies maintained by the Company will be adequate in the event of a loss. The Company carries earthquake and flood insurance for coverage of losses up to $35 million on the MOB Properties and certain ALF and SNF Properties located in California and Arizona, which amount represents approximately 25% of the net book value of these properties. This coverage is subject to a 10% deductible up to the amount of insured loss. The ALF and SNF Properties located in Washington and Massachusetts do not carry earthquake or flood insurance. Twenty-eight of the 36 properties directly or indirectly owned by the Company are located in Southern California, which has a history of seismic activity, including the 1994 Northridge earthquake that damaged the Holy Cross Medical Plaza property. Two ALF and SNF Properties owned by the Company are located in Phoenix, Arizona, in an area with a history of flood activity. Where the Company does not directly insure against casualty or liability, the Company requires the lessees or operators of its ALF and SNF Properties to maintain such insurance and name the Company and its subsidiaries as additional insured with full rights of a direct beneficiary in the event of loss. Should an uninsured loss occur, the Company could lose its investment in, and anticipated earnings and cash flow from, a property.

ITEM 3.	LEGAL PROCEEDINGS

There is no material pending litigation to which the Company or its consolidated or unconsolidated subsidiaries is a defendant or to which any of their properties is subject other than routine litigation arising in the ordinary course of business, most, if not all, of which is expected to be covered by insurance, except as discussed below.

There are a number of common stockholder class actions pending against the Company and its directors that arose out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company’s common stock not then owned by them. The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000. A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. This suit was voluntarily dismissed without prejudice on June 7, 2001, and re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001. Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001. Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001. All these actions assert claims for breach of fiduciary duty and seek compensatory damages and other relief. The Lukoff, Abrons and Harbor Finance actions have been consolidated for all purposes, with Lukoff designated as the lead action. No trial date has been set. The Morse action has been stayed pending the conclusion of the California class actions.

In addition, a group of four former common stockholders of the Company filed an individual suit against the Company and its directors arising from the same conduct alleged in the putative class actions. This suit, Lyle Weisman, et al. v. G & L Realty Corp., et al., case number BC 271401, filed in the Superior Court of California, County of Los Angeles, on April 4, 2002, asserts claims for breach of fiduciary duty and fraud against the director defendants The third amended complaint also asserts a claim for unjust enrichment against Messrs. Gottlieb and Lebowitz and a claim for unfair competition under Business and Professions Code sections 17200 et seq. against Messrs. Gottlieb and Lebowitz and the Company. The Weisman plaintiffs have also attempted to plead claims for alleged intentional interference with prospective business advantage based on interference with the Weisman plaintiffs’ purported efforts to acquire the Company. However, the Court has dismissed the Weisman plaintiffs’ interference claims on the basis of the pleadings without leave to amend.

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

Until October 29, 2001, the Company’s Common Stock was listed on the New York Stock Exchange under the symbol GLR. On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the “Merger”). G & L Acquisition, LLC is owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company’s Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company’s Common Stock was delisted from the New York Stock Exchange. There is no established public trading market for the Company’s common stock. As of March 30, 2004, the Company had two holders of its Common Stock.

During 2003 and 2002, the Company paid common stock dividends of $0.8 million in the second quarter of 2003, $4.5 million in the fourth quarter of 2003 and $0.5 million in the fourth quarter of 2002.

The Company also paid monthly dividends to holders of the Company’s Series A (GLRPRA) and Series B (GLRPRB) Preferred Stock on the fifteenth day of each month. Dividends are paid monthly at the rate of $2.56 and $2.45 per annum on shares of the Company’s Series A and Series B Preferred Stock, respectively. Distributions on the Company’s Series A and Series B Preferred Stock are senior to all classes of the Company’s Common Stock. Subsequent to the Merger, the Company’s Series A and Series B Preferred Stock is still outstanding and traded on the New York Stock Exchange.

ITEM 6.	CONSOLIDATED SELECTED FINANCIAL DATA

The following table sets forth consolidated selected financial and operating information for the Company for each of the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The following information should be read in conjunction with all of the financial statements and notes thereto included in this Form 10-K. This data also should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated selected financial and operating data as of December 31, 2003, 2002, 2001, 2000 and 1999 and for each of the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from audited financial statements.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Operating Data:
Revenues:
Rental	$23,017	$23,145	$21,126	$19,607	$23,134
Patient revenues	26,129	24,261	21,057	17,820	—
Tenant reimbursements	3,055	2,497	1,606	1,189	1,009
Parking	1,644	1,472	1,439	1,199	1,112
Interest and loan fees	787	2,459	2,801	2,532	2,797
Other income	2,562	1,412	1,790	526	378

Total revenues	57,194	55,246	49,819	42,873	28,430

Expenses:
Property operations	7,709	7,314	7,360	6,879	6,684
Skilled nursing operations	23,901	21,421	19,004	16,548	—
Depreciation and amortization	4,876	4,907	4,726	4,780	4,725
Interest	25,122	13,588	10,235	10,453	10,051
Loss on sale of bonds receivable	120	—	—	—	—
General and administrative	4,551	3,280	3,953	2,892	3,196
Provision for doubtful accounts, notes and bonds receivable	975	1,542	1,004	2,288	2,210
Impairment of long-lived assets	—	—	—	—	6,400

Total expenses	67,254	52,052	46,282	43,840	33,266

(Loss) income from operations before minority interests, equity in earnings (loss) of unconsolidated affiliates, (loss) income from discontinued operations	(10,060)	3,194	3,537	(967)	(4,836)
Equity in earnings (loss) of unconsolidated affiliates	3,743	(140)	205	(417)	(269)
Minority interest in consolidated affiliates	(150)	(285)	(302)	(182)	(175)
Corporate income tax expense	(136)	(295)	(85)	—	—
Minority interest in Operating Partnership	—	—	—	460	2,202

(Loss) income from operations before discontinued operations	(6,603)	2,474	3,355	(1,106)	(3,078)

Net (loss) income from discontinued operations	(224)	(305)	2,775	992	963
Gain from sale of discontinued operations	7,347	2,320	—	1,263	—

Total income from discontinued operations	7,123	2,015	2,775	2,255	963

Net income (loss)	520	4,489	6,130	1,149	(2,115)
Dividends on preferred stock	(7,162)	(7,162)	(7,162)	(7,164)	(7,212)

Net loss to common stockholders	$(6,642)	$(2,673)	$(1,032)	$(6,015)	$(9,327)

	At or for the Year ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Cash Flow Data:
Net cash (used in) provided by operating activities	$(936)	$3,871	$15,482	$7,332	$8,708
Net cash provided by (used in) investing activities	22,549	11,612	(2,809)	(373)	(12,330)
Net cash (used in) provided by financing activities	(12,029)	(15,156)	(13,425)	(11,713)	9,788

Balance Sheet Data:
Land, buildings and improvements, net	$125,958	$141,139	$136,467	$138,951	$161,539
Assets held for sale	30,097	31,192	30,915	31,428	19,212
Mortgage loans and bonds receivable, net	764	1,829	11,976	11,244	16,026
Total investments	156,819	174,160	179,358	181,623	196,777
Total assets	188,217	198,008	205,024	205,466	232,396
Total debt	196,327	194,092	192,698	158,942	177,371
Total stockholders’ equity	(14,293)	(2,272)	901	39,891	51,385

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Long-lived assets. The Company’s assets consist mainly of investments in real property. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. The Company recorded no impairment losses in 2003, 2002 and 2001.

Results of Operations

Comparison of the Year Ended December 31, 2003 Versus the Year Ended December 31, 2002

Total revenues increased by $2.0 million, or 4%, from $55.2 million for the year ended December 31, 2002, to $57.2 million for the same period in 2003. The increase was due to an increase in patient revenues of $1.8 million and an increase in other income of $1.2 million. These increases were offset by a $1.7 million decrease in interest and loan fee income.

Patient revenues relating to the skilled nursing facilities located in Hampden, Massachusetts, which are operated by the Company, increased by $1.8 million, or 8%, from $24.3 million for the year ended December 31, 2002, to $26.1 million for the same period in 2003. This increase was mainly due to increased occupancy and a higher percentage of Medicare patients for which the government pays a higher reimbursement rate. Although patient revenues increased 8% over 2002, higher operating expenses reduced the total income from operations produced by the Company’s skilled nursing facilities located in Hampden, Massachusetts in the year 2003 by $0.7 million.

Rents, tenant reimbursements and parking revenues increased by $0.6 million, or 2%, from a combined total of $27.1 million for the year ended December 31, 2002, to $27.7 million in 2003. Increased occupancy and rental rates along with tenants reimbursing the Company for a greater share of building operating expenses per the terms of their lease agreements at the Company’s MOB properties accounted for a $1.1 million increase in rental revenue, tenant reimbursement and parking revenues. This increase was offset by a decrease in rental revenue of $0.5 million due to a lease amendment at one of the Company’s SNFs. Due to continuing operating losses at the Company’s SNF located in Hoquiam, Washington, the Company is not receiving any rental revenue from this facility as it had in 2002. In August 2003, the Company hired a new operator to manage this SNF and the facility has begun to stabilize. The Company expects this SNF to start producing a profit in 2004.

Interest and loan fee income decreased $1.7 million from $2.5 million for the year ended December 31, 2002 to $0.8 million in 2003. This decrease was due to the non-recurrence in 2003 of fees associated with the early repayment in 2002 of the Company’s two notes receivable related to a SNF located in Hyattsville, Maryland.

Other income increased $1.2 million, or 79%, from $1.4 million for the year ended December 31, 2002 to $2.6 million for the same period in 2003. This increase is due to the collection of $1.0 million related to a $4.6 million loan made by the Company in 1997 to Aspen Paso Robles, Inc. (“Aspen”) for the purchase of three SNFs located in Northern California. The loan has been in default since December 1999 and has been fully reserved by the Company.

Interest expense increased $11.5 million, or 85%, from $13.6 million for the year ended December 31, 2002, to $25.1 million for the same period in 2003. Interest expense increased by $13.2 million from 2002 to 2003 due to prepayment penalties and the write-off of deferred loan fees relating to the early repayment of five individual loans totaling $101.3 million. Interest expense also increased an additional $0.2 million due to a new $4.3 million loan secured by a SNF located in Phoenix, Arizona that was obtained in December 2002. These increases were offset by decreases in interest expense totaling $1.9 million. A decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates accounted for $1.3 million of the total decrease. The remaining $0.6 million decrease was due to the decline in the fair market value of the Company’s LIBOR interest rate cap. The Company recognized a $0.3 million loss related to the decline in the fair market value of its LIBOR interest rate cap during 2003 compared to a $0.9 million loss in 2002. The value of the LIBOR interest rate cap fluctuates based upon current prevailing market interest rates. For the years ended December 31, 2001 and 2002, the Company recognized a $0.5 million gain and a $0.9 million loss, respectively, on the fair market value of its LIBOR interest rate cap, thus, the net effect on earnings since the Company’s purchase of this financial instrument has been a $0.7 million loss. In October 2003, the Company sold the LIBOR interest rate cap for $0.2 million

General and administrative costs increased $1.3 million, or 39%, from $3.3 million for the year ended December 31, 2002, to $4.6 million for the same period in 2003. This increase was attributed to an increase in corporate staffing costs as well as additional legal costs.

Provisions for doubtful accounts, notes and bonds receivable decreased by $0.6 million, or 60%, from $1.6 million for the year ended December 31, 2002, to $1.0 million for the same period in 2003. This decrease is the result of a decrease in reserves associated with the Company’s SNF located in Hoquiam, Washington.

Equity in earnings of unconsolidated affiliates increased $3.9 million for the year ended December 31, 2003 compared to the same period in 2002. This increase was partially due to the sale of a 23,000 square foot MOB located in Aliso Viejo, California in which the Company held a 50% interest. The Company recognized a gain of approximately

$1.3 million as a result of this sale. In addition, another joint venture, in which the Company also held a 50% interest, sold an ALF located in Omaha, Nebraska. The Company recognized a gain of approximately $2.6 million as a result of the sale.

Gains from sale of discontinued operations increased $5.0 million, or 217%, from $2.3 million for the year ended December 31, 2002, to $7.3 million for the same period in 2003. The Company recognized net gains from discontinued operations in the amount of $7.3 million during 2003 due to the sale of two of its MOB properties and one of its ALFs. The sale, in October 2003, of a one-story, 9,100 square foot retail facility located in Aliso Viejo, California accounted for a gain of $0.8 million, while the sale, in December 2003, of a two-story, 26,000 square foot MOB located in Burbank, California accounted for a gain of $1.4 million. In addition, in December 2003, the Company sold its membership interest in a joint venture that owned a 92-unit ALF located in Santa Monica, California for $6 million and recognized a net gain on sale of $5.1 million. The Company recognized a net gain from discontinued operations in the amount of $2.3 million for the year ended December 31, 2002. The sale, in January 2002, of a 183-bed hospital located in Tustin, California to Pacific Health Corporation, the operator of the hospital, accounted for a gain of $2.4 million. This gain was offset by a loss of $0.1 million due to the sale, in May 2002, of a SNF located in Paso Robles, California.

Comparison of the Year Ended December 31, 2002 Versus the Year Ended December 31, 2001

Total revenues increased by $5.4 million, or 11%, from $49.8 million for the year ended December 31, 2001, to $55.2 million for the same period in 2002. The increase was due to an increase in rental revenues and tenant reimbursements of $2.9 million and an increase in patient revenues of $3.2 million. These increases were offset by a $0.3 million decrease in interest and loan fee income as well as a $0.4 million decrease in other income.

Patient revenues relating to the skilled nursing facilities located in Hampden, Massachusetts, which are operated by the Company, increased by $3.2 million, or 15%, from $21.1 million for the year ended December 31, 2001, to $24.3 million for the same period in 2002. This increase was due to increased occupancy and higher patient reimbursement rates.

Rents, tenant reimbursements and parking revenues increased by $2.9 million, or 12%, from a combined total of $24.2 million for the year ended December 31, 2001, to $27.1 million in 2002. The January 2002 acquisition of a SNF in Hyattsville, Maryland accounted for $1.5 million of this increase while increased occupancy and rental rates per the terms of its lease agreements at the Company’s MOB properties accounted for an additional $1.4 million increase in rental revenue.

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

Interest expense increased $3.4 million, or 33%, from $10.2 million for the year ended December 31, 2001 to $13.6 million in 2002. Most of this increase, $3.0 million, was due to the interest expense associated with the Company’s $35 million loan with GMAC that was obtained in October 2001 in order to repurchase the Company’s outstanding common stock. An additional $1.0 million of the increase was due to the decline in the fair market value of the LIBOR interest rate cap associated with the $35 million loan. These increases were offset by a $0.6 million decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates. While the Company recognized a $1.0 million loss related to the decline in the fair market value of its LIBOR interest rate cap, the value of the LIBOR interest rate cap fluctuates based upon current prevailing market interest rates. For the year ended December 31, 2001, the Company recognized a $0.5 million gain on the fair market value of its LIBOR interest rate cap, thus, the net effect on earnings since the Company’s purchase of this financial instrument has been a $0.5 million loss.

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

Income from assets held for sale decreased $3.3 million from a gain of $2.3 million for the year ended December 31, 2001 to a loss of $1.0 million for the same period in 2002. The main reason for this decrease was a $2.6 million decrease in lease termination income. The Company recognized lease termination income in the amount of $2.6 million during 2001 related to the settlement of a lawsuit for delinquent rent, future rent and other amounts owed under a lease at the Company’s MOB located in Irwindale, California. The Company sued the tenant, which had been in default on their rent since December 1999, to recover the delinquent rent payments as well as all future rent through the end of the lease which expired on November 30, 2004. In January 2001, the Company received a settlement in the amount of $4.1 million. At the time of the settlement the total delinquent rent was approximately $1.5 million.

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

Liquidity and Capital Resources

As of December 31, 2003, the Company had $12 million of cash on hand. As of March 30, 2004, cash on hand had increased to approximately $16 million. The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of its MOBs, SNFs and ALFs. The MOB Properties produced net income of approximately $3.2 million before minority interests for the year ended December 31, 2003. The $3.2 million includes $13.2 million of prepayment penalties and deferred loan fee write offs from the Company’s 2003 refinancings along with $2.3 million of gains from asset sales and a $1.2 million gain on sale of assets in unconsolidated affiliates. The MOB Properties contain approximately 832,000 rentable square feet and, as of January 31, 2004, were approximately 97.7% leased to over 400 tenants with lease terms typically ranging from three to ten years.

The ALFs produced approximately $5.5 million of net income for the year ended December 31, 2003 including a gain on the sale of $5.1 million of the Company’s membership interest in a joint venture that owned an ALF located in Santa Monica, California and a $2.6 million gain on sale of assets in unconsolidated affiliates. The ALFs are leased to operators who manage the facilities for the Company. All of the leases are for five years or less with non-credit tenants.

The SNFs produced a net loss of approximately $1.2 million for the year ended December 31, 2003. All of the SNFs, with the exception of the three SNFs located in Hampden, Massachusetts where the Company holds the operating licenses and has entered into a management agreement with a local operator and also the North Valley Nursing and Rehabilitation Center which is closed, are leased to operators who manage the facilities for the Company. In the event that the operators of the ALFs and SNFs are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facilities in order to keep them operating. If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions would likely be adversely affected.

The Company’s principal external sources of capital consist of various secured loans and selective asset sales. As of December 31, 2003, the Company had secured loans outstanding of approximately $196.3 million. The Company has also been selling some of its assets in order to provide additional liquidity. During 2003, the Company used the net proceeds from four new 10-year loans totaling $47.0 million and three new 7-year loans totaling $59.5 million to repay the outstanding balance of $31.7 million on the Company’s $35.0 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock. These new loans are individually secured by five of the Company’s MOB properties located in Beverly Hills, California, an MOB located in Sherman Oaks, California and an MOB located in La Jolla, California. The Company’s 2003 refinancings and asset sales are discussed below.

On February 23, 2003, a joint venture, in which the Company held a 50% interest, sold a 23,000 square foot MOB located in Aliso Viejo, California for $7.3 million. The Company received net proceeds of $1.2 million from the sale.

On February 28, 2003, another joint venture in which the Company held a 50% interest, sold an ALF located in Omaha, Nebraska for $11.1 million. The Company received net proceeds of $1.8 million from the sale.

Also on February 28, 2003, the Company refinanced an MOB located in Beverly Hills, California for $8.2 million. The loan proceeds were used to repay the existing loan of $7.2 million along with other costs associated with the loan. The new loan bears interest at a fixed rate of 5.55% per annum and is due on February 1, 2013.

On May 22, 2003, the Company refinanced a loan secured by an MOB located in Valencia, California with an $8.6 million loan. The loan proceeds were used to repay the existing $4.6 million as well as other financing costs. The new loan has a ten year term and bears interest at a fixed rate of 5.48% per annum.

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

On June 9, 2003, the Company purchased a parcel of land in Valencia, California on which six of its MOBs are located and an adjacent parcel of land on which an 8,000 square foot building is situated. The Henry Mayo Newhall Memorial Hospital is leasing this building for $10,634 per month. The total purchase price was $3.9 million. The Company had previously been leasing this land from the Henry Mayo Newhall Memorial Hospital for $22,000 per month.

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

On October 15, 2003, the Company sold its one-story, 9,100 square foot retail facility located in Aliso Viejo, California for $2.86 million. The Company received net proceeds of $0.9 million from the sale and recognized a net gain of $0.8 million. The existing mortgage balance of $1.34 million was assumed by the buyer.

On December 2, 2003, the Company sold its membership interest in a joint venture that owned a 92-unit ALF located in Santa Monica, California for $6.0 million and recognized a net gain on sale of $5.1 million. The existing mortgage balance of $11.1 million was assumed by the buyer.

On December 31, 2003, the Company sold its two-story, 26,000 square foot MOB located in Burbank, California for $6.6 million. The Company received net proceeds of $3.2 million from the sale and recognized a net gain of $1.4 million. The existing mortgage balance of $2.9 million was assumed by the buyer.

In the first quarter of 2004, the Company obtained a $3 million secured line of credit from US Bank. The line of credit is secured by a first deed of trust on land owned by the Company in Santa Clarita. As of March 30, 2004, the Company had not borrowed any money under the line of credit.

On January 26, 2004, the Company sold its membership interest in a joint venture that owned an 80-unit ALF located in Tarzana, California for $1.7 million in cash and recognized a net gain on sale of $0.4 million. The existing mortgage balance of $8.2 million along with an unsecured note payable of $0.5 million were assumed by the buyer.

On March 18, 2004, the Company sold its two-story, 48,000 square foot research and development building located in Irwindale, California for $8.85 million and received net proceeds of $8.5 million. The Company recognized a gain on sale of $0.9 million.

All of the net proceeds from the 2003 debt refinancings and asset sales that have not been used as described above are being held by the Company for new acquisitions, future common stock dividends and for general corporate purposes.

The Company is also in the process of entering into a joint venture with respect to its 220-bed SNF in Maryland. The Company intends to contribute its 100% interest in the property to the joint venture for a 75% interest in the joint venture and the joint venture partner will contribute $1 million in cash for its 25% interest. The Company expects the joint venture to close in the second quarter of 2004.

As of March 30, 2004, the Company was under contract to sell a total of three properties. The properties include a three-story, 40,000 square foot office and retail complex located in Coronado, California; a 59-bed nursing and rehabilitation center in Chico, California and a 10,000 square foot MOB located in Tustin, California. The Company plans to use the net proceeds from these sales for new acquisitions, future common stock dividends and for general corporate purposes.

The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during 2003 to holders of record on the first day of each month. In addition, the Company distributed $5.3 million in dividends to holders of the Company’s Common Stock during 2003.

While the Company is highly leveraged, the Company expects to continue meeting its short-term liquidity requirements through its working capital and cash flow provided by operations. Through its debt refinancings in 2003, the Company reduced its average interest rate on its long-term, fixed rate debt from 7.52% as of December 31, 2002 to 5.98% as of December 31, 2003. The Company also expects to maintain stockholder distributions in accordance with REIT requirements, although no assurances can be given that the current level of distributions will be maintained. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the sale of assets and joint venture arrangements.

Sources and Uses of Funds

The Company’s net cash from operating activities decreased $4.8 million, or 123%, from net cash provided of $3.9 million for the year ended December 31, 2002 to net cash used of $0.9 million for the same period in 2003. The decrease is due primarily to the $11.2 million of prepayment penalties that the Company incurred with respect to its mortgage refinancings in 2003. The prepayment penalties are included in interest expense and deducted from operating cash flow in 2003.

Net cash from investing activities increased $10.9 million, or 94%, from $11.6 million for the year ended December 31, 2002 to $22.5 million for the same period in 2003. The increase was primarily due to an increase in proceeds from the sale of real estate assets of $20.9 million from $5.1 million in 2002 to $26.0 million in 2003. During 2003, the Company sold a 9,100 square foot retail center, a 92-unit ALF and a 26,000 square foot MOB compared with 2002 when the Company sold a 183-bed hospital and a vacant SNF. This increase was partially offset by a $9.3 million decrease in principal payments received from notes and bonds receivable and a $4.0 million increase in purchases of real estate assets.

Net cash flows used in financing activities decreased $3.2 million, or 20% from $15.2 million for the twelve months ended December 31, 2002, to $12.0 million for the same period in 2003. The decrease was due primarily to an increase in net proceeds from the issuance and repayment of notes payable of $10.7 million offset by a $5.0 million increase in distributions to stockholders and limited partners in consolidated joint ventures, a $1.3 million increase in the payment of loan fees and a $1.3 million decrease in the decrease in restricted cash. During 2003, the Company received proceeds from notes payable of $123.9 million and repaid $121.7 million of notes payable for net cash provided by notes payable of $2.2 million. During 2002, the Company received proceeds from notes payable of $14.5 million and repaid $23.0 million of notes payable for net cash deficit of $8.5 million. In 2002, a portion of the Company’s cash provided from investing activities was used to repay notes payable.

Off- Balance Sheet Arrangements

The Company is the guarantor on a $250,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner. In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa, Oklahoma. In order to facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma. The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. To date, the letter of credit has not been accessed. However, NVHF has defaulted on the December 2003 semi-annual interest payment to the holders of the subordinated B-bonds and the Company anticipates the letter of credit will be called upon by NVHF in order to make future interest payments on the secured debt. It appears probable that the Company will be required to fund its guaranty under the letter of credit. The Company’s maximum liability under the guarantee is $250,000 and the Company has accrued this amount as a liability on its balance sheet as of December 31, 2003.

The Company is a guarantor on a $6.3 million mortgage loan secured by an ALF that is owned by a joint venture in which the Company owns a 50% interest. A corporate guaranty on a short-term mortgage loan is a usual and customary requirement by lenders in the industry. The Company’s joint venture partner is also a guarantor on the loan. The individual owners of the Company’s joint venture partner have also personally guaranteed the loan. The Company’s maximum liability under the guarantee is $6.3 million although the Company does not anticipate having to pay anything under this guarantee. The Company has recorded no liability on its balance sheet related to this guarantee as of December 31, 2003.

As of December 31, 2003, the Company had investments in five unconsolidated joint ventures totaling $5.1 million. All of the unconsolidated joint ventures were formed for the purpose of acquiring and owning real estate assets. Per the terms of the joint venture agreements, the Company could be required to advance additional funds to these joint ventures if the operating activities of the joint ventures are insufficient to satisfy the obligations of the joint ventures. Any additional funds advanced to the joint ventures are treated as additional equity contributions and are recorded as an investment in unconsolidated affiliates on the Company’s balance sheet.

Contractual Obligations

As of December 31, 2003, the Company had the following contractual obligations outstanding:

	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Obligations:

Fixed rate mortgage debt:
Interest	$10,616	$10,431	$10,258	$10,075	$9,440	$39,815	$90,635
Principal	2,545	2,731	2,904	3,087	18,922	146,368	176,557

Unsecured fixed rate debt:
Interest	36	34	32	30	28	128	288
Principal	20	21	23	25	27	340	456

Variable rate mortgage debt:
Principal	12,910	4,218					17,128

Line of credit:
Principal		2,186					2,186

	$26,127	$19,621	$13,217	$13,217	$28,417	$186,651	$287,250

Debt Structure

As of December 31, 2003, the Company had twenty-one loans totaling $196.3 million. The terms of these loans are described below.

On April 22, 1998, the Company borrowed $9.4 million from Tokai Bank of California (“Tokai”) at a fixed rate of 7.05%. On June 1, 1998, the Company began making monthly principal and interest payments on the loans of approximately $68,000 (25-year amortization). These notes, which will have a balance at maturity of $7.5 million, are due on April 1, 2008. The notes consist of two individual first deeds of trust and are not cross-collateralized. The Holy Cross Medical Plaza and the St. Joseph’s Tustin Medical Plaza have been pledged as security for these loans. As of December 31, 2003 the outstanding balance on this loan was $8.5 million.

On August 6, 1998, the Company acquired a 110-bed skilled nursing facility in Hoquiam, Washington for $3.3 million. The Company borrowed $2.5 million of the purchase price from GMAC at a fixed rate of 7.49%. On October 1, 1998, the Company began making monthly principal and interest payments of approximately $18,000 (25-year amortization). This note, which will have a balance at maturity of $2.0 million, is due on September 1, 2008. The Pacific Care Center has been pledged as security for this note. As of December 31, 2003, the unpaid balance on this note was $2.3 million.

On December 31, 1998, the Company acquired a 40,000 square foot office and retail complex in Coronado, California for $9.5 million. Of this amount, the Company borrowed $7.5 million from GMAC at a fixed rate of 6.90%. On February 10, 1999, the Company began making monthly principal and interest payments of approximately $50,000 (25-year amortization). This note, which will have a balance at maturity of $6.4 million, is due on December 11, 2008. The Coronado Plaza has been pledged as security for this note. The unpaid balance on this note was $7.1 million as of December 31, 2003.

On July 2, 1999, the Company obtained a $10 million long-term loan secured by its six building portfolio of MOBs located at the Henry Mayo Newhall Hospital campus in Valencia, California. The Company used $5.0 million of the total proceeds to repay a short-term loan secured by these buildings. The loan, which is due on July 1, 2009, bears an interest rate of 6.85% and had an unpaid balance of $9.0 million as of December 31, 2003.

On September 30, 1999, the Company obtained a $13.92 million loan from GMAC Commercial Mortgage Corp. (“GMAC”) secured by the Hampden Properties and repaid the existing $6.0 million Nomura loan. The loan originally bore interest at LIBOR plus 2.75% and required monthly principal and interest payments of approximately $122,000. In March 2003, the loan, which is secured by three SNFs located in Massachusetts, was extended until January 1, 2004. Pursuant to the terms of the extension, the interest rate was increased to LIBOR plus 4.0% per annum. In February 2004, the loan was extended until July 1, 2004 with the option to extend for an additional six months to January 1, 2005. All other terms remained the same. As of December 31, 2003 the outstanding balance on this loan was $12.9 million. On March 10, 2004, the Company made a principal payment of $3.6 million to GMAC on this loan in order to obtain the release of collateral of two of the three properties which secure the loan.

On July 14, 2000, the Company obtained a $2.0 million line of credit secured by the accounts receivable at the Company’s three SNFs located in Massachusetts. The line of credit is guaranteed by the Company. In May 2002, the line of credit was increased to $3.5 million. The line of credit bears interest at prime plus 2.0% and is due on May 1, 2005. The unpaid balance on this line of credit was $2.2 million as of December 31, 2003.

On August 17, 2001, the Company obtained a loan in the amount of $7.2 million from Deutsche Bank AG secured by two of its properties located in Tustin, California. The proceeds were used to repay an existing $5.1 million first deed of trust. The loan bears interest at 7.51% and is due in August 2011. As of December 31, 2003, the unpaid balance on this note was $7.1 million.

On January 9, 2002, the Company purchased a SNF located in Hyattsville, Maryland for $14.9 million which included the assumption of a new $11.9 million loan bearing interest at 7.05% per annum. The loan, which is secured by the SNF, requires monthly principal and interest payments of approximately $85,000 (25-year amortization) and is due on January 1, 2027. As of December 31, 2003, the unpaid balance on the existing loan was $11.6 million.

On May 17, 2002, the Company refinanced its ALF located in Tarzana, California with a new $8.3 million HUD loan. The net proceeds were used to repay the existing first mortgage of $5.5 million along with a second mortgage and unsecured note totaling $1.7 million. The Company incurred a prepayment penalty of approximately $0.7 million in connection with the early repayment of the first mortgage. The new loan, which required monthly principal and interest payments of approximately $53,000 (35-year amortization), bore interest at 6.95% per annum and was due on May 17, 2037. As of December 31, 2003, the unpaid balance on this loan was $8.2 million. In connection with this loan, the Company also obtained a $0.5 million unsecured loan. As of December 31, 2003, the unpaid balance on this loan was $0.5 million. In January 2004, the Company sold its membership interest in the joint venture that owns the ALF for $1.7 million. The combined outstanding loan balances of $8.7 million were assumed by the buyer.

On December 5, 2002, the Company obtained a loan in the amount of $4.3 million from GMAC secured by its 98-bed SNF located in Phoenix, Arizona. The loan, which requires monthly principal and interest payments of approximately $27,000, bears interest at LIBOR plus 4.5% and is due on July 1, 2005. As of December 31, 2003, the unpaid balance on this note was $4.2 million.

On February 28, 2003, the Company refinanced its 435 N. Roxbury Drive MOB with a new $8.2 million loan from Morgan Stanley Dean Witter Mortgage Capital, Inc. The Company used the loan proceeds to repay the remaining balance on the old loan of $7.2 million along with a prepayment penalty of $144,000. The new loan bears interest at a fixed rate of 5.55% and is due on February 1, 2013. The new loan requires monthly principal and interest payments of $47,000 (30-year amortization). As of December 31, 2003 the outstanding balance on this loan was $8.1 million.

On May 22, 2003, the Company refinanced its 49,000 square foot MOB located in Valencia, California with a new $8.6 million loan from Morgan Stanley Dean Witter Mortgage Capital, Inc. The Company used the loan proceeds to repay the remaining balance on the old loan of $4.6 million along with a prepayment penalty of $231,000. The new loan bears interest at a fixed rate of 5.48% per annum and is due on June 1, 2013. The Company used a portion of the net refinancing proceeds to purchase a parcel of land in Valencia, California. As of December 31, 2003, the unpaid balance on this new loan was $8.6 million.

On June 3, 2003, the Company refinanced a mortgage loan that was secured by three of its MOBs and an adjacent parking garage located in Beverly Hills with four individual loans totaling $47.0 million with GMAC. The Company used the proceeds to repay the remaining balance on the old loan of $26.2 million along with a prepayment penalty of $4.05 million. The new loans bear interest at a fixed rate of 5.69% per annum and are due on July 1, 2013. The Company used the remaining loan proceeds of $14.9 million to reduce the balance on its $35 million loan obtained from GMAC in October 2001 and incurred an additional prepayment penalty of $0.3 million. The combined outstanding balance on the four loans was approximately $46.8 million as of December 31, 2003.

On September 30, 2003, the Company refinanced a mortgage loan that was secured by three of its MOBs and its research and development facility with three separate loans totaling $59.5 million with Morgan Stanley Mortgage Capital, Inc. The new loans are secured by the Sherman Oaks Medical Plaza, the Regents Medical Center and the 436 North Bedford Drive MOB. The Company used the proceeds to repay the remaining balance on the old loan of $31.5 million along with a prepayment penalty of $6.1 million. The new loans bear interest at a fixed rate of 5.34% per annum and are due on October 1, 2010. The Company used the remaining loan proceeds to repay the outstanding balance of $16.8 million on its $35 million loan obtained from GMAC in October 2001 and incurred an additional prepayment penalty of $0.3 million. As of December 31, 2003, the combined outstanding balance on the three loans was approximately $59.4 million.

Financing Policies

To the extent that the Board of Directors of the Company decides to seek additional funding, the Company may raise such capital using various means, including retention of internally generated funds (subject to the distribution requirements in the Code with respect to REITs), existing working capital and possibly the issuance of additional debt (secured or unsecured), the participation in joint venture arrangements or any combination of the above. It is anticipated that borrowings will continue to be made through the Operating Partnership and Senior Care Partnership

or other entities, although the Company may also incur indebtedness that may be re-borrowed by the Operating Partnership or the Senior Care Partnership on the same terms and conditions as are applicable to the Company’s borrowing of such funds. Except as required pursuant to existing financing agreements, the Company has not established any limit on the number or amount of mortgages or unsecured debt that may be placed on any single property or on its portfolio as a whole.

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

Inflation

The majority of the Company’s leases are long-term leases designed to mitigate the adverse effect of inflation. Approximately 40% of the Company’s leases contain provisions that call for annual rent increases equal to the increase in the Consumer Price Index and the majority of the remaining leases allow for specific annual rent increases. Furthermore, many of the Company’s leases require tenants to pay a pro rata share of building operating expenses, including real estate taxes, insurance and common area maintenance. The effect of such provisions is to reduce the Company’s exposure to increases in costs and operating expenses resulting from inflation.

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

In December 2003, the FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after March 15, 2004. The Company has completed an evaluation of all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46-R. These investments include real estate joint ventures with assets totaling $32 million as of December 31, 2003. The Company believes that its real estate joint ventures do not fall under the provisions of FIN 46-R and will not be consolidated, however, it is still evaluating the provisions of FIN 46-R and cannot make a definitive conclusion until it completes the evaluation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

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

The Company believes that, in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for each of the four quarters and the year ended December 31, 2003 for the Operating Partnership:

G&L REALTY CORP.

FUNDS FROM OPERATIONS

FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 2003

	2003 Fiscal Quarter				Year
	1st	2nd	3rd	4th	2003
	(In thousands, except per share data)
Funds from Operations (1):
Net income (loss)	$3,810	$(4,684)	$(6,924)	$8,318	$520
Depreciation of real estate assets	1,310	976	1,394	965	4,645
Amortization of deferred lease costs	61	55	51	51	218
Gain on sale of assets	—	—	—	(7,347)	(7,347)
Depreciation of real estate assets from unconsolidated affiliates	171	119	91	113	494
Adjustment for minority interest in consolidated affiliates	(38)	(38)	(38)	(36)	(150)
Dividends paid on preferred stock	(1,790)	(1,791)	(1,790)	(1,791)	(7,162)

Operating Partnership funds from operations	3,524	(5,363)	(7,216)	273	(8,782)
Minority interest in Operating Partnership	(188)	285	384	(15)	467

Funds from operations	$3,336	$(5,078)	$(6,832)	$258	$(8,315)

Dividends declared	$—	$1.07	$—	$6.00	$7.07
Dividends paid on Common Stock	—	800	—	4,500	5,300

Additional Data
Cash Flows:
Operating activities	1,229	(2,015)	(3,895)	3,745	(936)
Investing activities	2,548	(4,809)	(113)	24,923	22,549
Financing activities	(4,033)	7,064	6,167	(21,227)	(12,029)

Capital Expenditures:
Building improvements	292	106	118	83	599
Tenant improvements	258	332	189	95	874
Furniture, fixtures & equipment	66	50	27	236	379
Leasing commissions	11	38	44	41	134

Depreciation and Amortization:
Depreciation of real estate assets	1,310	976	1,394	965	4,645
Depreciation of non-real estate assets	163	159	156	259	737
Amortization of deferred lease costs	61	55	51	51	218
Amortization of deferred licensing costs	13	13	14	13	53
Amortization of capitalized financing costs	221	164	178	75	638

Rents:
Straight-line rent	6,690	6,618	6,843	6,744	26,895
Billed rent	6,743	6,575	6,875	6,775	26,968

1)	FFO represents net income (computed in accordance with GAAP, consistently applied), excluding extraordinary items and gains (or losses) from sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company’s operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of December 31, 2003, approximately 10% of the Company’s notes payable bear interest at a rate indexed to the one-month LIBOR rate or Prime Rate. The tables below provide information as of December 31, 2003 and 2002 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of December 31, 2003 and 2002.

	PRINCIPAL MATURING IN:						Total	Fair Market Value December 31, 2003
	2004	2005	2006	2007	2008	Thereafter
	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,565	$2,752	$2,927	$3,112	$18,949	$146,708	$177,013	$202,829
Average interest rate	5.98%	5.98%	5.98%	5.98%	5.92%	5.81%	5.94%

Variable rate	12,910	4,218					17,128	17,128
Average interest rate	6.22%	5.37%					6.17%

Line of credit:
Variable rate		2,186					2,186	2,186
Average interest rate		6.00%					6.00%

	$15,475	$9,156	$2,927	$3,112	$18,949	$146,708	$196,327	$222,143

The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of December 31, 2003, a 1% increase in the LIBOR rate would decrease future earnings by $193,000 and future cash flow would decrease by $64,000. A 1% decrease in the LIBOR rate would increase future earnings by $193,000 and future cash flow would increase by $64,000. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company’s debt.

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

The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of December 31, 2002, a 1% increase in the LIBOR rate would decrease future earnings by $531,000, and future cash flow would decrease by $400,000. A 1% decrease in the LIBOR rate would increase future earnings by $531,000, and future cash flow would increase by $400,000. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company’s debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See Index to Consolidated Financial Statements and Schedules on Page 38.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the annual period covered by this report. This evaluation was performed by the Company’s Chief Accounting Officer, its President and its Chief Executive Officer. Based on this evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the annual period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company’s directors as of March 30, 2004, based on information furnished to us by each director.

Name	Age	Position	Director Since
Daniel M. Gottlieb	63	Chief Executive Officer, Co-Chairman of the Board and Director	1993
Steven D. Lebowitz	63	President, Co-Chairman of the Board and Director	1993
Richard L. Lesher	70	Director	1993
Charles P. Reilly	61	Director	1993
S. Craig Tompkins	53	Director	1993

The following is a biographical summary of the experience of our directors.

Mr. Gottlieb is our Chief Executive Officer and Co-Chairman of our board and has held these positions since we commenced operations in 1993. Mr. Gottlieb co-founded G & L Development in 1976 and has been a general partner of G & L Development and active in commercial real estate management and development since that time. Mr. Gottlieb received his B.A. with honors from the University of Southern California and earned a J.D. from Boalt Hall School of Law at the University of California at Berkeley. Prior to forming G & L Development, Mr. Gottlieb first served as a Los Angeles County Deputy District Attorney and later entered private practice specializing in real estate law and business management. Mr. Gottlieb has also served on the board of directors of the United States Chamber of Commerce, Washington, D.C. since February 1996. Daniel Gottlieb is the father of Richard Gottlieb, the Company’s Director of Development.

Mr. Lebowitz is our President and Co-Chairman of our board and has held these positions since we commenced operations in 1993. Mr. Lebowitz is the co-founder and a general partner of G & L Development and has been active in the development, management and ownership of a wide range of real estate properties since 1968. Mr. Lebowitz received a B.S. in Accounting from the University of Southern California, where he also received his MBA with highest honors in 1965. From 1962 to 1964, Mr. Lebowitz worked for Deloitte & Touche, LLP and was licensed as a Certified Public Accountant in 1964. From 1965 to 1968, Mr. Lebowitz worked with the U.S. Department of Commerce and the Brookings Institution in Washington D.C. Mr. Lebowitz served on the board of directors of the United States Chamber of Commerce, Washington, D.C. from 1989 to 1994. Mr. Lebowitz is currently a member of the Board of Counselors of the USC Ethel Percy Andrus Gerontology Center. Steven Lebowitz is the father of Andrew Lebowitz, the Company’s Director of Senior Housing.

Dr. Lesher has served as our director since we commenced operations in 1993. Dr. Lesher is currently retired. Dr. Lesher was President of the United States Chamber of Commerce, Washington D.C. from 1975 to 1997, and was a member of its board of directors. He served on numerous committees of the board, including the executive and budget committees. In addition, Dr. Lesher is a member of the board of directors of International Marketing, Inc. (Chambersburg, PA), an automotive aftermarket firm and e-LYNXX Corporation (Chambersburg, PA), a print procurement software firm along with several not-for-profit corporations. Dr. Lesher received a B.B.A. from the University of Pittsburgh in 1958, a M.S. from Pennsylvania State University in 1960 and a D.B.A. from Indiana University in 1963 and holds four Honorary Doctorates.

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

Mr. Tompkins has served as our director since we commenced operations in 1993. Mr. Tompkins also serves as the Chairman of our Company’s Audit and Strategic Planning Committees. Mr. Tompkins is the Director of Business Affairs for Reading International, Inc. (AMEX symbol RDI.A), a publicly traded company principally engaged in the development and operation of cinemas and live theaters in the United States, Australia, New Zealand and Puerto Rico, and in real estate development in Australia and New Zealand. He is also a director of Marshall & Stevens, a privately owned appraisal and valuation firm, and an advisor to GWA Capital Partners, a hedge fund advisor specializing in special situation companies. Reading International is the product of the consolidation at the end of 2001 of three public companies: Craig Corporation, Reading Entertainment and Citadel Holding Corporation. Prior to the consolidation, and for more than the past five years, Mr. Tompkins had been the President and a Director of Craig Corporation, the Vice Chairman and Corporate Secretary of Reading Entertainment, and the Vice Chairman and Corporate Secretary of Citadel Holding Corporation. Prior to the consolidation, Craig’s shares traded on the New York Stock Exchange, Reading’s shares traded on the American Stock Exchange, and Citadel’s shares traded on the NASDAQ Stock Market. During the period April 2000 to December 31, 2001, Mr. Tompkins was also as a Director of Fidelity Federal Bank, FSB, where he served on the Bank’s audit and compensation committees. Mr. Tompkins also served on the special board committee which oversaw the sale of the Bank, which closed on December 31, 2001. Prior to joining Craig and Reading in 1993, Mr. Tompkins was a partner specializing in corporate and real estate law in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins holds a bachelor’s degree from Claremont McKenna College and a J.D. from Harvard Law School.

The following table sets forth the names, ages and positions of each of our executive officers.

Name	Age	Position	Officer Since
Daniel M. Gottlieb	63	Chief Executive Officer, Co-Chairman of the Board	1993
Steven D. Lebowitz	63	President, Co-Chairman of the Board	1993
John H. Rauch	73	Senior Vice President, Operations	1996
David E. Hamer	30	Vice President, Chief Accounting Officer, and Secretary	1998
Richard J. Gottlieb	33	Director of Development	2002
Andrew S. Lebowitz	27	Director of Senior Housing	2003

The following is a biographical summary of the experience of our executive officers. For the biographical summary of the experience of Messrs. D. Gottlieb and S. Lebowitz, see the biographical summary of the experience of our directors.

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

Mr. Gottlieb has been our Director of Development since September 2002. Mr. Gottlieb worked for Banc of America Securities LLC, 100 N. Tryon Street, Charlotte, North Carolina, 28255, from 2000 to 2002 specializing in the underwriting of investment grade REIT bonds. He received an MBA degree from Indiana University specializing in finance in 2000, and a Bachelor of Arts degree in economics from the University of California, Santa Barbara in 1993. Richard Gottlieb is the son of Daniel Gottlieb, the Company’s Chief Executive Officer and Co-Chairman.

Mr. Lebowitz has been our Director of Senior Housing since March 2003. Mr. Lebowitz successfully completed the California Nursing Home Administrator In Training program in 2000 and worked as the Director of Operations for a 227 bed Skilled Nursing Facility in Santa Monica, CA from 1999 to 2001. He then worked as an underwriter for the Health Care Financing Group of General Motors Acceptance Corporation Commercial Mortgage, 1055 Colorado Blvd, Suite 320, Pasadena, California, 91106, from 2001-2002. Mr. Lebowitz received his MBA degree from the University of Southern California specializing in Real Estate and Health Care Services in 2003, and a Bachelor of Science degree in Finance from the University of Arizona in 1998. Andrew Lebowitz is the son of Steven Lebowitz, the Company’s President and Co-Chairman.

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Securities and Exchange Commission Forms 3, 4 and 5 furnished to the Company and certain written representations, the Company believes that all reports required by Section 16(a) of the Securities and Exchange Act of 1934 with respect to the Company’s fiscal year ended December 31, 2003 have been filed by its officers, directors and 10% beneficial owners.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our Board of Directors is composed of three members who are independent under the New York Stock Exchange listing standards and the regulations adopted by the Securities and Exchange Commission (“SEC”) pursuant to the Sarbanes-Oxley Act of 2002. The current members of the Audit Committee are Richard Lesher, Charles Reilly and Craig Tompkins. The Board has determined that Craig Tompkins, Charles Reilly and Richard Lesher each qualified as an audit committee financial expert as defined in SEC regulations adopted under the Sarbanes-Oxley Act.

Code of Ethics

The Company has not adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company is in the process of developing a code of ethics for its executive officers and plans to adopt such code in 2004.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to our executive officers during the year ended December 31, 2003. We did not grant any restricted stock awards, options or stock appreciation rights or make any long-term incentive plan payouts during the three years ended December 31, 2003.

Name and Principal Position	Fiscal Year Ended December 31	Annual Compensation			All Other Compensation
		Salary($)	Bonus($)	Other Annual Compensation($)
Daniel M. Gottlieb Chief Executive Officer, Co-Chairman of the Board and Director	2003 2002 2001	$390,000 390,000 267,750	$100,000 100,000 100,000	— — —	— — —

Steven D. Lebowitz President, Co-Chairman of the Board and Director	2003 2002 2001	$390,000 390,000 267,750	$100,000 100,000 100,000	— — —	— — —

John H. Rauch Senior Vice President	2003 2002 2001	$128,000 120,750 115,000	$40,000 35,000 30,000	— — —	— — —

David E. Hamer Vice President, Chief Accounting Officer and Secretary	2003 2002 2001	$135,000 130,000 125,000	$27,500 25,000 40,000	— — —	— — —

Richard J. Gottlieb Director of Development	2003 2002 2001	$100,000 100,000 —	$17,500 1,000 —	— — —	— — —

Andrew S. Lebowitz Director of Senior Housing	2003 2002 2001	$85,000 — —	$15,000 — —	— — —	— — —

Employment Agreements and Arrangements

In December 1993, each of Daniel M. Gottlieb and Steven D. Lebowitz entered into separate but identical employment agreements with us and the operating partnership for a term of three years. The agreements provide for automatic renewal for succeeding terms of one year unless we or Messrs. Gottlieb or Lebowitz give notice at least three months prior to expiration of any term. The employment agreements provide for automatic annual increases in base compensation equal to 5% per annum; however, the board of directors may review the annual base compensation every twelve months in light of various factors, and following each such review, the annual base compensation may be increased above the 5% automatic increase. The board of directors approved the salary increase for Messrs. Gottlieb and Lebowitz in 2002 and 2001. Messrs. Gottlieb and Lebowitz received no salary increase in 2003.

In addition, each of Messrs. Gottlieb and Lebowitz are entitled to receive an annual bonus as determined by the board of directors in an amount not to exceed a maximum of 100% of annual base compensation. Furthermore, each agreement provides that Messrs. Gottlieb and Lebowitz are entitled: (1) to participate in all of our medical, dental, life insurance, retirement, profit sharing, stock incentive, disability and bonus plans which may be made available to our executives (only medical plans presently exist) and (2) to severance payments, under certain circumstances, equal to two times their then-current annual compensation. The board of directors approved a bonus of $100,000 in 2003, 2002 and 2001 for each of Messrs. Gottlieb and Lebowitz. The board of directors has also approved an auto allowance for both Messrs. Gottlieb and Lebowitz in the amount of $18,000 per year.

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

Option Grants for 2003

The Company granted no options in 2003.

Aggregated Option Exercises in 2003 and Options Values at December 31, 2003

There are currently no outstanding options.

Compensation of Directors

We pay an annual fee of $12,000 plus a fee of $1,000 for attending regular meetings and $500 for attending committee meetings to our directors who are not our employees. Our employees who are also directors are not paid any director fees. Messrs. Gottlieb and Lebowitz are the only directors who are also our employees. The reasonable expenses incurred by each director in connection with the performance of the director’s duties are also reimbursed by us. The Company also approved payment to the directors for their work on the special committee of the board of directors during 2001. Mr. Tompkins also serves as chairman of the Board’s Strategic Planning Committee for which he receives a fee of $50,000 annually.

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

The following table sets forth information as of March 30, 2004 regarding the beneficial ownership of common stock and operating partnership units by (1) each person or company known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers and (4) our directors and executive officers as a group. As of March 30, 2004 we had 710,199 shares of common stock outstanding. In addition there were 39,932 operating partnership units outstanding which were not owned by us. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person except as provided under applicable state marital property laws or as set forth in the notes following the table.

Name and address Of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares of Common Stock Outstanding(1)	Number of Units(2)	Percentage Interest In Operating Partnership(3)	Percentage Ownership in Company(4)	Number of Shares of Preferred Stock
Daniel M. Gottlieb 439 N. Bedford Drive Beverly Hills, CA 90210	383,582	54.0%	14,400	1.9%	53.1%	105,167

Steven D. Lebowitz 439 N. Bedford Drive Beverly Hills, CA 90210	326,617	46.0	12,404	1.7	45.2	88,820

Directors and Executive Officers as a group (2 persons)	710,199	100.0%	26,804	3.6%	98.3%	193,087

(1)	For the purposes of determining the percentage of outstanding common stock held by each person or group set forth in the table, the number of shares indicated as beneficially owned by such person or group is divided by the sum of the number of outstanding shares of common stock as of March 30, 2004. Assumes that none of the outstanding operating partnership units are converted into shares of common stock.
(2)	Units in the operating partnership (other than those held by us) are convertible at the option of the holder for shares of common stock or cash, at our election, at the date one year from the date of issuance. All operating partnership units are currently convertible. The conversion ratio is one operating partnership unit for one share of common stock.
(3)	Based on a total of 750,131 operating partnership units outstanding (excluding preferred units all of which are held by us), including the 710,199 operating partnership units held by our company as of March 30, 2004.
(4)	Assumes that all operating partnership units held by the person or group and all options exercisable within 60 days of March 30, 2004 held by the person or group are converted for shares of common stock and that none of the operating partnership units held by other persons are converted into shares of common stock, notwithstanding the percentage limitations under our charter that limits the number of shares that may be acquired by such person.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In October 2001, the Operating Partnership loaned $5.2 million to Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company, to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, bear interest at LIBOR plus 7.5% and require monthly interest only payments. Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes. As of December 31, 2003, the outstanding principal on these notes was $5.11 million and all accrued interest had been paid in full by Messrs. Gottlieb and Lebowitz. For purposes of presentation in the consolidated financial statements, the $5.11 million balance has been reflected as a deduction to stockholders’ equity.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche for the audit of the Company’s annual financial statements and for review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for 2003 were $205,200 and for 2002 were $196,660.

Audit-Related Fees

The aggregate fees for assurance and related services by Deloitte & Touche that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for 2003 were $9,250 and for 2002 were $8,750. The audit-related fees in both 2003 and 2002 related to the review of the financial statements of one of the Company’s subsidiaries.

Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche for tax compliance, tax advice and tax planning for 2003 were $159,496 and for 2002 were $164,315. Most of the fees relate to preparation of the Company’s tax returns. During 2003, the Company engaged Deloitte & Touche to perform a cost segregation study on one of its properties in order to realize greater tax benefits on its depreciation of the property.

All Other Fees

The aggregate fees billed for products and services provided by Deloitte & Touche, other than the services covered in “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above, for 2003 were $0 and for 2002 were $16,096. The other services provided to the Company by Deloitte & Touche during 2002 were related to the review and appeal of property taxes on three of the Company’s medical office buildings.

The audit committee pre-approves all audit, audit-related and tax services performed by Deloitte & Touche for the Company. All other services provided by Deloitte & Touche are brought to the attention of the audit committee to determine if such services need to be pre-approved. All of the services provided by Deloitte & Touche that are described above under “Audit Fees, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” were pre-approved by the Audit Committee during 2003 and 2002 except for the cost segregation study discussed above. The pre-approval requirement for this service was waived because (1) the cost of this service constituted less than 5% of the total amount of revenues paid by the Company to Deloitte & Touche during 2003; (2) the Company did not recognize this service to be a non-audit service at the time the service was obtained; and (3) this service was promptly brought to the attention of the Audit Committee and approved by it before the completion of the audit for 2003.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Index to Consolidated Financial Statements and Schedules:

(b) Reports on Form 8-K

None.

(c) Exhibits

Exhibit No.	Note	Description
2.1	(6)	The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L realty Corp.

2.2	(7)	Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated September 28, 2001.

2.3	(8)	Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated October 26, 2001.

2.4	(10)	Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

3.1	(1)	Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.2	(3)	Amended and Restated Bylaws of G&L Realty Corp.

10.3	(2)	Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.3.2	(9)	Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

10.5	(1)	Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.9.2	(1)	Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

10.11	(1)	Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

10.58	(3)	Limited Liability Company Agreement of G&L Hampden, LLC.

10.77	(4)	Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

10.78	(4)	Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers Corp. as Tenant dated December 1, 1998.

10.79	(4)	Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively “Guarantor”) in favor of G&L Coronado, LLC (“Landlord”).

10.81	(5)	Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender.

10.82	(9)	Credit Agreement among G&L Realty Partnership, L.P., G&L Partnership, LLC, the Several Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001

10.83	(9)	Guarantee and Collateral Agreement made by Daniel M. Gottlieb, Steven D. Lebowitz, G&L Realty Corp. and G&L Realty Partnership, L.P. in favor of GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001.

21		List of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1)	Previously filed as an exhibit of like number to the Registrant’s Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.
2)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
3)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.
4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.
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

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders

G&L Realty Corp.:

We have audited the accompanying consolidated balance sheets of G&L Realty Corp. and subsidiaries (the Company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of G&L Realty Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 3 and 15 to the financial statements, the Company changed the presentation of the results of operations and realized gains and losses from properties disposed of in accordance with the adoption of Statement of Financial Accountant Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, during the year ended December 31, 2002.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 30, 2004

G&L REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Rental properties (Note 18):
Land	$23,544	$23,788
Building and improvements, net	101,425	117,132
Projects under development	989	219

Total rental properties	125,958	141,139
Assets held for sale (Note 3)	30,097	31,192
Cash and cash equivalents	11,950	2,366
Restricted cash	2,613	2,976
Tenant rent and reimbursements receivable, net (Note 4)	5,278	6,463
Unbilled rent receivable, net (Note 5)	2,584	2,695
Mortgage loans and bonds receivable, net (Note 6)	764	1,829
Investments in unconsolidated affiliates (Note 7)	5,077	4,139
Deferred charges and other assets, net (Note 8)	3,896	5,209

TOTAL ASSETS	$188,217	$198,008

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Notes payable (Note 9)	$179,379	$170,720
Liabilities of assets held for sale (Note 3)	17,377	23,691
Accounts payable and other liabilities	5,836	5,666
Tenant security deposits	1,371	1,351

Total liabilities	203,963	201,428
Commitments and Contingencies (Note 10)
Minority interest in consolidated affiliates	(1,453)	(1,148)
Minority interest in Operating and Senior Care Partnerships	—	—

STOCKHOLDERS’ EQUITY (Notes 11 and 12):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred - 1,495,000 shares issued and outstanding as of December 31, 2003 and 2002, respectively	15	15
• Series B Preferred - 1,380,000 shares issued and outstanding as of December 31, 2003 and 2002, respectively	14	14
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of December 31, 2003 and 2002, respectively	7	7
Additional paid-in capital	40,827	40,827
Distributions in excess of net income	(50,042)	(37,895)
Notes receivable from stockholders	(5,114)	(5,240)

Total stockholders’ (deficit) equity	(14,293)	(2,272)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$188,217	$198,008

See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
REVENUES:
Rent (Notes 5 and 13)	$23,017	$23,145	$21,126
Patient revenues	26,129	24,261	21,057
Tenant reimbursements	3,055	2,497	1,606
Parking	1,644	1,472	1,439
Interest and loan fees	787	2,459	2,801
Other income	2,562	1,412	1,790

Total revenues	57,194	55,246	49,819

EXPENSES:
Property operations	7,709	7,314	7,360
Skilled nursing operations	23,901	21,421	19,004
Depreciation and amortization	4,876	4,907	4,726
Interest	25,122	13,588	10,235
Loss on sale of bonds receivable (Note 6)	120	—	—
General and administrative	4,551	3,280	3,953
Provision for doubtful accounts, notes and bonds receivable (Notes 4 and 6)	975	1,542	1,004

Total expenses	67,254	52,052	46,282

(Loss) income from operations before minority interests and equity in earnings (loss) of unconsolidated affiliates and discontinued operations	(10,060)	3,194	3,537

Equity in earnings (loss) of unconsolidated affiliates	3,743	(140)	205
Minority interest in consolidated affiliates	(150)	(285)	(302)
Corporate income tax expense	(136)	(295)	(85)

(Loss) Income from operations before discontinued operations	(6,603)	2,474	3,355

Discontinued operations (Note 15):
Net (loss) income from operations of discontinued operations	(224)	(305)	2,775
Gain from sale of discontinued operations	7,347	2,320	—

Total income from discontinued operations	7,123	2,015	2,775

Net income	520	4,489	6,130
Dividends on preferred stock	(7,162)	(7,162)	(7,162)

Net loss available to common stockholders	$(6,642)	$(2,673)	$(1,032)

See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Distributions in excess of net income	Notes receivable from stockholders	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE JANUARY 1, 2001	1,495	$15	1,380	$14	2,334	$23	$72,441	$(32,602)	$—	$39,891
Repurchase of common stock
Partnership units					(1,624)	(16)	(31,439)			(31,455)
Issuance of notes receivable to stockholders									(5,240)	(5,240)
Net Income								6,130		6,130
Distributions declared							(175)	(8,250)		(8,425)

BALANCE DECEMBER 31, 2001	1,495	15	1,380	14	710	7	40,827	(34,722)	(5,240)	901
Net Income								4,489		4,489
Distributions declared								(7,662)		(7,662)

BALANCE DECEMBER 31, 2002	1,495	15	1,380	14	710	7	40,827	(37,895)	(5,240)	(2,272)
Principal reductions to notes receivable from stockholders									126	126
Net Income								520		520
Distributions declared								(12,667)		(12,667)

BALANCE DECEMBER 31, 2003	1,495	$15	1,380	$14	710	$7	$40,827	$(50,042)	$(5,114)	$(14,293)

See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$520	$4,489	$6,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,653	6,275	6,063
Amortization of deferred financing costs	638	929	703
Write-off of deferred loan costs	1,984	—	—
Net gain from sale of discontinued operations	(7,347)	(2,320)	—
Loss on sale of bonds receivable	120	—	—
Gain on sale of interest rate hedge	(23)	—	—
Loss (gain) on change in value of interest rate hedge	333	957	(545)
Minority interests	150	285	302
Unbilled rent receivable	(73)	(631)	(249)
Equity in (earnings) loss of unconsolidated affiliates	(3,743)	140	(205)
Provision for doubtful accounts, notes and bonds receivables	975	1,542	1,004
(Increase) decrease in:
Prepaid expense and other assets	(570)	(232)	(74)
Tenant rent and reimbursements receivable	(53)	(2,570)	(340)
Accrued interest and loan fees receivable	278	(234)	(1,207)
Increase (decrease) in:
Accounts payable and other liabilities	163	(4,655)	3,706
Tenant security deposits	59	(104)	194

Net cash (used in) provided by operating activities	(936)	3,871	15,482

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental properties	(1,904)	(2,234)	(3,189)
Purchase of real estate assets	(3,956)	—	—
Sale of bonds receivable	600	—	—
Sale of interest rate hedge	183	—	—
Sale of real estate assets	25,963	5,141	—
Construction in progress	(1,140)	(246)	171
Pre-acquisition costs, net	6	116	(107)
Contributions to unconsolidated affiliates	(248)	(1,746)	(256)
Distributions from unconsolidated affiliates	3,053	1,717	731
Leasing commissions	(134)	(159)	(488)
Investments in notes and bonds receivable	—	(310)	(478)
Principal payments received from notes and bonds receivable	126	9,333	807

Net cash provided by (used in) investing activities	22,549	11,612	(2,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	123,925	14,526	47,550
Repayment of notes payable	(121,690)	(23,029)	(13,286)
Payment of deferred loan costs	(1,489)	(171)	(2,958)
Decrease in restricted cash	225	1,479	372
Minority interest equity contribution	—	25	—
Purchase of common and preferred stock and partnership units	—	—	(36,078)
Distributions	(13,000)	(7,986)	(9,025)

Net cash used in financing activities	(12,029)	(15,156)	(13,425)

Continued…

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,584	327	(752)
BEGINNING CASH AND CASH EQUIVALENTS	2,366	2,039	2,791

ENDING CASH AND CASH EQUIVALENTS	$11,950	$2,366	$2,039

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$13,496	$16,019	$12,479

Cash paid during the year for mortgage loan prepayment penalties	$11,194	$718	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Distributions declared not yet paid	$—	$—	$370

Transfers from projects under development to building	$—	$—	$376

Preferred distributions due to minority partner	$105	$60	$44

Exchange of equity interest in consolidated affiliate for partnership units held by non-affiliated limited partner	$—	$—	$617

Acquisition of property and other assets for assumption of note payable:
Restricted cash		$597
Land		1,390
Buildings and improvements		10,760
Deferred charges and other assets		463
Note receivable		(1,269)

Total		$11,941

Assumption of note payable for property and other assets:
Note payable		$11,941

Concluded

G&L REALTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

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

G&L Medical Partnership, L.P., a Delaware limited partnership (the “Medical Partnership”)

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

405 Bedford, LLC, a Delaware limited liability company (“405 Bedford”)

415 Bedford, LLC, a Delaware limited liability company (“415 Bedford”)

416 Bedford, LLC, a Delaware limited liability company (“416 Bedford”)

435 Bedford, LLC, a Delaware limited liability company (“435 Bedford”)

G&L 436 Bedford, LLC, a Delaware limited liability company (“436 Bedford”)

G&L Sherman Oaks, LLC, a Delaware limited liability company (Sherman Oaks”)

G&L 4150 Regents, LLC, a Delaware limited liability company (“Regents”)

*	Maryland Gardens, Hampden, Holy Cross, Burbank and Tustin are herein defined collectively as the “Financing Entities” and individually as the “Financing Entity”.

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

References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Senior Care Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 32.81% partnership interest and is the sole general partner), Tarzana (in which the Operating Partnership owns a 85% membership interest and is a co-managing member) and Hoquiam, Lyons, Coronado, Massachusetts, Aspen, Tustin II, Tustin III, St. Thomas More, St. Thomas More, Inc., 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks and Regents (in which the Operating Partnership or the Senior Care Partnership own a 100% interest).

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

G&L Penasquitos, LLC (“Penasquitos”)

G&L Parsons on Eagle Run, LLC (“Eagle Run”)

G&L Parsons on Eagle Run, Inc. (“Eagle Run Inc.”)

Lakeview Associates, LLC (“Lakeview”)

Tustin Heritage Place, LLC (“Heritage Place”)

Pac Par MOB, LLC (“Pacific Park”)

G&L Radius Realty, LLC (“Radius”)

San Pedro, Penasquitos, Eagle Run, Eagle Run, Inc., Lakeview, Heritage Place, Pacific Park, and Radius are herein collectively referred to as the “Unconsolidated Affiliates” and individually as “Unconsolidated Affiliate”.

2. Summary of Significant Accounting Policies

Business— The Company is a self-managed Real Estate Investment Trust (“REIT”) that acquires, develops, manages and leases healthcare properties. The Company’s business currently consists of investments in healthcare properties. Investments in healthcare properties consist of acquisitions, made either directly or through joint ventures, in medical office buildings (“MOBs”), skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”).

Basis of presentation— The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The interests in the Roxbury Partnership, Tarzana, the Operating Partnership and the Senior Care Partnership that are not owned by the Company, have been reflected as minority interests in the Operating and Senior Care Partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to the current year’s presentation.

Properties— The Operating Partnership, the Senior Care Partnership, the Medical Partnership, Maryland Gardens, the Roxbury Partnership, Hampden, Valencia, Tustin, Holy Cross, Burbank, Hoquiam, Lyons, Coronado, Tarzana, Massachusetts, Aspen, Tustin III, St. Thomas More Inc., 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks and Regents own a 100% fee simple interest in all of the properties.

Income taxes— The Company expects to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is generally not subject to corporate Federal income taxes so long as it distributes at least 90% of its taxable income to stockholders and meets certain other requirements relating to its income and assets. For the years ended December 31, 2003, 2002 and 2001, the Company met all of these requirements. Though as a REIT the Company is generally not permitted to operate properties, in 2000, the Company foreclosed upon and took over the operations at its three SNFs located in Hampden, Massachusetts. Under Section 856(e) of the Code, the Company has the ability to operate these properties as “foreclosure property” for a period of up to three years after the year in which the foreclosure took place. However, the Company must pay Federal and State income taxes on the taxable income produced by these three facilities during this period. As a result, the Company has included $136,000, $220,000 and $85,000 of corporate income tax expense in its financial statements for the years ended December 31, 2003, 2002 and 2001, respectively, with respect to these properties. In February 2004, the manager of these facilities received approval from the Massachusetts Department of Health to obtain the operating licenses for the three facilities from the Company. The manager subsequently entered into a lease agreement with the Company for these facilities effective on the date of the license transfers which is expected to be on April 1, 2004. Upon the transfer of the licenses, the Company will no longer be responsible for Federal and State income taxes on the taxable income produced by these three facilities.

The Company recorded an additional $86,000 and $75,000 of corporate income tax expense in its financial statements for the years ended December 31, 2003 and 2002, respectively, related to its investment in a taxable REIT subsidiary under Section 856(l) of the Internal Revenue Code. The taxable REIT subsidiary owns a SNF in Maryland and leases the SNF to an operator. State income tax requirements are similar to Federal requirements. At the end of 2003, the Company revoked the taxable REIT subsidiary election and converted the subsidiary into a qualified REIT subsidiary.

Real estate and depreciation— Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	40 years
Tenant improvements	Life of lease
Furniture, fixtures and equipment	5 years

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $5,382,000, $5,972,000 and $5,730,000 respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all costs directly related to acquisitions are capitalized.

Revenue recognition— Base rental income is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Certain leases include rent concessions and escalation clauses creating an effective rent that is included in unbilled rent receivable (Note 5). Patient revenue is reported at the estimated net realizable amount from patients, third party payors and others for services rendered, net of contractual adjustments.

Cash and cash equivalents— All demand and money market accounts and short-term investments in governmental funds with a maturity of three months or less are considered to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value due to the short period of time to maturity. Throughout the year, the Company maintained cash balances at banks in excess of federally insured limits.

Restricted Cash— Pursuant to various loan agreements, the Company is required to fund segregated interest bearing accounts to be used for debt service payments, property taxes, insurance premiums and property improvements.

Allowance for uncollectible amounts—Tenant rent and reimbursements receivable and unbilled rent receivable are carried net of the allowances for uncollectible amounts. Management determines the adequacy of the allowances based upon the specific individual receivables, management’s knowledge of the business and other relevant factors.

Deferred charges and other assets— Deferred charges and other assets consist of leasing commissions, deferred loan fees, financing costs, construction-in-progress, investments, deposits and prepaid expenses. Leasing commissions are amortized on a straight-line basis over the lives of the leases which range typically from five to ten years. Deferred loan fees are amortized using the straight-line method over the terms of the respective loan agreements. Expenses incurred to obtain financing are capitalized and amortized over the term of the related loan as a yield adjustment.

Minority interest in consolidated affiliates— The Operating Partnership, as sole general partner, has a 32.81% ownership interest in the Roxbury Partnership which owns the property located at 435 North Roxbury Drive. The minority interest is a debit balance that resulted from depreciation allocations and cash distributed to partners in excess of their original investment and subsequent accumulated earnings. It is management’s opinion that the deficit is adequately secured by the unrecognized appreciated value of the Roxbury property and will be recovered through an accumulation of undistributed earnings or sale of the property. The Senior Care Partnership owns an 85% interest in Tarzana.

Long-lived assets— The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. The Company recorded no impairment losses in 2003, 2002 and 2001.

Financial instruments—The estimated fair value of the Company’s financial instruments is determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. The book value of cash, cash equivalents, tenant rent and other accounts receivable, accounts payable and other liabilities approximates fair value due to their short-term maturities. The carrying amount of the Company’s variable rate notes payable as of December 31, 2003 and 2002 approximate fair value because the interest rates are comparable to rates currently being offered to the Company. The fair value of the Company’s fixed rate notes payable as of December 31, 2003 and 2002 was $202.8 million and $168.0 million, respectively because the interest rates on the Company’s fixed rate notes payable were higher for both 2003 and 2002 than the rates being offered to the Company at that time. The estimated fair values of the Company’s mortgage loans and bonds receivable, are based upon market values of loans and bonds receivable with similar characteristics adjusted for risk inherent in the underlying transactions. Management estimates that the fair value of the Company’s mortgage loans and bonds receivable approximate their amortized cost basis, after adjustment for the allowance for amounts deemed to be uncollectible.

Use of estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivative financial instruments—The Company is exposed to the effect of interest rate changes in the normal course of business. Under certain circumstances, the Company mitigates these risks by following established risk management policies and procedures which include the periodic use of derivatives. The Company’s primary strategy in entering into derivative contracts is to minimize the volatility that changes in interest rates could have on its future cash flows. The Company employs derivative instruments that are designated as cash flow hedges, including interest rate swaps and caps, to effectively convert a portion of its variable-rate debt to fixed-rate debt. The Company does not enter into derivative instruments for speculative purposes.

In November 2001, the Company purchased an interest rate cap for $905,000 to protect against an increase in the one month LIBOR rate on a $35 million variable rate loan the Company obtained in October 2001. SFAS 133 requires the Company to record the interest rate cap on the balance sheet at fair value and to record changes in the fair value of the interest rate cap in the statement of operations. For the year ended December 31, 2001, the Company recognized a $0.5 million gain on the fair market value of its LIBOR interest rate cap while recognizing a $0.9 million loss for the year ended December 31, 2002. For the year ended December 31, 2003, the Company recognized a $0.3 million loss on the fair market value of the LIBOR interest rate cap, thus the net effect on earnings since the Company’s purchase of this financial instrument has been a $0.7 million loss. In October 2003, the Company sold the LIBOR interest rate cap for $0.2 million. As of December 31, 2003, the Company did not own any derivative instruments.

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

In December 2003, the FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after March 15, 2004. The Company has completed an evaluation of all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46-R. These investments include real estate joint ventures with assets totaling $32.2 million as of December 31, 2003. The Company believes that its real estate joint ventures do not fall under the provisions of FIN 46-R and will not be consolidated, however, it is still evaluating the provisions of FIN 46-R and cannot make a definitive conclusion until it completes the evaluation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments ans Hedging Activities” (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts and for hedging activities under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” The provisions of SFAS 149 are generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of this statement will have a material effect on the Company’s results of operations or financial condition.

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

3. Buildings and Improvements

Buildings and improvements consist of the following:

	December 31,
	2003	2002
	(in thousands)
Buildings and improvements	$122,868	$137,330
Tenant improvements	11,074	10,579
Furniture, fixtures and equipment	4,976	4,801

	138,918	152,710
Less accumulated depreciation and amortization	(37,493)	(35,578)

Total	$101,425	$117,132

As of December 31, 2003, the Company had listed for sale or was under contract to sell a total of five properties. The properties include a three-story, 40,000 square foot office and retail complex located in Coronado, California (“Coronado”), a two-story, 48,000 square foot research and development building located in Irwindale, California (“Irwindale”), a 59-bed nursing and rehabilitation center in Chico, California (“Chico”), a 10,000 square foot MOB located in Tustin, California (“Tustin”) and a two-story, 80-unit, approximately 44,000 square foot ALF located in Tarzana, California (“Tarzana”). In January 2004, the Company completed the sale of its membership interest in the joint venture that owns Tarzana for $1.7 million and recognized a gain on sale of $0.4 million. In March 2004, the Company completed the sale of Irwindale for $8.85 million and received net proceeds of $8.5 million. The Company recognized a gain on sale of $0.9 million. For presentation purposes, the assets and liabilities relating to these properties have been included in assets held for sale and liabilities of assets held for sale, respectively, on the balance sheet. The following tables summarize assets held for sale and liabilities of assets held for sale as of December 31, 2003 and December 31, 2002:

Assets & Liabilities of Assets Held for Sale

As of December 31, 2003

	Chico	Irwindale	Tarzana	Coronado	Tustin	Total
Rental properties:
Land	$159	$1,260	$2,350	$809	$474	$5,052
Buildings and improvements, net	577	6,249	7,420	8,054	606	22,906
Projects under development	—	—	41	307	—	348

Total rental properties	736	7,509	9,811	9,170	1,080	28,306

Restricted cash	—	—	296	111	5	412
Tenant rent and reimbursements receivable, net	—	—	153	60	9	222
Unbilled rent receivable, net	—	365	—	37	136	538
Deferred charges and other assets, net	2	196	260	132	29	619

Total assets held for sale	$738	$8,070	$10,520	$9,510	$1,259	$30,097

LIABILITIES:
Notes payable	$—	$—	$8,690	$7,060	$1,199	$16,949
Accounts payable and other liabilities	3	—	336	(3)	—	336
Tenant security deposits	—	58	—	34	—	92

Total liabilities of assets held for sale	$3	$58	$9,026	$7,091	$1,199	$17,377

Assets & Liabilities of Assets Held for Sale

As of December 31, 2002

	Chico	Irwindale	Tarzana	Coronado	Tustin	Total
Rental properties:
Land	$159	$1,260	$2,350	$809	$474	$5,052
Buildings and improvements, net	593	6,569	7,658	8,257	667	23,744
Projects under development	—	—	21	6	—	27

Total rental properties	752	7,829	10,029	9,072	1,141	28,823

Restricted cash	—	—	194	92	5	291
Tenant rent and reimbursements receivable, net	—	—	841	1	9	851
Unbilled rent receivable, net	—	335	—	15	137	487
Deferred charges and other assets, net	2	298	267	141	32	740

Total assets held for sale	$754	$8,462	$11,331	$9,321	$1,324	$31,192

LIABILITIES:
Notes payable	$—	$6,215	$8,769	$7,161	$1,227	$23,372
Accounts payable and other liabilities	4	31	204	—	—	239
Tenant security deposits	—	48	—	32	—	80

Total liabilities of assets held for sale	$4	$6,294	$8,973	$7,193	$1,227	$23,691

4. Tenant Rent and Reimbursements Receivable

Tenant rent and reimbursements receivable are net of an allowance for uncollectible amounts of $750,000 and $1,142,000 as of December 31, 2003 and 2002, respectively. The activity in the allowance for uncollectible tenant accounts for the three years ending December 31, 2003, was as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Balance, beginning of year	$1,142	$1,261	$555
Additions	908	1,316	858
Charge-offs	(1,300)	(1,435)	(152)

Balance, end of year	$750	$1,142	$1,261

5. Unbilled Rent Receivable

The Company has operating leases with tenants that expire at various dates through 2014. The minimum rents due under these leases are subject to either scheduled fixed increases or adjustments based on the Consumer Price Index. Generally accepted accounting principles require that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as “straight-line rents” creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed (this occurs primarily at the inception of the lease period). As the lease approaches its expiration date, billed rent will eventually exceed the amount of straight-line rent causing the unbilled rent receivable to decline. The straight-line rent calculation assumes no new or re-negotiated rents or extension periods during the life of the lease and excludes operating cost reimbursements. The following table summarizes future rents due under existing leases and the corresponding straight-line rent calculation as of December 31, 2003:

Year Ending December 31,	Future Minimum Rent	Straight-line Rent	Unbilled Rent Receivable
	(in thousands)
2004	$16,866	$16,655	$211
2005	14,606	14,062	544
2006	11,545	10,860	685
2007	7,007	6,622	385
2008	4,555	4,245	310
Thereafter	5,575	4,902	673

Total	$60,154	$57,346	$2,808

The activity in the allowance for unbilled rent, recorded as a reduction of rental revenue for the three years ending December 31, 2003, consisted of the following:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Balance, beginning of year	$365	$465	$387
Additions	—	25	78
Charge-offs	(141)	(125)	—

Balance, end of year	$224	$365	$465

6. Mortgage Loans and Bonds Receivable

Mortgage loans and bonds receivable consist of the following:

	December 31,
	2003	2002
	(in thousands)
Secured bond receivable due December 15, 2029, interest payable semiannually at 8.75% per annum	$498	$1,218
Unsecured promissory note due January 31, 2010, principal and interest payable monthly at 10% per annum	567	567
Secured Note due April 1, 2008, interest payable semiannually at 10% per annum (This note is currently in default)	150	150
Unsecured promissory note due September 1, 2000, interest payable at 10% per annum (This note is currently in default)	1,000	1,000
Unsecured promissory note due July 1, 2000, interest payable at 10% per annum (This note is currently in default)	69	79
Secured promissory note due August 25, 1998, interest payable at 12% per annum (This note is currently in default)	1,377	2,377
Unsecured promissory note receivable due April 11, 2003, interest payable monthly at 10%	290	290

Face value of mortgage loans and bonds receivable	3,951	5,681
Accrued interest	278	623
Allowance for uncollectible amounts	(3,465)	(4,475)

Total mortgage loans and bonds interest receivable	$764	$1,829

In February 2003, the Company sold $720,000 of its $1.3 million of Tulsa Industrial Authority Subordinate Multifamily Housing Revenue Bonds (the “Bonds”) to Reese L. Milner, a limited partner in the Roxbury Partnership and the Operating and Senior Care Partnerships, for $600,000. The Company recognized a loss of $120,000 on the sale of the Bonds to Mr. Milner.

The activity in the allowance for uncollectible notes receivable for the three years ending December 31, 2003, is as follows:

	Year ended December 31,
	2003	2002	2001
	(in thousands)
Balance, beginning of year	$4,475	$4,484	$5,527
Additions	67	89	146
Charge-offs	(1,077)	(98)	(1,189)

Balance, end of year	$3,465	$4,475	$4,484

7.	Investments In Unconsolidated Affiliates

The Company has investments in various unconsolidated affiliates as described in Note 1. The following tables provide a summary of the changes in the Company’s investment in each of these entities as of December 31, 2003 and 2002 (in thousands).

	San Pedro	Penasquitos LLC	Heritage Place	Pacific Park	Radius	Eagle Run Inc.	Eagle Run	Lakeview	2003 Total
Opening balance at beginning of period	$1,520	$(475)	$—	$48	$1,217	$(916)	$423	$442	$2,259
Equity in earnings (loss) of affiliates	162	(85)	—	1,276	53	51	2,597	(311)	3,743
Cash contributions	—	—	—	25	—	—	—	620	645
Cash distributions	—	(52)	—	(1,233)	(88)	—	(1,745)	—	(3,118)
Intercompany elimination	(890)	—	—	(672)	—	36	48	—	(1,478)
Gain (loss) on investment	—	—	—	556	—	829	(1,323)	—	62

Equity, before inter-company adjustments	792	(612)	—	—	1,182	—	—	751	2,113

Intercompany transactions:
Receivable, net	958	297	14	—	—	—	—	1,695	2,964

Investment in unconsolidated affiliates	$1,750	$(315)	$14	$—	$1,182	$—	$—	$2,446	$5,077

	GLN Capital	San Pedro	Penasquitos LLC	Heritage Place	Aurora	Pacific Park	Radius	Eagle Run, Inc.	Eagle Run	Lakeview	2002 Total
Opening balance at beginning of year	$807	$1,351	$(358)	$—	$—	$—	$—	$(501)	$375	$398	$2,072
Equity in earnings (loss) of affiliates	5	169	(186)	—	—	48	43	53	48	(320)	(140)
Cash contributions	1	—	69	—	17	—	1,174	—	—	364	1,625
Cash distributions	(813)	—	—	—	—	—	—	(468)	—	—	(1,281)

Equity, before inter-company adjustments	—	1,520	(475)	—	17	48	1,217	(916)	423	442	2,276
Intercompany receivable (payable), net	—	37	292	14	—	(672)	—	36	48	2,108	1,863

Investment in unconsolidated affiliates	$—	$1,557	$(183)	$14	$17	$(624)	$1,217	$(880)	$471	$2,550	$4,139

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 2003 (in thousands).

	San Pedro	Penasquitos LLC	Heritage Place	Pacific Park	Radius	Eagle Run Inc.	Eagle Run	Lakeview	Total
Financial Position:
Land	$2,011	$641	$750	$—	$200	$—	$—	$947	$4,549
Buildings	4,131	5,868	—	—	5,566	—	—	8,080	23,645
Other assets	562	1,177	238	—	1,260	—	—	773	4,010
Notes payable	(4,437)	(8,323)	(940)	—	(5,416)	—	—	(7,417)	(26,533)
Other liabilities	(1,122)	(604)	(48)	—	(14)	—	—	(1,066)	(2,854)

Net assets	$1,145	$(1,241)	$—	$—	$1,596	$—	$—	$1,317	$2,817

Partner’s equity:
Company	$792	$(612)	$—	$—	$1,182	$—	$—	$751	$2,113
Others	353	(629)	—	—	414	—	—	566	704

Total equity	$1,145	$(1,241)	$—	$—	$1,596	$—	$—	$1,317	$2,817

Operations:
Revenues	$1,220	$914	$—	$108	$701	$624	$143	$750	$4,460
Net gain on sale	—	—	—	2,632	—	—	5,295	—	7,927
Expenses	(1,002)	(1,084)	—	(188)	(631)	(522)	(243)	(1,372)	(5,042)

Net income (loss)	$218	$(170)	$—	$2,552	$70	$102	$5,195	$(622)	$7,345

Allocation of net income (loss):
Company	$162	$(85)	$—	$1,276	$53	$51	$2,597	$(311)	$3,743
Others	56	(85)	—	1,276	17	51	2,598	(311)	3,602

Net income (loss)	$218	$(170)	$—	$2,552	$70	$102	$5,195	$(622)	$7,345

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 2002 (in thousands).

	GLN	San Pedro	Penasquitos LLC	Penasquitos Inc.	Aurora	Heritage Place	Pacific Park	Eagle Run Inc.	Eagle Run	Radius	Lakeview	Total
Financial Position:
Land	$—	$2,011	$641	$—	$—	$750	$822	$—	$1,191	$200	$947	$6,562
Buildings	—	4,205	6,056	—	—	—	2,875	—	4,524	5,753	7,830	31,243
Notes receivable, net	—	—	—	—	—	—	—	—	—	—	—	—
Other assets	7	446	954	—	17	238	1,556	399	1,341	1,147	392	6,497
Notes payable	—	(4,542)	(8,377)	—	—	(940)	(4,582)	—	(7,025)	(5,457)	(7,825)	(38,748)
Other liabilities	(7)	(947)	(388)	(10)	—	(48)	(407)	(1,404)	(98)	(67)	(918)	(4,294)

Net assets	$—	$1,173	$(1,114)	$(10)	$17	$—	$264	$(1,005)	$(67)	$1,576	$426	$1,260

Partner’s equity:
Company	$—	$1,520	$(475)	$20	$17	$—	$48	$(916)	$423	$1,217	$442	$2,296
Others	—	(347)	(639)	(30)	—	—	216	(89)	(490)	359	(16)	(1,036)

Total equity	$—	$1,173	$(1,114)	$(10)	$17	$—	$264	$(1,005)	$(67)	$1,576	$426	$1,260

Operations:
Revenues	$9	$1,186	$661	$—	$—	$—	$783	$3,504	$924	$467	$599	$8,133
Expenses	—	(960)	(1,033)	—	—	—	(687)	(3,398)	(828)	(409)	(1,239)	(8,554)

Net income (loss)	$9	$226	$(372)	$—	$—	$—	$96	$106	$96	$58	$(640)	$(421)

Allocation of net income (loss):
Company.	$5	$169	$(186)	$—	$—	$—	$48	$53	$48	$43	$(320)	$(140)
Others	4	57	(186)	—	—	—	48	53	48	15	(320)	(281)

Net income (loss)	$9	$226	$(372)	$—	$—	$—	$96	$106	$96	$58	$(640)	$(421)

8. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following:

	December 31,
	2003	2002
	(in thousands)
Deferred financing costs	$2,769	$6,184
Pre-acquisition costs	141	6
Leasing commissions	1,452	1,616
Prepaid expense and other assets	1,036	524

	5,398	8,330
Less accumulated amortization	(1,502)	(3,121)

Total	$3,896	$5,209

9. Notes Payable

Notes payable consist of the following:

	December 31,
	2003	2002
	(in thousands)
$8,100,000 Note due April 1, 2008, collateralized by deed of trust, monthly principal and interest payments of $58,000, interest at 7.05% per annum.	$7,286	$7,456
$1,333,125 Note due April 1, 2008 collateralized by deed of trust, monthly principal and interest payments of $9,554, interest at 7.05% per annum. (Note 3)	1,199	1,227
$2,475,000 Note due September 1, 2008 collateralized by deed of trust, monthly principal and interest payments of $18,000, interest at 7.49% per annum.	2,261	2,305
$7,500,000 Note due December 11, 2008, collateralized by deed of trust, monthly principal and interest payments of $50,000, interest at 6.90% per annum. (Note 3)	7,060	7,161
$10,000,000 Note due July 1, 2009 collateralized by deed of trust, monthly principal and interest payments of $73,000, interest at 6.85% per annum.	9,035	9,260
$13,920,000 Note due July 1, 2004 collateralized by deed of trust, monthly principal and interest payments at LIBOR plus 4.0% per annum.	12,910	13,168
$3,500,000 Secured line of credit due May 1, 2005, interest payable at Prime plus 2.0% per annum.	2,186	2,357
$7,200,000 Note due on August 1, 2011, collateralized by deed of trust, monthly principal and interest of $50,000, interest at 7.51% per annum	7,061	7,121
$11,941,000 Note due January 1, 2027, collateralized by deed of trust, monthly principal and interest payments of $85,000, interest at 7.05% per annum.	11,598	11,773
$8,327,000 Note due May 17, 2037, collateralized by deed of trust, monthly principal and interest payments of $53,000, interest at 6.95% per annum. (Note 3)	8,233	8,296
$483,000 Unsecured promissory note due May 17, 2017, interest rate of 8.0% per annum, monthly principal and interest payments of $4,600. (Note 3)	457	473
$4,300,000 Note due July 1, 2005, collateralized by deed of trust, monthly principal and interest payments of $27,000, interest at LIBOR plus 4.5% per annum.	4,218	4,300
$8,200,000 Note due February 1, 2013 collateralized by deed of trust, monthly principal and interest payments of $47,000, interest at 5.55% per annum.	8,125	—
$8,625,000 Note due June 1, 2013, collateralized by deed of trust, monthly principal and interest payments of $49,000, interest at 5.48% per annum.	8,572	—
$14,175,000 Note due July 1, 2013 collateralized by deed of trust, monthly principal and interest payments of $82,000, interest at 5.69% per annum.	14,106	—

$6,100,000 Note due July 1, 2013 collateralized by deed of trust, monthly principal and interest payments of $35,000, interest at 5.69% per annum.	6,065	—
$11,325,000 Note due July 1, 2013 collateralized by deed of trust, monthly principal and interest payments of $66,000, interest at 5.69% per annum.	11,270	—
$15,400,000 Note due July 1, 2013, collateralized by deed of trust, monthly principal and interest payments of $89,000, interest at 5.69% per annum.	15,311	—
$30,117,000 Note due October 1, 2010, collateralized by deed of trust, monthly principal and interest payments of $168,000, interest at 5.34% per annum.	30,053	—
$12,412,500 Note due October 1, 2010, collateralized by deed of trust, monthly principal and interest payments of $69,000, interest at 5.34% per annum.	12,386	—
$16,970,500 Note due October 1, 2010, collateralized by deed of trust, monthly principal and interest payments of $95,000, interest at 5.34% per annum.	16,935	—
$7,831,000 Note due April 1, 2008 collateralized by deed of trust, monthly principal and interest payments of $56,000, interest at 7.05% per annum.	—	7,207
$250,000 Unsecured note due October 1, 2002, monthly principal and interest payments at Prime plus 1.0%	—	220
$5,225,000 Note due January 1, 2019 collateralized by deed of trust, monthly principal and interest payments of $38,209, interest at 6.75% per annum.	—	4,661
$30,000,000 Note due August 11, 2005, collateralized by deed of trust, monthly principal and interest payments of $229,000, interest at 7.89% per annum.	—	26,521
$35,000,000 Note due August 11, 2006, collateralized by deed of trust, monthly payments of $282,000 of principal and interest, interest at 8.492% per annum.	—	31,987
$35,000,000 Note due October 29, 2011, monthly principal and interest payable at LIBOR plus 7.50% per annum.	—	33,095
$1,440,000 Note due July 1, 2009 collateralized by deed of trust, monthly principal and interest payments of $11,000, interest at 7.375% per annum.	—	1,360
$11,400,000 Note due September 1, 2034, collateralized by deed of trust, monthly principal and interest payments of $77,000, interest at 8% per annum.	—	11,137
$3,267,000 Note due April 1, 2008 collateralized by deed of trust, monthly principal and interest payments of $23,000, interest at 7.05% per annum.	—	3,007

Total	$196,327	$194,092

As of December 31, 2003, 30-day LIBOR was 1.12% and the prime rate was 4.00%. As of December 31, 2002, 30-day LIBOR was 1.382% and the prime rate was 4.25%.

Aggregate future principal payments as of December 31, 2003 are as follows:

Years Ending December 31
(in thousands)
2004	$15,475
2005	9,156
2006	2,927
2007	3,112
2008	18,949
Thereafter	146,708

Total	$196,327

10. Commitments and Contingencies

Neither the Company, the Operating Partnership, the Financing Entities, the Subsidiaries, the Roxbury Partnership, Valencia, Hoquiam, Lyons, Coronado, Tarzana, Massachusetts, Aspen, Tustin II, Tustin III, St. Thomas More, St. Thomas More, Inc., 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks, Regents, the Unconsolidated Affiliates nor any of the assets within their portfolios of MOBs, parking facilities, and retail space (the “Properties”) is currently a party to any material litigation, except as discussed below.

There are a number of common stockholder class actions pending against the Company and its directors that arose out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company’s common stock not then owned by them. The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000. A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. This suit was voluntarily dismissed without prejudice on June 7, 2001, and re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001. Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001. Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001. All these actions assert claims for breach of fiduciary duty and seek compensatory damages and other relief. The Lukoff, Abrons and Harbor Finance actions have been consolidated for all purposes, with Lukoff designated as the lead action. No trial date has been set. The Morse action has been stayed pending the conclusion of the California class actions.

In addition, a group of four former common stockholders of the Company filed an individual suit against the Company and its directors arising from the same conduct alleged in the putative class actions. This suit, Lyle Weisman, et al. v. G & L Realty Corp., et al., case number BC 271401, filed in the Superior Court of California, County of Los Angeles, on April 4, 2002, asserts claims for breach of fiduciary duty and fraud against the director defendants The third amended complaint also asserts a claim for unjust enrichment against Messrs. Gottlieb and Lebowitz and a claim for unfair competition under Business and Professions Code sections 17200 et seq. against Messrs. Gottlieb and Lebowitz and the Company. The Weisman plaintiffs have also attempted to plead claims for alleged intentional interference with prospective business advantage based on interference with the Weisman plaintiffs’ purported efforts to acquire the Company. However, the Court has dismissed the Weisman plaintiffs’ interference claims on the basis of the pleadings without leave to amend.

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

The Company is the guarantor on a $250,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner. In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa, Oklahoma. In order to facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma. The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. To date, the letter of credit has not been accessed. However, NVHF has defaulted on the December 2003 semi-annual interest payment to the holders of the subordinated B-bonds and the Company anticipates the letter of credit will be called upon by NVHF in order to make future interest payments on the secured debt. It appears probable that the Company will be required to fund its guaranty under the letter of credit. The Company’s maximum liability under the guarantee is $250,000 and the Company has accrued this amount as a liability on its balance sheet as of December 31, 2003. The Company also holds an unsecured promissory note from NVHF in the amount of $567,000. The Company has held the note for almost four years and NVHF is current on all payments due under the terms of the note.

In the third quarter of 2003, Lakeview, a joint venture in which the Company owns a 50% interest, received a one-year extension on a $6.4 million mortgage loan secured by the ALF that is owned by Lakeview. The Company, along with the Company’s joint venture partner, is a guarantor on the loan. The individual owners of the Company’s joint venture partner have also personally guaranteed the loan. The Company’s maximum liability under the guarantee is $6.4 million although the Company does not anticipate having to pay anything under this guarantee. The Company has recorded no liability on its balance sheet related to this guarantee as of December 31, 2003.

11. Stockholders’ Equity

In May 1997, the Company issued 1,495,000 shares of the 10.25% Series A Preferred Stock, from which it received net proceeds of $35.4 million. In November 1997, the Company issued 1,380,000 shares of 9.8% Series B Preferred Stock and received net proceeds of $32.6 million. The Company’s preferred stock has no stated maturity, is not subject to any sinking fund requirements and is not convertible into or exchangeable for any property or other securities of the Company. The Company, at its sole discretion, may call the Series A and Series B Preferred Stock at any time. All classes of the Company’s preferred stock have a par value of $0.01 and rank senior to the Company’s common stock with respect to payment of dividends and upon liquidation. All classes of Preferred Stock are on parity with all other classes of the Company’s Preferred Stock for payment of dividends and liquidation purposes. In the event of liquidation, or if the Company elects to call the Preferred Stock, holders of the Company’s Preferred Stock are entitled to receive $25.00 per share plus any accrued and unpaid dividends, whether or not such dividends have been declared by the Company’s Board of Directors. Holders of the Company’s Series A Preferred Stock are entitled to receive monthly dividends at an annual rate of $2.56 per share. Series B Preferred Stockholders are entitled to receive monthly dividends at an annual rate of $2.45 per share.

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

Distributions in excess of net income— As described in Note 2, the Company has elected to be treated as a REIT for Federal income tax purposes. As such, the Company is required to distribute at least 90% of its annual taxable income. For the years ended December 31, 2003, 2002 and 2001, cash distributed in the form of dividends to holders of the Company’s Common Stock exceeded the Company’s taxable income and is therefore considered to be a return of capital. In 2003, 2002 and 2001, 100% of the Company’s common stock dividend was considered a return of capital to common stockholders. In 2003, dividends paid to holders of the Company’s preferred stock were considered a 94.24% return of capital to preferred stockholders and the remaining 5.76% taxable as Section 1250 unrecaptured gain on sale. In 2002, dividends paid to holders of the Company’s preferred stock were considered a 40.8% return of capital to preferred stockholders, 32.9% taxable as long-term capital gain, 3.4% taxable as Section 1250 unrecaptured gain on sale and the remaining 22.9% taxable as ordinary income. In 2001, dividends paid to holders of the Company’s preferred stock were considered a 26.1% return of capital to preferred stockholders and the remaining 73.9% taxable as ordinary income. In previous years, the dividends paid to holders of the Company’s preferred stock were fully taxable as ordinary income.

12. Concentration of Credit Risk

The Company is subject to the all risks associated with leasing property, including but not limited to, the risk that upon the expiration of leases for space located in the Company’s properties, the leases may not be renewed, the space may not be re-leased or the terms of renewal or re-leasing (including any cost of required renovations or concessions to tenants) may be less favorable than current lease terms. If the Company is unable to promptly re-lease or renew leases for a significant portion of its space or if the rental rates upon renewal or re-leasing are significantly lower than expected, the Company’s earnings and the ability to make distributions to stockholders may be adversely affected. Most of the tenants in the Company’s healthcare properties provide specialized health care services. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industry in which the tenants operate. With the exception of the tenant that occupies Irwindale, which was sold on March 18, 2004, no tenant occupies more than 3% of the Company’s total square footage.

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

G&L Hampden, LLC, a wholly owned subsidiary of the Company, acquired three SNFs in Massachusetts on October 28, 1997 from Hampden Nursing Homes, Inc. (“HNH”), a nonprofit corporation. Lenox Healthcare, Inc. (“Lenox”) managed the three facilities from October 1998 through December 1999. In November 1999, Lenox filed for bankruptcy protection. The Company immediately moved to replace Lenox as the manager of the nursing homes. In January 2000, the Company received the bankruptcy court’s permission to replace Lenox as the manager and a new management firm, a subsidiary of Roush & Associates (“Roush”), was immediately retained. Although Lenox managed these Massachusetts nursing homes, HNH held the licenses necessary to operate the facilities. In March 2000, the Company successfully transferred the licenses to G&L Massachusetts, LLC, a subsidiary of the Operating Partnership. Revenue from the three Massachusetts nursing homes represented approximately 42.5% of the Company’s total revenues in 2003. Roush is an experienced skilled nursing facility operator and the Company’s management believes that Roush will be able to profitably manage these facilities for the Company; however, the financial position of the Company, and its ability to make expected distributions to stockholders, may be adversely affected in the event that Roush experiences financial difficulties.

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

13. Segment Information

The Company’s business currently consists of the following segments:

•	Medical office buildings – These investments consist of 22 high quality MOBs, an office and retail facility, one research and development facility and one parking facility totaling approximately 832,000 rentable square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

•	Skilled nursing facilities – These investments consist of eight SNFs and one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona. The SNFs are located in Hampden, Massachusetts; Phoenix, Arizona; Hoquiam, Washington; Hyattsville, Maryland and Chico, California. Seven of the SNFs and the apartment complex are owned 100% by the Company. The Company currently holds the operating license in three of the eight SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, all of the assets, liabilities, revenues and expenses of these SNFs are reflected in the consolidated financial statements of the Company and the segment information provided below. The Company is required to pay the applicable corporate income tax on any net income produced by the SNFs located in Hampden, Massachusetts, although the Company’s REIT status will not be affected. In February 2004, the manager of these facilities received approval from the Massachusetts Department of Health to obtain the operating licenses for the three facilities from the Company. The manager subsequently entered into a lease agreement with the Company for these facilities effective on the date of the license transfers which is expected to be on April 1, 2004. Upon the transfer of the licenses, the Company will no longer reflect all of the assets, liabilities, revenues and expenses of these three SNFs in its consolidated financial statements. The Company will record rental income per the terms of the lease it entered into with the management company.

•	Assisted living facilities – These investments consist of three ALFs, all owned through joint ventures. The three ALFs contain over 252 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs.

•	Debt obligations – These investments initially consisted of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. The Company is no longer in the business of lending money and has not originated any new loans over the past couple of years. The Company is working to collect the balance of its loans that are currently outstanding, most of which have been partially or fully reserved. As of December 31, 2003, the Company had seven loans outstanding with a net book value of $0.8 million.

The tables on the following pages reconcile the Company’s income and expense activity for the years ending December 31, 2003, 2002 and 2001 and balance sheet data as of December 31, 2003 and 2002.

2003 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimbursements and parking	$25,607	$2,109	$—	$—	$—	$27,716
Patient revenues	—	26,129	—	—	—	26,129
Interest and loan fees	32	29	—	695	31	787
Other income	1,527	56	(494)	1,000	473	2,562

Total revenues	27,166	28,323	(494)	1,695	504	57,194

Expenses:
Property operations	7,010	601	—	98	—	7,709
Skilled nursing operations	—	23,901	—	—	—	23,901
Depreciation and amortization	3,320	1,528	—	—	28	4,876
Interest	18,496	2,341	—	—	4,285	25,122
Loss on sale of bonds receivable	—	—	—	120	—	120
Provision for doubtful accounts, notes and bonds receivable	—	975	—	—	—	975
General and administrative	—	—	—	—	4,551	4,551

Total expenses	28,826	29,346	—	218	8,864	67,254

(Loss) income from operations	(1,660)	(1,023)	(494)	1,477	(8,360)	(10,060)
Equity in earnings (loss) of unconsolidated affiliates	1,438	52	2,253	—	—	3,743
Net income (loss) from operations of discontinued operations	1,174	(57)	(1,341)	—	—	(224)
Gain from sale of discontinued operations	2,278	—	5,069	—	—	7,347
Corporate tax expense	—	(136)	—	—	—	(136)

Income (loss) from operations before minority interests	$3,230	$(1,164)	$5,487	$1,477	$(8,360)	$670

2003 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Rental properties	$87,570	$38,210	$—	$—	$178	$125,958
Assets held for sale	18,839	738	10,520	—	—	30,097
Mortgage loans and notes receivable, net	—	268	—	496	—	764
Cash and cash equivalents	881	689	—	—	10,380	11,950
Restricted cash	1,823	731	—	—	59	2,613
Tenant rent and reimbursement receivable, net	402	3,970	—	—	906	5,278
Unbilled rent receivable, net	2,584	—	—	—	—	2,584
Investment in unconsolidated affiliates	1,764	1,182	2,131	—	—	5,077
Deferred financing costs, net	1,731	568	—	—	—	2,299
Pre-acquisition costs	141	—	—	—	—	141
Deferred lease costs, net	420	—	—	—	—	420
Prepaid expense and other	728	308	—	—	—	1,036

Total assets	$116,883	$46,664	$12,651	$496	$11,523	$188,217

2002 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimbursements and parking	$24,558	$2,556	$—	$—	$—	$27,114
Patient revenues	—	24,261	—	—	—	24,261
Interest and loan fees	42	33	—	2,345	39	2,459
Other income	584	762	—	—	66	1,412

Total revenues	25,184	27,612	—	2,345	105	55,246

Expenses:
Property operations	6,716	455	—	143	—	7,314
Skilled nursing operations	—	21,421	—	—	—	21,421
Depreciation and amortization	3,494	1,371	—	—	42	4,907
Interest	7,185	1,959	—	150	4,294	13,588
Provision for doubtful accounts, notes and bonds receivable	10	993	—	89	450	1,542
General and administrative	—	—	—	—	3,280	3,280

Total expenses	17,405	26,199	—	382	8,066	52,052

Income (loss) from operations	7,779	1,413	—	1,963	(7,961)	3,194
Equity in earnings (loss) of unconsolidated affiliates	218	43	(406)	5	—	(140)
Net income (loss) from operations of discontinued operations	294	(70)	(529)	—	—	(305)
Gain from sale of discontinued operations	2,458	(138)	—	—	—	2,320
Corporate tax expense	—	(295)	—	—	—	(295)

Income (loss) from operations before minority interests	$10,749	$953	$(935)	$1,968	$(7,961)	$4,774

2002 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Rental properties	$91,673	$38,396	$10,898	$—	$172	$141,139
Assets held for sale	19,107	754	11,331	—	—	31,192
Mortgage loans and notes receivable, net	—	268	—	1,561	—	1,829
Cash and cash equivalents	1,444	778	(108)	—	252	2,366
Restricted cash	1,980	917	19	—	60	2,976
Tenant rent and reimbursement receivable, net	365	4,008	1,595	—	495	6,463
Unbilled rent receivable, net	2,695	—	—	—	—	2,695
Investment in unconsolidated affiliates	932	1,218	1,989	—	—	4,139
Deferred financing costs, net	3,149	747	286	—	—	4,182
Pre-acquisition costs	6	—	—	—	—	6
Deferred lease costs, net	497	—	—	—	—	497
Prepaid expense and other	250	231	43	—	—	524

Total assets	$122,098	$47,317	$26,053	$1,561	$979	$198,008

2001 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimbursements and parking	$22,905	$1,266	$—	$—	$—	$24,171
Patient revenues	—	21,057	—	—	—	21,057
Interest and loan fees	132	37	—	1,906	726	2,801
Other income	184	753	—	794	59	1,790

Total revenues	23,221	23,113	—	2,700	785	49,819

Expenses:
Property operations	6,805	461	—	94	—	7,360
Skilled nursing operations	—	19,004	—	—	—	19,004
Depreciation and amortization	3,707	971	—	—	48	4,726
Interest	7,622	1,307	—	671	635	10,235
Provision for doubtful accounts, notes and bonds receivable	83	850	—	71	—	1,004
General and administrative	—	—	—	—	3,953	3,953

Total expenses	18,217	22,593	—	836	4,636	46,282

Income (loss) from operations	5,004	520	—	1,864	(3,851)	3,537
Equity in earnings (loss) of unconsolidated affiliates	207	—	2	(4)	—	205
Net income from operations of discontinued operations	155	2,077	543	—	—	2,775
Corporate tax expense	—	(85)	—	—	—	(85)

Income (loss) from operations before minority interests	$5,366	$2,512	$545	$1,860	$(3,851)	$6,432

14. Related Party Transactions

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

As part of the Merger, the Operating Partnership loaned $5.2 million of the loan proceeds to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, bear interest at the interest rate in effect on the Loan and require monthly interest only payments. Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes. As of December 31, 2003, the outstanding principal balance on the notes was $5.114 million. For purposes of presentation in these consolidated financial statements, the $5.114 million balance has been reflected on the balance sheet as a deduction to stockholders’ equity.

15. Discontinued Operations

In accordance with SFAS 144, the net income or loss and the net gain or loss on dispositions of operating properties sold subsequent to December 31, 2002 are reflected in the consolidated statement of operations as discontinued operations for all periods presented (see Note 2). For the years ended December 31, 2003, 2002 and 2001, discontinued operations relates to a retail facility located in Aliso Viejo, California, an MOB located in Burbank, California, and an ALF located in Santa Monica, California that the Company sold in 2003 as well as a three-story, 40,000 square foot office and retail complex located in Coronado, California, a two-story, 48,000 square foot research and development building located in Irwindale, California, a 59-bed nursing and rehabilitation center in Chico, California, a 10,000 square foot MOB located in Tustin, California and a two-story, 80-unit ALF located in Tarzana, California that were listed for sale or under contract to be sold as of December 31, 2003. The related interest expense was also allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations:

	Year Ended December 31,
	2003	2002	2001
	(In thousands)
REVENUES:
Rent, tenant reimbursements and parking	$4,343	$6,309	$6,022
Other income	34	21	2,694

Total revenues	$4,377	$6,330	$8,716

EXPENSES:
Property operations	1,097	1,482	1,318
Depreciation and amortization	777	1,371	1,337
Interest	2,727	3,782	3,286

Total expenses	4,601	6,635	5,941

Net (loss) income from discontinued operations	(224)	(305)	2,775
Gain from sale of discontinued operations	7,347	2,320	—

Total income from discontinued operations	$7,123	$2,015	$2,775

16. Subsequent Events

On January 26, 2004, the Company sold its membership interest in Tarzana for $1.7 million and recognized a net gain on sale of $0.4 million. Tarzana owned a two-story, 80-unit ALF located in Tarzana, California. The net proceeds are being held by the Company for new acquisitions, future common stock dividends and general corporate purposes.

On March 18, 2004, the Company sold its two-story, 48,000 square foot research and development building located in Irwindale, California for $8.85 million and received net proceeds of $8.5 million. The Company recognized a gain on sale of $0.9 million.

17. Unaudited Consolidated Quarterly Information

Unaudited consolidated quarterly financial information for the periods as follows:

	2003 Fiscal Quarter
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
Revenue:
Rental	$5,716	$5,625	$5,764	$5,912
Patient revenues	5,899	6,337	6,882	7,011
Tenant reimbursements	701	711	939	704
Parking	369	403	454	418
Interest and loan fees	207	192	196	192
Other income	525	72	1,216	749

Total revenues	13,417	13,340	15,451	14,986

Expenses:
Property operations	1,958	1,960	2,003	1,788
Skilled nursing operations	5,409	5,843	6,281	6,368
Depreciation and amortization	1,302	899	1,211	1,464
Interest	3,399	7,984	10,985	2,754
Loss on sale of bonds receivable	120	—	—	—
General and administrative	953	879	1,376	1,343
Provision for doubtful accounts	279	114	269	313

Total expenses	13,420	17,679	22,125	14,030

(Loss) income from operations before minority interests	(3)	(4,339)	(6,674)	956
Equity in earnings (loss) of unconsolidated affiliates	3,884	(84)	(41)	(16)
Minority interest in consolidated affiliates	71	(81)	(66)	(74)
Corporate income tax expense	(23)	(22)	(73)	(18)

Income before discontinued operations	3,929	(4,526)	(6,854)	848
Net (loss) income from operations of discontinued operations	(119)	(158)	(70)	123
Gain (loss) from discontinued operations	—	—	—	7,347

Net income (loss)	3,810	(4,684)	(6,924)	8,318
Dividends on preferred stock	(1,790)	(1,791)	(1,790)	(1,791)

Net income (loss) to common stockholders	$2,020	$(6,475)	$(8,714)	$6,527

	2002 Fiscal Quarter
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
Revenue:
Rental	$5,633	$6,073	$5,861	$5,578
Patient revenues	5,724	5,852	6,549	6,136
Tenant reimbursements	475	898	574	550
Parking	350	381	374	367
Interest and loan fees	1,800	232	214	213
Other income	375	430	568	39

Total revenues	14,357	13,866	14,140	12,883

Expenses:
Property operations	1,938	1,971	1,961	1,444
Skilled nursing operations	5,098	5,264	5,553	5,506
Depreciation and amortization	1,231	1,218	1,212	1,246
Interest	3,859	3,798	3,404	2,527
General and administrative	789	814	793	884
Provision for doubtful accounts	209	355	385	593

Total expenses	13,124	13,420	13,308	12,200

Income from operations before minority interests	1,233	446	832	683
Equity in earnings (loss) of unconsolidated affiliates	89	9	(96)	(142)
Minority interest in consolidated affiliates	(125)	(13)	(85)	(62)
Corporate income tax expense	—	—	(120)	(175)

Income before discontinued operations	1,197	442	531	304
Net income (loss) from operations of discontinued operations	241	189	39	(774)
Gain (loss) from discontinued operations	2,458	(138)	—	—

Net income (loss)	3,896	493	570	(470)
Dividends on preferred stock	(1,790)	(1,791)	(1,790)	(1,791)

Net income (loss) to common stockholders	$2,106	$(1,298)	$(1,220)	$(2,261)

18. SCHEDULE OF CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003. (In Thousands).

			Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross amount at which carried at close of Period (See Note G)
Description	Encumbrances (See Notes)		Land	Building and Improvements	Land	Building and Improvement	Land	Building and Improvements	Total	Accumulated Depreciation	Acquisition Date	Date of Construction or Rehabilitation
Medical Office Buildings California Properties:
405 North Bedford Drive	$14,106		$2,186	$4,076	$452	$10,506	$2,638	$14,582	$17,220	$5,725	1993	1947/1987
415 North Bedford Drive	6,065		292	573	—	628	292	1,201	1,493	677	1993	1955
416 North Bedford Drive	11,270		427	247	—	2,792	427	3,039	3,466	1,452	1993	1946/1986
435 North Bedford Drive	15,311		1,144	2,853	—	3,647	1,144	6,500	7,644	3,633	1993	1950/1963/1984
435 North Roxbury Drive	8,125		162	390	39	3,371	201	3,761	3,962	1,676	1993	1956/1983
436 North Bedford Drive	30,053		2,675	15,317	—	741	2,675	16,058	18,733	3,178	1990	1980
439 North Bedford Drive	—		—	109	—	544	—	653	653	474	1993	1956/1983
Holy Cross Medical Plaza	7,286		2,556	10,256	—	1,556	2,556	11,812	14,368	3,595	1994	1985
Sherman Oaks Medical Plaza	12,386		1,454	8,278	—	2,819	1,454	11,097	12,551	3,799	1994	1969/1993
Regents Medical Center	16,935		1,470	8,390	—	1,463	1,470	9,853	11,323	3,109	1994	1989
Irwindale Bldg (See Note C)	—		1,260	7,282	—	1,023	1,260	8,305	9,565	1,949	1994	1992
1095 Irvine Blvd (See Note C)	1,199		474	663	—	454	474	1,117	1,591	510	1994	1994/1995
14591 Newport Avenue	(See Note B	)	160	36	—	542	160	578	738	175	1996	1969
14642 Newport Avenue	(See Note B	)	400	1,033	—	681	400	1,714	2,114	649	1996	1985
23861 – 23929 McBean Parkway	9,035		—	4,164	3,973	8,501	3,973	12,665	16,638	2,275	1998	1981/1999
24355 Lyons Avenue	8,572		623	6,752	—	669	623	7,421	8,044	1,186	1998	1990
1330 Orange Ave (See Note C)	7,061		809	8,753	—	457	809	9,210	10,019	918	1998	1977/1985

Senior Care Facilities Arizona Properties:
31 West Maryland Avenue	4,218		800	3,847	—	893	800	4,740	5,540	980	1997	1951-1957
39 West Maryland Avenue	—		172	835	—	118	172	953	1,125	163	1998	1968

California Properties:
1645 Esplanade (See Note C)	—		159	636	—	2	159	638	797	60	2000	1960
18700 Burbank Blvd (See Note D)	8,690		2,350	8,035	—	348	2,350	8,383	10,733	938	2000	1989

Massachusetts Properties:
42 Prospect Avenue	(See Note A	)	1,048	4,609	—	1	1,048	4,610	5,658	1,319	1997	1957/65/78/85
32 Chestnut Street	(See Note A	)	1,319	9,307	—	894	1,319	10,201	11,520	1,457	1997	1985
34 Main Street	(See Note A	)	702	3,040	—	—	702	3,040	3,742	867	1997	1965/1985

Maryland Properties:
4922 La Salle Road	11,598		1,390	10,759	—	397	1,390	11,156	12,546	836	2002	1955-56/1976

Washington Properties:
3035 Cherry Street	2,261		100	3,216	—	69	100	3,285	3,385	641	1998	1954

Total	$174,171		$24,132	$123,456	$4,464	$43,116	$28,596	$166,572	$195,168	$42,241

G&L Hampden, LLC (See Note A)	12,910
G&L Tustin III, LLC (See Note B)	7,060
Per Above	174,171

Total encumbrances	$194,141

The changes in total real estate assets and accumulated depreciation for the years ended December 31 are as follows:

	Total Real Estate Assets				Accumulated Depreciation
	2003	2002	2001		2003	2002	2001
	(in thousands)				(in thousands)
Balance at beginning of year	$209,155	$199,882	$196,317	Balance at beg. of year	$39,439	$33,873	$28,208
Improvements and acquisitions	5,665	12,361	3,565	Depreciation	5,576	5,855	5,665
Dispositions	(19,652)	(3.088)	—	Dispositions	(2,774)	(289)	—

Balance at end of year	$195,168	$209,155	$199,882	Balance at end of year	$42,241	$39,439	$33,873

Note A: G&L	Hampden, LLC owns the following properties, which are security for a first trust deed: 42 Prospect Avenue, 32 Chestnut Street, and 34 Main Street.
Note B: G&L	Tustin III, LLC owns the following properties which are security for a first trust deed: 14591 Newport Avenue, 14642 Newport Avenue
Note C: This	building has been listed for sale and is included in Assets Held for Sale in the Company’s balance sheet.
Note D: This	building was sold in January 2004 and is included in Assets Held for Sale in the Company’s balance sheet.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G&L REALTY CORP.

Date: March 30, 2004	By:	/s/ David E. Hamer
David E. Hamer
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel M. Gottlieb Daniel M. Gottlieb	Chief Executive Officer, Co-Chairman of the Board and Director (Principal Executive Officer)	March 30, 2004

/s/ Steven D. Lebowitz Steven D. Lebowitz	President, Co-Chairman of the Board and Director	March 30, 2004

/s/ Richard L. Lesher Richard L. Lesher	Director	March 30, 2004

/s/ Charles P. Reilly Charles P. Reilly	Director	March 30, 2004

/s/ S. Craig Tompkins S. Craig Tompkins	Director	March 30, 2004