Form 10-Q
period 2004-03-31
G&L REALTY CORP
filed 2004-05-17
CIK 912240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 17, 2004, 710,199 shares of common stock of G&L Realty Corp. were outstanding.

G&L REALTY CORP.

G&L REALTY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Rental properties (Note 3):
Land	$23,544	$23,544
Buildings and improvements, net	100,166	101,425
Projects under development	1,548	989

Total rental properties	125,258	125,958
Assets held for sale (Note 3)	11,751	30,097
Cash and cash equivalents	15,949	11,950
Restricted cash	2,538	2,613
Tenant rent and reimbursements receivable, net	5,507	5,278
Unbilled rent receivable, net	2,522	2,584
Mortgage loans and notes receivable, net	1,407	764
Investments in unconsolidated affiliates (Note 6)	5,041	5,077
Deferred charges and other assets, net (Note 4)	3,949	3,896

TOTAL ASSETS	$173,922	$188,217

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Notes payable	$174,948	$179,379
Liabilities of assets held for sale (Note 3)	8,280	17,377
Accounts payable and other liabilities	5,202	5,836
Tenant security deposits	1,401	1,371

Total liabilities	189,831	203,963

Minority interest in consolidated affiliates	(1,392)	(1,453)

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 5):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred - 1,495,000 shares issued and outstanding	15	15
• Series B Preferred - 1,380,000 shares issued and outstanding	14	14
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding	7	7
Additional paid-in capital	40,827	40,827
Distributions in excess of net income	(50,266)	(50,042)
Notes receivable from stockholders	(5,114)	(5,114)

Total stockholders’ deficit	(14,517)	(14,293)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$173,922	$188,217

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Month Period Ended March 31,
	2004	2003
	(Unaudited)
REVENUES:
Rent	$5,716	$5,715
Patient revenues	6,736	5,899
Tenant reimbursements	830	701
Parking	419	369
Interest and loan fees	194	207
Other income	154	525

Total revenues	14,049	13,416

EXPENSES:
Property operations	1,925	1,957
Skilled nursing operations	6,158	5,409
Depreciation and amortization	1,206	1,203
Provision for doubtful accounts, notes and bonds receivable	59	279
Loss on sale of bonds receivable	—	120
Interest	2,705	3,399
General and administrative	1,038	953

Total expenses	13,091	13,320

Income from continuing operations before equity in (loss) earnings of unconsolidated affiliates, minority interest and income tax expense	958	96
Equity in (loss) earnings of unconsolidated affiliates (Note 6)	(99)	3,884
Minority interest in consolidated affiliates	(125)	71
Income tax expense	—	(23)

Income from continuing operations	734	4,028
Discontinued operations
Net income (loss) from operations of discontinued operations	247	(218)
Gain from sale of discontinued operations	586	—

Total income (loss) from discontinued operations	833	(218)

Net income	1,567	3,810
Dividends on preferred stock	(1,791)	(1,790)

Net (loss) income available to common stockholders	$(224)	$2,020

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Month Period Ended March 31,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,567	$3,810
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	1,217	1,547
Amortization of deferred loan costs	87	221
Gain from sale of discontinued operations	(586)	—
Loss on change in value of interest rate hedge	—	97
Minority interest	125	(71)
Equity in loss (earnings) of unconsolidated affiliates	99	(3,884)
Provision for doubtful accounts, notes and bonds receivable	59	279
Unbilled rent receivable, net	58	(54)
(Increase) decrease in:
Tenant rent and reimbursements receivable	(195)	359
Prepaid expense and other assets	104	(312)
Accrued interest and loan fees receivable	(143)	(144)
Increase (decrease) in:
Accounts payable and other liabilities	(316)	(587)
Tenant security deposits	29	30

Net cash provided by operating activities	2,105	1,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets	9,864	—
Sale of bonds receivable	—	720
Additions to buildings and improvements	(329)	(617)
Pre-acquisition costs, net	(217)	(1)
Projects under development	(561)	(378)
Leasing commissions	(23)	(11)
Investment in mortgage loans and notes receivable	(500)	—
Contributions to unconsolidated affiliates	(63)	(144)
Distributions from unconsolidated affiliates	—	2,917

Net cash provided by investing activities	8,171	2,486

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	—	8,200
Repayment of notes payable	(4,459)	(8,956)
Payment of deferred loan costs	(35)	(1,379)
Decrease (increase) in restricted cash	108	(31)
Distributions	(1,891)	(1,867)

Net cash used in financing activities	(6,277)	(4,033)

Continued…

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Month Period Ended March 31,
	2004	2003
	(Unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,999	(256)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,950	2,366

CASH AND CASH EQUIVALENTS, END OF PERIOD	$15,949	$2,110

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$2,734	$3,842

NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred distributions due to minority partner	$—	$15

Transfer from construction in progress to buildings and improvements	$309	$—

Disposition of notes payable upon sale of real estate assets	$8,687	$—

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

405 Bedford, LLC, a Delaware limited liability company (“405 Bedford”)

415 Bedford, LLC, a Delaware limited liability company (“415 Bedford”)

416 Bedford, LLC, a Delaware limited liability company (“416 Bedford”)

435 Bedford, LLC, a Delaware limited liability company (“435 Bedford”)

G&L 436 Bedford, LLC, a Delaware limited liability company (“436 Bedford”)

G&L Sherman Oaks, LLC, a Delaware limited liability company (Sherman Oaks”)

G&L 4150 Regents, LLC, a Delaware limited liability company (“Regents”)

*	Maryland Gardens, Hampden, Tustin, Holy Cross and Burbank are herein defined collectively as the “Financing Entities” and individually as the “Financing Entity”.

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

G&L Grabel, San Pedro, LLC (“San Pedro”)

G&L Penasquitos, LLC (“Penasquitos”)

Lakeview Associates, LLC (“Lakeview”)

Tustin Heritage Place, LLC (“Heritage Place”)

G&L Radius Realty, LLC (“Radius”)

San Pedro, Penasquitos, Eagle Run, Eagle Run, Inc., Lakeview, Heritage Place and Radius are herein collectively referred to as the “Unconsolidated Affiliates” and individually as an “Unconsolidated Affiliate.”

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

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company and its Subsidiaries. The interests in the Roxbury Partnership, the Operating Partnership and the Senior Care Partnership that are not owned by the Company, have been reflected as minority interests in the Operating and Senior Care Partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to the current year’s presentation.

The information presented as of and for the three-month periods ended March 31, 2004 and 2003 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that might be expected for the full fiscal year.

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

Recent accounting pronouncements - In December 2003, the FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

provisions of this interpretation apply to the first fiscal year or interim period beginning after March 15, 2004. The Company has completed an evaluation of all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46-R. These investments include real estate joint ventures with assets totaling $32.1 million as of March 31, 2004. The Company believes that its real estate joint ventures do not fall under the provisions of FIN 46-R and will not be consolidated, however, it is still evaluating the provisions of FIN 46-R and cannot make a definitive conclusion until it completes the evaluation.

3. BUILDINGS AND IMPROVEMENTS

Buildings and improvements consist of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Buildings and improvements	$122,991	$122,868
Tenant improvements	11,140	11,074
Furniture, fixtures and equipment	5,054	4,976

	139,185	138,918
Less accumulated depreciation and amortization	(39,019)	(37,493)

Total	$100,166	$101,425

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

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

As of March 31, 2004, the Company had listed for sale or was under contract to sell a total of three properties. The properties include a three-story, 40,000 square foot office and retail complex located in Coronado, California (“Coronado”), a 59-bed SNF in Chico, California (“Chico”) and a 10,000 square foot MOB located in Tustin, California (“Tustin”). For presentation purposes, the assets and liabilities relating to these properties have been included in assets held for sale and liabilities of assets held for sale, respectively, on the balance sheet. The following tables summarize assets held for sale and liabilities of assets held for sale as of March 31, 2004 and December 31, 2003:

Assets & Liabilities of Assets Held for Sale

As of March 31, 2004

	Chico	Coronado	Tustin	Total
		(in thousands)
Rental properties:
Land	$159	$809	$474	$1,442
Buildings and improvements, net	582	8,663	606	9,851
Projects under development	—	13	—	13

Total rental properties	741	9,485	1,080	11,306

Restricted cash	—	74	9	83
Tenant rent and reimbursements receivable, net	—	56	(19)	37
Unbilled rent receivable, net	—	42	135	177
Deferred charges and other assets, net	4	117	27	148

Total assets held for sale	$745	$9,774	$1,232	$11,751

LIABILITIES:
Notes Payable	$—	$7,041	$1,192	$8,233
Accounts payable and other liabilities	—	13	—	13
Tenant security deposits	—	34	—	34

Total liabilities of assets held for sale	$—	$7,088	$1,192	$8,280

Assets & Liabilities of Assets Held for Sale

As of December 31, 2003

	Chico	Irwindale	Tarzana	Coronado	Tustin	Total
	(in thousands)
Rental properties:
Land	$159	$1,260	$2,350	$809	$474	$5,052
Buildings and improvements, net	577	6,249	7,420	8,054	606	22,906
Projects under development	—	—	41	307	—	348

Total rental properties	736	7,509	9,811	9,170	1,080	28,306

Restricted cash	—	—	296	111	5	412
Tenant rent and reimbursements receivable, net	—	—	153	60	9	222
Unbilled rent receivable, net	—	365	—	37	136	538
Deferred charges and other assets, net	2	196	260	132	29	619

Total assets held for sale	$738	$8,070	$10,520	$9,510	$1,259	$30,097

LIABILITIES:
Notes payable	$—	$—	$8,690	$7,060	$1,199	$16,949
Accounts payable and other liabilities	3	—	336	(3)	—	336
Tenant security deposits	—	58	—	34	—	92

Total liabilities of assets held for sale	$3	$58	$9,026	$7,091	$1,199	$17,377

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4. DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

	March 31, 2004	December 31, 2003
	(in thousands)
Deferred loan costs	$2,804	$2,769
Pre-acquisition costs	217	141
Leasing commissions	1,474	1,452
Prepaid expense and other assets	1,074	1,036

	5,569	5,398
Less accumulated amortization	(1,620)	(1,502)

Total	$3,949	$3,896

5. STOCKHOLDERS’ DEFICIT

Distributions in excess of net income— The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders’ equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the three months ended March 31, 2004 and for the year ended December 31, 2003:

	March 31, 2004	December 31, 2003
	(in thousands)
Distributions in excess of net income at beginning of period	$(50,042)	$(37,895)
Net income during period	1,567	520
Less: Distributions declared	(1,791)	(12,667)

Distributions in excess of net income	$(50,266)	$(50,042)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in Note 1. The following table provides a summary of the Company’s investment in each of these entities as of March 31, 2004:

	Radius	San Pedro	Penasquitos	Heritage Place	Lakeview	Total
			(in thousands)
Balance at beginning of period	$1,182	$792	$(612)	$—	$751	$2,113
Equity in earnings (loss) of affiliates	31	(4)	(12)	—	(114)	(99)
Cash contributions	—	—	—	—	50	50
Cash distributions	—	—	—	—	—	—

Balance at end of period, before intercompany adjustments	1,213	788	(624)	—	687	2,064

Intercompany adjustments:
Receivable, net	—	960	297	14	1,706	2,977

Investment in unconsolidated affiliates	$1,213	$1,748	$(327)	$14	$2,393	$5,041

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the three months ended March 31, 2004:

	Radius	San Pedro	Penasquitos	Heritage Place	Lakeview	Total
			(in thousands)
Financial Position:
Land	$200	$2,011	$641	$750	$947	$4,549
Buildings	5,524	4,202	5,822	—	8,028	23,576
Other assets	1,340	471	1,207	238	731	3,987
Notes payable	(5,406)	(4,410)	(8,309)	(940)	(7,353)	(26,418)
Other liabilities	(264)	(1,192)	(624)	(48)	(1,164)	(3,292)

Net assets	$1,394	$1,082	$(1,263)	$—	$1,189	$2,402

Partner’s equity:
Company	$1,213	$788	$(624)	$—	$687	$2,064
Others	181	294	(639)	—	502	338

Total equity	$1,394	$1,082	$(1,263)	$—	$1,189	$2,402

Operations:
Revenues	$187	$243	$228	$—	$198	$856
Expenses	(145)	(248)	(252)	—	(427)	(1,072)

Net income (loss)	$42	$(5)	$(24)	$—	$(229)	$(216)

Allocation of net income (loss):
Company	$31	$(4)	$(12)	$—	$(114)	$(99)
Others	11	(1)	(12)	—	(115)	(117)

Net income (loss)	$42	$(5)	$(24)	$—	$(229)	$(216)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. SEGMENT INFORMATION

The Company’s business currently consists of the following segments:

•	Medical office buildings – These investments consist of 22 high quality MOBs, an office and retail facility and one parking facility totaling approximately 785,000 rentable square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

•	Skilled nursing facilities – These investments consist of eight SNFs and one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona. The SNFs are located in Hampden, Massachusetts; Phoenix, Arizona; Hoquiam, Washington; Hyattsville, Maryland and Chico, California. Seven of the SNFs and the apartment complex are owned 100% by the Company. The Company currently holds the operating license in three of the eight SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, all of the assets, liabilities, revenues and expenses of these SNFs are reflected in the condensed consolidated financial statements of the Company and the segment information provided below. The Company is required to pay the applicable corporate income tax on any net income produced by the SNFs located in Hampden, Massachusetts, although the Company’s REIT status will not be affected. In February 2004, the manager of these facilities received approval from the Massachusetts Department of Health to obtain the operating licenses for the three facilities from the Company. The manager subsequently entered into a lease agreement with the Company for these facilities effective on the date of the license transfers which occurred on April 1, 2004. Upon the transfer of the licenses, the Company will no longer reflect all of the assets, liabilities, revenues and expenses of these three SNFs in its consolidated financial statements. The Company will record rental income per the terms of the lease it entered into with the new owner of the operating licenses.

•	Assisted living facilities – These investments consist of two ALFs owned through joint ventures. The two ALFs contain 172 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs.

•	Debt obligations – These investments initially consisted of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. The Company is no longer in the business of lending money and has not originated any new loans since 2001. The Company is working to collect the balance of its loans that are currently outstanding, most of which have been partially or fully reserved. As of March 31, 2004, the Company had seven loans outstanding with a net book value of $1.4 million. One of the Company’s loans is an unsecured note due from one of its SNFs. For purposes of the segment information disclosure, that loan is reported under the Company’s skilled nursing facility segment.

The tables on the following pages reconcile the Company’s income and expense activity for the three months ended March 31, 2004 and 2003 and balance sheet data as of March 31, 2004.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2004 Reconciliation of Reportable Segment Information

For the three month period ended March 31, 2004

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
			(in thousands)
Revenue:
Rents, tenant reimb. and parking	$6,517	$448	$—	$—	$—	$6,695
Patient revenues	—	6,736	—	—	—	6,736
Interest and loan fees	7	7	—	166	14	194
Other income	47	8	—	—	99	154

Total revenues	6,571	7,199	—	166	113	14,049

Expenses:
Property operations	1,768	156	—	1	—	1,925
Skilled nursing operations	—	6,158	—	—	—	6,158
Depreciation and amortization	821	381	—	—	4	1,206
Provision for doubtful accounts, notes and bonds receivable	—	59	—	—	—	59
Interest	2,175	530	—	—	—	2,705
General and administrative	—	—	—	—	1,038	1,038

Total expenses	4,764	7,284	—	1	1,042	13,091

Income (loss) from operations	1,807	(85)	—	165	(929)	958
Equity in (loss) earnings of unconsolidated affiliates	(4)	31	(126)	—	—	(99)
Net income (loss) from operations of discontinued operations	287	(10)	(30)	—	—	247
Gain from sale of discontinued operations	333	—	253	—	—	586

Income (loss) from operations before minority interest	$2,423	$(64)	$97	$165	$(929)	$1,692

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2003 Reconciliation of Reportable Segment Information

For the three month period ended March 31, 2003

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
			(in thousands)
Revenue:
Rents, tenant reimb. and parking	$6,262	$523	$—	$—	$—	$6,785
Patient revenues	—	5,899	—	—	—	5,899
Interest and loan fees	1	7	—	189	10	207
Other income	983	19	(494)	—	17	525

Total revenues	7,246	6,448	(494)	189	27	13,416

Expenses:
Property operations	1,782	153	—	22	—	1,957
Skilled nursing operations	—	5,409	—	—	—	5,409
Depreciation and amortization	810	382	—	—	11	1,203
Provision for doubtful accounts, notes and bonds receivable	—	279	—	—	—	279
Loss on sale of bonds receivable	—	—	—	120	—	120
Interest	1,956	583	—	—	860	3,399
General and administrative	—	—	—	—	953	953

Total expenses	4,548	6,806	—	142	1,824	13,320

Income (loss) from operations	2,698	(358)	(494)	47	(1,797)	96
Equity in earnings of unconsolidated affil.	1,330	18	2,536	—	—	3,884
Net income (loss) from operations of discontinued operations	140	(11)	(347)	—	—	(218)
Corporate income tax expense	—	(23)	—	—	—	(23)

Income (loss) from operations before minority interest	$4,168	$(374)	$1,695	$47	$(1,797)	$3,739

2004 Reconciliation of Reportable Segment Information

As of March 31, 2004

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
			(in thousands)
Rental properties	$86,698	$38,386	$—	$—	$174	$125,258
Assets held for sale	11,006	745	—	—	—	11,751
Mortgage loans and notes receivable, net	—	268	—	1,139	—	1,407
Cash and cash equivalents	527	409	—	—	15,013	15,949
Restricted cash	1,739	740	—	—	59	2,538
Tenant rent and reimb. receivable, net	251	4,681	—	—	575	5,507
Unbilled rent receivable, net	2,522	—	—	—	—	2,522
Investment in unconsolidated affiliates	1,762	1,213	2,066	—	—	5,041
Deferred loan costs, net	1,677	575	—	—	—	2,252
Pre-acquisition costs	217	—	—	—	—	217
Deferred lease costs, net	406	—	—	—	—	406
Prepaid expense and other	839	235	—	—	—	1,074

Total assets	$107,644	$47,252	$2,066	$1,139	$15,821	$173,922

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

In addition, on April 4, 2002, a group of four former common stockholders of the Company filed an individual suit against the Company and its directors arising from the same conduct alleged in the putative class actions and the merger proposals made by those four stockholders in 2001. In Lyle Weisman, et al. v. G & L Realty Corp., et al., case number BC 271401, pending in the Superior Court of California, County of Los Angeles, the fourth amended complaint asserts claims against the individual directors for breach of fiduciary duty, fraud and violations of the California Corporations Code, sections 25400-25403 and 25500-25502. The fourth amended complaint also asserts a claim for unjust enrichment against Messrs. Gottlieb and Lebowitz and a claim for unfair competition under Business and Professions Code sections 17200 et seq. against Messrs. Gottlieb and Lebowitz and the Company. The Court previously dismissed with prejudice Plaintiffs’ claims for negligent and intentional interference with prospective economic advantage.

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

The Company is the guarantor on a $250,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner. In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa, Oklahoma. In order to facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma. The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. To date, the letter of credit has not been accessed. However, NVHF has defaulted on the December 2003 semi-annual interest payment to the holders of the subordinated B-bonds and the Company anticipates the letter of credit will be called upon by NVHF in order to make future interest payments on the secured debt. The Company is negotiating to replace the existing letter of credit with a new letter of credit under which the Company’s maximum liability would increase to approximately $410,000. The Company has a liability of $250,000 on its balance sheet as of March 31, 2004 related to this letter of credit.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In the third quarter of 2003, Lakeview, a joint venture in which the Company owns a 50% interest, received a one-year extension on a $6.4 million mortgage loan secured by the ALF that is owned by Lakeview. The Company, along with the Company’s joint venture partner, is a guarantor on the loan. The individual owners of the Company’s joint venture partner have also personally guaranteed the loan. The Company’s maximum liability under the guarantee is $6.2 million, the current balance on the loan, although the Company does not anticipate having to pay anything under this guarantee. The Company has recorded no liability on its balance sheet related to this guarantee as of March 31, 2004.

9. RELATED PARTY TRANSACTIONS

On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company’s Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company’s Common Stock was delisted from the New York Stock Exchange.

As part of the Merger, the Operating Partnership loaned $5.2 million to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, bear interest at an annual rate of Libor plus 7.5% and require monthly interest only payments. Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes. As of March 31, 2004, the outstanding principal balance on the notes was $5.11 million. For purposes of presentation in these consolidated financial statements, the $5.11 million balance has been reflected on the balance sheet as a deduction to stockholders’ equity.

10. ACQUISITIONS, DISPOSITIONS AND FINANCINGS

On January 26, 2004, the Company sold its membership interest in Tarzana for $1.7 million and recognized a net gain on sale of $0.3 million. Tarzana owned a two-story, 80-unit ALF located in Tarzana, California. On March 18, 2004, the Company sold a two-story, 48,000 square foot research and development building located in Irwindale, California for $8.85 million and received net proceeds of $8.5 million. The Company recognized a gain on sale of $0.3 million. The net proceeds from these sales are being held by the Company for new acquisitions, future stock dividends and general corporate purposes.

In the first quarter of 2004, the Company obtained a $3 million secured line of credit from US Bank. The line of credit is secured by a first deed of trust on land owned by the Company in Santa Clarita. As of May 17, 2004, the Company had no borrowings under the line of credit.

In February 2004, the Company received an extension on a loan from GMAC in the original amount of $13.9 million that was due on January 1, 2004 to July 1, 2004 with the option to extend for an additional six months to January 1, 2005. All other terms remained the same. On March 10, 2004, the Company made a principal payment of $3.6 million to GMAC on this loan in order to obtain the release of two of the three properties which secured the loan. As of March 31, 2004, the outstanding balance on this loan was $9.2 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s 2003 Annual Report on Form 10-K as previously filed with the SEC.

Information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ substantially from those anticipated by management. Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, the availability of financing, governmental regulations concerning, but not limited to, new construction and development, the creditworthiness of tenants and borrowers, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company’s investments which may be discussed elsewhere in this Quarterly Report on Form 10-Q and the Company’s 2003 Annual Report on Form 10-K as previously filed with the SEC.

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

Long-lived assets. The Company’s assets consist mainly of investments in real property. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. The Company recorded no impairment losses in the 1st quarter of 2004 or in 2003.

Results of Operations

Comparison of the Three Month Period Ended March 31, 2004 versus the Three Month Period Ended March 31, 2003.

Total revenues increased by $0.6 million, or 5%, from $13.4 million in the first quarter of 2003, to $14.0 million for the same period in 2004. The increase was due to an increase in patient revenues of $0.8 million and an increase in tenant reimbursements of $0.1 million. These increases were offset by a $0.3 million decrease in other income.

Patient revenues relating to the skilled nursing facilities located in Hampden, Massachusetts, which are operated by the Company, increased by $0.8 million, or 14% from $5.9 million in the first quarter of 2003, to $6.7 million for the same period in 2004. This increase was mainly due to increased occupancy and a higher percentage of Medicare patients for whom the government pays a higher reimbursement rate.

Rents, tenant reimbursements and parking revenues increased by $0.2 million, or 3%, from $6.8 million in the first quarter of 2003, to $7.0 million for the same period in 2004. Increased occupancy and rental rates along with tenants reimbursing the Company for a greater share of building and operating expenses per the terms of their lease agreements at the Company’s MOB properties accounted for this increase.

Other income decreased by $0.3 million, or 60%, from $0.5 million in the first quarter of 2003, to $0.2 million for the same period in 2004. This decrease was due to lease termination income recorded in 2003 associated with the early termination of a lease at the Company’s MOB located in San Diego, California.

Total expenses decreased by $0.2 million, or 2%, from $13.3 million for the three months ended March 31, 2003, to $13.1 million for the same period in 2004. The decrease was due to a decrease in interest expense of $0.7 million, a decrease in losses on the sale of bonds receivable of $0.1 million and a decrease in provisions for doubtful accounts of $0.2 million. These decreases were offset by an increase in general and administrative costs of $0.1 million as well as an increase in skilled nursing operation costs at the Company’s three SNFs located in Massachusetts of $0.7 million. Rising liability insurance and staffing costs at these SNFs were the primary reason for the increase in costs at the SNFs.

Interest expense decreased $0.7 million, or 21%, from $3.4 million for the three months ended March 31, 2003, to $2.7 million for the same period in 2004. $0.8 million of this decrease was due to the repayment of the Company’s $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock. An additional $0.1 million of this decrease was due to a first quarter 2003 decrease in the fair market value of the LIBOR interest rate cap associated with the $35 million loan. Also, an additional decrease of $0.2 million was due to pre-payment fees, incurred in the first quarter of 2003, relating to the early repayment of a $7.2 million loan secured by an MOB located in Beverly Hills, California. These decreases were offset by an increase in interest expense of $0.4 million due to the 2003 refinancing of four individual loans totaling $123.3 million.

General & administrative costs increased $0.1 million, or 11%, from $0.9 million for the three months ended March 31, 2003, to $1.0 million for the same period in 2004. This increase was attributed to an increase in corporate staffing costs as well as additional legal costs.

Provisions for doubtful accounts, notes and bonds receivable decreased by $0.2 million, or 67%, from $0.3 million for the three months ended March 31, 2003, to $0.1 million for the same period in 2004. This decrease is the result of a decrease in reserves associated with the Company’s SNF located in Hoquiam. Washington.

Equity in earnings of unconsolidated affiliates decreased $4.0 million for the three months ended March 31, 2004 compared to the same period in 2003. This decrease was partially due to the sale, in 2003, of a 23,000 square foot MOB located in Aliso Viejo, California in which the Company held a 50% interest. In the first quarter of 2003, the Company recognized a gain of approximately $1.3 million as a result of this sale. In addition, another joint venture, in which the Company held a 50% interest, sold an ALF located in Omaha, Nebraska during the first quarter of 2003. The Company recognized a gain of approximately $2.6 million as a result of the sale.

The Company recognized a net gain from discontinued operations in the amount of $0.6 million during the first quarter of 2004. The sale, in January 2004, of the Company’s membership interest in a joint venture that owned an 80-unit ALF located in Tarzana, California accounted for $0.3 million of this gain. In addition, the Company sold a two-story, 48,000 square foot research and development building located in Irwindale, California recognizing a gain of an additional $0.3 million.

Liquidity and Capital Resources

As of March 31, 2004, the Company had approximately $16 million of cash on hand. The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of its MOBs, SNFs and ALFs. The MOB properties produced net income of approximately $2.4 million before minority interests for the first quarter of 2004. The $2.4 million includes a $0.3 million gain on the sale of the Company’s 48,000 square foot research and development building located in Irwindale, California. The Company’s MOB properties contain approximately 785,000 rentable square feet and, as of March 31, 2004, were approximately 97.4% leased to over 400 tenants with lease terms typically ranging from three to ten years.

The ALFs produced approximately $0.1 million of net income for the first quarter of 2004 including a gain on the sale of $0.3 million of the Company’s membership interest in a joint venture that owned an ALF located in Tarzana, California. As of March 31, 2004, the Company owned two ALFs through joint ventures. Both ALFs have been listed for sale by the Company and its joint venture partners. The ALFs are leased to operators who manage the facilities for the Company. All of the leases are for five years or less with non-credit terms.

The SNFs produced a net loss of approximately $0.1 million for the first quarter of 2004. All of the SNFs, with the exception of the three SNFs located in Hampden, Massachusetts where the Company holds the operating licenses and has entered into a management agreement with a local operator and also the North Valley Nursing and Rehabilitation Center which is closed, are leased to operators who manage the facilities for the Company. In the event that the operators of the ALFs and SNFs are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facilities in order to keep them operating. If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions would likely be adversely affected.

The Company’s principal external sources of capital consist of various secured loans and selective asset sales. As of March 31, 2004, the Company had secured loans outstanding of approximately $183.2 million. In the first quarter of 2004, the Company obtained a $3 million secured line of credit from US Bank. The line of credit is secured by a first deed of trust on land owned by the Company in Santa Clarita. As of May 17, 2004, the Company had no borrowings under the line of credit. The Company has also been selling some of its assets in order to provide additional liquidity. During the first quarter of 2004, the Company received proceeds of $10.2 million from the sale of its membership interest in a joint venture that owned an 80-unit ALF located in Tarzana, California and the sale of a two-story, 48,000 square foot research and development building located in Irwindale, California and reserved such funds for new acquisitions, future stock dividends and for general corporate purposes. The Company’s 2004 asset sales are discussed below.

On January 26, 2004, the Company sold its membership interest in a joint venture that owned an 80-unit ALF located in Tarzana, California for $1.7 million in cash and recognized a net gain on sale of $0.3 million. The existing mortgage balance of $8.2 million along with an unsecured note payable of $0.5 million were assumed by the buyer.

On March 18, 2004, the Company sold a two-story, 48,000 square foot research and development building located in Irwindale, California for $8.85 million and received net proceeds of $8.5 million. The Company recognized a gain on sale of $0.3 million.

The Company is in the process of entering into a joint venture with respect to its 220-bed SNF in Maryland. The Company intends to contribute its 100% interest in the property to the joint venture for a 75% interest in the joint venture and the joint venture partner will contribute $1 million in cash for its 25% interest. The Company expects the joint venture to close in the second quarter of 2004.

As of May 17, 2004, the Company had listed for sale or was under contract to sell a total of three properties. The properties include a three-story, 40,000 square foot office and retail complex located in Coronado, California; a 59-bed nursing and rehabilitation center in Chico, California; and a 10,000 square foot MOB located in Tustin, California. The Company plans to use the net proceeds from these sales for new acquisitions, future common stock dividends and for general corporate purposes.

The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during the first quarter to holders of record on the first day of each month. The Company has paid no dividends to holders of the Company’s Common Stock during 2004.

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

Sources and Uses of Funds

The Company’s net cash provided by operating activities increased $0.8 million from $1.3 million for the three months ended March 31, 2003 to $2.1 million for the same period in 2004. The increase is due primarily to a decrease in equity in income of unconsolidated affiliates of $4.0 million. This increase was offset by a decrease in net income of $2.2 million, a $0.6 million increase in net gains from sale of discontinued operations as well as a $0.2 million decrease in provisions for doubtful accounts, notes and bonds receivable.

Net cash from investing activities increased $5.7 million, or 228%, from $2.5 million for the three months ended March 31, 2003 to $8.2 million for the same period in 2004. The increase was primarily due to an $9.9 million increase in sales of real estate assets. In the first quarter of 2004, the Company sold its membership interest in a joint venture that owned an ALF located in Tarzana, California as well as its research and development building located in Irwindale, California. This increase was partially offset by a decrease in distributions from unconsolidated affiliates of $2.9 million.

Net cash flows used in financing activities increased by approximately $2.3 million from $4.0 million for the three months ended March 31, 2003, to $6.3 million for the same period in 2004. The increase was due to an $8.2 million decrease in the notes payable proceeds offset by a $4.6 million decrease in the repayment of notes payable and a $1.3 million decrease in payments of deferred loan costs.

Off- Balance Sheet Arrangements

The Company is the guarantor on a $250,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner. In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa, Oklahoma. In order to facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma. The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. To date, the letter of credit has not been accessed. However, NVHF has defaulted on the December 2003 semi-annual interest payment to the holders of the subordinated B-bonds and the Company anticipates the letter of credit will be called upon by NVHF in order to make future interest payments on the secured debt. The Company is negotiating to replace the existing letter of credit with a new letter of credit under which the Company’s maximum liability would increase to approximately $410,000. The Company has a liability of $250,000 on its balance sheet as of March 31, 2004 related to the existing letter of credit.

The Company is a guarantor on a $6.2 million mortgage loan secured by an ALF that is owned by a joint venture in which the Company owns a 50% interest. A corporate guaranty on a short-term mortgage loan is a usual and customary requirement by lenders in the industry. The Company’s joint venture partner is also a guarantor on the loan. The individual owners of the Company’s joint venture partner have also personally guaranteed the loan. The Company’s maximum liability under the guarantee is $6.2 million, the current balance on the loan, although the Company does not anticipate having to pay anything under this guarantee. The Company has recorded no liability on its balance sheet related to this guarantee as of March 31, 2004.

As of March 31, 2004, the Company had investments in five unconsolidated joint ventures totaling $5.0 million. All of the unconsolidated joint ventures were formed for the purpose of acquiring and owning real estate assets. Per the terms of the joint venture agreements, the Company could be required to advance additional funds to these joint ventures if the operating activities of the joint ventures are insufficient to satisfy the obligations of the joint ventures. Any additional funds advanced to the joint ventures are treated as additional equity contributions and are recorded as an investment in unconsolidated affiliates on the Company’s balance sheet.

Contractual Obligations

On January 26, 2004, the Company sold its membership interest in Tarzana for $1.7 million. The buyer assumed the existing mortgage and unsecured obligations totaling $8.7 million relieving the Company of any future obligations under these two obligations. On March 10, 2004, the Company made a principal payment of $3.6 million on one of its variable rate mortgage loans in order to obtain the release of collateral of two of the three properties that secured the loan. There were no other material changes in the first quarter of 2004 compared to the Company’s contractual obligations as of December 31, 2003. As of March 31, 2004, the Company had the following contractual obligations outstanding:

	2004	2005	2006	2007	2008	Thereafter	Total
			(in thousands)
Obligations:

Fixed rate mortgage debt:
Interest	$7,535	$9,865	$9,697	$9,519	$8,890	$29,635	$75,141
Principal	1,891	2,662	2,829	3,008	18,836	138,508	167,734

Variable rate mortgage debt:
Principal (1)	9,185	4,196					13,381

Line of credit:
Principal (1)		2,066					2,066

	$18,611	$18,789	$12,526	$12,527	$27,726	$168,143	$258,322

(1)	The Company cannot reasonably determine the future interest obligations associated with its variable rate debt and line of credit due to the variable interest rates associated with these loans.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after March 15, 2004. The Company has completed an evaluation of all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46-R. These investments include real estate joint ventures with assets totaling $32.1 million as of March 31, 2004. The Company believes that its real estate joint ventures do not fall under the provisions of FIN 46-R and will not be consolidated, however, it is still evaluating the provisions of FIN 46-R and cannot make a definitive conclusion until it completes the evaluation.

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

The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company’s 2003 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three month periods ended March 31, 2004 and 2003.

G&L REALTY CORP.

FUNDS FROM OPERATIONS AND ADDITIONAL DATA

(Unaudited)

	For the Three Month Period Ended March 31,
	2004	2003
	(in thousands)
Funds from Operations(1)
Net income	$1,567	$3,810
Depreciation of real estate assets	990	1,310
Amortization of deferred lease costs	48	61
Gain from sale of discontinued operations	(586)	—
Gains from sale of unconsolidated affiliates	—	(3,963)
Depreciation from unconsolidated affiliates	111	171
Adjustment for minority interest in consolidated affiliates	(25)	(38)
Dividends on preferred stock	(1,791)	(1,790)

Funds from Operations(1)	$314	$(439)

Additional Data
Cash flows:
Operating activities	$2,105	$1,291
Investing activities	16,858	2,486
Financing activities	(14,964)	(4,033)

Capital expenditures
Building improvements	$171	$293
Tenant improvements	76	258
Furniture, fixtures & equipment	82	66
Leasing commissions	23	11

Depreciation and amortization
Depreciation of real estate assets	$990	$1,310
Depreciation of non-real estate assets	166	163
Amortization of deferred lease costs	48	61
Amortization of deferred licensing costs	13	13
Amortization of capitalized financing costs	88	221

Accrued rent in excess of billed rent	$(57)	$53

1)	FFO represents net income (computed in accordance with GAAP, consistently applied), excluding extraordinary items and gains (or losses) from sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company’s operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of March 31, 2004, approximately 8% of the Company’s notes payable bear interest at a rate indexed to the one-month LIBOR rate or Prime Rate. The tables below provide information as of March 31, 2004 and December 31, 2003 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of March 31, 2004 and December 31, 2003.

	PRINCIPAL MATURING IN:							Fair Market Value March 31, 2004
	As of March 31, 2004
	2004	2005	2006	2007	2008	Thereafter	Total
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$1,891	$2,662	$2,829	$3,008	$18,836	$138,508	$167,734	$189,316
Average interest rate	5.92%	5.92%	5.92%	5.92%	5.92%	5.73%	5.89%

Variable rate	9,185	4,196					13,381	13,381
Average interest rate	6.15%	5.37%					6.04%

Line of credit:
Variable rate		2,066					2,066	2,066
Average interest rate		6.00%					6.00%

	$11,076	$8,924	$2,829	$3,008	$18,836	$138,508	$183,181	$204,763

The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon the prevailing LIBOR market interest rate and the Prime Rate. Based upon interest rates as of March 31, 2004, a 1% increase in the LIBOR rate and the Prime Rate would decrease future earnings by $154,000 annually, and decrease future cash flow by $63,000 annually. A 1% decrease in the LIBOR rate and the Prime Rate would increase future earnings by $154,000 annually, and increase future cash flow by $63,000 annually. A 1% change in the LIBOR rate and the Prime Rate would not have a material impact on the fair value of the Company’s debt.

	PRINCIPAL MATURING IN:							Fair Market Value December 31, 2003
	As of December 31, 2004
	2004	2005	2006	2007	2008	Thereafter	Total
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,565	$2,752	$2,927	$3,112	$18,949	$146,708	$177,013	$202,829
Average interest rate	5.98%	5.98%	5.98%	5.98%	5.92%	5.81%	5.94%

Variable rate	12,910	4,218					17,128	17,128
Average interest rate	6.22%	5.37%					6.17%

Line of credit:
Variable rate		2,186					2,186	2,186
Average interest rate		6.00%					6.00%

	$15,475	$9,156	$2,927	$3,112	$18,949	$146,708	$196,327	$222,143

The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate and the Prime Rate. Based upon interest rates as of December 31, 2003, a 1% increase in the LIBOR rate and the Prime Rate would decrease future earnings by $193,000 and future cash flow would decrease by $64,000. A 1% decrease in the LIBOR rate and the Prime Rate would increase future earnings by $193,000 and future cash flow would increase by $64,000. A 1% change in the LIBOR rate and the Prime Rate would not have a material impact on the fair value of the Company’s debt.

Item 4. CONTROLS AND PROCEDURES

The Company evaluated the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) at the end of the quarterly period covered by this report. This evaluation was performed by the Company’s Chief Accounting Officer, its President and its Chief Executive Officer. Based on this evaluation, the certifying officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the quarterly period covered by this report. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings.

Neither the Company or any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of MOBs, SNFs, ALFs, parking facilities, and retail space is currently a party to any material litigation, except as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities.

None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Submission of Matters to a Vote of Security Holders.

None.

Item 5	Other Information.

None.

Item 6	Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the three month period ended March 31, 2004.

(a)	Exhibits

Exhibit No.	Note	Description
2.1	(6)	The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp.

2.2	(7)	Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated September 28, 2001.

2.3	(8)	Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated October 26, 2001.

2.4	(10)	Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

3.1	(1)	Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.2	(3)	Amended and Restated Bylaws of G&L Realty Corp.

10.3	(2)	Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.3.2	(9)	Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

10.5	(1)	Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.9.2	(1)	Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

10.11	(1)	Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

10.77	(4)	Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

10.78	(4)	Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers Corp. as Tenant dated December 1, 1998.

10.79	(4)	Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively “Guarantor”) in favor of G&L Coronado, LLC (“Landlord”).

10.81	(5)	Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender.

10.82	(9)	Credit Agreement among G&L Realty Partnership, L.P., G&L Partnership, LLC, the Several Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001

10.83	(9)	Guarantee and Collateral Agreement made by Daniel M. Gottlieb, Steven D. Lebowitz, G&L Realty Corp. and G&L Realty Partnership, L.P. in favor of GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001.

21		List of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350

32.2		Certification Pursuant to 18 U.S.C. Section 1350

1)	Previously filed as an exhibit of like number to the Registrant’s Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.

2)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
3)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.
4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.
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

G&L REALTY CORP.

Date: May 17, 2004	By:	/s/ David E. Hamer
David E. Hamer
Chief Accounting Officer