Form 10-Q
period 2004-06-30
G&L REALTY CORP
filed 2004-08-16
CIK 912240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 16, 2004, 710,199 shares of common stock of G&L Realty Corp. were outstanding.

G&L REALTY CORP.

G&L REALTY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS

Rental properties (Note 3):
Land	$24,924	$24,353
Buildings and improvements, net	114,545	109,479
Projects under development	2,068	1,296

Total rental properties	141,537	135,128
Assets held for sale (Note 3)	1,234	20,587
Cash and cash equivalents	14,349	11,950
Restricted cash	3,415	2,724
Tenant rent, reimbursements and other receivables, net	3,084	5,338
Unbilled rent receivable, net	2,524	2,620
Mortgage loans and notes receivable, net	1,879	764
Investments in unconsolidated affiliates (Note 6)	4,994	5,077
Deferred charges and other assets, net (Note 4)	4,005	4,029

TOTAL ASSETS	$177,021	$188,217

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Notes payable	$186,869	$186,439
Liabilities of assets held for sale (Note 3)	1,193	10,285
Accounts payable and other liabilities	4,992	5,834
Tenant security deposits	1,440	1,405

Total liabilities	194,494	203,963
Minority interest in consolidated affiliates	(1,227)	(1,453)
STOCKHOLDERS’ EQUITY (Note 5):
Preferred shares—$.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred—1,495,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003	15	15
• Series B Preferred—1,380,000 shares issued and outstanding as of June 30, 2004 and December 31, 2003	14	14
Common shares—$.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of June 30, 2004 and December 31, 2003	7	7
Additional paid-in capital	40,827	40,827
Distributions in excess of net income	(51,995)	(50,042)
Notes receivable from stockholders	(5,114)	(5,114)

Total stockholders’ deficit	(16,246)	(14,293)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$177,021	$188,217

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2004	2003	2004	2003
	(Unaudited)
REVENUES:
Rent	$7,063	$5,931	$13,092	$11,949
Patient revenues (Note 7)	—	6,337	6,736	12,236
Tenant reimbursements	948	794	1,860	1,575
Parking	441	411	861	784
Interest and loan fees	211	192	405	399
Other income	301	72	455	597

Total revenues	8,964	13,737	23,409	27,540

EXPENSES:
Property operations	2,107	2,059	4,061	4,103
Skilled nursing operations	—	5,843	6,287	11,252
Depreciation and amortization	1,574	960	2,782	2,264
Provision for doubtful accounts, notes and bonds receivable	852	114	911	393
Loss on sale of bonds receivable	—	—	—	120
Interest	2,831	8,112	5,661	11,637
General and administrative	1,218	879	2,256	1,832

Total expenses	8,582	17,967	21,958	31,601

Income (loss) from continuing operations before equity in (loss) earnings of unconsolidated affiliates, minority interest and income tax expense	382	(4,230)	1,451	(4,061)
Equity in (loss) earnings of unconsolidated affiliates (Note 6)	(64)	(84)	(163)	3,800
Minority interest in consolidated affiliates	(136)	(81)	(261)	(10)
Income tax expense	—	(22)	—	(45)
Income (loss) from continuing operations	182	(4,417)	1,027	(316)

Discontinued operations
Net income (loss) from operations of discontinued operations	26	(267)	162	(558)
(Loss) gain from sale of discontinued operations	(147)	—	439	—

Total (loss) income from discontinued operations	(121)	(267)	601	(558)

Net income (loss)	61	(4,684)	1,628	(874)
Dividends on preferred stock	(1,790)	(1,791)	(3,581)	(3,581)

Net loss available to common stockholders	$(1,729)	$(6,475)	$(1,953)	$(4,455)

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Month Period Ended June 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,628	$(874)
Adjustments to reconcile net income (loss) to net cash provided by Operating activities:
Depreciation and amortization	2,791	2,749
Amortization of deferred loan costs	181	385
Gain from sale of discontinued operations	(439)	—
Write-off of deferred loan costs	—	272
Loss on sale of bonds receivable	—	120
Loss on change in value of interest rate hedge	—	319
Minority interests	261	10
Equity in loss (earnings) of unconsolidated affiliates	163	(3,800)
Provision for doubtful accounts, notes and bonds receivable	911	393
Unbilled rent receivable, net	98	(10)
(Increase) decrease in:
Tenant rent and reimbursements receivable	1,712	(946)
Prepaid expense and other assets	330	(34)
Accrued interest and loan fees receivable	(255)	(239)
Increase (decrease) in:
Accounts payable and other liabilities	(529)	823
Tenant security deposits	34	46

Net cash provided by (used in) operating activities	6,886	(786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets	10,469	—
Sale of bonds receivable	—	600
Purchase of real estate assets	(7,661)	(3,932)
Additions to buildings and improvements	(507)	(1,105)
Pre-acquisition costs, net	(227)	6
Projects under development	(1,039)	(546)
Leasing commissions	(41)	(49)
Investment in mortgage loans and notes receivable	(1,140)	—
Contributions to unconsolidated affiliates	(80)	(159)
Distributions from unconsolidated affiliates	—	2,924

Net cash used in investing activities	(226)	(2,261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	7,600	64,425
Repayment of notes payable	(7,187)	(55,492)
Payment of deferred loan costs	(332)	(909)
Increase in restricted cash	(690)	(458)
Minority interest equity contribution	130	—
Distributions	(3,782)	(4,535)

Net cash (used in) provided by financing activities	(4,261)	3,031

Continued

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Month Period Ended June 30,
	2004	2003
	(Unaudited)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,399	(16)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,950	2,366

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,349	$2,350

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$5,649	$7,535

Cash paid during the period for mortgage loan prepayment penalties	$—	$4,719

NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred distributions due to minority partner	$—	$63

Transfer from construction in progress to buildings and improvements	$309	$—

Assumption of notes payable by buyer upon sale of real estate assets	$8,687	$—

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

415 Bedford, LLC, a Delaware limited liability company (“415 Bedford”)

416 Bedford, LLC, a Delaware limited liability company (“416 Bedford”)

435 Bedford, LLC, a Delaware limited liability company (“435 Bedford”)

G&L 436 Bedford, LLC, a Delaware limited liability company (“436 Bedford”)

G&L Sherman Oaks, LLC, a Delaware limited liability company (Sherman Oaks”)

G&L 4150 Regents, LLC, a Delaware limited liability company (“Regents”)

Palm Valley Senior Care, LLC, an Arizona limited liability company (“Palm Valley”)

*	Maryland Gardens, Hampden, Tustin and Holy Cross are herein defined collectively as the “Financing Entities” and individually as the “Financing Entity”.

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

References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Senior Care Partnership, the Medical Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 32.81% partnership interest and is the sole general partner), Tarzana (in which the Senior Care

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Partnership owned a 85% membership interest until January 26, 2004 when the Company sold its membership interest), Palm Valley (in which the Senior Care Partnership owns a 75% membership interest) and Hoquiam, Lyons, Coronado, Massachusetts, Aspen, Tustin II, Tustin III, St. Thomas More, St. Thomas More, Inc., 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks and Regents (in which the Operating Partnership or the Senior Care Partnership own a 100% interest).

In addition to the Subsidiaries, the Company also owns interests in various unconsolidated affiliates. Although the Company’s investment represents a significant portion of the capital of such unconsolidated affiliates and the Company exercises influence over the activities of these entities, either the affiliates are not considered variable interest entities or the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of these entities in the consolidated financial statements of the Company. The entities in which the Company has unconsolidated financial interests are as follows:

G&L Grabel, San Pedro, LLC (“San Pedro”)

G&L Penasquitos, LLC (“Penasquitos”)

Lakeview Associates, LLC (“Lakeview”)

Tustin Heritage Place, LLC (“Heritage Place”)

G&L Radius Realty, LLC (“Radius”)

San Pedro, Penasquitos, Lakeview, Heritage Place and Radius are herein collectively referred to as the “Unconsolidated Affiliates” and individually as an “Unconsolidated Affiliate.”

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

Basis of Presentation - The accompanying condensed consolidated financial statements include the accounts of the Company and its Subsidiaries. The interests in the Roxbury Partnership, Palm Valley, the Operating Partnership and the Senior Care Partnership that are not owned by the Company, have been reflected as minority interests in the Operating and Senior Care Partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation. Prior year amounts have been reclassified to conform to the current year’s presentation.

The information presented as of and for the six-month periods ended June 30, 2004 and 2003 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of results that might be expected for the full fiscal year.

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

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Recent accounting pronouncements - In December 2003, the FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period ending after March 15, 2004. The Company has completed an evaluation of all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46-R and has concluded that its unconsolidated real estate joint ventures do not fall under the provisions of FIN 46-R. These investments include real estate joint ventures with assets totaling $31.9 million as of June 30, 2004.

3.        BUILDINGS AND IMPROVEMENTS

Buildings and improvements consist of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Buildings and improvements	$139,183	$131,997
Tenant improvements	11,315	11,129
Furniture, fixtures and equipment	5,506	5,003

	156,004	148,129
Less accumulated depreciation and amortization	(41,459)	(38,650)

Total	$114,545	$109,479

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

As of June 30, 2004, the Company was under contract to sell its 10,000 square foot MOB located in Tustin, California (“Tustin”) for $3.58 million which would produce a net gain on sale of approximately $2.1 million. On January 26, 2004, the Company sold its membership interest in a two-story, 80-unit ALF located in Tarzana, California (“Tarzana”) for $1.7 million and recognized a net gain on sale of $0.3 million. On March 18, 2004, the Company sold a two-story, 48,000 square foot research and development building located in Irwindale, California (“Irwindale”) for $8.85 million recognizing a net gain on sale of $0.3 million. On June 9, 2004, the Company sold a 59-bed SNF in Chico, California (“Chico”) for $0.7 million recognized a net loss on sale of $0.2 million. For presentation purposes, the assets and liabilities relating to Tustin have been included in assets held for sale and liabilities of assets held for sale, respectively, on the balance sheet as of June 30, 2004, and the assets and liabilities relating to Chico, Irwindale, Tarzana and Tustin have been included in assets held for sale and liabilities of assets held for sale, respectively, on the balance sheet as of December 31, 2003. Tustin was sold on August 2, 2004 (See Note 11 below). The following tables summarize assets held for sale and liabilities of assets held for sale as of June 30, 2004 and December 31, 2003:

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Assets and Liabilities of Assets Held for Sale

June 30, 2004

(In thousands)

Tustin
Rental properties:
Land	$474
Buildings and improvements, net	606

Total rental properties	1,080
Restricted cash	4
Tenant rent and reimbursements receivable, net	(19)
Unbilled rent receivable, net	135
Deferred charges and other assets, net	34

Total assets held for sale	$1,234

LIABILITIES:
Notes payable	$1,184
Accounts payable and other liabilities	9

Total liabilities of assets held for sale	$1,193

Assets and Liabilities of Assets Held for Sale

December 31, 2003

(In thousands)

	Chico	Irwindale	Tarzana	Tustin	Total
Rental properties:
Land	$159	$1,260	$2,350	$474	$4,243
Buildings and improvements, net	577	6,249	7,420	606	14,852
Projects under development	—	—	41	—	41

Total rental properties	736	7,509	9,811	1,080	19,136
Restricted cash	—	—	296	5	301
Tenant rent and reimbursements receivable, net	—	—	153	9	162
Unbilled rent receivable, net	—	365	—	136	501
Deferred charges and other assets, net	2	196	260	29	487

Total assets held for sale	$738	$8,070	$10,520	$1,259	$20,587

LIABILITIES:
Notes payable	$—	$—	$8,690	$1,199	$9,889
Accounts payable and other liabilities	3	—	336	—	339
Tenant security deposits	—	57	—	—	57

Total liabilities of assets held for sale	$3	$57	$9,026	$1,199	$10,285

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.        DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

	June 30, 2004	December 31, 2003
	(in thousands)
Deferred loan costs	$3,233	$2,901
Pre-acquisition costs	227	141
Leasing commissions	1,537	1,514
Prepaid expense and other assets	832	1,061

	5,829	5,617
Less accumulated amortization	(1,824)	(1,588)

Total	$4,005	$4,029

5.        STOCKHOLDERS’ EQUITY

Distributions in excess of net income— The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders’ equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the six months ended June 30, 2004 and for the year ended December 31, 2003:

	June 30, 2004	December 31, 2003
	(in thousands)
Distributions in excess of net income at beginning of period	$(50,042)	$(37,895)
Net income during period	1,628	520
Less: Distributions declared	(3,581)	(12,667)

Distributions in excess of net income	$(51,995)	$(50,042)

The Company has retained an investment banking firm to advise it on the possible issuance of a new series of preferred stock, the proceeds of which would be used, in significant part, to redeem the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock. If market conditions permit, the Company anticipates that the issuance and redemption would occur during 2004.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6.        INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in Note 1. The following table provides a summary of the Company’s investment in each of these entities as of June 30, 2004. (In thousands).

	Radius	San Pedro	Penasquitos	Heritage Place	Lakeview	Total
Balance at beginning of period	$978	$636	$(612)	$—	$751	$1,753
Equity in earnings (loss) of affiliates	54	(2)	(43)	—	(172)	(163)
Cash contributions	—	—	—	—	75	75
Cash distributions	—	—	—	—	—	—

Balance at end of period, before intercompany adjustments	1,032	634	(655)	—	654	1,665

Intercompany adjustments:
Receivable, net	204	1,097	297	14	1,717	3,329

Investment in unconsolidated affiliates	$1,236	$1,731	$(358)	$14	$2,371	$4,994

As of August 16, 2004, the ALF owned by Lakeview was under contract to be sold for $10.6 million and Penasquitos is expected to enter into a contract within the next week to sell its ALF for $10.1 million.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the six months ended June 30, 2004. (In thousands).

	Radius	San Pedro	Penasquitos	Heritage Place	Lakeview	Total
Financial Position:
Land	$200	$2,011	$641	$750	$947	$4,549
Buildings	5,481	4,048	5,775	—	7,969	23,273
Other assets	1,382	601	1,153	238	712	4,086
Notes payable	(5,395)	(4,382)	(8,294)	(940)	(7,288)	(26,299)
Other liabilities	(283)	(1,240)	(600)	(48)	(1,216)	(3,387)

Net assets	$1,385	$1,038	$(1,325)	$—	$1,124	$2,222

Partner’s equity:
Company	$1,032	$634	$(655)	$—	$654	$1,665
Others	353	404	(670)	—	470	557

Total equity	$1,385	$1,038	$(1,325)	$—	$1,124	$2,222

Operations:
Revenues	$372	$521	$419	$—	$396	$1,708
Expenses	(300)	(505)	(505)	—	(740)	(2,050)

Net income (loss)	$72	$16	$(86)	$—	$(344)	$(342)

Allocation of net income (loss):
Company	$54	$(2)	$(43)	$—	$(172)	$(163)
Others	18	18	(43)	—	(172)	(179)

Net income (loss)	$72	$16	$(86)	$—	$(344)	$(342)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7.        SEGMENT INFORMATION

The Company’s business currently consists of the following segments:

•	Medical office buildings – These investments consist of 22 high quality MOBs, an office and retail facility and one parking facility totaling approximately 785,000 rentable square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

•	Skilled nursing facilities – These investments consist of eight SNFs and one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona. The SNFs are located in Massachusetts, Arizona, Washington and Maryland. Six of the SNFs and the apartment complex are owned 100% by the Company. The Company previously held the operating license in three of the eight SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, from March 15, 2000 through March 31, 2004, all of the assets, liabilities, revenues and expenses of these SNFs were reflected in the condensed consolidated financial statements of the Company and the segment information provided below. The Company was required to pay the applicable corporate income tax on any net income produced by the SNFs located in Hampden, Massachusetts, although the Company’s REIT status was not affected. In February 2004, the manager of these facilities received approval from the Massachusetts Department of Health to obtain the operating licenses for the three facilities from the Company. The manager subsequently entered into lease agreements with the Company for these facilities effective on the date of the license transfers which occurred on April 1, 2004. Subsequent to the transfer of the licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements. The Company records rental income per the terms of the lease it entered into with the new owner of the operating licenses.

•	Assisted living facilities – These investments consist of two ALFs owned through joint ventures. The two ALFs contain 172 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. As of August 16, 2004, the ALF owned by Lakeview was under contract to be sold for $10.6 million and Penasquitos is expected to enter into a contract within the next week to sell its ALF for $10.1 million.

•	Debt obligations – These investments initially consisted of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. The Company is no longer in the business of lending money and has not originated any new loans since 2001. The Company is working to collect the balance of its loans that are currently outstanding, most of which have been partially or fully reserved. As of June 30, 2004, the Company had seven loans outstanding with a net book value of $1.9 million. One of the Company’s loans is an unsecured note due from one of its SNFs. For purposes of the segment information disclosure, the loan is reported under the Company’s skilled nursing facility segment.

The tables on the following pages reconcile the Company’s income and expense activity for the six months ended June 30, 2004 and 2003 and balance sheet data as of June 30, 2004.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2004 Reconciliation of Reportable Segment Information

For the six months ended June 30, 2004

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$13,947	$1,866	$—	$—	$—	$15,813
Patient revenues	—	6,736	—	—	—	6,736
Interest and loan fees	15	80	—	263	47	405
Other income	124	9	—	—	322	455

Total revenues	14,086	8,691	—	263	369	23,409

Expenses:
Property operations	3,804	248	—	9	—	4,061
Skilled nursing operations	—	6,287	—	—	—	6,287
Depreciation and amortization	1,990	784	—	—	8	2,782
Provision for doubtful accounts and notes receivable	110	531	—	270	—	911
Interest	4,599	1,062	—	—	—	5,661
General and administrative	—	—	—	—	2,256	2,256

Total expenses	10,503	8,912	—	279	2,264	21,958

Income (loss) from operations	3,583	(221)	—	(16)	(1,895)	1,451
Equity in (loss) earnings of unconsolidated affiliates	(2)	54	(215)	—	—	(163)
Net income (loss) from operations of discontinued operations	204	(12)	(30)	—	—	162
Gain (loss) from sale of discontinued operations	333	(147)	253	—	—	439

Income (loss) from operations before minority interests	$4,118	$(326)	$8	$(16)	$(1,895)	$1,889

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

2003 Reconciliation of Reportable Segment Information

For the six months ended June 30, 2003

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$13,261	$1,047	$—	$—	$—	$14,308
Patient revenues	—	12,236	—	—	—	12,236
Interest and loan fees	19	14	—	356	10	399
Other income	1,026	31	(494)	—	34	597

Total revenues	14,306	13,328	(494)	356	44	27,540

Expenses:
Property operations	3,758	263	—	82	—	4,103
Skilled nursing operations	—	11,252	—	—	—	11,252
Depreciation and amortization	1,490	754	—	—	20	2,264
Provision for doubtful accounts and notes receivable	—	393	—	—	—	393
Loss on sale of bonds receivable	—	—	—	120	—	120
Interest	8,377	1,213	—	—	2,047	11,637
General and administrative	—	—	—	—	1,832	1,832

Total expenses	13,625	13,875	—	202	3,899	31,601

Income (loss) from operations	681	(547)	(494)	154	(3,855)	(4,061)
Equity in earnings of unconsolidated affiliates	1,359	18	2,423	—	—	3,800
Net income (loss) from operations of discontinued operations	157	(23)	(692)	—	—	(558)
Corporate income tax expense	—	(45)	—	—	—	(45)

Income (loss) from operations before minority interests	$2,197	$(597)	$1,237	$154	$(3,855)	$(864)

2004 Reconciliation of Reportable Segment Information

As of June 30, 2004

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Rental properties, net	$95,482	$45,885	$—	$—	$170	$141,537
Assets held for sale	1,234	—	—	—	—	1,234
Mortgage loans and notes receivable, net	—	268	—	1,611	—	1,879
Cash and cash equivalents	300	122	—	—	13,927	14,349
Restricted cash	2,456	900	—	—	59	3,415
Tenant rent and reimb. receivable, net	178	2,071	—	—	835	3,084
Unbilled rent receivable, net	2,524	—	—	—	—	2,524
Investment in unconsolidated affiliates	1,731	1,236	2,027	—	—	4,994
Pre-acquisition costs	227	—	—	—	—	227
Deferred loan costs, net	1,708	826	—	—	—	2,534
Deferred lease costs, net	412	—	—	—	—	412
Prepaid expense and other	667	165	—	—	—	832

Total assets	$106,919	$51,473	$2,027	$1,611	$14,991	$177,021

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

8.        COMMITMENTS AND CONTINGENCIES

Neither the Company, the Operating Partnership, the Financing Entities, the Subsidiaries, the Roxbury Partnership, Valencia, Hoquiam, Lyons, Coronado, Massachusetts, Aspen, Tustin II, Tustin III, St. Thomas More, St. Thomas More, Inc., 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks, Regents, the Unconsolidated Affiliates nor any of the assets within their portfolios of MOBs, parking facilities, and retail space (the “Properties”) is currently a party to any material litigation, except as discussed below.

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

In addition, on April 4, 2002, a group of four former common stockholders of the Company filed an individual suit against the Company and its directors arising from the same conduct alleged in the putative class actions and the merger proposals made by those four stockholders in 2001. In Lyle Weisman, et al. v. G & L Realty Corp., et al., case number BC 271401, pending in the Superior Court of California, County of Los Angeles, asserts claims against the individual directors for breach of fiduciary duty, fraud and violations of the California Corporations Code, sections 25400-25403 and 25500-25502. The fourth amended complaint also asserts a claim for unjust enrichment against Messrs. Gottlieb and Lebowitz and a claim for unfair competition under Business and Professions Code sections 17200 et seq. against Messrs. Gottlieb and Lebowitz and the Company. The Court previously dismissed with prejudice Plaintiffs’ claims for negligent and intentional interference with prospective economic advantage.

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

The Company and the director defendants have reached a preliminary settlement of the California class actions providing for a class settlement and release of claims and entry of judgment dismissing the action with prejudice. The Company and its directors have also reached a preliminary settlement of the Weisman suit also providing for a release of claims and entry of judgment dismissing the action with prejudice. The total payment in settlement of these suits would be $1.25 million, of which approximately $1 million would be paid from insurance. The class settlement would be subject to court approval, and it is contemplated under the preliminary agreement that the settlement of the Weisman suit would be conditioned on obtaining court approval for the class settlement.

The Company is the guarantor on a $250,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner. In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa, Oklahoma. In order to

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma. The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. In December 2003 and June 2004, NVHF defaulted on the semi-annual interest payment to the holders of the subordinated B-bonds. In July 2004, the letter of credit was called upon and the Company was required to fund the $250,000 that it had guaranteed. Also, in July 2004, the Company guaranteed a new letter of credit issued by U.S. Bank in favor of Fannie Mae, the bond servicer, under which the Company’s maximum liability is approximately $410,000. The Company has a liability of $250,000 on its balance sheet as of June 30, 2004 related to the guaranty of the letter of credit against which the $250,000 payment made in July was applied. The Company has not recorded any additional liability on its balance sheet related to its guarantee under the new letter of credit issued by U.S. Bank and does not anticipate having to pay anything under this guarantee.

In the third quarter of 2003, Lakeview, a joint venture in which the Company owns a 50% interest, received a one-year extension on a $6.4 million mortgage loan secured by the ALF that is owned by Lakeview. The Company, along with the Company’s joint venture partner, is a guarantor on the loan. The individual owners of the Company’s joint venture partner have also personally guaranteed the loan. The Company’s maximum liability under the guarantee is $6.2 million, the current balance on the loan, although the Company does not anticipate having to pay anything under this guarantee. In addition, Lakeview is currently under contract to sell the property at which time the mortgage loan would be repaid and the guaranty would be released. The Company has recorded no liability on its balance sheet related to this guarantee as of June 30, 2004.

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

As part of the Merger, the Operating Partnership loaned $5.2 million to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, due on October 31, 2011, bear interest at an annual rate of Libor plus 7.5% and require monthly interest only payments. Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes. As of June 30, 2004, the outstanding principal balance on the notes was $5.1 million. For purposes of presentation in these consolidated financial statements, the $5.1 million balance has been reflected on the balance sheet as a deduction to stockholders’ equity.

10.        ACQUISITIONS, DISPOSITIONS AND FINANCINGS

On January 26, 2004, the Company sold its membership interest in Tarzana for $1.7 million and recognized a net gain on sale of $0.3 million. Tarzana owned a two-story, 80-unit ALF located in Tarzana, California. On March 18, 2004, the Company sold a two-story, 48,000 square foot research and development building located in Irwindale, California for $8.85 million and received net proceeds of $8.5 million. The Company recognized a gain on sale of $0.3 million. On June 9, 2004, the Company sold a 59-bed SNF located in Chico, California for $0.7 million and received net proceeds of $0.6 million. The Company recognized a net loss on sale of $0.2 million. The net proceeds from these sales are being held by the Company for new acquisitions, future stock dividends and general corporate purposes.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

In the first half of 2004, the Company obtained a $3 million secured line of credit bearing interest at the London Interbank Offered Rate plus 255 basis points. The line of credit is secured by a first deed of trust on land owned by the Company in Santa Clarita. As of August 13, 2004, the Company had no borrowings under the line of credit.

In February 2004, the Company received an extension on a loan from GMAC in the original amount of $13.9 million that was due on January 1, 2004 to July 1, 2004 with the option to extend for an additional six months to January 1, 2005, which the Company has exercised. All other terms remained the same. On March 10, 2004, the Company made a principal payment of $3.6 million to GMAC on this loan in order to obtain the release of two of the three properties which secured the loan. As of June 30, 2004, the outstanding balance on this loan was $9.1 million.

On June 25, 2004, the Company acquired, through a joint venture, the Palm Valley Nursing Home, a 155-bed SNF located in Goodyear, Arizona for $7.6 million. The Company funded approximately $0.4 million for a 75% interest in the joint venture. The joint venture borrowed $7.6 million to finance the acquisition. The loan bears interest at 6.5% per annum, requires monthly principal and interest payments and is due in 18 months. The mortgage loan is insured by the Department of Housing and Urban Development and has certain restrictions with respect to the operations of the borrower.

11.        SUBSEQUENT EVENT

On August 2, 2004, the Company sold a 10,000 square foot MOB located in Tustin, California for $3.6 million and recognized a net gain on sale of approximately $2.1 million. The Company plans to use the net proceeds of approximately $2.1 million from this sale for new acquisitions, future stock dividends and for general corporate purposes.

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

Long-lived assets.    The Company’s assets consist mainly of investments in real property. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. The Company recorded no impairment losses in the first half of 2004 or in 2003.

Results of Operations

Comparison of the Six Month Period Ended June 30, 2004 versus the Six Month Period Ended June 30, 2003.

Total revenues decreased by $4.1 million, or 15%, from $27.5 million in the first half of 2003, to $23.4 million for the same period in 2004. The decrease was due to a $5.5 million decrease in patient revenues along with a decrease in other income of $0.1 million. These decreases were offset by a $1.5 million increase in rents, tenant reimbursements and parking revenues.

Patient revenues decreased by $5.5 million, or 45%, from $12.2 million in the first half of 2003, to $6.7 million for the same period in 2004. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements. As of April 1, 2004, the Company records rental income per the terms of the leases it entered into with the new owner of the operating licenses.

Rents, tenant reimbursements and parking revenues increased by $1.5 million, or 11%, from $14.3 million in the first half of 2003, to $15.8 million for the same period in 2004. $0.9 million of this increase is due to an increase in rental revenue at the Company’s three SNFs located in Hampden, Massachusetts. Subsequent to the transfer of the operating licenses mentioned above, the Company records rental income per the terms of the new leases entered into with the manager of these facilities. The remaining $0.6 million increase includes a $0.3 million increase in rental revenue due to increased occupancy and rental rates at the Company’s MOB properties as well a $0.3 million increase in tenant reimbursements for building operating expenses. Tenant reimbursements have increased despite a decrease in property operating expenses as the Company has been obtaining higher reimbursements of operating expenses from its tenants under new and renewed lease agreements.

Other income decreased by $0.1 million, or 17%, from $0.6 million in the first half of 2003, to $0.5 million for the same period in 2004. This decrease was due to lease termination income recorded in 2003 associated with the early termination of a lease at the Company’s MOB located in San Diego, California.

Total expenses decreased by $9.6 million, or 30%, from $31.6 million for the six months ended June 30, 2003, to $22 million for the same period in 2004. The decrease was due to a decrease in skilled nursing operation costs of $5.0 million, a decrease in interest expense of $5.9 million and a decrease in loss on the sale of bonds receivable of $0.1 million. These decreases were offset by an increase in provisions for doubtful accounts of $0.5 million, an increase in depreciation and amortization expense of $0.5 million and an increase in general and administrative costs of $0.5 million.Skilled nursing operations decreased by $5.0 million, or 44%, from $11.3 million in the first half of 2003, to $6.3 million for the same period in 2004. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

Depreciation and amortization expense increased $0.5 million, or 22%, from $2.3 million in the first half of 2003, to $2.8 million for the same period in 2004. This increase is due to the recognition in the second quarter of 2004 of depreciation expense relating to the Company’s MOB located in Coronado, California which had been classified as an asset held for sale since January 1, 2003. Due to the classification as an asset held for sale, the Company has not been recording depreciation expense on this property since January 2003. The Company has since decided not to sell this property, and thus, in the second quarter of 2004 has reclassed the property as an asset held and used at its carrying amount less all depreciation expense related to this property from the period of January 1, 2003 through June 30, 2004 as if the property had continuously been classified as an asset held and used. This resulted in an increase in depreciation expense of $0.3 million in the second quarter of 2004.

Interest expense decreased $5.9 million, or 51%, from $11.6 million for the six months ended June 30, 2003, to $5.7 million for the same period in 2004. $1.7 million of this decrease was due to the repayment of the Company’s $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock held by the public. An additional $0.3 million of this decrease was due to a decrease in the first half of 2003 in the fair market value of the LIBOR interest rate cap associated with the $35 million loan. Also, an additional decrease of $4.6 million was due to pre-payment fees and the write-off of deferred loan fees, incurred in the first half of 2003, relating to the early repayment of three separate loans totaling $38.0 million. During the first half of 2003, the Company refinanced a $26.2 million loan secured by four of its MOBs located in Beverly Hills, California, a $7.2 million loan secured by another MOB located in Beverly Hills, California as well as a $4.6 million loan secured by an MOB located in Valencia, California. These decreases were offset by an increase in interest expense of $0.6 million due to the 2003 refinancing of four mortgage loans totaling $69.6 million with new mortgage loans totaling $123.3 million.

General and administrative costs increased $0.5 million, or 28%, from $1.8 million for the six months ended June 30, 2003, to $2.3 million for the same period in 2004. This increase was attributed to an increase in corporate staffing costs as well as additional legal and consulting costs.

Provisions for doubtful accounts, notes and bonds receivable increased by $0.5 million, or 125%, from $0.4 million for the six months ended June 30, 2003, to $0.9 million for the same period in 2004. $0.3 million of this increase is the result of an increase in the Company’s provision for doubtful accounts associated with the Company’s three SNFs located in Hampden, Massachusetts. Also, the Company increased its provision for doubtful bonds by an additional $0.3 million relating to the NVHF Affiliates, LLC subordinated bonds purchased by the Company in 1999. These increases were offset by a $0.1 million decrease in provision for doubtful accounts associated with the Company’s SNF located in Hoquiam, Washington.

Equity in earnings of unconsolidated affiliates decreased $3.9 million for the six months ended June 30, 2004 compared to the same period in 2003. This decrease was mainly due to the sale, in 2003, of a 23,000 square foot MOB located in Aliso Viejo, California in which the Company held a 50% interest along with an ALF located in Omaha, NE, in which the Company also had a 50% interest. In the first half of 2003, the Company recognized gains of approximately $1.3 million and $2.6 million, respectively, as a result of these sales.

The Company recognized a net gain from discontinued operations in the amount of $0.4 million during the first half of 2004. The sale, in January 2004, of the Company’s membership interest in a joint venture that owned an 80-unit ALF located in Tarzana, California accounted for $0.3 million of this gain while the March 2004 sale of a two-story, 48,000 square foot research and development building located in Irwindale, California accounted for an additional $0.3 million. These gains were offset by the $0.2 million loss on the sale of a 59-bed SNF located in Chico, California in June 2004.

Comparison of the Three Month Period Ended June 30, 2004 versus the Three Month Period Ended June 30, 2003.

Total revenues decreased by $4.7 million, or 34%, from $13.7 million in the second quarter of 2003, to $9 million for the same period in 2004. The decrease was due to a $6.3 million decrease in patient revenues offset by a $1.3 million increase in rents, tenant reimbursements and parking revenues and a $0.2 million increase in other income.

Patient revenues decreased by $6.3 million, or 100%, from $6.3 million in the second quarter of 2003, to zero for the same period in 2004. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements. As of April 1, 2004, the Company records rental income per the terms of the leases it entered into with the new owner of the operating licenses.

Rents, tenant reimbursements and parking revenues increased by $1.4 million, or 20%, from $7.1 million in the second quarter of 2003, to $8.5 million for the same period in 2004. $0.9 million of this increase is due to an increase in rental revenue at the Company’s three SNFs located in Hampden, Massachusetts. Subsequent to the transfer of the operating licenses mentioned above, the Company records rental income per the terms of a new lease entered into with the manager of these facilities. The remaining $0.4 million increase includes a $0.2 million increase in rental revenue due to increased occupancy and rental rates at the Company’s MOB properties as well a $0.2 million increase in tenant reimbursements for building operating expenses. Tenant reimbursements have increased despite a decrease in property operating expenses as the Company has been obtaining higher reimbursements of operating expenses from its tenants under new and renewed lease agreements.

Total expenses decreased by $9.4 million, or 52%, from $18.0 million for the three months ended June 30, 2003, to $8.6 million for the same period in 2004. The decrease was due to a decrease in skilled nursing operation costs of $5.8 million and a decrease in interest expense of $5.3 million. These decreases were offset by an increase in provisions for doubtful accounts of $0.8 million, an increase in depreciation and amortization expense of $0.6 million and an increase in general and administrative costs of $0.3 million.

Skilled nursing operations decreased by $5.8 million from $5.8 million in the second quarter of 2003, to zero for the same period in 2004. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

Depreciation and amortization expense increased $0.6 million, or 60%, from $1 million in the second quarter of 2003, to $1.6 million for the same period in 2004. This increase is due to the recognition in the second quarter of 2004 of depreciation expense relating to the Company’s MOB located in Coronado, California which had been classified as an asset held for sale since January 1, 2003. Due to the classification as an asset held for sale, the Company has not been recording depreciation expense on this property since January 2003. The Company has since decided not to classify this property as an asset held for sale, and thus, in the second quarter of 2004 has reclassed the property to an asset held and used at its carrying amount less all depreciation expense related to this property from the period of January 1, 2003 through June 30, 2004 as if the property had continuously been classified as an asset held and used. This resulted in an increase in depreciation expense of $0.3 million in the second quarter of 2004.

Interest expense decreased $5.3 million, or 66%, from $8.1 million for the three months ended June 30, 2003, to $2.8 million for the same period in 2004. $0.9 million of this decrease was due to the repayment of the Company’s $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock. An additional $0.2 million of this decrease was due to decrease in the second quarter of 2003 in the fair market value of the LIBOR interest rate cap associated with the $35 million loan. Also, an additional decrease of $4.5 million was due to pre-payment fees and the write-off of deferred loan fees, incurred in the second quarter of 2003, relating to the early repayment of two separate loans totaling $30.8 million. During the second quarter of 2003, the Company refinanced a $26.2 million loan secured by four of its MOBs located in Beverly Hills, California and a $4.6 million loan secured by an MOB located in Valencia, California. These decreases were offset by an increase in interest expense of $0.3 million due to the 2003 refinancing of four mortgage loans totaling $69.6 million with new mortgage loans totaling $123.3 million.

General and administrative costs increased $0.3 million, or 33%, from $0.9 million for the three months ended June 30, 2003, to $1.2 million for the same period in 2004. This increase was attributed to an increase in corporate staffing costs as well as additional legal and consulting costs.

Provisions for doubtful accounts, notes and bonds receivable increased by $0.8 million, or 700%, from $0.1 million for the three months ended June 30, 2003, to $0.9 million for the same period in 2004. $0.3 million of this increase is the result of an increase in reserves associated with the Company’s three SNFs located in Hampden, Massachusetts. Also, the Company reserved an additional $0.3 million relating to the NVHF Affiliates, LLC subordinated bonds purchased by the Company in 1999 and an additional $0.1 million associated with the Company’s SNF located in Hoquiam, Washington.

The Company recognized a net loss from discontinued operations in the amount of $0.1 million during the second quarter of 2004. The sale, in June 2004, of the Company’s 59-bed SNF located in Chico, California accounted for this loss.

Liquidity and Capital Resources

As of June 30, 2004, the Company had approximately $14.3 million of cash on hand. The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of its MOBs, SNFs and ALFs. The MOB properties produced net income of approximately $4.1 million before minority interests for the first half of 2004. The $4.1 million includes a $0.3 million gain on the sale of the Company’s 48,000 square foot research and development building located in Irwindale, California. The Company’s MOB properties contain approximately 785,000 rentable square feet and, as of June 30, 2004, were approximately 97.4% leased to over 400 tenants with lease terms typically ranging from three to ten years.

The ALFs produced no net income for the first half of 2004. The $0.3 million gain on sale of the Company’s membership interest in a joint venture that owned an ALF located in Tarzana, California was offset by the Company’s share of losses in the Company’s two remaining ALFs owned through joint ventures. Both ALFs have either been listed for sale or are under contract to be sold by the Company and its joint venture partners. The Company’s ALF located in Yorba Linda, California, in which the Company has a 50% interest, is under contract to be sold for $10.6 million. The Company expects to obtain net proceeds of approximately $3.0 million from the sale. Penasquitos is expected to enter into a contract within the next week to sell its ALF for $10.1 million. Both ALFs are leased to operators who manage the facilities for the Company. Both leases are for five years or less with non-credit tenants.

The SNFs produced a net loss of approximately $0.3 million for the first half of 2004 which included a $0.2 million loss on the sale of a SNF located in Chico, California. All of the SNFs are leased to operators who manage the facilities for the Company. In the event that the operators of the ALFs and SNFs are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facilities in order to keep them operating. If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions would be adversely affected.

The Company’s principal external sources of capital consist of various secured loans and selective asset sales. As of June 30, 2004, the Company had secured loans outstanding of approximately $180.4 million. In the first half of 2004, the Company obtained a $3 million secured line of credit that is secured by a first deed of trust on land owned by the Company in Santa Clarita, California. As of August 13, 2004, the Company had no outstanding borrowings under the line of credit. The Company has also been selling some of its assets which has provided additional liquidity. During the first half of 2004, the Company received proceeds of $10.8 million from the sale of its membership interest in a joint venture that owned an 80-unit ALF located in Tarzana, California, the sale of a 48,000 square foot research and development building located in Irwindale, California and the sale of a 59-bed SNF located in Chico, California. Also, in April 2004, the Company received additional proceeds of $0.2 million associated with the 2003 sale of an ALF located in Omaha, Nebraska in which the Company owned a 50% interest. In addition, on August 2, 2004, the Company sold a 10,000 square foot MOB located in Tustin, California for $3.6 million and realized net proceeds of $2.1 million from the sale. The Company has reserved these funds for new acquisitions, future stock dividends and for general corporate purposes. The Company’s 2004 asset purchase and sales are discussed below.

On January 26, 2004, the Company sold its membership interest in a joint venture that owned an 80-unit ALF located in Tarzana, California for $1.7 million in cash and recognized a net gain on sale of $0.3 million. The existing mortgage balance of $8.2 million along with an unsecured note payable of $0.5 million, were assumed by the buyer.

On March 18, 2004, the Company sold a two-story, 48,000 square foot research and development building located in Irwindale, California for $8.85 million and received net proceeds of $8.5 million. The Company recognized a gain on sale of $0.3 million.

On June 9, 2004, the Company sold a 59-bed SNF located in Chico, California for $0.7 million and received net proceeds of $0.6 million. The Company recognized a loss on sale of $0.2 million.

On June 25, 2004, the Company acquired, through a joint venture, a SNF located in Arizona for $7.6 million. The Company funded approximately $0.4 million in order to acquire a 75% interest in the property. The joint venture borrowed $7.6 million to finance the acquisition. The loan bears interest at 6.5% per annum, requires monthly principal and interest payments and is due in 18 months. The mortgage loan is insured by the Department of Housing and Urban Development and has certain restrictions with respect to the operations of the borrower.

On August 2, 2004, the Company sold a 10,000 square foot MOB located in Tustin, California for $3.6 million and realized net proceeds of $2.1 million.

The Company is in the process of entering into a joint venture with respect to its 220-bed SNF in Maryland. The Company intends to contribute its 100% interest in the property to the joint venture for a 75% interest in the joint venture and the joint venture partner will contribute $1 million in cash for its 25% interest. The Company expects the joint venture to close in the third quarter of 2004.

The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during the first half of 2004 to holders of record on the first day of each month. On July 22, 2004, the Company distributed $3.0 million to holders of the Company’s Common Stock.

The Company has retained an investment banking firm to advise it on the possible issuance of a new series of preferred stock, the proceeds of which would be used, in significant part, to redeem the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock. If market conditions permit, the Company anticipates that the issuance and redemption would occur during 2004.

While the Company is highly leveraged, the Company expects to continue meeting its short-term liquidity requirements through its working capital and cash flow provided by operations. Through its debt refinancings in 2003, the Company reduced its average interest rate on its long-term, fixed rate debt from 7.52% as of December 31, 2002 to 5.92% as of June 30, 2004. The Company also expects to maintain stockholder distributions in accordance with REIT requirements, although no assurances can be given that the current level of distributions will be maintained. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the sale of assets and joint venture arrangements.

Sources and Uses of Funds

The Company’s net cash provided by operating activities increased $7.7 million from net cash used of $0.8 million for the six months ended June 30, 2004 to a net cash provided of $6.9 million for the same period in 2004. The increase is due to a decrease in equity in income of unconsolidated affiliates of $4.0 million, an increase in net income of $2.5 million, a $2.7 million decrease in tenant rent and reimbursements receivable and a $0.5 million increase in provisions for doubtful accounts, notes and bonds receivable. These increases were offset by a $0.4 million increase in net gains from sale of discontinued operations as well as a $1.3 million decrease in accounts payable and other liabilities.

Net cash from investing activities increased $2.1 million from net cash used of $2.3 million for the six months ended June 30, 2003 to net cash used of $0.2 million for the same period in 2004. The increase was primarily due to a $10.5 million increase in sales of real estate assets. In the first half of 2004, the Company sold its membership interest in a joint venture that owned an ALF located in Tarzana, California, a research and development building located in Irwindale, California and a 59-bed SNF located in Chico, California. These increases were partially offset by an increase in real estate purchases of $3.7 million and a decrease in distributions from unconsolidated affiliates of $2.9 million.

Net cash flows from financing activities decreased by approximately $7.3 million from net cash provided of $3.0 million for the six months ended June 30, 2003, to net cash used of $4.3 million for the same period in 2004. The decrease was due to a $56.8 million decrease in the notes payable proceeds offset by a $48.3 million decrease in the repayment of notes payable and a $0.6 million decrease in payments of deferred loan costs.

Off- Balance Sheet Arrangements

The Company is the guarantor on a $250,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner. In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa, Oklahoma. In order to facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma. The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. In December 2003 and June 2004, NVHF defaulted on the semi-annual interest payment to the holders of the subordinated B-bonds. In July 2004, the letter of credit was called upon and the Company was required to fund the $250,000 that it had guaranteed. Also, in July 2004, the Company guaranteed a new letter of credit issued by U.S. Bank in favor of Fannie Mae, the bond servicer, under which the Company’s maximum liability is approximately $410,000. The Company has a liability of $250,000 on its balance sheet as of June 30, 2004 related to the guaranty of the letter of credit against which the $250,000 payment made in July was applied. The Company has not recorded any additional liability on its balance sheet related to its guarantee under the new letter of credit issued by U.S. Bank.

The Company is a guarantor on a $6.2 million mortgage loan secured by an ALF that is owned by a joint venture in which the Company owns a 50% interest. A corporate guaranty on a short-term mortgage loan is a usual and customary requirement by lenders in the industry. The Company’s joint venture partner is also a guarantor on the loan. The individual owners of the Company’s joint venture partner have also personally guaranteed the loan. The Company’s maximum liability under the guarantee is $6.2 million, the current balance on the loan, although the Company does not anticipate having to pay anything under this guarantee. In addition, the joint venture is currently under contract to sell the property at which time the mortgage loan would be repaid and the guaranty would be released. The Company has recorded no liability on its balance sheet related to this guarantee as of June 30, 2004.

As of June 30, 2004, the Company had investments in five unconsolidated joint ventures totaling $5.0 million. All of the unconsolidated joint ventures were formed for the purpose of acquiring and owning real estate assets. Per the terms of the joint venture agreements, the Company could be required to advance additional funds to these joint ventures if the operating activities of the joint ventures are insufficient to satisfy the obligations of the joint ventures. Any additional funds advanced to the joint ventures are treated as additional equity contributions and are recorded as an investment in unconsolidated affiliates on the Company’s balance sheet.

Contractual Obligations

On January 26, 2004, the Company sold its membership interest in Tarzana for $1.7 million. The buyer assumed the existing mortgage and unsecured obligations totaling $8.7 million relieving the Company of any future obligations under these two obligations. On March 10, 2004, the Company made a principal payment of $3.6 million on one of its variable rate mortgage loans in order to obtain the release of collateral of two of the three properties that secured the loan. In May 2004, the Company paid the remaining balance of $0.5 million on its $2.0 million line of credit secured by the accounts receivable at the Company’s three SNFs located in Massachusetts. There were no other material changes in the first half of 2004 compared to the Company’s contractual obligations as of December 31, 2003. As of June 30, 2004, the Company had the following contractual obligations outstanding:

	2004	2005	2006	2007	2008	Thereafter	Total
	(in thousands)
Obligations:
Fixed rate mortgage debt:
Interest	$5,032	$9,865	$9,697	$9,519	$8,890	$29,635	$72,638
Principal	1,286	2,662	2,829	3,008	18,836	138,508	167,129
Variable rate mortgage debt:
Principal (1)	9,149	4,175	7,600				20,924

	$15,467	$16,702	$20,126	$12,527	$27,726	$168,143	$260,691

(1)	The Company cannot reasonably determine the future interest obligations associated with its variable rate debt and line of credit due to the variable interest rates associated with these loans.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period ending after March 15, 2004. The Company has completed an evaluation of all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46-R and has concluded that its unconsolidated real estate joint ventures do not fall under the provisions of FIN 46-R. These investments include real estate joint ventures with assets totaling $31.9 million as of June 30, 2004.

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

The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company’s 2003 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and six month periods ended June 30, 2004 and 2003.

G&L REALTY CORP.

FUNDS FROM OPERATIONS AND ADDITIONAL DATA

(Unaudited)

	For the Three Month Periods Ended June 30,		For the Six Month Periods Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Funds from Operations(1)
Net income (loss)	$61	$(4,684)	$1,628	$(874)
Depreciation of real estate assets	1,338	768	2,319	1,870
Amortization of deferred lease costs	36	42	84	90
Loss (gain) from sale of discontinued operations	147	—	(439)	—
Depreciation from unconsolidated affiliates	111	119	222	290
Adjustment for minority interest in consolidated affiliates	(23)	(38)	(48)	(76)
Dividends on preferred stock	(1,790)	(1,791)	(3,581)	(3,581)

Funds from Operations(1)	$(120)	$(5,584)	$185	$(2,281)

Additional Data
Cash flows:
Operating activities	$4,781	$(2,015)	$6,886	$(786)
Investing activities	(8,397)	(4,809)	(226)	(2,261)
Financing activities	2,016	7,064	(4,261)	3,031
Capital expenditures
Building improvements	$21	$106	$219	$398
Tenant improvements	115	332	191	590
Furniture, fixtures & equipment	15	50	97	116
Leasing commissions	18	38	41	49
Depreciation and amortization
Depreciation of real estate assets	$1,331	$768	$2,321	$1,870
Depreciation of non-real estate assets	173	137	339	278
Amortization of deferred lease costs	36	42	84	90
Amortization of deferred licensing costs	23	13	36	26
Amortization of capitalized financing costs	93	164	181	385
Accrued rent in excess of billed rent	$(40)	$(43)	$(98)	$10

1)	FFO represents net income (computed in accordance with GAAP, consistently applied), excluding extraordinary items and gains (or losses) from sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company’s operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of June 30, 2004, approximately 8% of the Company’s notes payable bear interest at a rate indexed to the one-month LIBOR rate or Prime Rate. The tables below provide information as of June 30, 2004 and December 31, 2003 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of June 30, 2004 and December 31, 2003.

	AS OF JUNE 30, 2004 PRINCIPAL MATURING IN:
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Market Value June 30, 2004
	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$1,286	$2,662	$2,829	$3,008	$18,836	$138,508	$167,129	$185,343
Average interest rate	5.92%	5.92%	5.92%	5.92%	5.92%	5.92%	5.92%
Variable rate		13,324	7,600				20,924	20,924
Average interest rate		6.27%	5.86%				6.00%

	$1,286	$15,986	$10,429	$3,008	$18,836	$138,508	$188,053	$206,267

The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of June 30, 2004, a 1% increase in the LIBOR rate would decrease future earnings by $209,000 annually, and decrease future cash flow by $118,000 annually. A 1% decrease in the LIBOR rate would increase future earnings by $209,000 annually, and increase future cash flow by $118,000 annually. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company’s debt.

	AS OF DECEMBER 31, 2003 PRINCIPAL MATURING IN:
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Market Value December 31, 2003
	(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,565	$2,752	$2,927	$3,112	$18,949	$146,708	$177,013	$202,829
Average interest rate	5.98%	5.98%	5.98%	5.98%	5.92%	5.81%	5.94%
Variable rate	12,910	4,218					17,128	17,128
Average interest rate	6.22%	5.37%					6.17%
Line of credit:
Variable rate		2,186					2,186	2,186
Average interest rate		6.00%					6.00%

	$15,475	$9,156	$2,927	$3,112	$18,949	$146,708	$196,327	$222,143

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

Item 2    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3    Defaults Upon Senior Securities.

None.

Item 4    Submission of Matters to a Vote of Security Holders.

None.

Item 5    Other Information.

None.

Item 6    Exhibits and Reports on Form 8-K

There were no reports on Form 8-K filed during the three month period ended June 30, 2004.

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

G&L REALTY CORP.

Date: August 16, 2004	By:	/s/ David E. Hamer
David E. Hamer
Chief Accounting Officer