Form 10-Q
period 2004-09-30
G&L REALTY CORP
filed 2004-11-15
CIK 912240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 15, 2004, 710,199 shares of common stock of G&L Realty Corp. were outstanding.

G&L REALTY CORP.

G&L REALTY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Rental properties (Note 3):
Land	$24,923	$24,353
Buildings and improvements, net	114,901	109,479
Projects under development	1,609	1,296

Total rental properties	141,433	135,128
Assets held for sale (Note 3)	—	20,587
Cash and cash equivalents	10,961	11,950
Restricted cash	3,654	2,724
Tenant rent, reimbursements and other receivables, net	2,765	5,338
Unbilled rent receivable, net	2,509	2,620
Mortgage loans and notes receivable, net	2,210	764
Investments in unconsolidated affiliates (Note 6)	5,845	5,077
Deferred charges and other assets, net (Note 4)	4,661	4,029

TOTAL ASSETS	$174,038	$188,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Notes payable	$186,170	$186,439
Liabilities of assets held for sale (Note 3)	—	10,285
Accounts payable and other liabilities	4,665	5,834
Tenant security deposits	1,473	1,405

Total liabilities	192,308	203,963
Minority interest in consolidated affiliates	(1,199)	(1,453)
STOCKHOLDERS’ EQUITY (Note 5):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred - 1,390,733 shares and 1,495,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	14	15
• Series B Preferred - 1,291,180 shares and 1,380,000 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	13	14
• Series C Preferred – 104,267 and no shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	1	—
• Series D Preferred – 88,820 and no shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	1	—
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of September 30, 2004 and December 31, 2003	7	7
Additional paid-in capital	40,827	40,827
Distributions in excess of net income	(52,820)	(50,042)
Notes receivable from stockholders	(5,114)	(5,114)

Total stockholders’ deficit	(17,071)	(14,293)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$174,038	$188,217

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2004	2003	2004	2003
	(Unaudited)
REVENUES:
Rent	$8,165	$6,152	$21,257	$18,101
Patient revenues (Note 7)	—	6,882	6,736	19,118
Tenant reimbursements	946	1,035	2,806	2,610
Parking	467	482	1,330	1,266
Interest and loan fees	121	196	526	595
Other income	328	1,217	783	1,814

Total revenues	10,027	15,964	33,438	43,504

EXPENSES:
Property operations	2,214	2,111	6,232	6,212
Skilled nursing operations	—	6,281	6,287	17,533
Depreciation and amortization	1,268	1,221	4,050	3,667
Provision for doubtful accounts, notes and bonds receivable	341	269	1,252	662
Loss on sale of bonds receivable	—	—	—	120
Interest	2,925	11,112	8,586	22,750
General and administrative	1,448	1,376	3,704	3,208

Total expenses	8,196	22,370	30,111	54,152

Income (loss) from continuing operations before equity in earnings (loss) of unconsolidated affiliates, minority interest and income tax expense	1,831	(6,406)	3,327	(10,648)
Equity in earnings (loss) of unconsolidated affiliates (Note 6)	189	(41)	26	3,759
Minority interest in consolidated affiliates	(162)	(66)	(423)	(76)
Income tax expense	—	(73)	—	(118)

Income (loss) from continuing operations	1,858	(6,586)	2,930	(7,083)
Discontinued operations:
Net income (loss) from operations of discontinued operations	10	(338)	127	(897)
Gain from sale of discontinued operations	2,097	—	2,536	—

Total income (loss) from discontinued operations	2,107	(338)	2,663	(897)

Net income (loss)	3,965	(6,924)	5,593	(7,980)
Dividends on preferred stock	(1,790)	(1,790)	(5,371)	(5,371)

Net income (loss) available to common stockholders	$2,175	$(8,714)	$222	$(13,351)

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Month Period Ended September 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,593	$(7,980)
Adjustments to reconcile net income (loss) to net cash provided by
Operating activities:
Depreciation and amortization	4,059	4,365
Amortization of deferred loan costs	271	554
Gain from sale of discontinued operations	(2,536)	—
Write-off of deferred loan costs	—	1,984
Loss on sale of bonds receivable	—	120
Loss on change in value of interest rate hedge	—	333
Minority interests	423	76
Equity in earnings of unconsolidated affiliates	(26)	(3,759)
Provision for doubtful accounts, notes and bonds receivable	1,252	662
Unbilled rent receivable, net	114	(42)
(Increase) decrease in:
Tenant rent and reimbursements receivable	1,672	(391)
Prepaid expense and other assets	(410)	(574)
Accrued interest and loan fees receivable	(285)	(453)
Increase (decrease) in:
Accounts payable and other liabilities	(865)	357
Tenant security deposits	67	67

Net cash provided by (used in) operating activities	9,329	(4,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets	13,808	—
Sale of bonds receivable	—	600
Purchase of real estate assets	(7,661)	(3,956)
Additions to buildings and improvements	(2,017)	(1,438)
Pre-acquisition costs, net	(199)	6
Projects under development	(655)	(762)
Leasing commissions	(69)	(93)
Investment in mortgage loans and notes receivable	(1,442)	—
Contributions to unconsolidated affiliates	(742)	(171)
Distributions from unconsolidated affiliates	—	3,440

Net cash provided by (used in) investing activities	1,023	(2,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	7,600	124,146
Repayment of notes payable	(9,070)	(105,012)
Payment of deferred loan costs	(366)	(1,440)
Increase in restricted cash	(929)	(2,091)
Minority interest equity contribution	164	—
Distributions	(8,740)	(6,405)

Net cash (used in) provided by financing activities	(11,341)	9,198

Continued…

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Month Period Ended September 30,
	2004	2003
	(Unaudited)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(989)	2,143
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,950	2,366

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,961	$4,509

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$8,584	$11,348

Cash paid during the period for mortgage loan prepayment penalties	$—	$13,179

NONCASH INVESTING AND FINANCING ACTIVITIES
Preferred distributions due to minority partner	$—	$73

Transfer from construction in progress to buildings and improvements	$343	$—

Assumption of notes payable by buyer upon sale of real estate assets	$8,687	$—

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

G&L Massachusetts, LLC, a Delaware limited liability company (“Massachusetts”)

G&L Aspen, LLC, a California limited liability company (“Aspen”)

G&L Tustin II, LLC, a Delaware limited liability company (“Tustin II”)

G&L Tustin III, LLC, a Delaware limited liability company (“Tustin III”)

G&L St. Thomas More, Inc., a Maryland corporation (“G&L St. Thomas More”)

St. Thomas More, Inc., a Maryland Corporation (“St. Thomas More”)

G&L Gardens – Apt., LLC, an Arizona limited liability company (“Winter Gardens”)

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

435 Bedford, LLC, a Delaware limited liability company (“435 Bedford”)

G&L 436 Bedford, LLC, a Delaware limited liability company (“436 Bedford”)

G&L Sherman Oaks, LLC, a Delaware limited liability company (Sherman Oaks”)

G&L 4150 Regents, LLC, a Delaware limited liability company (“Regents”)

G&L Chestnut, LLC, a Massachusetts limited liability company (“Chestnut”)

G&L Mary Lyon, LLC, a Massachusetts limited liability company (“Mary Lyon”)

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

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Senior Care Partnership, the Medical Partnership, the Subsidiaries, the Financing Entities, the Roxbury Partnership (in which the Operating Partnership owns a 32.81% partnership interest and is the sole general partner), Tarzana (in which the Senior Care Partnership owned a 85% membership interest until January 26, 2004 when the Company sold its membership interest), Palm Valley (in which the Senior Care Partnership owns a 75% membership interest) and Hoquiam, Lyons, Coronado, Massachusetts, Aspen, Tustin II, Tustin III, G&L St. Thomas More, St. Thomas More, 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks and Regents, Chestnut and Mary Lyon (in which the Operating Partnership or the Senior Care Partnership own a 100% interest).

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

G&L Grabel, San Pedro, LLC (“San Pedro”)

G&L Penasquitos, LLC (“Penasquitos”)

Lakeview Associates, LLC (“Lakeview”)

Tustin Heritage Place, LLC (“Heritage Place”)

G&L Radius Realty, LLC (“Radius”)

Encanto Senior Care, LLC (“Encanto”)

San Pedro, Penasquitos, Lakeview, Heritage Place, Radius and Encanto are herein collectively referred to as the “Unconsolidated Affiliates” and individually as an “Unconsolidated Affiliate.”

The Company has decided to focus in the future on the development, ownership and operation of medical office buildings. Accordingly, on November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. In total, skilled nursing and assisted living assets having a net equity of $9.03 million, derived from current independent property appraisals less the existing property debt, have been spun-off these stockholders. At the time of the spin-off, these assets were held by the Company’s consolidated subsidiary, G&L Senior Care Properties, LLC, and the spin-off was effectuated by a distribution of the Company’s membership interests in G&L Senior Care Properties, LLC to the Company’s common stockholders. In addition to these skilled nursing facility and assisted living facility assets, G&L Senior Care Properties, LLC had cash of approximately $2 million, and indebtedness to the Company of $6 million as of the effective date of the spin-off. Accordingly, G&L Senior Care Properties, LLC, at the time of the spin-off, had a net asset value (based on fair market valuations of its skilled nursing facilities and assisted living facilities) of approximately $5.03 million. See the Company’s Form 8-K filed on November 4, 2004 for certain pro forma information giving effect to the spin-off.

Incident to the spin-off, the Company converted G&L St. Thomas More and St. Thomas More into limited liability companies and formed G&L Senior Care Properties, LLC. The spin off consisted of the Company’s membership interests in G&L Senior Care Properties, LLC which holds the membership interests in Maryland Gardens, Hampden, Hoquiam, G&L St. Thomas More, St. Thomas More, Winter Gardens, Chestnut, Mary Lyon, Palm Valley, Penasquitos, Radius and Encanto and in the subsidiaries that served as the managing members of Maryland Gardens and Hampden. Following the spin-off, G&L Senior Care Properties, LLC is now owned and managed primarily by Daniel Gottlieb and Steven Lebowitz, the CEO and President, respectively, of the Company. Due to the substantial management overlap between the Company and G&L Senior Care Properties, LLC, the two companies have entered into a cost sharing agreement to allocate between them each year the general and administrative costs of the two companies. Management estimates that, at the current time, the skilled nursing facility and the assisted care living facility assets now owned by G&L Senior Care Properties, LLC, account for approximately 65% of the general and administrative costs of the two companies.

The Company continues to hold two promissory notes issued by G&L Senior Care Properties, LLC, a short term promissory note in the amount of $2 million and a long term promissory note in the amount of $4 million, each bearing interest at the rate of 10.75% per annum, and will for some time continue to be a creditor of G&L Senior Care Properties, LLC. The short term promissory note has a term of six months, interest only payable monthly, and is unsecured. The long term promissory note has a term of 12 years, provides for

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

flat monthly payments of interest and principal on a 25 year amortization basis, with a balloon payment of $3.32 million at the end of the term, and is secured by the interests of G&L Senior Care Properties, LLC in the various special purpose entities through which it holds its interest in its skilled nursing facility and assisted care living facility assets.

The Company also continues to be contingently liable on certain guarantees previously issued by it to GMAC Commercial Mortgage Corporation in connection with the acquisition of financing for certain of its senior care assets. It is anticipated, however, that these guarantees will be released before the end of the year. These guarantees cover loans aggregating approximately $21 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - The Company is a self-managed Real Estate Investment Trust (“REIT”) that acquires, develops, manages and leases healthcare properties. Historically, the Company’s business has consisted of investments in a variety of healthcare properties. As of September 30, 2004, the Company’s investments in healthcare properties consisted of acquisitions, made either directly or through joint ventures, in medical office buildings (“MOBs”), skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”). After the spin-off of the SNF and ALF assets on November 1, 2004, the Company’s business consisted only of MOBs.

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

The information presented as of and for the three-month periods and the nine-month periods ended September 30, 2004 and 2003 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of results that might be expected for the full fiscal year.

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

Recent accounting pronouncements - In December 2003, the FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period ending after March 15, 2004. The Company has completed an evaluation of all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46-R and has concluded that its unconsolidated real estate joint ventures do not fall under the

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

provisions of FIN 46-R. These investments include real estate joint ventures with assets totaling $28.2 million as of September 30, 2004.

3. BUILDINGS AND IMPROVEMENTS

Buildings and improvements consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Buildings and improvements	$140,504	$131,997
Tenant improvements	11,561	11,129
Furniture, fixtures and equipment	5,525	5,003

	157,590	148,129
Less accumulated depreciation and amortization	(42,689)	(38,650)

Total	$114,901	$109,479

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

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

On January 26, 2004, the Company sold its membership interest in a two-story, 80-unit ALF located in Tarzana, California (“Tarzana”) for $1.7 million and recognized a net gain on sale of $0.3 million. On March 18, 2004, the Company sold a two-story, 48,000 square foot research and development building located in Irwindale, California (“Irwindale”) for $8.85 million recognizing a net gain on sale of $0.3 million. On June 9, 2004, the Company sold a 59-bed SNF in Chico, California (“Chico”) for $0.7 million recognized a net loss on sale of $0.2 million. On August 2, 2004, the Company sold its 10,000 square foot MOB located in Tustin, California (“Tustin”) for $3.58 million and recognized a net gain on sale of $2.1 million. For presentation purposes, the assets and liabilities relating to these properties have been included in assets held for sale and liabilities of assets held for sale, respectively, on the balance sheet as of December 31, 2003. The following table summarizes assets held for sale and liabilities of assets held for sale as of December 31, 2003:

Assets and Liabilities of Assets Held for Sale

December 31, 2003

(In thousands)

	Chico	Irwindale	Tarzana	Tustin	Total
Rental properties:
Land	$159	$1,260	$2,350	$474	$4,243
Buildings and improvements, net	577	6,249	7,420	606	14,852
Projects under development	—	—	41	—	41

Total rental properties	736	7,509	9,811	1,080	19,136
Restricted cash	—	—	296	5	301
Tenant rent and reimbursements receivable, net	—	—	153	9	162
Unbilled rent receivable, net	—	365	—	136	501
Deferred charges and other assets, net	2	196	260	29	487

Total assets held for sale	$738	$8,070	$10,520	$1,259	$20,587

LIABILITIES:
Notes payable	$—	$—	$8,690	$1,199	$9,889
Accounts payable and other liabilities	3	—	336	—	339
Tenant security deposits	—	57	—	—	57

Total liabilities of assets held for sale	$3	$57	$9,026	$1,199	$10,285

4. DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

	September 30, 2004	December 31, 2003
	(in thousands)
Deferred loan costs	$3,268	$2,901
Pre-acquisition costs	199	141
Leasing commissions	1,565	1,514
Prepaid expense and other assets	1,581	1,061

	6,613	5,617
Less accumulated amortization	(1,952)	(1,588)

Total	$4,661	$4,029

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

5. STOCKHOLDERS’ EQUITY

Distributions in excess of net income - The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders’ equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the nine months ended September 30, 2004 and for the year ended December 31, 2003:

	September 30, 2004	December 31, 2003
	(in thousands)
Distributions in excess of net income at beginning of period	$(50,042)	$(37,895)
Net income during period	5,593	520
Less: Distributions declared	(8,371)	(12,667)

Distributions in excess of net income	$(52,820)	$(50,042)

The Company has retained an investment banking firm to advise it on the possible issuance of a new series of preferred stock, the proceeds of which would be used, in significant part, to redeem the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock. No assurances can be given, however, that any such transaction will be forthcoming.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in Note 1. The following table provides a summary of the Company’s investment in each of these entities as of September 30, 2004. (In thousands).

	Radius	San Pedro	Penasquitos	Heritage Place	Encanto	Lakeview	Total
Balance at beginning of period	$978	$636	$(612)	$—	$—	$751	$1,753
Equity in earnings (loss) of affiliates	84	33	(108)	—	—	17	26
Cash contributions.	—	78	—	—	485	89	652
Cash distributions	—	—	—	—	—	—	—

Balance at end of period, before intercompany adjustments	1,062	747	(720)	—	485	857	2,431

Intercompany adjustments:
Receivable, net	204	1,126	304	14	—	1,766	3,414

Investment in unconsolidated affiliates	$1,266	$1,873	$(416)	$14	$485	$2,623	$5,845

On September 30, 2004, the ALF owned by Lakeview was sold for $10.6 million. The Company’s interests in Radius, Penasquitos and Encanto were spun-off to the holders of the Company’s common stock on November 1, 2004.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the nine months ended September 30, 2004. (In thousands).

	Radius	San Pedro	Penasquitos	Heritage Place	Encanto	Lakeview	Total
Financial Position:
Land	$200	$2,011	$641	$750	$160	$—	$3,762
Buildings	5,439	4,658	5,728	—	1,477	—	17,302
Other assets	1,461	177	1,055	238	41	4,138	7,110
Notes payable	(5,384)	(4,354)	(8,281)	(940)	(981)	—	(19,940)
Other liabilities	(329)	(1,386)	(600)	(48)	(58)	(2,608)	(5,029)

Net assets	$1,387	$1,106	$(1,457)	$—	$639	$1,530	$3,205

Partner’s equity:
Company	$1,062	$747	$(720)	$—	$485	$857	$2,431
Others	325	359	(737)	—	154	673	774

Total equity	$1,387	$1,106	$(1,457)	$—	$639	$1,530	$3,205

Operations:
Revenues	$557	$825	$522	$—	$10	$585	$2,499
Net gain on sale	—	—	—	—	—	718	718
Expenses	(444)	(771)	(739)	—	(10)	(1,269)	(3,233)

Net income (loss)	$113	$54	$(217)	$—	$—	$34	$(16)

Allocation of net income (loss):
Company.	$84	$33	$(108)	$—	$—	$17	$26
Others	29	21	(109)	—	—	17	(42)

Net income (loss)	$113	$54	$(217)	$—	$—	$34	$(16)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. SEGMENT INFORMATION

As of September 30, 2004, the Company’s business consisted of the following segments:

•	Medical office buildings – These investments consist of 21 high quality MOBs, an office and retail facility and one parking facility totaling approximately 775,000 rentable square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

•	Skilled nursing facilities – These investments consist of eight SNFs and one senior apartment complex which is located adjacent to the SNF in Phoenix, Arizona. The SNFs are located in Massachusetts, Arizona, Washington and Maryland. Six of the SNFs and the apartment complex are owned 100% by the Company. The Company previously held the operating license in three of the eight SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, from March 15, 2000 through March 31, 2004, all of the assets, liabilities, revenues and expenses of these SNFs were reflected in the condensed consolidated financial statements of the Company and the segment information provided below. The Company was required to pay the applicable corporate income tax on any net income produced by the SNFs located in Hampden, Massachusetts, although the Company’s REIT status was not affected. In February 2004, the manager of these facilities received approval from the Massachusetts Department of Health to obtain the operating licenses for the three facilities from the Company. The manager subsequently entered into lease agreements with the Company for these facilities effective on the date of the license transfers which occurred on April 1, 2004. Subsequent to the transfer of the licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements. The Company records rental income per the terms of the lease it entered into with the new owner of the operating licenses.

•	Assisted living facilities – These investments consist of two ALFs owned through joint ventures. The two ALFs contain 172 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. On September 30, 2004, the ALF owned by Lakeview was sold for $10.6 million and Penasquitos is under contract to sell its ALF for $10.1 million.

•	Debt obligations – These investments initially consisted of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. The Company is no longer in the business of lending money and has not originated any new loans since 2001. The Company is working to collect the balance of its loans that are currently outstanding, most of which have been partially or fully reserved. As of September 30, 2004, the Company had seven loans outstanding with a net book value of $2.2 million. One of the Company’s loans is an unsecured note due from one of its unconsolidated SNFs. For purposes of the segment information disclosure, the loan is reported under the Company’s skilled nursing facility segment.

After the spin-off of the SNF and ALF assets on November 1, 2004, the Company will only have one reportable segment – MOBs.

The tables on the following pages reconcile the Company’s income and expense activity for the nine months ended September 30, 2004 and 2003 and balance sheet data as of September 30, 2004.

2004 Reconciliation of Reportable Segment Information

For the nine months ended September 30, 2004

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$21,097	$4,296	$—	$—	$—	$25,393
Patient revenues	—	6,736	—	—	—	6,736
Interest and loan fees	22	88	—	326	90	526
Other income	178	11	—	—	594	783

Total revenues	21,297	11,131	—	326	684	33,438

Expenses:
Property operations	5,882	339	—	11	—	6,232
Skilled nursing operations	—	6,287	—	—	—	6,287
Depreciation and amortization	2,839	1,199	—	—	12	4,050
Provision for doubtful accounts and notes receivable	90	881	—	281	—	1,252
Interest	6,911	1,675	—	—	—	8,586
General and administrative	—	—	—	—	3,704	3,704

Total expenses	15,722	10,381	—	292	3,716	30,111

Income (loss) from operations	5,575	750	—	34	(3,032)	3,327
Equity in earnings (loss) of unconsolidated affiliates	33	84	(91)	—	—	26
Net income (loss) from operations of discontinued operations	169	(12)	(30)	—	—	127
Gain (loss) from sale of discontinued operations	2,430	(147)	253	—	—	2,536

Income (loss) from operations before minority interests	$8,207	$675	$132	$34	$(3,032)	$6,016

2003 Reconciliation of Reportable Segment Information

For the nine months ended September 30, 2003

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$20,404	$1,573	$—	$—	$—	$21,977
Patient revenues	—	19,118	—	—	—	19,118
Interest and loan fees	29	22	—	533	11	595
Other income	1,212	45	(494)	1,000	51	1,814

Total revenues	21,645	20,758	(494)	1,533	62	43,504

Expenses:
Property operations	5,630	494	—	88	—	6,212
Skilled nursing operations	—	17,533	—	—	—	17,533
Depreciation and amortization	2,513	1,130	—	—	24	3,667
Provision for doubtful accounts and notes receivable	—	662	—	—	—	662
Loss on sale of bonds receivable	—	—	—	120	—	120
Interest	16,753	1,795	—	—	4,202	22,750
General and administrative	—	—	—	—	3,208	3,208

Total expenses	24,896	21,614	—	208	7,434	54,152

(Loss) income from operations	(3,251)	(856)	(494)	1,325	(7,372)	(10,648)
Equity in earnings of unconsolidated affiliates	1,390	41	2,328	—	—	3,759
Net income (loss) from operations of discontinued operations	216	(35)	(1,078)	—	—	(897)
Corporate income tax expense	—	(118)	—	—	—	(118)

(Loss) income from operations before minority interests	$(1,645)	$(968)	$756	$1,325	$(7,372)	$(7,904)

2004 Reconciliation of Reportable Segment Information

As of September 30, 2004

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Rental properties, net	$95,229	$45,953	$—	$—	$251	$141,433
Mortgage loans and notes receivable, net	—	268	—	1,942	—	2,210
Cash and cash equivalents	12	472	—	—	10,477	10,961
Restricted cash	2,511	1,143	—	—	—	3,654
Tenant rent and reimb. receivable, net	362	2,375	—	—	28	2,765
Unbilled rent receivable, net	2,509	—	—	—	—	2,509
Investment in unconsolidated affiliates	1,873	1,765	2,207	—	—	5,845
Pre-acquisition costs	199	—	—	—	—	199
Deferred loan costs, net	1,681	797	—	—	—	2,478
Deferred lease costs, net	403	—	—	—	—	403
Prepaid expense and other	1,424	157	—	—	—	1,581

Total assets	$106,203	$52,930	$2,207	$1,942	$10,756	$174,038

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

There are a number of common stockholder class actions pending against the Company and its directors that arose out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company’s common stock not then owned by them. The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000. A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. This suit was voluntarily dismissed without prejudice on June 7, 2001, and re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001. Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001. Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001. All these actions assert claims for breach of fiduciary duty and seek compensatory damages and other relief. The Lukoff, Abrons and Harbor Finance actions have been consolidated for all purposes    , with Lukoff designated as the lead action. The Morse action has been stayed pending the conclusion of the California class actions.

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

The Company and the director defendants have reached a settlement of the California class actions providing for a class settlement and release of claims and entry of judgment dismissing the action with prejudice. The Company and the director defendants have also reached a settlement of the Weisman suit also providing for a release of claims and entry of judgment dismissing the action with prejudice. The total payment in settlement of these suits was $1.25 million, of which approximately $1 million is to be paid from insurance. The class settlement is subject to court approval, and the settlement of the Weisman suit is conditioned on obtaining court approval for the class settlement.

The Company is the guarantor on a $250,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner. In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa,

Oklahoma. In order to facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma. The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. In December 2003 and June 2004, NVHF defaulted on the semi-annual interest payment to the holders of the subordinated B-bonds. In July 2004, the letter of credit was called upon and the Company was required to fund the $250,000 that it had guaranteed. Also, in July 2004, the Company guaranteed a new letter of credit issued by U.S. Bank in favor of Fannie Mae, the bond servicer, under which the Company’s maximum liability is approximately $410,000. The Company had a liability of $250,000 on its balance sheet as of June 30, 2004 related to the guaranty of the letter of credit against which the $250,000 payment made in July was applied. The Company has not recorded any additional liability on its balance sheet related to its guarantee under the new letter of credit issued by U.S. Bank and does not anticipate having to pay anything under this guarantee.

In the third quarter of 2003, Lakeview, a joint venture in which the Company owns a 50% interest, received a one-year extension on a $6.4 million mortgage loan secured by the ALF that is owned by Lakeview. The Company, along with the Company’s joint venture partner, is a guarantor on the loan. The individual owners of the Company’s joint venture partner have also personally guaranteed the loan. On September 30, 2004, Lakeview sold the ALF and used a portion of the proceeds to repay the outstanding balance on the loan. As a result, the Company no longer has any liability associated with this loan.

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

As part of the Merger, the Operating Partnership loaned $5.2 million to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, due on October 31, 2011, bear interest at an annual rate of Libor plus 7.5% and require monthly interest only payments. Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes. As of September 30, 2004, the outstanding principal balance on the notes was $5.1 million. For purposes of presentation in these consolidated financial statements, the $5.1 million balance has been reflected on the balance sheet as a deduction to stockholders’ equity.

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. Messrs. Gottlieb and Lebowitz are the sole common stockholders of the Company. In total, skilled nursing and assisted living assets having a net equity of $9.03 million, derived from current independent property appraisals less the existing property debt, have been spun-off to these stockholders. At the time of the spin-off, these assets were held by the Company’s consolidated subsidiary, G&L Senior Care Properties, LLC, and the spin-off was effectuated by a distribution of the Company’s membership interests in G&L Senior Care Properties, LLC to the Company’s common stockholders. In addition to these skilled nursing facility and assisted living facility assets, G&L Senior Care Properties, LLC had cash of approximately $2 million, and indebtedness to the Company of $6 million as of the effective date of the spin-off. Accordingly, G&L Senior Care Properties, LLC, at the time of the spin-off, had a net asset value (based on fair market valuations of its skilled nursing facilities and assisted living facilities) of approximately $5.03 million. This transaction is described in greater detail in Footnote 1 above.

10. ACQUISITIONS, DISPOSITIONS AND FINANCINGS

On January 26, 2004, the Company sold its membership interest in Tarzana for $1.7 million and recognized a net gain on sale of $0.3 million. Tarzana owned a two-story, 80-unit ALF located in Tarzana, California. On March 18, 2004, the Company sold a two-story, 48,000 square foot research and development building located in Irwindale, California for $8.85 million and received net proceeds of $8.5 million. The Company recognized a gain on sale of $0.3 million. On June 9, 2004, the Company sold a 59-bed SNF located in Chico, California for $0.7 million and received net proceeds of $0.6 million. The Company recognized a net loss on sale of $0.2 million. On August 2, 2004, the Company sold a 10,000 square foot MOB located in Tustin, California for $3.58 million and received net proceeds of $2.1 million. The Company recognized a net gain on sale of $2.1 million. The net proceeds from these sales are being held by the Company for new acquisitions, future stock dividends and general corporate purposes.

During the period ended September 30, 2004, the Company obtained a $3 million secured line of credit bearing interest at the London Interbank Offered Rate plus 255 basis points. The line of credit is secured by a first deed of trust on land owned by the Company in Santa Clarita. Through November 15, 2004, the Company had no borrowings under the line of credit.

In February 2004, the Company received an extension on a loan from GMAC in the original amount of $13.9 million that was due on January 1, 2004 to July 1, 2004 with the option to extend for an additional six months to January 1, 2005, which the Company has exercised. All other terms remained the same. On March 10, 2004, the Company made a principal payment of $3.6 million to GMAC on this loan in order to obtain the release of two of the three properties which secured the loan. As of September 30, 2004, the outstanding balance on this loan was $9.1 million.

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

On September 2, 2004, the Company acquired, through a joint venture, the Encanto Palms Nursing Facility in Phoenix, Arizona for $1.6 million. The Company funded approximately $0.5 million for a 75% interest in the joint venture which will be reduced to 50% upon the occurrence of certain events. The joint venture assumed the existing loan in the amount of $1.0 million in association with the acquisition. The loan, which requires monthly principal and interest payments, bears interest at 10% per annum and is due on August 1, 2007.

On September 30, 2004, Lakeview sold the ALF that it owned for $10.6 million. Lakeview netted approximately $4.1 million after repaying the outstanding mortgage loan balance of $6.1 million and other closing costs. In October 2004, the Company received a distribution from Lakeview of $2.9 million.

11. SUBSEQUENT EVENTS

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. In total, skilled nursing and assisted living assets having a net equity of $9.03 million, derived from current independent property appraisals less the existing property debt, have been spun-off to these stockholders. At the time of the spin-off, these assets were held by the Company’s consolidated subsidiary, G&L Senior Care Properties, LLC, and the spin-off was effectuated by a distribution of the Company’s membership interests in G&L Senior Care Properties, LLC to the Company’s common stockholders. In addition to these skilled nursing facility and assisted living facility assets, G&L Senior Care Properties, LLC had cash of approximately $2 million, and indebtedness to the Company of $6 million as of the effective date of the spin-off. Accordingly, G&L Senior Care Properties, LLC, at the time of the spin-off, had a net asset value (based on fair market valuations of its skilled nursing facilities and assisted living facilities) of approximately $5.03 million. This transaction is described in greater detail in Footnote 1 above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s 2003 Annual Report on Form 10-K as previously filed with the SEC.

Information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ substantially from those anticipated by management. Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, interest rate movements, the availability of financing, changes in tax laws and regulations affecting REITs, governmental regulations concerning, but not limited to, new construction and development, the creditworthiness of tenants and borrowers, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company’s investments which may be discussed elsewhere in this Quarterly Report on Form 10-Q and the Company’s 2003 Annual Report on Form 10-K as previously filed with the SEC.

Recent Developments

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. Messrs. Gottlieb and Lebowitz are the sole common stockholders of the Company. In total, skilled nursing and assisted living assets having a net equity of $9.03 million, derived from current independent property appraisals less the existing property debt, have been spun-off to these stockholders. At the time of the spin-off, these assets were held by the Company’s consolidated subsidiary, G&L Senior Care Properties, LLC, and the spin-off was effectuated by a distribution of the Company’s membership interests in G&L Senior Care Properties, LLC to the Company’s common stockholders. In addition to these skilled nursing facility and assisted living facility assets, G&L Senior Care Properties, LLC had cash of approximately $2 million, and indebtedness to the Company of $6 million as of the effective date of the spin-off. Accordingly, G&L Senior Care Properties, LLC, at the time of the spin-off, had a net asset value (based on fair market valuations of its skilled nursing facilities and assisted living facilities) of approximately $5.03 million.

Incident to the spin-off, the Company converted G&L St. Thomas More and St. Thomas More into limited liability companies and formed G&L Senior Care Properties, LLC. The spin off consisted of the Company’s membership interests G&L Senior Care Properties, LLC which holds the membership interests in Maryland Gardens, Hampden, Hoquiam, G&L St. Thomas More, St. Thomas More, Winter Gardens, Palm Valley, Chestnut, Mary Lyon, Penasquitos, Radius and Encanto. Following the spin-off, G&L Senior Care Properties, LLC is now owned and managed primarily by Daniel Gottlieb and Steven Lebowitz, the CEO and President, respectively, of the Company. Due to the substantial management overlap between the Company and G&L Senior Care Properties, LLC, the two companies have entered into a cost sharing agreement to allocate between them each year the general and administrative costs of the two companies. Management estimates that, at the current time, the skilled nursing facility and the assisted care living facility assets now owned by G&L Senior Care Properties, LLC, account for approximately 65% of the general and administrative costs of the two companies.

The Company continues to hold two promissory notes issued by G&L Senior Care Properties, LLC, a short term promissory note in the amount of $2 million and a long term promissory note in the amount of $4 million, each bearing interest at the rate of 10.75% per annum, and will for some time continue to be a creditor of G&L Senior Care Properties, LLC. The short term promissory note has a term of six months, interest only payable monthly, and is unsecured. The long term promissory note has a term of 12 years, provides for flat monthly payments of interest and principal on a 25 year amortization basis, with a balloon payment of $3.32 million at the end of the term, and is secured by the interests of G&L Senior Care

Properties, LLC in the various special purpose entities through which it holds its interest in its skilled nursing facility and assisted care living facility assets.

The Company also continues to be contingently liable on certain guarantees previously issued by it to GMAC Commercial Mortgage Corporation in connection with the acquisition of financing for certain of its senior care assets. It is anticipated, however, that these guarantees will be released before the end of the year. These guarantees cover loans aggregating approximately $21 million.

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

Long-lived assets. The Company’s assets consist mainly of investments in real property. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. The Company recorded no impairment losses in the first three quarters of 2004 or in 2003.

Results of Operations

Comparison of the Nine Month Period Ended September 30, 2004 versus the Nine Month Period Ended September 30, 2003.

Total revenues decreased by $10.1 million, or 23%, from $43.5 million in the first three quarters of 2003, to $33.4 million for the same period in 2004. The decrease was due to a $12.4 million decrease in patient revenues along with a decrease in other income of $1.0 million. These decreases were offset by a $3.4 million increase in rents, tenant reimbursements and parking revenues.

Patient revenues decreased by $12.4 million, or 65%, from $19.1 million in the first three quarters of 2003, to $6.7 million for the same period in 2004. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements. As of April 1, 2004, the Company records rental income per the terms of the leases it entered into with the new owners of the operating licenses.

Rents, tenant reimbursements and parking revenues increased by $3.4 million, or 16%, from $22.0 million in the first three quarters of 2003, to $25.4 million for the same period in 2004. $1.9 million of this increase is due to an increase in rental revenue at the Company’s three SNFs located in Hampden, Massachusetts. Subsequent to the transfer of the operating licenses mentioned above, the Company records rental income per the terms of the new leases entered into with the manager of these facilities. $0.3 million of the increase in rental revenues is due to the June 2004 acquisition of a 155-bed SNF located in Goodyear, Arizona. Also, a new rental agreement with the operator of the Company’s SNF located in Hyattsville, Maryland accounted for an additional $0.4 million in rental revenues. The remaining $0.8 million increase includes a $0.6 million increase in rental revenue due to increased occupancy and rental rates at the Company’s MOB properties as well a $0.2 million increase in tenant reimbursements for building operating expenses. Tenant reimbursements have increased because the Company has been obtaining higher reimbursements of operating expenses from its tenants under new and renewed lease agreements.

Other income decreased by $1.0 million, or 56%, from $1.8 million in the first three quarters of 2003, to $0.8 million for the same period in 2004. This decrease was due to the collection in 2003 of $1.0 million related to a $4.6 million note receivable funded by the Company in December 1997. The Company had fully reserved for the outstanding loan balance in prior years.

Total expenses decreased by $24.1 million, or 44%, from $54.2 million for the nine months ended September 30, 2003, to $30.1 million for the same period in 2004. The decrease was due to a decrease in skilled nursing operation costs of $11.2 million, a decrease in interest expense of $14.2 million and a decrease in loss on the sale of bonds receivable of $0.1 million. These decreases were offset by an increase in provisions for doubtful accounts of $0.6 million, an increase in depreciation and amortization expense of $0.4 million and an increase in general and administrative costs of $0.5 million.

Skilled nursing operations decreased by $11.2 million, or 64%, from $17.5 million in the first three quarters of 2003, to $6.3 million for the same period in 2004. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

Depreciation and amortization expense increased $0.4 million, or 11%, from $3.7 million in the first three quarters of 2003, to $4.1 million for the same period in 2004. This increase is due to the recognition in 2004 of depreciation expense relating to the Company’s MOB located in Coronado, California which had been classified as an asset held for sale since January 1, 2003. Due to the classification as an asset held for sale, the Company had not been recording depreciation expense on this property since January 2003. The Company has since decided not to sell this property, and thus, in the second quarter of 2004 has reclassed the property as an asset held and used at its carrying amount less all depreciation expense related to this property from the period of January 1, 2003 through September 30, 2004 as if the property had continuously been classified as an asset held and used. This resulted in an increase in depreciation expense of $0.4 million in 2004.

Interest expense decreased $14.2 million, or 63%, from $22.8 million for the nine months ended September 30, 2003, to $8.6 million for the same period in 2004. The primary reason for the decrease was the $11.1 million of pre-payment fees and the write-off of deferred loan fees, incurred in the first three quarters of 2003, relating to the early repayment of four separate loans totaling $69.5 million. During the first three quarters of 2003, the Company refinanced a $26.2 million loan secured by four of its MOBs located in Beverly Hills, California, a $31.5 million loan secured by MOBs located in Beverly Hills, Sherman Oaks and La Jolla, California, a $7.2 million loan secured by another MOB located in Beverly Hills, California and a $4.6 million loan secured by an MOB located in Valencia, California. An additional $3.9 million of this decrease was due to the repayment of the Company’s $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock held by the public. Also, $0.3 million of this decrease was due to a decrease in the first three quarters of 2003 in the fair market value of the LIBOR interest rate cap associated with the $35 million loan. These decreases were offset by an increase in interest expense of $1.3 million due to the 2003 refinancing of four mortgage loans totaling $69.5 million with new mortgage loans totaling $123.3 million.

General and administrative costs increased $0.5 million, or 16%, from $3.2 million for the nine months ended September 30, 2003, to $3.7 million for the same period in 2004. This increase was attributed to an increase in corporate staffing costs as well as additional legal and consulting costs associated with the spin off transaction discussed in Notes 1, 9 and 11 of the Condensed Consolidated Financial Statements.

Provisions for doubtful accounts, notes and bonds receivable increased by $0.6 million, or 86%, from $0.7 million for the nine months ended September 30, 2003, to $1.3 million for the same period in 2004. $0.7 million of this increase is the result of an increase in the Company’s provision for doubtful accounts associated with the Company’s three SNFs located in Hampden, Massachusetts. Also, the Company increased its provision for doubtful bonds by an additional $0.3 million relating to the NVHF Affiliates, LLC subordinated bonds purchased by the Company in 1999. These increases were offset by a $0.4 million decrease in provision for doubtful accounts associated with the Company’s SNF located in Hoquiam, Washington.

Equity in earnings of unconsolidated affiliates decreased $3.8 million for the nine months ended September 30, 2004 compared to the same period in 2003. This decrease was mainly due to the sale, in 2003, of a 23,000 square foot MOB located in Aliso Viejo, California in which the Company held a 50% interest along with an ALF located in Omaha, NE, in which the Company also had a 50% interest. In the first three quarters of 2003, the Company recognized gains of approximately $1.3 million and $2.6 million, respectively, as a result of these sales.

The Company recognized a net gain from discontinued operations in the amount of $2.5 million during the first three quarters of 2004. The sale, in January 2004, of the Company’s membership interest in a joint venture that owned an 80-unit ALF located in Tarzana, California accounted for $0.3 million of this gain while the March 2004 sale of a two-story, 48,000 square foot research and development building located in Irwindale, California accounted for an additional $0.3 million. In August 2004, the Company sold its 10,000 square foot MOB located in Tustin, California recognizing a gain of $2.1 million. These gains were offset by the $0.2 million loss on the sale of a 59-bed SNF located in Chico, California in June 2004.

Comparison of the Three Month Period Ended September 30, 2004 versus the Three Month Period Ended September 30, 2003.

Total revenues decreased by $6.0 million, or 38%, from $16.0 million in the third quarter of 2003, to $10.0 million for the same period in 2004. The decrease was due to a $6.9 million decrease in patient revenues and a $0.9 million decrease in other income. These decreases were offset by a $1.9 million increase in rents, tenant reimbursements and parking revenues.

Patient revenues decreased by $6.9 million, or 100%, from $6.9 million in the third quarter of 2003, to zero for the same period in 2004. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements. As of April 1, 2004, the Company records rental income per the terms of the leases it entered into with the new owner of the operating licenses.

Rents, tenant reimbursements and parking revenues increased by $1.9 million, or 25%, from $7.7 million in the third quarter of 2003, to $9.6 million for the same period in 2004. $0.9 million of this increase is due to an increase in rental revenue at the Company’s three SNFs located in Hampden, Massachusetts. Subsequent to the transfer of the operating licenses mentioned above, the Company records rental income per the terms of a new lease entered into with the manager of these facilities. $0.3 million of the increase in rental revenues is due to the June 2004 acquisition of a 155-bed SNF located in Goodyear, Arizona. Also, an amended rental agreement, effective January 1, 2004, with the operator of the Company’s SNF located in Hyattsville, Maryland accounted for an additional $0.6 million in rental revenues. The amended rental agreement called for a significant rent increase starting July 1, 2004. The remaining $0.1 million increase in rental revenue is due to increased occupancy and rental rates at the Company’s MOB properties.

Other income decreased by $0.9 million, or 75%, from $1.2 million in the third quarter of 2003, to $0.3 million for the same period in 2004. This decrease was due to the collection in the third quarter of 2003 of $1.0 million related to a $4.6 million note receivable funded by the Company in December 1997. The Company had fully reserved for the outstanding loan balance in prior years.

Total expenses decreased by $14.2 million, or 63%, from $22.4 million for the three months ended September 30, 2003, to $8.2 million for the same period in 2004. The decrease was due to a decrease in skilled nursing operation costs of $6.3 million and a decrease in interest expense of $8.2 million. These decreases were offset by an increase in provisions for doubtful accounts of $0.1 million and an increase in general and administrative costs of $0.1 million.

Skilled nursing operations decreased by $6.3 million from $6.3 million in the third quarter of 2003, to zero for the same period in 2004. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

Interest expense decreased $8.2 million, or 74%, from $11.1 million for the three months ended September 30, 2003, to $2.9 million for the same period in 2004. The primary reason for the decrease was the $6.4 million of pre-payment fees and the write-off of deferred loan fees, incurred in the third quarter of 2003, relating to the early repayment and refinancing of a $31.5 million loan secured by MOBs located in Beverly Hills, Sherman Oaks and LaJolla, California. An additional $2.1 million of this decrease was due to the repayment of the Company’s $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock. These decreases were offset by an increase in interest expense of $0.3 million due to the 2003 refinancing of four mortgage loans totaling $69.5 million with new mortgage loans totaling $123.3 million.

General and administrative costs increased $0.1 million, or 8%, from $1.3 million for the three months ended September 30, 2003, to $1.4 million for the same period in 2004. This increase was attributed to an increase in corporate staffing costs as well as additional legal and consulting costs associated with the spin off transaction discussed in Notes 1, 9 and 11 of the Condensed Consolidated Financial Statements.

Provisions for doubtful accounts, notes and bonds receivable increased by $0.1 million for the three months ended September 30, 2003 compared to the same period in 2004. $0.3 million of this increase is the result of an increase in the Company’s provision for doubtful accounts associated with the Company’s three SNFs located in Hampden, Massachusetts. This increase was offset by a $0.2 million decrease in provision for doubtful accounts associated with the Company’s SNF located in Hoquiam, Washington.

Equity in earnings of unconsolidated affiliates increased $0.2 million for the three months ended September 30, 2004 compared to the same period in 2003. This increase was mainly due to the sale, in September 2004, of a two-story, 80-unit, 92 bed ALF located in Yorba Linda, California in which the Company held a 50% interest.

The Company recognized a net gain from discontinued operations in the amount of $2.1 million during the third quarter of 2004. The sale, in August 2004, of the Company’s 10,000 square foot MOB located in Tustin, California accounted for this gain.

Liquidity and Capital Resources

As of September 30, 2004, the Company had approximately $11.0 million of cash on hand. The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of its healthcare properties. The MOB properties produced net income of approximately $8.2 million before minority interests for the first three quarters of 2004. The $8.2 million includes a $2.1 million gain on the sale of the Company’s 10,000 square foot MOB located in Tustin, California as well as a $0.3 million gain on the sale of the Company’s 48,000 square foot research and development building located in Irwindale, California. The Company’s MOB properties contain approximately 794,000 rentable square feet and, as of September 30, 2004, were approximately 97.6% leased to over 400 tenants with lease terms typically ranging from three to ten years.

The ALFs produced net income of $0.1 for the first three quarters of 2004. The $0.1 million includes a $0.7 million gain on the sale of the Company’s ALF located in Yorba Linda, California in which the Company has a 50% interest as well as a $0.3 million gain on sale of the Company’s membership interest in a joint venture that owned an ALF located in Tarzana, California. These gains were offset by the Company’s share of losses in the Company’s ALFs owned through joint ventures.

The SNFs produced net income of approximately $0.7 million for the first three quarters of 2004 which included a $0.2 million loss on the sale of a SNF located in Chico, California. All of the SNFs are leased to operators who manage the facilities for the Company. In the event that the operators of the ALFs and SNFs are unable to effectively operate the facilities, the ability of the operators to make rental payments to the Company may become impaired and the Company may need to commit additional capital to the facilities in order to keep them operating. If any of these operators experience financial difficulty, the financial position of the Company and the ability of the Company to make expected distributions would be adversely affected.

The Company’s principal external sources of capital consist of various secured loans and selective asset sales. As of September 30, 2004, the Company had secured loans outstanding of approximately $186.2 million. During the period ended September 30, 2004, the Company obtained a $3 million secured line of credit that is secured by a first deed of trust on land owned by the Company in Santa Clarita, California. Through November 15, 2004, the Company had no outstanding borrowings under the line of credit. The Company has also been selling some of its assets which has provided additional liquidity. During the first three quarters of 2004, the Company received proceeds of $13.8 million from the sale of its assets. The Company has reserved these funds for new acquisitions, future stock dividends and for general corporate purposes. The Company’s 2004 asset purchase and sales are discussed below.

On January 26, 2004, the Company sold its membership interest in a joint venture that owned an 80-unit ALF located in Tarzana, California for $1.7 million in cash and recognized a net gain on sale of $0.3 million. The existing mortgage balance of $8.2 million along with an unsecured note payable of $0.5 million, were assumed by the buyer.

On March 18, 2004, the Company sold a two-story, 48,000 square foot research and development building located in Irwindale, California for $8.85 million and received net proceeds of $8.4 million. The Company recognized a gain on sale of $0.3 million.

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

On August 2, 2004, the Company sold a 10,000 square foot MOB located in Tustin, California for $3.6 million and realized net proceeds of $2.1 million. The Company recognized a gain on sale of $2.1 million.

On September 30, 2004, Lakeview sold its 80-unit ALF located in Yorba Linda, California for $10.6 million. Lakeview netted approximately $4.1 million after repaying the outstanding mortgage loan balance of $6.1 million and other closing costs. In October, the Company received a distribution from Lakeview of $2.9 million.

The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during the first three quarters of 2004 to holders of record on the first day of each month. On July 22, 2004, the Company distributed $3.0 million to holders of the Company’s Common Stock.

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. In total, skilled nursing and assisted living assets having a net equity of $9.03 million, derived from current independent property appraisals less the existing property debt, have been distributed as a dividend to these stockholders. These assets are now held by a recently formed limited liability company, G&L Senior Care Properties, LLC. G&L Senior Care Properties, LLC is owned and managed primarily by Daniel Gottlieb and Steven Lebowitz, the CEO and President, respectively, of the Company. This transaction is discussed in greater detail in Footnote 1 to the Company’s Condensed Consolidated Financial Statements and in the Company’s report on Form 8-K filed with the Securities and Exchange Commission on November 4, 2004.

The Company has retained an investment banking firm to advise it on the possible issuance of a new series of preferred stock, the proceeds of which would be used, in significant part, to redeem the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock. However, no assurances can be given that any such transaction will be forthcoming.

While the Company is highly leveraged, the Company expects to continue meeting its short-term liquidity requirements through its working capital and cash flow provided by operations. Through its debt refinancings in 2003, the Company reduced its average interest rate on its long-term, fixed rate debt from 7.52% as of December 31, 2002 to 5.91% as of September 30, 2004. The Company also expects to maintain stockholder distributions in accordance with REIT requirements, although no assurances can be given that the current level of distributions will be maintained. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the sale of assets and joint venture arrangements.

Sources and Uses of Funds

The Company’s net cash provided by operating activities increased $14.0 million from net cash used of $4.7 million for the nine months ended September 30, 2003 to a net cash provided of $9.3 million for the same period in 2004. The increase is due to an increase in net income of $13.6 million, a decrease in equity in income of unconsolidated affiliates of $3.7 million, a $2.1 million decrease in tenant rent and reimbursements receivable and a $0.6 million increase in provisions for doubtful accounts, notes and bonds receivable. These increases in cash provided by operating activities were offset by a $2.5 million increase in net gains from sale of discontinued operations, a $2.0 million decrease in the write-off of deferred loan costs and a $1.2 million decrease in accounts payable and other liabilities.

Net cash from investing activities increased $3.4 million from net cash used of $2.4 million for the nine months ended September 30, 2003 to net cash used of $1.0 million for the same period in 2004. The increase was primarily due to a $13.8 million increase in sales of real estate assets. These increases were partially offset by an increase in real estate purchases of $3.7 million, a $0.6 million increase in additions to buildings and improvements, a $1.4 million increase in investments in mortgage loans and notes receivable, a $0.6 million increase in contributions to unconsolidated affiliates, a $0.6 million decrease in the sale of bonds receivable and a $3.4 million decrease in distributions from unconsolidated affiliates.

Net cash flows from financing activities decreased by approximately $20.5 million from net cash provided of $9.2 million for the nine months ended September 30, 2003, to net cash used of $11.3 million for the same period in 2004. The decrease was due to a $116.5 million decrease in notes payable proceeds and a $2.3 million increase in distributions. These were offset by a $95.9 million decrease in the repayment of notes payable, a $1.1 million decrease in payments of deferred loan costs and a $1.2 million decrease in the amount of cash contributed to restricted cash accounts.

Off- Balance Sheet Arrangements

The Company is the guarantor on a $250,000 letter of credit in favor of NVHF Affiliates, LLC (“NVHF”), a non-profit low-income apartment owner. In December 1999, the Company purchased $1.3 million of subordinated bonds issued by NVHF for the acquisition of an apartment complex located in Tulsa, Oklahoma. In order to facilitate the acquisition of the property, the Company agreed to guarantee a letter of credit issued by the Bank of Oklahoma. The letter of credit was established to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. In December 2003 and June 2004, NVHF defaulted on the semi-annual interest payment to the holders of the subordinated B-bonds. In July 2004, the letter of credit was called upon and the Company was required to fund the $250,000 that it had guaranteed. Also, in July 2004, the Company guaranteed a new letter of credit issued by U.S. Bank in favor of Fannie Mae, the bond servicer, under which the Company’s maximum liability is approximately $410,000. The Company had a liability of $250,000 on its balance sheet as of June 30, 2004 related to the guaranty of the letter of credit against which the $250,000 payment made in July was applied. The Company has not recorded any additional liability on its balance sheet related to its guarantee under the new letter of credit issued by U.S. Bank.

The Company is a guarantor on a $6.2 million mortgage loan secured by an ALF that is owned by a joint venture in which the Company owns a 50% interest. A corporate guaranty on a short-term mortgage loan is a usual and customary requirement by lenders in the industry. The Company’s joint venture partner is also a guarantor on the loan. The individual owners of the Company’s joint venture partner have also personally guaranteed the loan. On September 30, 2004, Lakeview sold the ALF and used a portion of the proceeds to repay the outstanding balance on the loan. As a result, the Company no longer has any liability associated with this loan.

As of September 30, 2004, the Company had investments in six unconsolidated joint ventures totaling $5.8 million. All of the unconsolidated joint ventures were formed for the purpose of acquiring and owning real estate assets. Per the terms of the joint venture agreements, the Company could be required to advance additional funds to these joint ventures if the operating activities of the joint ventures are insufficient to satisfy the obligations of the joint ventures. Any additional funds advanced to the joint ventures are treated as additional equity contributions and are recorded as an investment in unconsolidated affiliates on the Company’s balance sheet.

Contractual Obligations

On January 26, 2004, the Company sold its membership interest in Tarzana for $1.7 million. The buyer assumed the existing mortgage and unsecured obligations totaling $8.7 million relieving the Company of any future obligations under these two obligations. On March 10, 2004, the Company made a principal payment of $3.6 million on one of its variable rate mortgage loans in order to obtain the release of collateral of two of the three properties that secured the loan. In May 2004, the Company paid the remaining balance of $0.5 million on its $2.0 million line of credit secured by the accounts receivable at the Company’s three SNFs located in Massachusetts. There were no other material changes in the first three quarters of 2004 compared to the Company’s contractual obligations as of December 31, 2003. As of September 30, 2004, the Company had the following contractual obligations outstanding:

	2004	2005	2006	2007	2008	Thereafter	Total
		(in thousands)
Obligations:
Fixed rate mortgage debt:
Interest	$2,495	$9,783	$9,617	$9,441	$8,871	$29,635	$69,842
Principal	666	2,629	2,795	2,971	17,771	138,508	165,340
Variable rate mortgage debt:
Principal (1)	9,096	4,154	7,580				20,830

	$12,257	$16,566	$19,992	$12,412	$26,642	$168,143	$256,012

(1)	The Company cannot reasonably determine the future interest obligations associated with its variable rate debt due to the variable interest rates associated with these loans.

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period ending after March 15, 2004. The Company has completed an evaluation of all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46-R and has concluded that its unconsolidated real estate joint ventures do not fall under the provisions of FIN 46-R. These investments include real estate joint ventures with assets totaling $28.2 million as of September 30, 2004.

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

The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company’s 2003 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and nine month periods ended September 30, 2004 and 2003.

G&L REALTY CORP.

FUNDS FROM OPERATIONS AND ADDITIONAL DATA

(Unaudited)

	For the Three Month Period Ended September 30,		For the Nine Month Period Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Funds from Operations(1)
Net income (loss)	$3,965	$(6,924)	$5,593	$(7,980)
Depreciation of real estate assets	1,068	1,394	3,387	3,680
Amortization of deferred lease costs	37	51	121	167
Gain from sale of discontinued operations	(2,097)	—	(2,536)	—
Depreciation from unconsolidated affiliates	111	91	333	381
Adjustment for minority interest in consolidated affiliates	(36)	(38)	(84)	(114)
Dividends on preferred stock	(1,790)	(1,790)	(5,371)	(5,371)

Funds from Operations(1)	$1,258	$(7,216)	$1,443	$(9,237)

Additional Data
Cash flows:
Operating activities	$2,443	$(3,895)	$9,329	$(4,681)
Investing activities	1,249	(113)	1,023	(2,374)
Financing activities	(7,080)	6,167	(11,341)	9,198
Capital expenditures
Building improvements	$1,245	$118	$1,464	$516
Tenant improvements	246	189	437	779
Furniture, fixtures & equipment	19	27	116	143
Leasing commissions	28	44	69	93
Depreciation and amortization
Depreciation of real estate assets	$1,068	$1,394	$3,387	$3,680
Depreciation of non-real estate assets	172	156	515	478
Amortization of deferred lease costs	37	51	121	167
Amortization of deferred licensing costs	—	14	36	40
Amortization of capitalized financing costs	90	178	271	563
Accrued rent in excess of billed rent	$(16)	$32	$(114)	$42

1)	FFO represents net income (computed in accordance with GAAP, consistently applied), excluding extraordinary items and gains (or losses) from sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company’s operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of September 30, 2004, approximately 11% of the Company’s notes payable bear interest at a rate indexed to the one-month LIBOR rate or Prime Rate. The tables below provide information as of September 30, 2004 and December 31, 2003 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of September 30, 2004 and December 31, 2003.

	AS OF SEPTEMBER 30, 2004 PRINCIPAL MATURING IN:						Total	Fair Market Value September 30, 2004
	2004	2005	2006	2007	2008	Thereafter
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$666	$2,629	$2,795	$2,971	$17,771	$138,508	$165,340	$177,781
Average interest rate	5.91%	5.91%	5.92%	5.92%	5.92%	5.92%	5.92%
Variable rate		13,250	7,580				20,830	20,924
Average interest rate		6.27%	5.86%				6.00%

	$666	$15,879	$10,375	$2,971	$17,771	$138,508	$186,170	$198,705

The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of September 30, 2004, a 1% increase in the LIBOR rate would decrease future earnings by $208,000 annually, and decrease future cash flow by $117,000 annually. A 1% decrease in the LIBOR rate would increase future earnings by $208,000 annually, and increase future cash flow by $117,000 annually. A 1% change in the LIBOR rate would not have a material impact on the fair value of the Company’s debt.

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

Neither the Company or any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of healthcare properties, parking facilities and retail space is currently a party to any material litigation, except as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

On September 16, 2004, Daniel M. Gottlieb and Steven D. Lebowitz, executive officers and directors of the Company, surrendered their 193,087 shares of Series A and Series B preferred stock to the Company and received 193,087 shares of newly-created Series C and Series D preferred stock, having the same rights, privileges and preferences as the preferred shares surrendered. The Company did not receive any consideration in connection with this exchange. The sale of the Series C and Series D preferred stock to Messrs. Gottlieb and Lebowitz in exchange for their Series A and B preferred stock was made pursuant to the exemption from registration provided in Regulation D, Rule 506 under Section 4(2) of the Securities Act based on the fact that as executive officers of the Company Messrs. Gottlieb and Lebowitz are “accredited investors” within the meaning of Regulation D.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Submission of Matters to a Vote of Security Holders.

None.

Item 5	Other Information.

None.

Item 6	Exhibits

(a) Exhibits

Exhibit No.	Note	Description

2.1	(8)	The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp.

2.2	(9)	Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated September 28, 2001.

2.3	(10)	Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated October 26, 2001.

2.4	(12)	Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

3.1.1	(1)	Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.1.2	(4)	Articles Supplementary of G&L Realty Corp. Series A Preferred Stock

3.1.3	(5)	Articles Supplementary of G&L Realty Corp. Series B Preferred Stock

3.1.4		Articles Supplementary of G&L Realty Corp. Series C Preferred Stock

3.1.5		Articles Supplementary of G&L Realty Corp. Series D Preferred Stock

3.2	(3)	Amended and Restated Bylaws of G&L Realty Corp.

10.3	(2)	Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.3.2	(11)	Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

10.5	(1)	Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.9.2	(1)	Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

10.11	(1)	Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

10.77	(6)	Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

10.78	(6)	Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers Corp. as Tenant dated December 1, 1998.

10.79	(6)	Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively “Guarantor”) in favor of G&L Coronado, LLC (“Landlord”).

10.81	(7)	Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender.

10.82	(11)	Credit Agreement among G&L Realty Partnership, L.P., G&L Partnership, LLC, the Several Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001

10.83	(11)	Guarantee and Collateral Agreement made by Daniel M. Gottlieb, Steven D. Lebowitz, G&L Realty Corp. and G&L Realty Partnership, L.P. in favor of GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001.

10.84	(13)	Management and Cost Sharing Agreement, dated as of October 29, 2004 by and among G&L Realty Corp., G&L Senior Care Properties, LLC and G&L Realty Corp., LLC

10.85	(13)	Pledge and Security Agreement, dated as of October 29, 2004 by and between G&L Realty Partnership, L.P. and G&L Senior Care Properties, LLC

10.86	(13)	Secured Promissory Note, dated as of November 1, 2004, by G&L Senior Care Properties, LLC in favor of G&L Realty Partnership, L.P.

10.87	(13)	Unsecured Promissory Note, dated as of November 1, 2004 by G&L Senior Care Properties, LLC in favor of G&L Realty Partnership, L.P.

21		List of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350

32.2		Certification Pursuant to 18 U.S.C. Section 1350

1)	Previously filed as an exhibit of like number to the Registrant’s Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.

2)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

3)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

4)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (filed as of April 10, 1997) and amendments thereto and incorporated herein by reference.

5)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (filed as of October 27,1997) and amendments thereto and incorporated herein by reference.

6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.

7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference.

8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.

9)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.

10)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.

11)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.

12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.

13)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 4, 2004) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G&L REALTY CORP.

Date: November 15, 2004	By:	/s/ David E. Hamer
David E. Hamer
Chief Accounting Officer