Form 10-K
period 2004-12-31
G&L REALTY CORP
filed 2005-03-31
CIK 912240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of March 31, 2005, 710,199 shares of common stock of G&L Realty Corp. were outstanding.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1. BUSINESS

General

The Company is a self-managed real estate investment trust (“REIT”) that owns, acquires, develops, manages and leases health care properties. The Company’s business currently consists of investments, made either directly or through joint ventures, in medical office buildings (“MOB”). All of the Company’s assets are held by, and all of its operations are conducted through, G&L Realty Partnership, L.P. (the “Operating Partnership”) or its subsidiaries. The Company was incorporated in Maryland on September 15, 1993, and is controlled by its principal executive officers, Daniel M. Gottlieb and Steven D. Lebowitz.

Recent Developments

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. Messrs. Gottlieb and Lebowitz are the sole common stockholders of the Company. In total, skilled nursing and assisted living assets having a net equity of $9.03 million, derived from current independent property appraisals less the existing property debt, have been spun-off to these stockholders. At the time of the spin-off, these assets were held by the Company’s consolidated subsidiary, G&L Senior Care Properties, LLC, and the spin-off was effectuated by a distribution of the Company’s membership interests in G&L Senior Care Properties, LLC. In addition to these skilled nursing facility and assisted living facility assets, G&L Senior Care Properties, LLC had cash of approximately $2 million, and indebtedness to the Company of $6 million as of the effective date of the spin-off. Accordingly, G&L Senior Care Properties, LLC at the time of the spin-off, had a net asset value (based on fair market valuations of its skilled nursing and assisted living facilities) of approximately $5.03 million.

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

Description of Business

The Company’s MOB business strategy is to acquire, develop, manage and lease a portfolio of medical office buildings. The Company currently seeks growth opportunities mainly in Southern California through acquisition and development of additional MOBs directly or through strategic joint ventures. The MOB portfolio currently consists of approximately 785,000 rentable square feet. The Company directly owns 17 high quality MOBs, an adjacent parking facility and one office and retail facility. In addition, the Company owns four additional MOBs through joint ventures (collectively, the “MOB Properties”). All of the MOB Properties are located in California. Several of the MOB Properties include retail space on the ground level. As of January 31, 2005, the MOB Properties were 97.8% leased.

As part of its overall business strategy, the Company develops MOBs either directly or through joint ventures. As part of its development strategy, the Company may develop non-core assets which are sold after the assets are stabilized. The non-core assets are typically developed in connection with the development of healthcare properties. The Company has a long history of successful developments and believes that it can achieve growth through a combination of development and acquisition.

Financing for the Company’s development and acquisition activities may be provided through existing or new joint ventures with third parties or third-party financing in the form of secured or unsecured debt or through selective asset sales. The Company’s capacity to obtain debt financing facilitates its ability to acquire ownership interests in additional MOBs. The Company and its investment affiliates will likely incur additional indebtedness in connection with future acquisitions. However, notwithstanding any business policies or objectives of the Company, no assurance can be given that the Company, or its investment affiliates, will be able to make acquisitions on favorable terms or that such properties will be profitably operated.

The Company has determined to sell certain of its properties and, in 2004, sold an 80-unit assisted living facility located in Tarzana, California; a 48,000 square foot research and development building located in Irwindale, California which was originally an MOB that the Company converted to a research and development building when the MOB tenant vacated the building; a 10,000 square foot MOB located in Tustin, California; a 59-bed SNF located in Chico, California; and an 80-unit assisted living facility located in Yorba Linda, California. On March 24, 2005, the Company sold a 47,000 square foot office and retail center located in Coronado, California. The proceeds from these sales may be used to acquire or develop additional healthcare properties, retire debt or preferred stock, for general corporate purposes and/or to make distributions to common stockholders.

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

Property Management

The Company provides a full range of management services for the operation of MOBs. The ability of the Company to manage MOBs to meet the unique needs of medical practitioners has been critical to its success. The Company has experienced lease renewal rates of approximately 88.4%, 79.7% and 85.9% for the years ended December 31, 2004, 2003 and 2002, respectively, in the MOB Properties. Developing and managing MOBs differs from developing and managing general office properties due to the special requirements of the tenants and their patients. MOBs generally have higher maintenance requirements, increased plumbing and electrical capacity requirements and are subject to expanded environmental regulations due to stringent restrictions on the disposal of medical waste. The management of MOBs also generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners. Additional important management functions include the placement of tenants within MOBs to accommodate increased space needs and managing the tenant mix at properties in order to facilitate referrals by practitioners with different specialties within the building. The Company stresses meeting these and other special demands of medical property tenants.

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

Employees

As of March 31, 2005, the Company employed 28 persons, 12 of whom are on-site building employees who provide maintenance services for the MOB Properties and 5 of whom are professional employees engaged in leasing, asset management and administration.

Dependence on Key Tenants

The tenant mix at the Company’s MOBs typically consist of several smaller tenancies rather than one or two large tenancies. As of December 31, 2004, no MOB tenant accounted for more than 2% of the Company’s total revenues. Although no MOB tenant accounts for more than 2% of the Company’s total revenues, the risks associated with smaller tenants include (i) less creditworthiness, (ii) greater potential tenant turnover and (iii) increased property management needs.

Government Regulation

Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its property. These laws impose liability without regard to whether the owner knew of, or was responsible for, the presence of any hazardous or toxic substances. The presence of such substances, or the failure to properly remediate these substances, may adversely affect the owner’s ability to borrow using the real estate as collateral and may subject the owner to material remediation costs. All of the MOB Properties have been subject to Phase I environmental assessments (which involve inspection of the subject property, but no soil sampling or groundwater analysis) by independent environmental consultants. Although restricted in scope, these independent assessments revealed no material evidence of existing environmental liability, and the Company has not been notified by any governmental authority of any noncompliance by, liability for, or other claim against the Company in connection with environmental matters related to the MOB Properties. While the Company is not aware of any environmental liability that it believes would have a material adverse effect on its business, assets or results of operations, no assurance can be given that the environmental assessments revealed all potential environmental liabilities or that a prior owner did not create any material environmental condition not known to the Company or that future uses or conditions (including changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

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

Healthcare Industry Regulation. Physicians are subject to heavy government regulation including the determination of the level of reimbursements for medical costs incurred and services provided under government programs. Changes in government regulations regarding medical reimbursements and other regulations affecting the healthcare industry can have a dramatic impact on the operations of medical practitioners under government programs. Both the federal government and many state governments are exploring numerous reforms concerning the healthcare industry that could have a significant impact on many healthcare-related businesses. If legislation were enacted that decreased the level of government medical reimbursements or increased the degree of regulatory oversight, thereby increasing the expenses of healthcare businesses, the Company’s tenant base could be adversely affected. This, in turn, could negatively impact the ability of the Company to make distributions.

Americans with Disabilities Act. All of the MOB Properties are required to comply with the Americans with Disabilities Act (“ADA”). The ADA generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and noncompliance could result in imposition of fines by the federal government or an award of damages to private litigants. The Company believes it is in substantial compliance with the ADA and that it will not be required to make substantial capital expenditures to address the requirements of the ADA. If required changes involve a greater expenditure than the Company currently anticipates, the Company’s ability to make distributions could be adversely affected.

ITEM 2. PROPERTIES

The MOB Properties consist of 17 high quality MOBs directly owned by the Company, four MOBs indirectly-owned by the Company through joint ventures, an adjacent parking facility and an office and retail facility. As of January 31, 2005, the MOB Properties were 97.8% leased to 418 tenants. The Company’s MOB tenants are primarily established medical practitioners representing a cross section of medical practices.

Description of the MOB Properties

The Company, through its MOB operations, acquires, develops, manages and leases MOBs, a parking facility and a retail facility. Developing and managing MOBs differs from developing and managing conventional office buildings due to the special requirements of physicians and their patients. Doctors now perform a variety of medical procedures in their offices, and as a result, many MOBs have become sophisticated ambulatory centers that allow for outpatient surgery and procedures. In addition, the public areas of MOBs generally have higher maintenance requirements due to heavy foot traffic generated by typically relatively short patient visits. The use of sophisticated medical equipment typically requires the MOBs to provide increased plumbing and electrical capacity and expanded environmental regulations impose more stringent restrictions on the disposal of medical waste than applicable to other commercial office buildings. The management of MOBs generally requires experience in specialized tenant improvements and higher levels of responsiveness required by medical practitioners. Additional important management functions include the placement and relocation of tenants to accommodate increased space needs and managing the tenant mix to facilitate referrals by practitioners with different specialties within the building.

The following tables set forth certain information regarding each of the MOB Properties as of January 31, 2005. All of the MOB Properties are held in fee by the Company or, in the case of jointly-owned properties, by a joint venture partnership or limited liability company. Except as noted below, the Company owns 100% of each property.

MOB Properties—Summary Data

Property	Number of Buildings	Year Constructed or Rehabilitated	Rentable Square Feet(1)	Rented Square Feet(2)	Occupancy(2)	Total Annualized Rent(3)	Average Rent per Sq. Ft.
405 N. Bedford, Beverly Hills,	1	1947/1987	45,318	45,318	100.0%	$2,123,000	$46.85
415 N. Bedford, Beverly Hills (4)	1	1955	5,720	5,720	100.0	318,000	55.59
416 N. Bedford, Beverly Hills	1	1946/1986	40,206	40,206	100.0	1,753,000	43.60
435 N. Bedford, Beverly Hills	1	1950/63/84	53,924	53,924	100.0	2,314,000	42.91
435 N. Roxbury, Beverly Hills (5)	1	1956/1983	40,865	39,964	97.8	1,693,000	42.36
436 N. Bedford, Beverly Hills	1	1987	74,285	74,285	100.0	3,706,000	49.89
Sherman Oaks Medical Plaza 4955 Van Nuys Blvd. Sherman Oaks	1	1969/1993	67,653	61,822	91.4	1,598,000	25.85
Coronado Plaza (6) 1330 Orange Ave, Coronado	1	1977/1985	47,099	45,822	97.3	1,323,000	28.94
Holy Cross Medical Plaza 11550 Indian Hills Road Mission Hills	1	1985	72,476	72,476	100.0	2,159,000	29.79
Lyons Avenue Medical Building 24355 Lyons Avenue, Santa Clarita	1	1990	49,185	49,185	100.0	1,160,000	23.58
Tustin—Medical Office I 14591 Newport Avenue, Tustin	1	1969	18,092	18,092	100.0	379,000	20.95
Tustin—Medical Office II 14642 Newport Avenue, Tustin	1	1985	48,445	48,445	100.0	1,225,000	25.29
Regents Medical Center 4150 Regents Park Row, La Jolla	1	1989	66,216	61,370	92.7	1,914,000	31.19
San Pedro Medical Plaza (7) 1360 West 6th Street, San Pedro	3	1963/1979	60,436	55,883	92.5	1,301,000	23.28
Santa Clarita Valley Medical Center 23861 McBean Pkwy, Santa Clarita	5	1981	42,206	42,206	100.0	1,055,000	25.00
Santa Clarita Valley Medical Center, F 23929 McBean Pkwy, Santa Clarita	1	1999	43,912	43,912	100.0	1,221,000	27.81
Santa Clarita Valley Foundation Bldg 23871 McBean Pkwy, Santa Clarita	1	1981	8,025	8,025	100.0	130,000	16.20

Total/Weighted average of all MOB Properties	23		784,063	766,655	97.8	$25,372,000	33.10

1)	Rentable square feet includes space used for management purposes but does not include storage space.
2)	Occupancy includes occupied space and space used for management purposes. Rented square feet includes space that is leased but not yet occupied. Occupancy figures have been rounded to the nearest tenth of one percent.
3)	Rent is based on third-party leased space billed in January 2005.
4)	This building is a parking structure that contains seven retail tenants.
5)	The Company is the general partner and owns 32.8% of the partnership that owns this property.
6)	This building is an office and retail building that the Company sold on March 24, 2005.
7)	The Company owns 50% of this property.

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

Coronado Plaza

Coronado Plaza is a three-story, approximately 47,000 rentable square foot office and retail complex located in Coronado, California. The building is located on the beach across the street from the Hotel Del Coronado and the majority of the second and third floor suites have unobstructed ocean views. The building has subterranean parking for 96 vehicles plus street parking surrounding the entire property. The property was sold on March 24, 2005.

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

Lyons Avenue Medical Building

The Lyons Avenue Medical Building is a two-story, approximately 49,000 rentable square foot MOB located in Valencia, California only  1/2 mile from the Henry Mayo Newhall Memorial Hospital. The building has subterranean parking and a two-story atrium entry. The building’s excellent market position provides first class medical space for those doctors that do not need an association with the hospital.

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

Regents Medical Center

The Regents Medical Center is a three-story, approximately 66,000 rentable square foot MOB situated on approximately 2.6 acres in the University Town Center area of San Diego, near the University of California, San Diego. The building, which was constructed in 1989, has ground level retail spaces, two upper floors of medical offices, and subterranean and ground level parking that can accommodate a total of 285 vehicles.

San Pedro Medical Plaza

The San Pedro Medical Plaza in San Pedro, California is an approximately 60,000 usable square foot complex consisting of three MOBs. The buildings are located across the street from the San Pedro Peninsula Hospital and are situated on 7.85 acres incorporating a 383 space surface parking lot.

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

Santa Clarita Valley Foundation Building

The Foundation Building is a one-story, approximately 8,000 square foot MOB that is located on the Henry Mayo Newhall Memorial Hospital Campus and is currently 100% leased to the Henry Mayo Newhall Hospital Foundation. In 2003, the Company purchased approximately 10 acres of land from the Henry Mayo Newhall Hospital for $3.9 million. As part of the purchase, the Company acquired the Foundation Building and approximately 4 acres of vacant land along with the approximately 6 acres of land that the Company had been leasing for $264,000 per year from the Henry Mayo Newhall Memorial Hospital. The Santa Clarita Valley Medical Center MOBs are located on the 6 acres of the land that were previously leased from the Henry Mayo Newhall Memorial Hospital.

Leases

As of January 31, 2005, the MOB Properties were approximately 97.8% leased. New leases and extensions are normally granted for a minimum of three to five years and provide for annual rent increases. Office tenants generally have gross leases whereby rents may be adjusted for a tenant’s proportionate share of any increases in the cost of operating the building. However, the Company has recently been leasing office space with provisions for the tenants to pay all utility costs directly. Most retail tenants have net leases and pay their share of all operating expenses including property taxes and insurance. The following is a lease expiration table setting forth the number, square feet and associated annual rent for those leases expiring in future years.

MOB Properties—Lease Expirations

Year of Lease Expiration	Number of Leases Expiring (1)	Approximate Total Rented Square Feet (1)	Annual Rent	% of Total Annual Rent
2005	78	120,546	$3,854,000	16.0%
2006	84	149,162	5,372,000	22.3%
2007	67	131,182	4,636,000	19.2%
2008	55	118,291	3,776,000	15.7%
2009	53	105,693	3,509,000	14.5%
2010	16	36,818	1,110,000	4.6%
2011	7	13,571	540,000	2.2%
2012	7	13,981	399,000	1.7%
2013	6	11,876	351,000	1.5%
2014	5	8,605	341,000	1.4%
2015 or later	2	5,176	227,000	0.9%

Total	380	714,901	$24,115,000	100.0%

1)	Does not include month-to-month leases or vacant space. There are 38 month-to-month tenants who occupy approximately 52,000 square feet of space and pay approximately $105,000 per month in rent.

The Company has generally enjoyed strong lease renewals, achieving a weighted average renewal rate of approximately 88.4% on MOB leases that expired during 2004. Although there can be no assurance that this renewal level will be maintained, the Company believes this high renewal rate is due in part to the tendency of medical practitioners to continue to practice in the same space over a number of years. Also, the Company’s tenants frequently invest large sums of money in equipment and fixtures for their offices. Furthermore, relocating a doctor’s office can be disruptive to the patients who are familiar with the doctor’s office location.

Senior Care Loans

From 1995 through 1999, the Company was in the business of originating loans secured by healthcare properties. Since 1999, the Company has made no secured loans and has exited the business of originating loans. As of December 31, 2004, the Company had nine loans outstanding that total approximately $10.2 million before reserves of $2.9 million. Management believes that $2.9 million is appropriate in relation to the status of the loans in the Company’s portfolio as of March 31, 2005.

Notes Receivable from Stockholders

The Company holds two unsecured promissory notes originally totaling $5.24 million payable by Daniel M. Gottlieb and Steven D. Lebowitz, the Company’s chief executive officer and president, respectively, and the owners of 100% of the Company’s outstanding common stock. As of December 31, 2004, all accrued interest had been paid and the outstanding principal balance on the notes was $5.11 million.

Insurance

The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to the MOB Properties. There are certain types of losses that may either be uninsurable or not economically insurable; moreover, there can be no assurance that policies maintained by the Company will be adequate in the event of a loss. The Company carries earthquake and flood insurance for coverage of losses up to $50 million on the MOB Properties, which amount represents approximately 53% of the net book value of these properties. This coverage is subject to a 10% deductible up to the amount of insured loss. All of the properties directly or indirectly owned by the Company are located in Southern California, which has a history of seismic activity, including the 1994 Northridge earthquake that damaged the Holy Cross Medical Plaza property. Should an uninsured loss occur, the Company could lose its investment in, and anticipated earnings and cash flow from, a property.

ITEM 3. LEGAL PROCEEDINGS

There is no material pending litigation to which the Company or its consolidated or unconsolidated subsidiaries is a defendant or to which any of their properties is subject other than routine litigation arising in the ordinary course of business, most, if not all, of which is expected to be covered by insurance, except as discussed below.

There were a number of common stockholder class actions pending against the Company and its directors that arose out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company’s common stock not then owned by them. The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000. A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. This suit was voluntarily dismissed without prejudice on June 7, 2001, and refiled in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001. Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001. Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001. All these actions asserted claims for breach of fiduciary duty and seek compensatory damages and other relief. The Lukoff, Abrons and Harbor Finance actions were consolidated for all purposes, with Lukoff designated as the lead action. The Morse action was stayed pending the conclusion of the California class actions.

In addition, on April 4, 2002, a group of four former common stockholders of the Company filed an individual suit against the Company and its directors arising from the same conduct alleged in the putative class actions and the merger proposals made by those four stockholders in 2001. Lyle Weisman, et al. v. G & L Realty Corp., et al., case number BC 271401, asserted claims against the individual directors for breach of fiduciary duty, fraud and violations of the California Corporations Code, sections 25400-25403 and 25500-25502. The fourth amended complaint also asserted a claim for unjust enrichment against Messrs. Gottlieb and Lebowitz and a claim for unfair competition under Business and Professions Code sections 17200 et seq. against Messrs. Gottlieb and Lebowitz and the Company. The Court previously dismissed with prejudice Plaintiffs’ claims for negligent and intentional interference with prospective economic advantage. The Weisman suit was consolidated with the Lukoff class actions for purposes of discovery.

The Company and the director defendants reached a settlement of the California class actions in June 2004 providing for a class settlement and release of claims and entry of judgment dismissing the action with prejudice. The Company and the director defendants, in June 2004, also reached a settlement of the Weisman suit also providing for a release of claims and entry of judgment dismissing the action with prejudice. The total payment in settlement of these suits was $1.25 million, of which approximately $1 million was paid from insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until October 29, 2001, the Company’s Common Stock was listed on the New York Stock Exchange under the symbol GLR. On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, substantially on the terms provided for in the Agreement of Plan and Merger, dated as of May 10, 2001, as amended, by and between the Company and G & L Acquisition, LLC (the “Merger”). G & L Acquisition, LLC is owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company’s Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company’s Common Stock was delisted from the New York Stock Exchange. There is no established public trading market for the Company’s common stock. As of March 31, 2005, the Company had two holders of its Common Stock.

In September 2004, the Company’s board of directors classified and designated 200,000 authorized but unissued shares of Preferred Stock as Series C Cumulative Preferred Stock having the same rights, privileges and preferences as the Company’s currently outstanding Series A Preferred Stock and 200,000 authorized but unissued shares of Preferred Stock as Series D Cumulative Preferred Stock having the same rights, privileges and preferences as the Company’s currently outstanding Series B Preferred Stock. The board of directors then authorized the exchange of the 90,797 shares of Series A Preferred Stock and 102,290 shares of Series B Preferred Stock owned by Messrs. Gottlieb and Lebowitz for 90,797 shares of Series C Preferred Stock and 102,290 shares of Series D Preferred Stock, respectively. On December 30, 2004, the Board of Directors approved the repurchase by the

Company of the 90,797 shares of Series C Preferred Stock and the 102,290 shares of Series D Preferred Stock owned by Messrs. Gottlieb and Lebowitz for $4.44 million. The purchase price of $23.00 a share represented a 13% and 9% discount, respectively, to the market price of the Company’s Series A and Series B Preferred Stock at the time. The Series C and Series D Preferred Stock rank on a parity with the Series A and Series B Preferred Stock and share pari passu in dividends and at liquidation. The Company completed the repurchase on December 30, 2004.

During 2004, the Company hired an investment banking firm to advise it on the possible issuance of a new series of preferred stock, the proceeds of which would have been used, in significant part, to redeem the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock. On November 29, 2004, the Company issued a press release announcing the termination of its efforts to refinance its outstanding preferred stock because the front end costs of such a refinancing would have outweighed the potential benefits derived. Although the Company terminated its effort to refinance its currently outstanding preferred stock, the Company is constantly seeking to reduce its overall cost of capital and may revive such efforts in the future.

During 2004 and 2003, the Company paid cash common stock dividends of $3.0 million in the third quarter of 2004, $0.8 million in the second quarter of 2003 and $4.5 million in the fourth quarter of 2003. The Company also paid a property common stock dividend valued at $3.1 million for tax purposes in the fourth quarter of 2004 in connection with the spin off of its senior care properties.

The Company paid monthly dividends to holders of the Company’s Series A (GLRPRA) and Series B (GLRPRB) Preferred Stock on the fifteenth day of each month. Dividends are paid monthly at the rate of $2.56 and $2.45 per annum on shares of the Company’s Series A and Series B Preferred Stock, respectively. Distributions on the Company’s Series A and Series B Preferred Stock are senior to all classes of the Company’s Common Stock. Subsequent to the Merger, the Company’s Series A and Series B Preferred Stock is still outstanding and traded on the New York Stock Exchange.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

The following table sets forth consolidated selected financial and operating information for the Company for each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The following information should be read in conjunction with all of the financial statements and notes thereto included in this Form 10-K. This data also should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated selected financial and operating data as of December 31, 2004, 2003, 2002, 2001 and 2000 and for each of the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from audited financial statements. See “Recent Developments” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the Company’s spin-off of its senior care properties on November 1, 2004.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Operating Data:
Revenues:
Rental	$26,598	$23,016	$23,164	$21,494	$19,972
Patient revenues	6,736	26,129	24,261	21,057	17,820
Tenant reimbursements	3,381	3,055	2,497	1,606	1,189
Parking	1,722	1,644	1,472	1,439	1,199
Interest and loan fees	1,905	787	2,459	2,801	2,532
Other income	1,529	2,563	1,413	1,790	556

Total revenues	41,871	57,194	55,266	50,187	43,268

Expenses:
Property operations	7,747	7,748	7,329	7,428	6,935
Skilled nursing operations	6,287	23,901	21,421	19,004	16,548
Depreciation and amortization	4,544	4,876	4,908	4,792	4,843
Interest	10,592	25,122	13,606	10,490	10,892
Loss on sale of bonds receivable	—	120	—	—	—
General and administrative	5,641	4,551	3,280	3,953	2,892
Provision for doubtful accounts, notes and bonds receivable	1,401	975	1,542	1,004	2,288
Impairment of assets	8,139	—	—	—	—

Total expenses	44,351	67,293	52,086	46,671	44,398

(Loss) income from operations before minority interests, equity in earnings (loss) of unconsolidated affiliates and (loss) income from discontinued operations	(2,480)	(10,099)	3,180	3,516	(1,130)
Equity in earnings (loss) of unconsolidated affiliates	9	3,743	(140)	205	(417)
Minority interest in consolidated affiliates	(564)	(150)	(285)	(302)	(182)
Corporate income tax expense	—	(136)	(295)	(85)	—
Minority interest in Operating Partnership	—	—	—	—	460

(Loss) income from operations before discontinued operations	(3,035)	(6,642)	2,460	3,334	(1,269)

Net (loss) income from discontinued operations	(718)	(185)	(291)	2,796	1,155
Gain from sale of discontinued operations	2,536	7,347	2,320	—	1,263

Total income from discontinued operations	1,818	7,162	2,029	2,796	2,418

Net (loss) income	(1,217)	520	4,489	6,130	1,149
Dividends on preferred stock	(7,162)	(7,162)	(7,162)	(7,162)	(7,164)

Net (loss) to common stockholders	$(8,379)	$(6,642)	$(2,673)	$(1,032)	$(6,015)

	At or for the Year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Cash Flow Data:
Net cash provided by (used in) operating activities	$11,277	$(936)	$3,871	$15,482	$7,332
Net cash provided by (used in) investing activities	188	22,549	11,612	(2,809)	(373)
Net cash used in financing activities	(12,907)	(12,029)	(15,156)	(13,425)	(11,713)

Balance Sheet Data:
Land, buildings and improvements, net	$86,096	$125,718	$123,645	$118,594	$120,714
Assets held for sale	10,410	30,337	50,695	50,009	50,611
Mortgage loans and bonds receivable, net	7,658	764	1,829	11,976	11,244
Total investments	104,164	156,819	176,169	180,579	182,569
Total assets	125,722	188,217	198,008	205,024	205,466
Total debt	157,690	196,327	194,092	192,698	158,942
Total stockholders’ (deficit) equity	(35,144)	(14,293)	(2,272)	901	39,891

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

Recent Developments

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. Messrs. Gottlieb and Lebowitz are the sole common stockholders of the Company. In total, skilled nursing and assisted living assets having a net equity of $9.03 million, derived from current independent property appraisals less the existing property debt, have been spun-off to these stockholders. At the time of the spin-off, these assets were held by the Company’s consolidated subsidiary, G&L Senior Care Properties, LLC, and the spin-off was effectuated by a distribution of the Company’s membership interests in G&L Senior Care Properties, LLC. In addition to these skilled nursing facility and assisted living facility assets, G&L Senior Care Properties, LLC had cash of approximately $2 million, and indebtedness to the Company of $6 million as of the effective date of the spin-off. Accordingly, G&L Senior Care Properties, LLC at the time of the spin-off, had a net asset value (based on fair market valuations of its skilled nursing and assisted living facilities) of approximately $5.03 million.

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

Critical Accounting Policies

Revenue recognition. The majority of the Company’s revenues results from rents from operating leases. Base rental income is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Certain leases include rent concessions and escalation clauses creating an effective rent that is included in unbilled rent receivable. The remaining source of the Company’s revenue is from patient revenue derived from its operation of three skilled nursing facilities (“SNFs”) located in Massachusetts. Patient revenue is reported at the estimated net realizable amount from patients, third party payors and others for services rendered, net of contractual adjustments. Since April 1, 2004, the Company no longer holds the operating licenses for the three SNFs located in Massachusetts and no longer derives any revenue from patients.

Allowances for doubtful accounts, notes and bonds receivable. Tenant rents and reimbursements receivable, unbilled rent receivable and mortgage loans and bonds receivable are carried net of the allowances for doubtful accounts, notes and bonds receivable. Management’s determination of the adequacy of these allowances requires significant judgments and estimates. Tenant rents and reimbursements receivable consist of amounts due for contractual lease payments and reimbursements for common area maintenance, property taxes, insurance and other expenses due from tenants. Management regularly reviews its tenant receivables and adjusts the allowance based on specific identification, in management’s opinion, of an individual tenant’s ability to pay its obligations under the terms of its lease. Unbilled rent receivable consists of the cumulative straight-line rental income recorded to date that exceeds the actual amounts billed to date under the Company’s lease agreements. Based on historical loss experience, management has typically maintained a reserve for unbilled rent receivable equal to approximately 10% of the unbilled rent receivable balance. Mortgage loans and bonds receivable consist of the Company’s investment in loans secured by real property along with certain unsecured notes. Management regularly evaluates its loan portfolio and adjusts the allowance based on the specific identification, in management’s opinion, of a borrower’s ability to pay its obligations under the terms of the loan.

Long-lived assets. The Company’s assets consist mainly of investments in real property. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. The Company recorded an impairment loss of $8.1 million associated with the senior care spin-off in 2004. The Company recorded no impairment losses in 2003 and 2002.

Results of Operations

Comparison of the Year Ended December 31, 2004 Versus the Year Ended December 31, 2003

Total revenues decreased by $15.3 million, or 27%, from $57.2 million for the year ended December 31, 2003, to $41.9 million for the same period in 2004. The decrease was due to $19.4 million decrease in patient revenues along with a decrease in other income of $1.1 million. These decreases were offset by a $4.0 million increase in rents, tenant reimbursements and parking revenues as well as a $1.1 million increase in interest and loan fee income.

Patient revenues decreased by $19.4 million, or 74%, from $26.1 million for the year ended December 31, 2003, to $6.7 million for the same period in 2004. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflected the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements. As of April 1, 2004, the Company recorded rental income per the terms of the leases it entered into with the new owners of the operating licenses. On November 1, 2004, the Company spun off all of its senior care assets to its common stockholders including the three facilities located in Massachusetts.

Rents, tenant reimbursements and parking revenues increased by $4.0 million, or 15%, from a combined total of $27.7 million for the year ended December 31, 2003, to $31.7 million in 2004. $2.2 million of this increase was due to an increase in rental revenue at the Company’s three SNFs located in Massachusetts. Subsequent to the transfer of the operating licenses mentioned above, the Company recorded rental income per the terms of the new leases entered into with the manager of these facilities. An additional $0.5 million of the increase in rental revenues was due to the June 2004 acquisition of a 155-bed SNF located in Goodyear, Arizona. Also, a new rental agreement with the operator of the Company’s SNF located in Hyattsville, Maryland accounted for an additional $0.3 million in rental revenues. The remaining $1.0 million increase consisted of a $0.7 million increase in rental revenue due to increased occupancy and rental rates at the Company’s MOB properties as well as a $0.3 million increase in tenant reimbursements for building operating expenses. Tenant reimbursements have increased because the Company has been obtaining higher reimbursements of operating expenses from its tenants under new and renewed lease agreements.

Interest and loan fee income increased $1.1 million, or 137%, from $0.8 million for the year ended December 31, 2003, to $1.9 million in 2004. $0.9 million of this increase was due to additional interest accrued on the Company’s note receivable from Lakeview Associates, LLC (“Lakeview”). Lakeview, a joint venture in which the Company owned a 50% interest, sold its two-story, 80-unit assisted living facility (“ALF”) located in Yorba Linda, California in September 2004. The Company had a second deed of trust note on the ALF owned by Lakeview and had been recognizing a bad debt expense with respect to the monthly interest payments owed on the note due to uncertainty of collection. Upon the sale of the ALF, Lakeview repaid the second deed of trust note and all accrued interest and the Company recognized the payment of accrued interest as interest income. The remaining $0.2 million increase in interest and loan fee income was due to additional interest earned on the Company’s cash on hand. As of December 31, 2004, the Company had approximately $10.5 million in cash on hand.

Other income decreased by $1.1 million, or 44%, from $2.6 million for the year ended December 31, 2003, to $1.5 million for the same period in 2004. This decrease was due to the collection in 2003 of $1.0 million related to a $4.6 million note receivable funded by the Company in December 1997. The Company had fully reserved for the outstanding loan balance in prior years and reversed $1 million of the reserve into other income upon receipt of the cash payment in 2003.

Total expenses decreased by $22.9 million, or 34%, from $67.3 million for the year ended December 31, 2003, to $44.4 million for the same period in 2004. The decrease was due to a decrease in skilled nursing operation costs of $17.6 million, a decrease in interest expense of $14.5 million and a decrease in depreciation and amortization expense of $0.3 million. These decreases were offset by an increase in the impairment of assets of $8.1 million, an increase in provisions for doubtful accounts of $0.4 million and an increase in general and administrative costs of $1.0 million.

Skilled nursing operation costs decreased by $17.6 million, or 74%, from $23.9 million for the year ended December 31, 2003, to $6.3 million for the same period in 2004. On April 1, 2004, the licenses to operate the three SNFs owned by the Company and located in Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflected the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

Interest expense decreased $14.5 million, or 58%, from $25.1 million for the year ended December 31, 2003, to $10.6 million for the same period in 2004. The primary reason for the decrease was the $11.1 million of pre-payment fees and the write-off of deferred loan fees, incurred during 2003, relating to the early repayment of four separate loans totaling $69.5 million. During 2003, the Company refinanced a $26.2 million loan secured by four of its MOBs located in Beverly Hills, California, a $31.5 million loan secured by MOBs located in Beverly Hills, Sherman Oaks and La Jolla, California, a $7.2 million loan secured by another MOB located in Beverly Hills, and a $4.6 million loan secured by an MOB located in Santa Clarita, California. An additional $3.9 million of this decrease was due to the repayment in September 2003 of the Company’s $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock held by the public. Also, $0.3 million of this decrease was due to a decrease in 2003 in the fair market value of the LIBOR interest rate cap associated with the $35 million loan. An additional $0.5 million decrease was due to a decrease in interest expense associated with the spin-off of all of the Company’s senior care assets to its common stockholders of record on November 1, 2004. These decreases were offset by a $1.3 million increase in interest expense due to the 2003 refinancing of four mortgage loans totaling $69.5 million with new mortgage loans totaling $123.3 million.

Depreciation and amortization expense decreased $0.4 million, or 8%, from $4.9 million for the year ended December 31, 2003, to $4.5 million for the same period in 2004. This decrease of $0.3 million was associated with the spin-off of all of the Company’s senior care assets to its common stockholders of record on November 1, 2004.

General and administrative costs increased $1 million, or 22%, from $4.6 million for the year ended December 31, 2003, to $5.6 million for the same period in 2004. $0.6 million of this increase was attributed to increased legal and consulting costs associated with the spin-off of the Company’s senior care assets to its common stockholders of record on November 1, 2004 along with a potential offering by the Company of new preferred stock that was never consummated. The remaining $0.4 million increase was the result of an increase in reserves associated with the $513,602 letter of credit in which the Company is the guarantor on and which was called upon in March 2005.

Provisions for doubtful accounts, notes and bonds receivable increased by $0.4 million, or 40%, from $1.0 million for the year ended December 31, 2003, to $1.4 million for the same period in 2004. $0.8 million of this increase is the result of an increase in the Company’s provision for doubtful accounts associated with the Company’s three SNFs located in Massachusetts. Also, the Company increased its provision for doubtful bonds by an additional $0.3 million relating to the subordinated bonds purchased by the Company in 1999. These increases were offset by a $0.7 million decrease in provision for doubtful accounts associated with the Company’s SNF located in Hoquiam, Washington, which was spun-off on November 1, 2004.

The Company recorded an impairment loss in the amount of $8.1 million during 2004 associated with the spin-off of the Company’s senior care assets to its common stockholders of record on November 1, 2004.

Equity in earnings of unconsolidated affiliates decreased $3.7 million for the year ended December 31, 2004 compared to the same period in 2003. This decrease was mainly due to the sale, in 2003, of a 23,000 square foot MOB located in Aliso Viejo, California in which the Company held a 50% interest along with an ALF located in Omaha, Nebraska, in which the Company also had a 50% interest. During 2003, the Company recognized gains of approximately $1.3 million and $2.6 million, respectively, as a result of these sales.

Gains from sale of discontinued operations decreased $4.8 million, or 66%, from $7.3 million for the year ended December 31, 2003, to $2.5 million for the same period in 2004. The Company recognized net gains from discontinued operations in the amount of $2.5 million during 2004 due to the sale of an MOB, a research and development building and an SNF as well as the Company’s membership interest in a consolidated joint venture that owned an ALF. The sale, in January 2004, of the Company’s membership interest in a joint venture that owned an 80-unit ALF located in Tarzana, California accounted for $0.3 million of this gain while the March 2004 sale of a two-story, 48,000 square foot research and development building located in Irwindale, California accounted for an additional $0.3 million. In August 2004, the Company sold its 10,000 square foot MOB located in Tustin, California recognizing a gain of $2.1 million. These gains were offset by the $0.2 million loss on the sale of a 59-bed SNF located in Chico, California in June 2004. During 2003, the Company recognized net gains from discontinued operations in the amount of $7.3 million. The sale, in October 2003, of a one-story, 9,100 square foot retail facility located in Aliso Viejo, California accounted for a net gain of $0.8 million, while the sale, in December 2003, of a two-story, 26,000 square foot MOB located in Burbank, California accounted for a net gain of $1.4 million. In addition, in December 2003, the Company sold its membership interest in a joint venture that owned a 92-unit ALF located in Santa Monica, California for $6 million and recognized a net gain on sale of $5.1 million.

Comparison of the Year Ended December 31, 2003 Versus the Year Ended December 31, 2002

Total revenues increased by $1.9 million, or 3%, from $55.3 million for the year ended December 31, 2002, to $57.2 million for the same period in 2003. The increase was due to an increase in patient revenues of $1.8 million, an increase in other income of $1.2 million and an increase in rents, tenant reimbursements and parking revenues of $0.6 million. These increases were offset by a $1.7 million decrease in interest and loan fee income.

Patient revenues relating to the skilled nursing facilities located in Massachusetts, which were operated by the Company, increased by $1.8 million, or 8%, from $24.3 million for the year ended December 31, 2002, to $26.1 million for the same period in 2003. This increase was mainly due to increased occupancy and a higher percentage of Medicare patients for which the government pays a higher reimbursement rate. Although patient revenues increased 8% over 2002, higher operating expenses reduced the total income from operations produced by the Company’s skilled nursing facilities located in Massachusetts in the year 2003 by $0.7 million.

Rents, tenant reimbursements and parking revenues increased by $0.6 million, or 2%, from a combined total of $27.1 million for the year ended December 31, 2002, to $27.7 million in 2003. Increased occupancy and rental rates along with tenants reimbursing the Company for a greater share of building operating expenses per the terms of their lease agreements at the Company’s MOB properties accounted for a $1.1 million increase in rental revenue, tenant reimbursement and parking revenues. This increase was offset by a decrease in rental revenue of $0.5 million due to a lease amendment at one of the Company’s SNFs. Due to continuing operating losses at the Company’s SNF located in Hoquiam, Washington, the Company is not receiving any rental revenue from this facility as it had in 2002. In August 2003, the Company hired a new operator to manage this SNF and the facility began to stabilize.

Interest and loan fee income decreased $1.7 million from $2.5 million for the year ended December 31, 2002 to $0.8 million in 2003. This decrease was due to the non-recurrence in 2003 of fees associated with the early repayment in 2002 of the Company’s two notes receivable related to a SNF located in Hyattsville, Maryland.

Other income increased $1.2 million, or 86%, from $1.4 million for the year ended December 31, 2002 to $2.6 million for the same period in 2003. This increase is due to the collection of $1.0 million related to a $4.6 million loan made by the Company in 1997. The loan has been in default since December 1999 and has been fully reserved by the Company.

Interest expense increased $11.5 million, or 85%, from $13.6 million for the year ended December 31, 2002, to $25.1 million for the same period in 2003. Interest expense increased by $13.2 million from 2002 to 2003 due to prepayment penalties and the write-off of deferred loan fees relating to the early repayment of five individual loans totaling $101.3 million. Interest expense also increased an additional $0.2 million due to a new $4.3 million loan secured by a SNF located in Phoenix, Arizona that was obtained in December 2002. These increases were offset by decreases in interest expense totaling $1.9 million. A decrease in interest expense on the Company’s variable rate mortgages due to lower interest rates accounted for $1.3 million of the total decrease. The remaining $0.6 million decrease was due to the decline in the fair market value of the Company’s LIBOR interest rate cap. The Company recognized a $0.3 million loss related to the decline in the fair market value of its LIBOR interest rate cap during 2003 compared to a $0.9 million loss in 2002. The value of the LIBOR interest rate cap fluctuated based upon current prevailing market interest rates. For the years ended December 31, 2001 and 2002, the Company recognized a $0.5 million gain and a $0.9 million loss, respectively, on the fair market value of its LIBOR interest rate cap, thus, the net effect on earnings since the Company’s purchase of this financial instrument was a $0.7 million loss. In October 2003, the Company sold the LIBOR interest rate cap for $0.2 million

General and administrative costs increased $1.3 million, or 39%, from $3.3 million for the year ended December 31, 2002, to $4.6 million for the same period in 2003. This increase was attributed to an increase in corporate staffing costs as well as additional legal costs.

Provisions for doubtful accounts, notes and bonds receivable decreased by $0.5 million, or 33%, from $1.5 million for the year ended December 31, 2002, to $1.0 million for the same period in 2003. This decrease was the result of a decrease in reserves associated with the Company’s SNF located in Hoquiam, Washington.

Equity in earnings of unconsolidated affiliates increased $3.8 million for the year ended December 31, 2003 compared to the same period in 2002. This increase was partially due to the sale of a 23,000 square foot MOB located in Aliso Viejo, California in which the Company held a 50% interest. The Company recognized a gain of approximately $1.3 million as a result of this sale. In addition, another joint venture, in which the Company also held a 50% interest, sold an ALF located in Omaha, Nebraska. The Company recognized a gain of approximately $2.6 million as a result of the sale.

Gains from sale of discontinued operations increased $5.0 million, or 217%, from $2.3 million for the year ended December 31, 2002, to $7.3 million for the same period in 2003. The Company recognized net gains from discontinued operations in the amount of $7.3 million during 2003 due to the sale of a retail facility, an MOB property and one of its ALFs. The sale, in October 2003, of a one-story, 9,100 square foot retail facility located in Aliso Viejo, California accounted for a net gain of $0.8 million, while the sale, in December 2003, of a two-story, 26,000 square foot MOB located in Burbank, California accounted for a net gain of $1.4 million. In addition, in December 2003, the Company sold its membership interest in a joint venture that owned a 92-unit ALF located in Santa Monica, California for $6 million and recognized a net gain on sale of $5.1 million. The Company recognized a net gain from discontinued operations in the amount of $2.3 million for the year ended December 31, 2002. The sale, in January 2002, of a 183-bed hospital located in Tustin, California to Pacific Health Corporation, the operator of the hospital, accounted for a gain of $2.4 million. This gain was offset by a loss of $0.1 million due to the sale, in May 2002, of a SNF located in Paso Robles, California.

Liquidity and Capital Resources

As of December 31, 2004, the Company had approximately $10.5 million of cash on hand. The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of its healthcare properties. The MOB Properties produced net income of approximately $9.4 million before minority interests for the year ended December 31, 2004. The net income of $9.4 million includes a $2.1 million net gain on sale of the Company’s 10,000 square foot MOB located in Tustin, California and a $0.3 million net gain on sale of the Company’s 48,000 square foot research and development building located in Irwindale, California. These gains were offset by $1.0 million of prepayment penalties and deferred loan fee write offs relating to the refinancing of a $7.1 million loan secured by the Company’s office and retail building located in Coronado, California. The MOB Properties contain approximately 785,000 rentable square feet and, as of January 31, 2005, were approximately 97.8% leased to over 400 tenants with lease terms typically ranging from three to ten years.

The Company’s assisted living facilities produced net income of approximately $0.1 million for the ten months ended October 31, 2004. The $0.1 million includes a $0.7 million gain on the sale of the Company’s assisted living facility located in Yorba Linda, California in which the Company had a 50% interest as well as a $0.3 million gain on the sale of the Company’s membership interest in a joint venture that owned an assisted living facility located in Tarzana, California. These gains were offset by the Company’s share of losses in the Company’s assisted living facilities owned through joint ventures. On November 1, 2004, the Company spun off its interest in all of its assisting living facilities to its common stockholders. See “Recent Developments” above.

The Company’s skilled nursing facilities produced net income of approximately $1.0 million for the ten months ended October 31, 2004 which included a $0.2 million loss on the sale of a skilled nursing facility located in Chico, California. On November 1, 2004, the Company spun off its interest in all of its skilled nursing facilities to its common stockholders. See “Recent Developments” above.

The Company’s principal external sources of capital consist of various secured loans and selective asset sales. As of December 31, 2004, the Company had secured loans outstanding of approximately $157.6 million. During 2004, the Company obtained a $3 million secured line of credit that is secured by a first deed of trust on land owned by the Company in Santa Clarita, California. As of March 31, 2005, the Company had no outstanding borrowings under the line of credit. The Company has also been selling some of its assets which has provided additional liquidity. During 2004, the Company received proceeds of $13.8 million from the sale of its assets. The Company has reserved these funds for new acquisitions, future stock dividends and for general corporate purposes. The Company’s 2004 asset purchase and sales and its refinancings are discussed below.

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

On June 25, 2004, the Company acquired, through a joint venture, a SNF located in Arizona for $7.6 million. The Company funded approximately $0.4 million in order to acquire a 75% interest in the property. The joint venture borrowed $7.6 million to finance the acquisition. The loan bears interest at 6.5% per annum, requires monthly principal and interest payments and is due in December 2005. This property was spun-off to the Company’s common stockholders on November 1, 2004.

On August 2, 2004, the Company sold a 10,000 square foot MOB located in Tustin, California for $3.6 million and realized net proceeds of $2.1 million. The Company recognized a gain on sale of $2.1 million.

On September 30, 2004, Lakeview sold its 80-unit ALF located in Yorba Linda, California for $10.6 million. Lakeview netted approximately $4.1 million after repaying the outstanding mortgage loan balance of $6.1 million and other closing costs. Lakeview recognized a gain of $0.6 million on the sale. In October 2004, the Company received a distribution from Lakeview of $2.9 million.

On November 29, 2004, the Company refinanced a loan secured by an MOB located in Coronado, California with a $13.55 million loan. A portion of the loan proceeds were used to repay the existing $7.1 million as well as other financing costs. The new loan has a ten year term and bears interest at a fixed rate of 5.24% per annum. On March 24, 2005, the Company sold the property for $18.15 million. The buyer assumed the existing mortgage loan of $13.55 million and the Company received net proceeds of $4.4 million after all closing costs.

The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during 2004 to holders of record on the first day of each month. In addition, the Company distributed $3.0 million in cash dividends and a property dividend valued at $3.1 million for tax purposes to holders of the Company’s Common Stock during 2004.

During 2004, the Company hired an investment banking firm to advise it on the possible issuance of a new series of preferred stock, the proceeds of which would have been used, in significant part, to redeem the Company’s outstanding Series A Preferred Stock and Series B Preferred Stock. On November 29, 2004, the Company announced the termination of its efforts to refinance its outstanding preferred stock because the front end costs of such a refinancing would have outweighed the potential benefits derived. Although the Company terminated its effort to refinance its currently outstanding preferred stock, the Company is constantly seeking to reduce its overall cost of capital and may revive such efforts in the future.

While the Company is highly leveraged, the Company expects to continue meeting its short-term liquidity requirements through its working capital, cash flow provided by operations and its line of credit. The Company also expects to maintain stockholder distributions in accordance with REIT requirements, although no assurances can be given that the current level of distributions will be maintained. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the sale of assets and joint venture arrangements.

Sources and Uses of Funds

The Company’s net cash from operating activities increased $12.2 million from net cash used of $0.9 million for the year ended December 31, 2003 to net cash provided of $11.3 million for the same period in 2004. The increase is due to an increase the impairment of assets of $8.1 million,, a decrease in net gains from sale of discontinued operations of $4.8 million, a decrease in equity in income of unconsolidated affiliates of $3.7 million, a $0.8 million decrease in tenant rent and reimbursements receivable and a $0.4 million increase in provisions for doubtful accounts, notes and bonds receivable. These increases in cash provided by operating activities were offset by a $1.9 million decrease in the write-off of deferred loan costs, a $1.7 million decrease in net income, a $0.6 million decrease in depreciation and amortization and a $1.4 million decrease in accounts payable and other liabilities.

Net cash from investing activities decreased $22.3 million, or 99%, from $22.5 million for the year ended December 31, 2003 to $0.2 million for the same period in 2004. The decrease was primarily due to a $12.2 million decrease in proceeds from the sale of real estate assets, a $3.7 million increase in purchases of real estate assets, a $3.5 million increase in investments in notes and bonds receivable, a $1.2 million increase in contributions to unconsolidated affiliates, a $0.6 million decrease in the sale of bonds receivable and a $0.5 million increase in additions to rental properties.

Net cash flows used in financing activities increased $0.9 million, or 8% from $12.0 million for the twelve months ended December 31, 2003, to $12.9 million for the same period in 2004. The increase was due to a $102.8 million decrease in notes payable proceeds, a $4.4 million increase in purchases of preferred stock and a $1.7 million increase in restricted cash. These increases in cash flows used in financing activities were offset by a $105.0 million decrease in the repayment of notes payable, a $1.9 million decrease in distributions and a $0.9 million decrease in payments of deferred loan costs.

Off- Balance Sheet Arrangements

The Company is the guarantor on a $513,602 letter of credit issued by U.S. Bank National Association (“U.S. Bank”) in favor of Fannie Mae c/o Greystone Servicing Corporation under which the Company’s maximum liability is approximately $410,000. In December 1999, the Company purchased $1.3 million of subordinated bonds secured by an apartment complex located in Tulsa, Oklahoma. At the time, a letter of credit for $513,602 was issued by the Bank of Oklahoma in favor of the issuer of the subordinated bonds in order to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. The Company guaranteed $250,000 of this letter of credit. In December 2003, June 2004 and December 2004, the borrower defaulted on the semi-annual interest payment to the holders of the subordinated bonds, including those held by the Company. The subordinated bonds owned by the Company are fully-reserved for on the Company’s balance sheet. In July 2004, the letter of credit issued by the Bank of Oklahoma was called upon and the Company was required to fund the $250,000 that it had guaranteed. Subsequently, the current letter of credit was issued by

U.S. Bank. The Company’s partners in this investment are in the process of restructuring the management and operation of the property in order to make it profitable once again. As part of the restructuring, the letter of credit was called upon in March 2005. The Company recorded a reserve of $410,000 on its balance sheet as of December 31, 2004 related to its maximum liability with respect to the letter of credit.

As of December 31, 2004, the Company had investments in three unconsolidated joint ventures totaling $2.5 million. All of the unconsolidated joint ventures were formed for the purpose of acquiring and owning real estate assets. Per the terms of the joint venture agreements, the Company could be required to advance additional funds to these joint ventures if the operating activities of the joint ventures are insufficient to satisfy the obligations of the joint ventures. Any additional funds advanced to the joint ventures are treated as additional equity contributions and are recorded as an investment in unconsolidated affiliates on the Company’s balance sheet.

Contractual Obligations

As of December 31, 2004, the Company had the following contractual obligations outstanding:

	2005	2006	2007	2008	2009	Thereafter	Total
			(in thousands)
Obligations:

Fixed rate mortgage debt:
Interest	$9,072	$8,935	$8,790	$8,314	$7,851	$18,109	$61,071
Principal	2,237	2,373	2,518	8,889	9,742	131,931	157,690

	$11,309	$11,308	$11,308	$17,203	$17,593	$150,040	$218,761

Debt Structure

As of December 31, 2004, the Company had thirteen loans totaling $157.7 million. The terms of these loans are described below.

On April 22, 1998, the Company borrowed $8.1 million from Tokai Bank of California (“Tokai”) at a fixed rate of 7.05%. On June 1, 1998, the Company began making monthly principal and interest payments on the loan of approximately $58,000 (25-year amortization). This note, which will have a balance at maturity of $6.7 million, is due on April 1, 2008. The Holy Cross Medical Plaza has been pledged as security for this loan. As of December 31, 2004 the outstanding balance on this loan was $7.1 million. On March 23, 2005, the Company refinanced this loan with a new $17.8 million mortgage loan. The new loan is for ten years but is interest only for the first two years and bears interest at a fixed rate of 5.71% per annum.

On July 2, 1999, the Company obtained a $10 million long-term loan from Ohio National Life Insurance Company secured by its six building portfolio of MOBs located at the Henry Mayo Newhall Hospital campus in Santa Clarita, California. The Company used $5.0 million of the total proceeds to repay a short-term loan secured by these buildings. The loan, which is due on July 1, 2009, bears interest at a fixed rate of 6.85% per annum and had an unpaid balance of $8.8 million as of December 31, 2004.

On August 17, 2001, the Company obtained a loan in the amount of $7.2 million from Deutsche Bank AG secured by two of its properties located in Tustin, California. The proceeds were used to repay an existing $5.1 million first deed of trust. The loan bears interest at a fixed rate of 7.51% per annum and is due in August 2011. As of December 31, 2004, the unpaid balance on this note was $7.0 million.

On February 28, 2003, the Company refinanced its 435 N. Roxbury Drive MOB with a new $8.2 million loan from Morgan Stanley Dean Witter Mortgage Capital, Inc. The Company used the loan proceeds to repay the remaining balance on the old loan of $7.2 million along with a prepayment penalty of $0.1 million. The new loan bears interest at a fixed rate of 5.55% per annum and is due on February 1, 2013. The new loan requires monthly principal and interest payments of $47,000 (30-year amortization). As of December 31, 2004 the outstanding balance on this loan was $8.0 million.

On May 22, 2003, the Company refinanced its 49,000 square foot MOB located in Valencia, California with a new $8.6 million loan from Morgan Stanley Dean Witter Mortgage Capital, Inc. The Company used the loan proceeds to repay the remaining balance on the old loan of $4.6 million along with a prepayment penalty of $0.2 million. The new loan bears interest at a fixed rate of 5.48% per annum and is due on June 1, 2013. As of December 31, 2004, the unpaid balance on this new loan was $8.4 million.

On June 3, 2003, the Company refinanced a mortgage loan that was secured by three of its MOBs and an adjacent parking garage located in Beverly Hills with four individual loans totaling $47.0 million with GMAC. The Company used the proceeds to repay the remaining balance on the old loan of $26.2 million along with a prepayment penalty of $4.1 million. The new loans bear interest at a fixed rate of 5.69% per annum and are due on July 1, 2013. The combined outstanding balance on the four loans was approximately $46.2 million as of December 31, 2004.

On September 30, 2003, the Company refinanced a mortgage loan that was secured by three of its MOBs and a research and development facility with three separate loans totaling $59.5 million with Morgan Stanley Mortgage Capital, Inc. The new loans are secured by the Sherman Oaks Medical Plaza, the Regents Medical Center and the 436 North Bedford Drive MOB. The Company used the proceeds to repay the remaining balance on the old loan of $31.5 million along with a prepayment penalty of $6.1 million. The new loans bear interest at a fixed rate of 5.34% per annum and are due on October 1, 2010. As of December 31, 2004, the combined outstanding balance on the three loans was approximately $58.6 million.

On November 29, 2004, the Company borrowed $13.6 million from Morgan Stanley Mortgage Capital, Inc. secured by the Coronado Plaza. A portion of the loan proceeds were used to repay the existing $7.1 million as well as other financing costs. The new loan is interest only for two years, bears interest at a fixed rate of 5.24% per annum and is due on December 1, 2014. Monthly principal and interest payments of approximately $75,000 (30-year amortization) commence in January 2007. As of December 31, 2004 the unpaid balance on this loan was $13.6 million. The Company sold the Coronado Plaza on March 24, 2005 and the buyer assumed the existing mortgage loan of $13.6 million.

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments” (SFAS No. 123(R)) which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on our financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provided guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The Company adopted FIN 46-R during 2004 and the adoption of this standard did not have a material impact on our financial statements.

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

The Company believes that, in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for each of the four quarters and the year ended December 31, 2004 for the Operating Partnership:

FUNDS FROM OPERATIONS

FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 2004

	2004 Fiscal Quarter				Year
	1st	2nd	3rd	4[t]h	2004
		(In thousands, except per share data)
Funds from Operations (1):
Net income (loss)	$1,567	$61	$3,965	$(6,810)	$(1,217)
Depreciation of real estate assets	981	1,338	1,068	884	4,271
Amortization of deferred lease costs	48	36	37	38	159
(Gain) loss on sale of assets	(586)	147	(2,097)	—	(2,536)
Impairment of assets	—	—	—	8,139	8,139
Depreciation of real estate assets from unconsolidated affiliates	111	111	111	60	393
Adjustment for minority interest in consolidated affiliates	(25)	(23)	(36)	(26)	(110)
Dividends paid on preferred stock	(1,791)	(1,790)	(1,790)	(1,791)	(7,162)

Operating Partnership funds from operations	305	(120)	1,258	494	1,937
Minority interest in Operating Partnership	(16)	6	(67)	(26)	(103)

Funds from operations	$289	$(114)	$1,191	$468	$1,834

Dividends declared	$—	$—	$4.00	$—	$4.00
Cash dividends paid on Common Stock	—	—	3,000	—	3,000

Additional Data
Cash Flows:
Operating activities	2,105	4,781	2,443	1,948	11,277
Investing activities	16,858	(17,084)	1,249	(835)	188
Financing activities	(14,964)	10,703	(7,080)	(1,566)	(12,907)

Capital Expenditures:
Building improvements	171	48	1,245	197	1,661
Tenant improvements	76	115	246	194	631
Furniture, fixtures & equipment	82	15	19	36	152
Leasing commissions	23	18	28	51	120

Depreciation and Amortization:
Depreciation of real estate assets	981	1,338	1,068	884	4,271
Depreciation of non-real estate assets	166	177	172	68	583
Amortization of deferred lease costs	48	36	37	38	159
Amortization of deferred licensing costs	13	23	—	—	36
Amortization of capitalized financing costs	88	93	90	73	344

Rents:
Straight-line rent	6,258	7,119	8,183	6,612	28,172
Billed rent	6,201	7,078	8,167	6,618	28,064

1)	FFO represents net income (computed in accordance with GAAP, consistently applied), excluding extraordinary items and gains (or losses) from sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company’s operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of December 31, 2004, all of the Company’s notes payable bore interest at a fixed rate. As of December 31, 2003, approximately 10% of the Company’s notes payable bore interest at a rate indexed to the one-month LIBOR rate or Prime Rate. The tables below provide information as of December 31, 2004 and 2003 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of December 31, 2004 and 2003.

	PRINCIPAL MATURING IN:							Fair Market Value December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total
			(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,237	$2,373	$2,518	$8,889	$9,742	$131,931	$157,690	$162,755
Average interest rate	5.71%	5.71%	5.71%	5.63%	5.63%	5.57%	5.67%

	$2,237	$2,373	$2,518	$8,889	$9,742	$131,931	$157,690	$162,755

	PRINCIPAL MATURING IN:							Fair Market Value December 31, 2003
	2004	2005	2006	2007	2008	Thereafter	Total
			(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,565	$2,752	$2,927	$3,112	$18,949	$146,708	$177,013	$202,829
Average interest rate	5.98%	5.98%	5.98%	5.98%	5.92%	5.81%	5.94%

Variable rate	12,910	4,218					17,128	17,128
Average interest rate	6.22%	5.37%					6.17%

Line of credit:
Variable rate		2,186					2,186	2,186
Average interest rate		6.00%					6.00%

	$15,475	$9,156	$2,927	$3,112	$18,949	$146,708	$196,327	$222,143

The Company’s future earnings and cash flows relating to market sensitive instruments are primarily dependent upon prevailing LIBOR market interest rate. Based upon interest rates as of December 31, 2003, a 1% increase in the LIBOR rate would have decreased future earnings by $193,000, and future cash flow would have decreased by $64,000. A 1% decrease in the LIBOR rate would have increased future earnings by $193,000, and future cash flow would have increased by $64,000. A 1% change in the LIBOR rate would not have had a material impact on the fair value of the Company’s debt.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company’s directors as of March 31, 2005, based on information furnished to us by each director.

Name	Age	Position	Director Since
Daniel M. Gottlieb	64	Chief Executive Officer, Co-Chairman of the Board and Director	1993
Steven D. Lebowitz	64	President, Co-Chairman of the Board and Director	1993
Richard L. Lesher	71	Director	1993
Charles P. Reilly	62	Director	1993
S. Craig Tompkins	54	Director	1993

The following is a biographical summary of the experience of our directors.

Mr. Gottlieb is our Chief Executive Officer and Co-Chairman of our board and has held these positions since we commenced operations in 1993. Mr. Gottlieb co-founded G & L Development in 1976 and has been a general partner of G & L Development and active in commercial real estate management and development since that time. Mr. Gottlieb received his B.A. with honors from the University of Southern California and earned a J.D. from Boalt Hall School of Law at the University of California at Berkeley. Prior to forming G & L Development, Mr. Gottlieb first served as a Los Angeles County Deputy District Attorney and later entered private practice specializing in real estate law and business management. Mr. Gottlieb has also served on the board of directors of the United States Chamber of Commerce, Washington, D.C. since February 1996. Daniel Gottlieb is the father of Richard Gottlieb, the Company’s Vice President.

Mr. Lebowitz is our President and Co-Chairman of our board and has held these positions since we commenced operations in 1993. Mr. Lebowitz is the co-founder and a general partner of G & L Development and has been active in the development, management and ownership of a wide range of real estate properties since 1968. Mr. Lebowitz received a B.S. in Accounting from the University of Southern California, where he also received his MBA with highest honors in 1965. From 1962 to 1964, Mr. Lebowitz worked for Deloitte & Touche, LLP and was licensed as a Certified Public Accountant in 1964. From 1965 to 1968, Mr. Lebowitz worked with the U.S. Department of

Commerce and the Brookings Institution in Washington D.C. Mr. Lebowitz served on the board of directors of the United States Chamber of Commerce, Washington, D.C. from 1989 to 1994. Mr. Lebowitz is currently a member of the Board of Counselors of the USC Ethel Percy Andrus Gerontology Center. Steven Lebowitz is the father of Andrew Lebowitz, the Company’s Vice President.

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

Mr. Reilly has served as our director since we commenced operations in 1993. Mr. Reilly is the managing member of Shamrock Investments, LLC, an investment and merchant banking firm that specializes in the health care industry. Prior to forming Shamrock Investments in 1987, Mr. Reilly served as Senior Executive Vice President and Chief Development Officer for American Medical International, Inc. In this position, Mr. Reilly was responsible for growth through the acquisition and development of new health care facilities and related business in the United States and abroad. Mr. Reilly was a member of American Medical International’s board of directors and served on its finance, management, and executive committees. Mr. Reilly is the former Chairman of the board of directors of Dynamic Health, Inc., an owner/operator of acute care hospitals, the former Chairman of the board of directors of Paragon Ambulatory Surgery Centers, Inc., an owner/operator of freestanding ambulatory surgery centers, and the former Chairman of the board of directors of PHP Healthcare Corp., a managed care provider. Mr. Reilly holds a law degree from the University of Pennsylvania and a bachelor’s degree in accounting and finance from Pennsylvania State University. He has served as a director, trustee, and governing council member of the Federation of American Healthcare Systems, the National Committee for Quality Health Care and the American Hospital Association and is a past President of the Beverly Hills Chamber of Commerce.

Mr. Tompkins has served as our director since we commenced operations in 1993. Mr. Tompkins also served until January 2005 as the Chairman of our Company’s Audit Committee and currently serves as Chairman of our Strategic Planning Committee. Mr. Tompkins also serves as a Managing Director of the Company’s affiliate, G&L Senior Care Properties, LLC, which specializes in the development, ownership and operation of skilled nursing facilities. Mr. Tompkins is the Director of Business Affairs for Reading International, Inc. (AMEX: RDI), a publicly traded company principally engaged in the development and operation of entertainment properties in the United States, Australia, New Zealand and Puerto Rico. He is also an advisory director of Marshall & Stevens, a privately owned appraisal and valuation firm, and the Chairman of the Advisory Committee of GWA Capital Partners, a hedge fund advisor specializing in investments in special situation companies. Mr. Tompkins was also as a Director of Fidelity Federal Bank, FSB, where he served on the Bank’s audit and compensation committees. Mr. Tompkins also served on the special board committee which oversaw the sale of the Bank, which closed on December 31, 2001. Prior to joining Reading in 1993, Mr. Tompkins was a partner specializing in corporate and real estate law in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins holds a bachelor’s degree, magna cum laude, from Claremont McKenna College and a J.D., magna cum laude, from Harvard Law School.

The following table sets forth the names, ages and positions of each of our executive officers.

Name	Age	Position	Officer Since
Daniel M. Gottlieb	64	Chief Executive Officer, Co-Chairman of the Board	1993
Steven D. Lebowitz	64	President, Co-Chairman of the Board	1993
John H. Rauch	74	Senior Vice President, Operations	1996
David E. Hamer	31	Vice President, Chief Accounting Officer, and Secretary	1998
Richard J. Gottlieb	34	Vice President	2002
Andrew S. Lebowitz	28	Vice President	2003

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

Mr. Hamer has been our Controller and Chief Accounting Officer since 1998. The board of directors elected Mr. Hamer as a Vice President in March 2000 and as Secretary in May 2001. Mr. Hamer worked for Deloitte & Touche, LLP, from 1995 to 1998 specializing in real estate. He graduated from the University of California, Los Angeles in 1995 with a Bachelor of Arts degree in political science and a specialization in business administration. Mr. Hamer is a registered Certified Public Accountant.

Mr. Gottlieb has been a Vice President since September 2002. Mr. Gottlieb worked for Banc of America Securities LLC, from 2000 to 2002 specializing in the underwriting of investment grade REIT bonds. He received an MBA degree from Indiana University specializing in finance in 2000, and a Bachelor of Arts degree in economics from the University of California, Santa Barbara in 1993. Richard Gottlieb is the son of Daniel Gottlieb, the Company’s Chief Executive Officer and Co-Chairman.

Mr. Lebowitz has been a Vice President since March 2003. Mr. Lebowitz successfully completed the California Nursing Home Administrator In Training program in 2000 and worked as the Director of Operations for a 227 bed skilled nursing facility in Santa Monica, CA from 1999 to 2001. He then worked as an underwriter for the Health Care Financing Group of General Motors Acceptance Corporation Commercial Mortgage, from 2001 to 2002. Mr. Lebowitz received his MBA degree from the University of Southern California specializing in Real Estate and Health Care Services in 2003, and a Bachelor of Science degree in Finance from the University of Arizona in 1998. Andrew Lebowitz is the son of Steven Lebowitz, the Company’s President and Co-Chairman.

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Securities and Exchange Commission Forms 3, 4 and 5 furnished to the Company and certain written representations, the Company believes that all reports required by Section 16(a) of the Securities and Exchange Act of 1934 with respect to the Company’s fiscal year ended December 31, 2004 have been filed by its officers, directors and 10% beneficial owners other than reports for Messrs. Gottlieb and Lebowitz relating to their exchange of their Series A and B Preferred Stock into Series C and D Preferred Stock, which were reported on Form 4s filed on March 30, 2005.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of our Board of Directors is composed of two members who are independent under the New York Stock Exchange listing standards and the regulations adopted by the Securities and Exchange Commission (“SEC”) pursuant to the Sarbanes-Oxley Act of 2002. The current members of the Audit Committee are Richard Lesher and Charles Reilly. Craig Tompkins resigned from the Audit Committee in February 2005. The Board has determined that Charles Reilly and Richard Lesher each qualified as an audit committee financial expert as defined in SEC regulations adopted under the Sarbanes-Oxley Act.

Code of Ethics

The Company has not adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company is in the process of developing a code of ethics for its executive officers and plans to adopt such code in 2005.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to our executive officers during the year ended December 31, 2004 . We did not grant any restricted stock awards, options or stock appreciation rights or make any long-term incentive plan payouts during the three years ended December 31, 2004.

	Fiscal Year Ended December 31	Annual Compensation			All Other Compensation
Name and Principal Position		Salary($)	Bonus($)	Other Annual Compensation($)
Daniel M. Gottlieb Chief Executive Officer, Co-Chairman of the Board and Director	2004 2003 2002	$390,000 390,000 390,000	$100,000 100,000 100,000	— — —	— — —

Steven D. Lebowitz President, Co-Chairman of the Board and Director	2004 2003 2002	$390,000 390,000 390,000	$100,000 100,000 100,000	— — —	— — —

John H. Rauch Senior Vice President	2004 2003 2002	$135,000 128,000 120,750	$45,000 40,000 35,000	— — —	— — —

David E. Hamer Vice President, Chief Accounting Officer and Secretary	2004 2003 2002	$142,500 135,000 130,000	$33,000 27,500 25,000	— — —	— — —

Richard J. Gottlieb Vice President	2004 2003 2002	$110,000 100,000 100,000	$65,000 17,500 1,000	— — —	— — —

Andrew S. Lebowitz Vice President	2004 2003 2002	$93,500 85,000 —	$65,000 15,000 —	— — —	— — —

Employment Agreements and Arrangements

In December 1993, each of Daniel M. Gottlieb and Steven D. Lebowitz entered into separate but identical employment agreements with us and the operating partnership for a term of three years. The agreements provide for automatic renewal for succeeding terms of one year unless we or Messrs. Gottlieb or Lebowitz give notice at least three months prior to expiration of any term. The employment agreements provide for automatic annual increases in base compensation equal to 5% per annum; however, the board of directors may review the annual base compensation every twelve months in light of various factors, and following each such review, the annual base compensation may be increased above the 5% automatic increase. The board of directors approved the salary increase for Messrs. Gottlieb and Lebowitz in 2002. Messrs. Gottlieb and Lebowitz received no salary increases in 2003 and 2004.

In addition, each of Messrs. Gottlieb and Lebowitz are entitled to receive an annual bonus as determined by the board of directors in an amount not to exceed a maximum of 100% of annual base compensation. Furthermore, each agreement provides that Messrs. Gottlieb and Lebowitz are entitled: (1) to participate in all of our medical, dental, life insurance, retirement, profit sharing, stock incentive, disability and bonus plans which may be made available to our executives (only medical plans presently exist) and (2) to severance payments, under certain circumstances, equal to two times their then-current annual compensation. The board of directors approved a bonus of $100,000 in 2004, 2003 and 2002 for each of Messrs. Gottlieb and Lebowitz. The board of directors has also approved an auto allowance for both Messrs. Gottlieb and Lebowitz in the amount of $18,000 per year.

The agreements require Messrs. Gottlieb and Lebowitz to devote substantially all of their working time and best efforts to performance of their duties for us and, during the term of their employment, prohibits them, with certain exceptions, from directly or indirectly owning or operating or otherwise investing or participating in any other business that is in competition with our business without the prior approval of a majority of the independent members of our board of directors. The Company intends to amend these agreements to reflect the arrangement between the Company and G&L Senior Care Properties, LLC under the cost sharing agreement.

Option Grants for 2004

The Company granted no options in 2004.

Aggregated Option Exercises in 2004 and Options Values at December 31, 2004

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2005 regarding the beneficial ownership of common stock and operating partnership units by (1) each person or company known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers and (4) our directors and executive officers as a group. As of March 31, 2005 we had 710,199 shares of common stock outstanding. In addition there were 39,932 operating partnership units outstanding which were not owned by us. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person except as provided under applicable state marital property laws or as set forth in the notes following the table.

Name and address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares of Common Stock Outstanding(1)	Number of Units(2)	Percentage Interest In Operating Partnership(3)	Percentage Ownership in Company(4)	Number of Shares of Preferred Stock
Daniel M. Gottlieb 439 N. Bedford Drive Beverly Hills, CA 90210	383,582	54.0%	14,400	1.9%	53.1%	900

Steven D. Lebowitz 439 N. Bedford Drive Beverly Hills, CA 90210	326,617	46.0	12,404	1.7	45.2	—

Name and address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares of Common Stock Outstanding(1)	Number of Units(2)	Percentage Interest In Operating Partnership(3)	Percentage Ownership in Company(4)	Number of Shares of Preferred Stock

Richard L. Lesher 1126 Cider Press Road Chambersburg, PA 17201	—	—	—	—	—	26,906

Charles P. Reilly 1721 Chevy Chase Drive Beverly Hills, CA 90210	—	—	—	—	—	—

S. Craig Tompkins 550 S. Hope Street Los Angeles, CA 90071	—	—	—	—	—	—

John H. Rauch 439 N. Bedford Drive Beverly Hills, CA 90210	—	—	—	—	—	—

David E. Hamer 439 N. Bedford Drive Beverly Hills, CA 90210	—	—	—	—	—	—

Richard J. Gottlieb 439 N. Bedford Drive Beverly Hills, CA 90210	—	—	—	—	—	—

Andrew S. Lebowitz 439 N. Bedford Drive Beverly Hills, CA 90210	—	—	—	—	—	760

Directors and Executive Officers as a group (9 persons)	710,199	100.0%	26,804	3.6%	98.3%	28,566

(1)	For the purposes of determining the percentage of outstanding common stock held by each person or group set forth in the table, the number of shares indicated as beneficially owned by such person or group is divided by the sum of the number of outstanding shares of common stock as of March 31, 2005. Assumes that none of the outstanding operating partnership units are converted into shares of common stock.
(2)	Units in the operating partnership (other than those held by us) are convertible at the option of the holder for shares of common stock or cash, at our election, at the date one year from the date of issuance. All operating partnership units are currently convertible. The conversion ratio is one operating partnership unit for one share of common stock.
(3)	Based on a total of 750,131 operating partnership units outstanding (excluding preferred units all of which are held by us), including the 710,199 operating partnership units held by our company as of March 31, 2005.
(4)	Assumes that all operating partnership units held by the person or group and all options exercisable within 60 days of March 31, 2005 held by the person or group are converted for shares of common stock and that none of the operating partnership units held by other persons are converted into shares of common stock, notwithstanding the percentage limitations under our charter that limits the number of shares that may be acquired by such person.

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

In October 2001, the Operating Partnership loaned $5.2 million to Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company, to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, bear interest at LIBOR plus 7.5% and require monthly interest only payments. Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes. As of December 31, 2004, the outstanding principal on these notes was $5.11 million and all accrued interest had been paid in full by Messrs. Gottlieb and Lebowitz.

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. Messrs. Gottlieb and Lebowitz are the sole common stockholders of the Company. In total, skilled nursing and assisted living assets having a net equity of $9.03 million, derived from current independent property appraisals less the existing property debt, have been spun-off to these stockholders. At the time of the spin-off, these assets were held by the Company’s consolidated subsidiary, G&L Senior Care Properties, LLC, and the spin-off was effectuated by a distribution of the Company’s membership interests in G&L Senior Care Properties, LLC. In addition to these skilled nursing facility and assisted living facility assets, G&L Senior Care Properties, LLC had cash of approximately $2 million, and indebtedness to the Company of $6 million as of the effective date of the spin-off. Accordingly, G&L Senior Care Properties, LLC at the time of the spin-off, had a net asset value (based on fair market valuations of its skilled nursing and assisted living facilities) of approximately $5.03 million.

Following the spin-off, G&L Senior Care Properties, LLC is now owned and managed primarily by Daniel Gottlieb and Steven Lebowitz, the CEO and President, respectively, of the Company. Due to the substantial management overlap between the Company and G&L Senior Care Properties, LLC, the two companies have entered into a cost sharing agreement to allocate between them each year the general and administrative costs of the two companies. Management estimates that, at the current time, the skilled nursing facility and the assisted care living facility assets now owned by G&L Senior Care Properties, LLC, account for approximately 65% of the general and administrative costs of the two companies. Subsequent to the spin-off, general and administrative costs totaling $243,723 were allocated to G&L Senior Care Properties, LLC. As of December 31, 2004, G&L Senior Care Properties, LLC owed the Company $133,971 pursuant to this cost sharing agreement between the two companies. This amount is recorded under tenant rent and reimbursements receivable on the balance sheet as of December 31, 2004 and was paid by G&L Senior Care Properties, LLC to the Company in January 2005.

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

On December 30, 2004, the Board of Directors approved the repurchase by the Company of the 90,797 shares of Series C Preferred Stock and the 102,290 shares of Series D Preferred Stock owned by Messrs. Gottlieb and Lebowitz for $4.44 million. The purchase price of $23.00 a share represented a 13% and 9% discount, respectively, to the market price of the Company’s Series A and Series B Preferred Stock at the time. The Series C and Series D Preferred Stock rank on a parity with the Series A and Series B Preferred Stock and share pari passu in dividends and at liquidation. The Company completed the repurchase on December 30, 2004.

During 2004, the Company paid S. Craig Tompkins, a member of the Board of Directors, $100,500 for legal and consulting services performed in connection with the spin-off of the Company’s senior care assets and the potential offering of preferred stock. These fees were in addition to the regular fees paid to the members of the Board of Directors. In January 2005, the Company paid Mr. Tompkins $250,000 for legal services performed on behalf of the Company and its board of directors in connection with the stockholder litigation described in Item 3.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements and for review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for 2004 were $198,700 and for 2003 were $205,200.

Audit-Related Fees

The aggregate fees for assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for 2004 were $0 and for 2003 were $9,250. The audit-related fees in 2003 related to the review of the financial statements of one of the Company’s subsidiaries.

Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning for 2004 were $205,734 and for 2003 were $159,496. Most of the fees relate to preparation of the Company’s tax returns. During 2004, the Company paid Deloitte & Touche LLP $23,734 for advice and consulting relating to the spin-off of its senior care assets to the Company’s common stockholders. During 2003, the Company engaged Deloitte & Touche to perform a cost segregation study on one of its properties in order to realize greater tax benefits on its depreciation of the property.

All Other Fees

The aggregate fees billed for products and services provided by Deloitte & Touche LLP, other than the services covered in “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above, for 2004 were $1,950 and for 2003 were $0. The other services provided to the Company by Deloitte & Touche during 2004 were related to the review and appeal of property taxes on the Company’s medical office buildings.

The audit committee pre-approves all audit, audit-related, tax and other services performed by Deloitte & Touche LLP for the Company. All services provided by Deloitte & Touche are brought to the attention of the audit committee to determine if such services need to be pre-approved. All of the services provided by Deloitte & Touche that are described above under “Audit Fees, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” were pre-approved by the Audit Committee during 2004 and 2003 except for the cost segregation study discussed above. The pre-approval requirement for this service was waived because (1) the cost of this service constituted less than 5% of the total amount of revenues paid by the Company to Deloitte & Touche during 2003; (2) the Company did not recognize this service to be a non-audit service at the time the service was obtained; and (3) this service was promptly brought to the attention of the Audit Committee and approved by it before the completion of the audit for 2003.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (a) (2) Index to Consolidated Financial Statements and Schedules:

(a) (3) Exhibits

Exhibit No.	Note	Description
2.1	(8)	The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L realty Corp.

2.2	(9)	Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated September 28, 2001.

2.3	(10)	Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated October 26, 2001.

2.4	(12)	Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

3.1.1	(1)	Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.1.2	(4)	Articles Supplementary of G&L Realty Corp. Series A Preferred Stock

3.1.3	(5)	Articles Supplementary of G&L Realty Corp. Series B Preferred Stock

3.1.4	(14)	Articles Supplementary of G&L Realty Corp. Series C Preferred Stock

3.1.5	(14)	Articles Supplementary of G&L Realty Corp. Series D Preferred Stock

3.2	(3)	Amended and Restated Bylaws of G&L Realty Corp.

10.3	(2)	Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.3.2	(11)	Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

10.5	(1)	Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.9.2	(1)	Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

10.11	(1)	Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

10.77	(6)	Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

10.78	(6)	Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers Corp. as Tenant dated December 1, 1998.

10.79	(6)	Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively “Guarantor”) in favor of G&L Coronado, LLC (“Landlord”).

10.81	(7)	Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender.

10.82	(11)	Credit Agreement among G&L Realty Partnership, L.P., G&L Partnership, LLC, the Several Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001

10.83	(11)	Guarantee and Collateral Agreement made by Daniel M. Gottlieb, Steven D. Lebowitz, G&L Realty Corp. and G&L Realty Partnership, L.P. in favor of GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001.

10.84	(13)	Management and Cost Sharing Agreement, dated as of October 29, 2004 by and among G&L Realty Corp., G&L Senior Care Properties, LLC and G&L Realty Corp., LLC

10.85	(13)	Pledge and Security Agreement, dated as of October 29, 2004 by and between G&L Realty Partnership, L.P. and G&L Senior Care Properties, LLC

10.86	(13)	Secured Promissory Note, dated as of November 1, 2004, by G&L Senior Care Properties, LLC in favor of G&L Realty Partnership, L.P.

10.87	(13)	Unsecured Promissory Note, dated as of November 1, 2004 by G&L Senior Care Properties, LLC in favor of G&L Realty Partnership, L.P.

21		List of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1)	Previously filed as an exhibit of like number to the Registrant’s Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.
2)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
3)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.
4)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (filed as of April 10, 1997) and amendments thereto and incorporated herein by reference.
5)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (filed as of October 27, 1997) and amendments thereto and incorporated herein by reference.
6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.
7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference
8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.
9)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.
10)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.
11)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.
12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.
13)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 4, 2004) and incorporated herein by reference.
14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 15, 2004) for the quarter ended September 30, 2004 and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

G&L Realty Corp.:

We have audited the accompanying consolidated balance sheets of G&L Realty Corp. and subsidiaries (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of G&L Realty Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 31, 2005

G&L REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Rental properties (Note 18):
Land	$18,012	$23,544
Building and improvements, net (Note 3)	67,796	101,185
Projects under development	288	989

Total rental properties	86,096	125,718
Assets held for sale (Note 3)	10,410	30,337
Cash and cash equivalents	10,508	11,950
Restricted cash	2,177	2,613
Tenant rent and reimbursements receivable, net (Note 4)	625	5,278
Unbilled rent receivable, net (Note 5)	2,472	2,583
Mortgage loans, bonds and notes receivable, net (Note 6)	1,161	764
Notes receivable from related parties (Notes 1 and 6)	6,497	—
Investments in unconsolidated affiliates (Note 7)	2,461	5,077
Deferred charges and other assets, net (Note 8)	3,315	3,897

TOTAL ASSETS	$125,722	$188,217

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
LIABILITIES:
Notes payable (Note 9)	$144,140	$179,379
Liabilities of assets held for sale (Note 3)	13,629	17,376
Accounts payable and other liabilities	3,018	5,837
Tenant security deposits	1,460	1,371

Total liabilities	162,247	203,963

Commitments and Contingencies (Note 10)
Minority interest in consolidated affiliates	(1,381)	(1,453)
Minority interest in Operating and Senior Care Partnerships	—	—

STOCKHOLDERS’ EQUITY (Notes 11 and 12):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred - 1,404,203 shares and 1,495,000 shares issued and outstanding as of December 31, 2004 and 2003, respectively	14	15
• Series B Preferred – 1,277,710 shares and 1,380,000 shares issued and outstanding as of December 31, 2004 and 2003, respectively	13	14
• Series C Preferred Stock – 90,797 shares issued and no shares outstanding and no shares issued and outstanding as of December 31, 2004 and 2003, respectively	—	—
• Series D Preferred Stock – 102,290 shares issued and no shares outstanding and no shares issued and outstanding as of December 31, 2004 and 2003, respectively	—	—
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of December 31, 2004 and 2003, respectively	7	7
Additional paid-in capital	36,388	40,827
Distributions in excess of net income	(66,452)	(50,042)
Notes receivable from stockholders	(5,114)	(5,114)

Total stockholders’ deficit	(35,144)	(14,293)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$125,722	$188,217

See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
REVENUES:
Rent (Notes 5 and 13)	$26,598	$23,016	$23,164
Patient revenues	6,736	26,129	24,261
Tenant reimbursements	3,381	3,055	2,497
Parking	1,722	1,644	1,472
Interest and loan fees	1,905	787	2,459
Other income	1,529	2,563	1,413

Total revenues	41,871	57,194	55,266

EXPENSES:
Property operations	7,747	7,748	7,329
Skilled nursing operations	6,287	23,901	21,421
Depreciation and amortization	4,544	4,876	4,908
Interest	10,592	25,122	13,606
Loss on sale of bonds receivable (Note 6)	—	120	—

General and administrative	5,641	4,551	3,280
Provision for doubtful accounts, notes and bonds receivable (Notes 4 and 6)	1,401	975	1,542
Impairment of assets (Note 1)	8,139	—	—

Total expenses	44,351	67,293	52,086

(Loss) income from operations before minority interests and equity in earnings (loss) of unconsolidated affiliates and discontinued operations	(2,480)	(10,099)	3,180

Equity in earnings (loss) of unconsolidated affiliates	9	3,743	(140)
Minority interest in consolidated affiliates	(564)	(150)	(285)
Corporate income tax expense	—	(136)	(295)

(Loss) income from operations before discontinued operations	(3,035)	(6,642)	2,460

Discontinued operations (Note 15):
Net (loss) income from operations of discontinued operations	(718)	(185)	(291)
Gain from sale of discontinued operations	2,536	7,347	2,320

Total income from discontinued operations	1,818	7,162	2,029

Net (loss) income	(1,217)	520	4,489
Dividends on preferred stock	(7,162)	(7,162)	(7,162)

Net (loss) available to common stockholders	$(8,379)	$(6,642)	$(2,673)

See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Preferred Stock Series A & Series C		Preferred Stock Series B & Series D		Common Stock		Additional Paid-in Capital	Distributions in excess of net income	Notes receivable from stockholders	Total stockholders’ equity(deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE JANUARY 1, 2002	1,495	$15	1,380	$14	710	$7	$40,827	$(34,722)	$(5,240)	$901
Net Income								4,489		4,489
Distributions declared								(7,662)		(7,662)

BALANCE DECEMBER 31, 2002	1,495	15	1,380	14	710	7	40,827	(37,895)	(5,240)	(2,272)
Principal reductions to notes receivable from stockholders									126	126
Net Income								520		520
Distributions declared								(12,667)		(12,667)

BALANCE DECEMBER 31, 2003	1,495	15	1,380	14	710	7	40,827	(50,042)	(5,114)	(14,293)
Repurchase of preferred stock	(91)	(1)	(102)	(1)			(4,439)			(4,441)
Net loss								(1,217)		(1,217)
Distributions declared								(15,193)		(15,193)

BALANCE DECEMBER 31, 2004	1,404	$14	1,278	$13	710	$7	$36,388	$(66,452)	$(5,114)	$(35,144)

See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,217)	$520	$4,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,049	5,653	6,275
Amortization of deferred financing costs	344	638	929
Write-off of deferred loan costs	69	1,984	—
Net gain from sale of discontinued operations	(2,536)	(7,347)	(2,320)
Impairment of assets	8,139	—	—
Loss on sale of bonds receivable	—	120	—
Gain on sale of interest rate hedge	—	(23)	—
Loss on change in value of interest rate hedge	—	333	957
Minority interests	564	150	285
Unbilled rent receivable	108	(73)	(631)
Equity in (earnings) loss of unconsolidated affiliates	(9)	(3,743)	140
Provision for doubtful accounts, notes and bonds receivables	1,401	975	1,542
(Increase) decrease in:
Prepaid expense and other assets	(667)	(570)	(232)
Tenant rent and reimbursements receivable	767	(53)	(2,570)
Accrued interest and loan fees receivable	(15)	278	(234)
Increase (decrease) in:
Accounts payable and other liabilities	(807)	163	(4,655)
Tenant security deposits	87	59	(104)

Net cash provided by (used in) operating activities	11,277	(936)	3,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental properties	(2,444)	(1,904)	(2,234)
Purchase of real estate assets	(7,661)	(3,956)	—
Sale of bonds receivable	—	600	—
Sale of interest rate hedge	—	183	—
Sale of real estate assets	13,808	25,963	5,141
Construction in progress	(828)	(1,140)	(246)
Pre-acquisition costs, net	(205)	6	116
Contributions to unconsolidated affiliates	(1,490)	(248)	(1,746)
Distributions from unconsolidated affiliates	2,568	3,053	1,717
Leasing commissions	(120)	(134)	(159)
Investments in notes and bonds receivable	(3,512)	—	(310)
Principal payments received from notes and bonds receivable	72	126	9,333

Net cash provided by investing activities	188	22,549	11,612

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	21,150	123,925	14,526
Repayment of notes payable	(16,654)	(121,690)	(23,029)
Payment of deferred loan costs	(550)	(1,489)	(171)
(Increase) decrease in restricted cash	(1,496)	225	1,479
Minority interest equity contribution	164	—	25
Purchase of preferred stock	(4,441)	—	—
Distributions to minority interests	(470)	(333)	(324)
Distributions to stockholders	(10,610)	(12,667)	(7,662)

Net cash used in financing activities	(12,907)	(12,029)	(15,156)

Continued…

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,442)	9,584	327
BEGINNING CASH AND CASH EQUIVALENTS	11,950	2,366	2,039

ENDING CASH AND CASH EQUIVALENTS	$10,508	$11,950	$2,366

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$11,278	$13,496	$16,019

Cash paid during the year for mortgage loan prepayment penalties	$894	$11,194	$718

NONCASH INVESTING AND FINANCING ACTIVITIES

Assumption of notes payable by buyer upon sale of real estate assets	$8,687	$—	$—

Preferred distributions due to minority partner	$—	$105	$60

Spin-off of Senior Care assets and liabilities to common stockholders:
Cash and cash equivalents	$448
Restricted cash	1,140
Land	6,102
Buildings and improvements, net	38,376
Projects under development	1,424
Tenant rent and reimbursements receivable, net	2,791
Mortgage loans and bonds receivable, net	(3,732)
Investments in unconsolidated affiliates	1,547
Deferred charges and other assets	1,401
Accounts payable and other liabilities	(1,659)
Notes payable	(34,446)
Minority interest in consolidated affiliates	(222)
Distributions in excess of net income	(8,139)

Total	$5,031

Spin-off of Senior Care assets and liabilities to common stockholders:
Distributions	$5,031

Acquisition of property and other assets for assumption of note payable:
Restricted cash			$597
Land			1,390
Buildings and improvements			10,760
Deferred charges and other assets			463
Note receivable			(1,269)

Total			$11,941

Assumption of note payable for property and other assets:

Note payable			$11,941

Concluded

G&L REALTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2004

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

G&L Senior Care Partnership, L.P., a Delaware limited partnership (the “Senior Care Partnership”)

G&L Medical Partnership, L.P., a Delaware limited partnership (the “Medical Partnership”)

435 North Roxbury Drive, Ltd., a California limited partnership (the “Roxbury Partnership”)

G&L Valencia, LLC, a California limited liability company (“Valencia”)

G&L Tustin, LLC, a California limited liability company (“Tustin”)

G&L Holy Cross, LLC, a California limited liability company (“Holy Cross”)

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

435 Bedford, LLC, a Delaware limited liability company (“435 Bedford”)

G&L 436 Bedford, LLC, a Delaware limited liability company (“436 Bedford”)

G&L Sherman Oaks, LLC, a Delaware limited liability company (Sherman Oaks”)

G&L 4150 Regents, LLC, a Delaware limited liability company (“Regents”)

Prior to November 1, 2004, the Company also held interests in the following entities:

G&L Gardens, LLC, an Arizona limited liability company (“Maryland Gardens”)

G&L Hampden, LLC, a Delaware limited liability company (“Hampden”)

G&L Hoquiam, LLC, a California limited liability company (“Hoquiam”)

G&L Massachusetts, LLC, a Delaware limited liability company (“Massachusetts”)

G&L Aspen, LLC, a California limited liability company (“Aspen”)

G&L St. Thomas More, LLC, a Nevada limited liability company (“ G&L St. Thomas More’) and successor to

G&L St. Thomas More, Inc.

St. Thomas More, LLC, a Nevada limited liability company (“St. Thomas More”) and successor to St. Thomas More,

Inc.

G&L Gardens – Apt., LLC, an Arizona limited liability company (“Winter Gardens”)

G&L Chestnut, LLC, a Massachusetts limited liability company (“Chestnut”)

G&L Mary Lyon, LLC, a Massachusetts limited liability company (“Mary Lyon”)

Palm Valley Senior Care, LLC, an Arizona limited liability company (“Palm Valley”)

The Company, as the sole general partners and as owner of an approximately 95% interest, controls the Operating Partnership and the Senior Care Partnership. References in these consolidated financial statements to the Company include its operations, assets and liabilities, including the operations, assets and liabilities of the Operating Partnership, the Senior Care Partnership, the Medical Partnership, the Roxbury Partnership (in which the Operating Partnership owns a 32.81% partnership interest and is the sole general partner), Valencia, Tustin, Holy Cross, Lyons, Coronado, Tustin II, Tustin III, 405

Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks and Regents, and prior to November 1, 2004, Maryland Gardens, Hampden, Hoquiam, Massachusetts, Aspen, G&L St. Thomas More, St. Thomas More, Winter Gardens, Chestnut, Mary Lyon and Palm Valley (in which the Senior Care Partnership owned a 75% membership interest)

In addition to the Subsidiaries, the Company also owns interests in various unconsolidated affiliates. Although the Company’s investment represents a significant portion of the capital of such unconsolidated affiliates and the Company exercises influence over the activities of these entities, either the affiliates are not considered variable interest entities or the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of these entities in the consolidated financial statements of the Company. The entities in which the Company has unconsolidated financial interests are as follows:

G&L Grabel, San Pedro, LLC (“San Pedro”)

Lakeview Associates, LLC (“Lakeview”)

Tustin Heritage Place, LLC (“Heritage Place”)

Paradigm Housing, LLC (“Paradigm”)

Prior	to November 1, 2004, the Company also held interests in the following entities:

G&L Penasquitos, LLC (“Penasquitos”)

G&L Radius Realty, LLC (“Radius”)

Encanto Senior Care, LLC (“Encanto”)

San Pedro, Lakeview, Heritage Place, Paradigm, Penasquitos, Radius and Encanto are herein collectively referred to as the “Unconsolidated Affiliates” and individually as “Unconsolidated Affiliate”.

The Company has decided to focus in the future on the development, ownership and operation of medical office buildings. Accordingly, on November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. In total, skilled nursing and assisted living assets having a net equity of $9.0 million, derived from current independent property appraisals less the existing property debt, have been spun-off to these stockholders. At the time of the spin-off, these assets were held by the Company’s consolidated subsidiary, G&L Senior Care Properties, LLC, and the spin-off was effectuated by a distribution of the Company’s membership interests in G&L Senior Care Properties, LLC. In addition to these skilled nursing facility and assisted living facility assets, G&L Senior Care Properties, LLC had cash of approximately $2 million, and indebtedness to the Company of $6 million as of the effective date of the spin-off. Accordingly, G&L Senior Care Properties, LLC at the time of the spin-off, had a net asset value (based on fair market valuations of its skilled nursing and assisted living facilities) of approximately $5.0 million as compared to a carrying value of $13.1 million, the excess of the carrying value of the net assets over the fair value in the amount of $8.1 million. See the Company’s Form 8-K filed on November 4, 2004 for certain pro forma information giving effect to the spin-off.

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

The Company continues to hold two promissory notes issued by G&L Senior Care Properties, LLC, a short term promissory note in the amount of $2 million and a long term promissory note in the amount of $4 million, each bearing interest at the rate of 10.75% per annum, and will for some time continue to be a creditor of G&L Senior Care Properties, LLC. The short term promissory note has a term of six months, interest only payable monthly, and is unsecured. The long term promissory note has a term of 12 years, provides for flat monthly payments of interest and principal on a 25 year amortization basis, with a balloon payment of $3.3 million at the end of the term, and is secured by the interests of G&L Senior Care Properties, LLC in the various special purpose entities through which it holds its interest in its skilled nursing facility and assisted care living facility assets.

2. Summary of Significant Accounting Policies

Business— The Company is a self-managed Real Estate Investment Trust (“REIT”) that acquires, develops, manages and leases healthcare properties. Historically, the Company’s business has consisted of investments in a variety of healthcare properties. Prior to the spin-off on November 1, 2004, the Company’s investments in healthcare properties consisted of acquisitions, made either directly or through joint ventures, in medical office buildings (“MOBs”), skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”). After the spin-off of the SNF and ALF assets on November 1, 2004, the Company’s business consisted only of MOBs.

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

Properties— The Operating Partnership, the Senior Care Partnership, the Medical Partnership, the Roxbury Partnership, Maryland Gardens, Hampden, Valencia, Tustin, Holy Cross, Hoquiam, Lyons, Coronado, Massachusetts, Aspen, Tustin II, Tustin III, G&L St. Thomas More, St. Thomas More, Winter Gardens, 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks, Regents, Chestnut, Mary Lyon and Palm Valley own a 100% fee simple interest in all of the properties.

Income taxes— The Company expects to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is generally not subject to corporate Federal income taxes so long as it distributes at least 90% of its taxable income to stockholders and meets certain other requirements relating to its income and assets. For the years ended December 31, 2004, 2003 and 2002, the Company met all of these requirements. Though as a REIT the Company is generally not permitted to operate properties, in 2000, the Company foreclosed upon and took over the operations at three of its SNFs located in Massachusetts. Under Section 856(e) of the Code, the Company has the ability to operate these properties as “foreclosure property” for a period of up to three years after the year in which the foreclosure took place. However, the Company must pay Federal and State income taxes on the taxable income produced by these three facilities during this period. As a result, the Company has included $136,000 and $220,000 of corporate income tax expense in its financial statements for the years ended December 31, 2003, and 2002, respectively, with respect to these properties. On April 1, 2004, the Company transferred the operating licenses for these three facilities to the manager of these facilities and entered into a lease agreement with the manager. Upon the transfer of the licenses, the Company was no longer responsible for Federal and State income taxes on the taxable income produced by these three facilities. The three facilities produced a net loss for the three months ended March 31, 2004, thus, no tax expense has been included in the financial statements for the year ended December 31, 2004.

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

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $4,854,000, $5,382,000 and $5,972,000 respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all costs directly related to acquisitions are capitalized.

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

Long-lived assets— The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. The Company recorded no impairment losses in 2004, 2003 and 2002.

Financial instruments—The estimated fair value of the Company’s financial instruments is determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. The book value of cash, cash equivalents, tenant rent and other accounts receivable, accounts payable and other liabilities approximates fair value due to their short-term maturities. The carrying amount of the Company’s variable rate notes payable as of December 31, 2003 approximate fair value because the interest rates are comparable to rates currently being offered to the Company. The Company had no variable rate notes payable outstanding as of December 31, 2004. The fair value of the Company’s fixed rate notes payable as of December 31, 2004 and 2003 was $162.7 million and $202.8 million, respectively because the interest rates on the Company’s fixed rate notes payable were higher for both 2004 and 2003 than the rates being offered to the Company at that time. The estimated fair values of the Company’s mortgage loans and bonds receivable, are based upon market values of loans and bonds receivable with similar characteristics adjusted for risk inherent in the underlying transactions. Management estimates that the fair value of the Company’s mortgage loans and bonds receivable approximate their amortized cost basis, after adjustment for the allowance for amounts deemed to be uncollectible.

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

In November 2001, the Company purchased an interest rate cap for $905,000 to protect against an increase in the one month LIBOR rate on a $35 million variable rate loan the Company obtained in October 2001. SFAS 133 requires the Company to record the interest rate cap on the balance sheet at fair value and to record changes in the fair value of the interest rate cap in the statement of operations. For the year ended December 31, 2001, the Company recognized a $0.5 million gain on the fair market value of its LIBOR interest rate cap while recognizing a $0.9 million loss for the year ended December 31, 2002. For the year ended December 31, 2003, the Company recognized a $0.3 million loss on the fair market value of the LIBOR interest rate cap. In October 2003, the Company sold the LIBOR interest rate cap for $0.2 million. As of December 31, 2004, the Company did not own any derivative instruments.

Recent accounting pronouncements— In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments” (SFAS No. 123(R)) which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on our financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provided guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The Company adopted FIN 46-R during 2004 and the adoption of this standard did not have a material impact on our financial statements.

3. Buildings and Improvements

Buildings and improvements consist of the following:

	December 31,
	2004	2003
	(in thousands)
Buildings and improvements	$89,790	$122,867
Tenant improvements	11,639	11,074
Furniture, fixtures and equipment	1,022	4,977

	102,451	138,918

Less accumulated depreciation and amortization	(34,655)	(37,733)

Total	$67,796	$101,185

As of December 31, 2004, the Company was under contract to sell its three-story, 40,000 square foot office and retail complex located in Coronado, California (“Coronado”). On January 26, 2004, the Company sold its membership interest in a two-story, 80-unit ALF located in Tarzana, California (“Tarzana”) for $1.7 million and recognized a net gain on sale of $0.3 million. On March 18, 2004, the Company sold a two-story, 48,000 square foot research and development building located in Irwindale, California (“Irwindale”) for $8.85 million recognizing a net gain on sale of $0.3 million. On June 9, 2004, the Company sold a 59-bed SNF in Chico, California (“Chico”) for $0.7 million recognized a net loss on sale of $0.2 million. On August 2, 2004, the Company sold its 10,000 square foot MOB located in Tustin, California (“Tustin”) for $3.58 million and recognized a net gain on sale of $2.1 million. On March 24, 2005, the Company sold the Coronado Plaza, a 47,000 square foot office and retail center located in Coronado, California for $18.15 million and recognized a gain of approximately $8.5 from the sale. For presentation purposes, the assets and liabilities relating to these properties have been included in assets held for sale and liabilities of assets held for sale, respectively, on the balance sheet. The following tables summarize assets held for sale and liabilities of assets held for sale as of December 31, 2004 and December 31, 2003:

Assets and Liabilities of Assets Held for Sale

December 31, 2004

(In thousands)

Coronado
Rental properties:
Land	$809
Buildings and improvements, net	8,203
Projects under development	71

Total rental properties	9,083

Restricted cash	904
Tenant rent and reimbursements receivable, net	116
Unbilled rent receivable, net	43
Deferred charges and other assets, net	264

Total assets held for sale	$10,410

LIABILITIES:
Notes payable	$13,550
Accounts payable and other liabilities	79

Total liabilities of assets held for sale	$13,629

Assets and Liabilities of Assets Held for Sale

December 31, 2003

(In thousands)

	Chico	Coronado	Irwindale	Tarzana	Tustin	Total
Rental properties:
Land	$159	$809	$1,260	$2,350	$474	$5,052
Buildings and improvements, net	577	8,294	6,249	7,420	606	23,146
Projects under development	—	307	—	41	—	348

Total rental properties	736	9,410	7,509	9,811	1,080	28,546

Restricted cash	—	111	—	296	5	412
Tenant rent and reimbursements receivable, net	—	60	—	153	9	222
Unbilled rent receivable, net	—	37	365	—	136	538
Deferred charges and other assets, net	2	132	196	260	29	619

Total assets held for sale	$738	$9,750	$8,070	$10,520	$1,259	$30,337

LIABILITIES:
Notes payable	$—	$7,060	$—	$8,690	$1,199	$16,949
Accounts payable and other liabilities	3	(3)	—	336	—	336
Tenant security deposits	—	34	57	—	—	91

Total liabilities of assets held for sale	$3	7,091	$57	$9,026	$1,199	$17,376

During 2004, the Company recorded an impairment loss of $8.1 million. The loss represents the difference between the appraised values and the Company’s book value for those assets that were spun-off on November 1, 2004 to the Company’s stockholders.

4. Tenant Rent and Reimbursements Receivable

Tenant rent and reimbursements receivable are net of an allowance for uncollectible amounts of $53,000 and $750,000 as of December 31, 2004 and 2003, respectively. The activity in the allowance for uncollectible tenant accounts for the three years ending December 31, 2004, was as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Balance, beginning of year	$750	$1,142	$1,261
Additions	1,108	908	1,316
Spin-off of senior care assets	(1,195)	—	—
Charge-offs	(610)	(1,300)	(1,435)

Balance, end of year	$53	$750	$1,142

5. Unbilled Rent Receivable

The Company has operating leases with tenants that expire at various dates through 2018. The minimum rents due under these leases are subject to either scheduled fixed increases or adjustments based on the Consumer Price Index. Generally accepted accounting principles require that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as “straight-line rents” creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed (this occurs primarily at the inception of the lease period). As the lease approaches its expiration date, billed rent will eventually exceed the amount of straight-line rent causing the unbilled rent receivable to decline. The straight-line rent calculation assumes no new or re-negotiated rents or extension periods during the life of the lease and excludes operating cost reimbursements. The following table summarizes future rents due under existing leases and the corresponding straight-line rent calculation as of December 31, 2004:

Year Ending December 31,	Future Minimum Rent	Straight-line Rent	Unbilled Rent Receivable
		(in thousands)
2005	$16,926	$16,607	$319
2006	13,962	13,369	593
2007	9,487	9,072	415
2008	7,036	6,608	428
2009	4,456	4,096	360
Thereafter	5,049	4,488	561

Total	$56,916	$54,240	$2,676

The activity in the allowance for unbilled rent, recorded as a reduction of rental revenue for the three years ending December 31, 2004, consisted of the following:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Balance, beginning of year	$224	$365	$465
Additions	40	—	25
Charge-offs	(60)	(141)	(125)

Balance, end of year	$204	$224	$365

6. Mortgage Loans, Bonds and Notes Receivable

Mortgage loans, bonds and notes receivable consist of the following:

	December 31,
	2004	2003
	(in thousands)
Secured subordinated bond receivable due December 15, 2029, interest payable semiannually at 8.75% per annum (The bonds are currently in default)	$1,218	$498
Unsecured promissory note due January 31, 2010, principal and interest payable monthly at 10% per annum (This note is currently in default)	567	567
Unsecured promissory note payable upon demand	362	—
Unsecured promissory note payable upon demand, interest payable monthly at 2.5% per annum	50	—
Secured promissory note due April 1, 2008, interest payable semiannually at 10% per annum (This note is currently in default)	150	150
Secured promissory note due August 25, 1998, interest payable at 12% per annum (This note is currently in default)	1,377	1,377
Unsecured promissory note due September 1, 2000, interest payable at 10% per annum	—	1,000
Unsecured promissory note due July 1, 2000, interest payable at 10% per annum	—	69
Unsecured promissory note receivable due April 11, 2003, interest payable monthly at 10%	—	290

Face value of mortgage loans, bonds and notes receivable	3,724	3,951
Accrued interest	326	278
Allowance for uncollectible amounts	(2,889)	(3,465)

Total mortgage loans, bonds, notes and interest receivable	$1,161	$764

The activity in the allowance for uncollectible notes receivable for the three years ending December 31, 2004, is as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands)
Balance, beginning of year	$3,465	$4,475	$4,484
Additions	293	67	89
Spin-off of senior care assets	(22)	—	—
Charge-offs	(847)	(1,077)	(98)

Balance, end of year	$2,889	$3,465	$4,475

Notes receivable from related party consist of the following:

	December 31,
	2004	2003
	(in thousands)
Unsecured promissory note due May 1, 2005, interest payable monthly at 10.75% per annum, due from G&L Senior Care Properties, LLC	$2,000	$—
Secured promissory note due November 1, 2016, interest payable at 10.75% per annum, due from G&L Senior Care Properties, LLC	3,997	—
Unsecured promissory note payable upon demand, interest payable monthly at Prime plus 0.50% per annum, due from a minority owner of the Company	500	—

Total notes receivable from related party	$6,497	$—

7. Investments In Unconsolidated Affiliates

The Company has investments in various unconsolidated affiliates as described in Note 1. The following tables provide a summary of the changes in the Company’s investment in each of these entities as of December 31, 2004 and 2003 (in thousands).

	San Pedro	Penasquitos	Heritage Place	Radius	Paradigm	Encanto	Lakeview	2004 Total
Opening balance at beginning of period	$636	$(612)	$—	$978	$—	$—	$751	$1,753
Equity in earnings (loss) of affiliates	58	(108)		99	—	(2)	(38)	9
Cash contributions	89	7	—	—	550	684	160	1,490
Cash distributions	—	—	—	—	—	—	(2,568)	(2,568)
Intercompany transactions	—	297	—	204	—	—	1,695	2,196
Spin-off of senior care assets	—	416	—	(1,281)	—	(682)	—	(1,547)

Equity, before inter-company adjustments	783	—	—	—	550	—	—	1,333

Intercompany transactions:
Receivable, net	1,114	—	14	—	—	—	—	1,128

Investment in unconsolidated affiliates	$1,897	$—	$14	$—	$550	$—	$—	$2,461

	San Pedro	Penasquitos	Heritage Place	Pacific Park	Radius	Eagle Run Inc.	Eagle Run	Lakeview	2003 Total

Opening balance at beginning of period	$1,520	$(475)	$—	$48	$1,217	$(916)	$423	$442	$2,259
Equity in earnings (loss) of affiliates	162	(85)		1,276	53	51	2,597	(311)	3,743
Cash contributions	—	—	—	—	—	—	—	248	248
Cash distributions	—	(52)	—	(1,233)	(88)	—	(1,745)	—	(3,118)
Intercompany elimination	(1,046)	—	—	(647)	(204)	36	48	372	(1,441)
Gain (loss) on investment	—	—	—	556	—	829	(1,323)	—	62

Equity, before inter-company adjustments	636	(612)	—	—	978	—	—	751	1,753

Intercompany transactions:
Receivable, net	1,114	297	14	—	204	—	—	1,695	3,324

Investment in unconsolidated affiliates	$1,750	$(315)	$14	$—	$1,182	$—	$—	$2,446	$5,077

Following is a summary of the financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 2004 or for the ten months ended October 31, 2004 for those entities that were spun-off (in thousands).

	San Pedro	Penasquitos	Heritage Place	Radius	Paradigm	Encanto	Lakeview	Total
Financial Position:
Land	$2,017	$—	$750	$—	$—	$—	$—	$2,767
Buildings	4,622	—	—	—	—	—	—	4,622
Other assets	112	—	238	—	550	—	—	900
Notes payable	(4,326)	—	(940)	—	—	—	—	(5,266)
Other liabilities	(1,349)	—	(48)	—	—	—	—	(1,397)

Net assets	$1,076	$—	$—	$—	$550	$—	$—	$1,626

Partner’s equity:
Company	$783	$—	$—	$—	$550	$—	$—	$1,333
Others	293	—	—	—	—	—	—	293

Total equity	$1,076	$—	$—	$—	$550	$—	$—	$1,626

Operations:
Revenues	$1,135	$556	$—	$625	$—	$20	$1,238	$3,574
Expenses	(1,049)	(816)	—	(493)	—	(22)	(1,270)	(3,650)

Net income (loss)	$86	$(260)	$—	$132	$—	$(2)	$(32)	$(76)

Allocation of net income (loss):
Company	$58	$(108)	$—	$99	$—	$(2)	$(38)	$9
Others	28	(152)	—	33	—	—	6	(85)

Net income (loss)	$86	$(260)	$—	$132	$—	$(2)	$(32)	$(76)

Following is a summary of the financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 2003 (in thousands).

	San Pedro	Penasquitos	Heritage Place	Pacific Park	Radius	Eagle Run Inc.	Eagle Run	Lakeview	Total
Financial Position:
Land	$2,011	$641	$750	$—	$200	$—	$—	$947	$4,549
Buildings	4,131	5,868	—	—	5,566	—	—	8,080	23,645
Other assets	562	1,177	238	—	1,260	—	—	773	4,010
Notes payable	(4,437)	(8,323)	(940)	—	(5,416)	—	—	(7,417)	(26,533)
Other liabilities	(1,122)	(604)	(48)	—	(14)	—	—	(1,066)	(2,854)

Net assets	$1,145	$(1,241)	$—	$—	$1,596	$—	$—	$1,317	$2,817

Partner’s equity:
Company	$792	$(612)	$—	$—	$1,182	$—	$—	$751	$2,113
Others	353	(629)	—	—	414	—	—	566	704

Total equity	$1,145	$(1,241)	$—	$—	$1,596	$—	$—	$1,317	$2,817

Operations:
Revenues	$1,220	$914	$—	$108	$701	$624	$143	$750	$4,460
Net gain on sale	—	—	—	2,632	—	—	5,295	—	7,927
Expenses	(1,002)	(1,084)	—	(188)	(631)	(522)	(243)	(1,372)	(5,042)

Net income (loss)	$218	$(170)	$—	$2,552	$70	$102	$5,195	$(622)	$7,345

Allocation of net income (loss):
Company	$162	$(85)	$—	$1,276	$53	$51	$2,597	$(311)	$3,743
Others	56	(85)	—	1,276	17	51	2,598	(311)	3,602

Net income (loss)	$218	$(170)	$—	$2,552	$70	$102	$5,195	$(622)	$7,345

8. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following:

	December 31,
	2004	2003
	(in thousands)
Deferred financing costs	$2,024	$2,769
Pre-acquisition costs	—	141
Leasing commissions	1,552	1,452
Prepaid expense and other assets	1,401	1,036

	4,977	5,398
Less accumulated amortization	(1,662)	(1,501)

Total	$3,315	$3,897

9. Notes Payable

Notes payable consist of the following:

	December 31,
	2004	2003
	(in thousands)
$8,100,000 Note due April 1, 2008, collateralized by deed of trust, monthly principal and interest payments of $58,000, interest at 7.05% per annum.	$7,106	$7,286
$10,000,000 Note due July 1, 2009 collateralized by deed of trust, monthly principal and interest payments of $73,000, interest at 6.85% per annum.	8,773	9,035
$7,200,000 Note due on August 1, 2011, collateralized by deed of trust, monthly principal and interest of $50,000, interest at 7.51% per annum	6,993	7,061
$8,200,000 Note due February 1, 2013 collateralized by deed of trust, monthly principal and interest payments of $47,000, interest at 5.55% per annum.	8,019	8,125
$8,625,000 Note due June 1, 2013, collateralized by deed of trust, monthly principal and interest payments of $49,000, interest at 5.48% per annum.	8,460	8,572
$14,175,000 Note due July 1, 2013 collateralized by deed of trust, monthly principal and interest payments of $82,000, interest at 5.69% per annum.	13,932	14,106
$6,100,000 Note due July 1, 2013 collateralized by deed of trust, monthly principal and interest payments of $35,000, interest at 5.69% per annum.	5,995	6,065
$11,325,000 Note due July 1, 2013 collateralized by deed of trust, monthly principal and interest payments of $66,000, interest at 5.69% per annum.	11,130	11,270
$15,400,000 Note due July 1, 2013, collateralized by deed of trust, monthly principal and interest payments of $89,000, interest at 5.69% per annum.	15,136	15,311
$30,117,000 Note due October 1, 2010, collateralized by deed of trust, monthly principal and interest payments of $168,000, interest at 5.34% per annum.	29,659	30,053
$12,412,500 Note due October 1, 2010, collateralized by deed of trust, monthly principal and interest payments of $69,000, interest at 5.34% per annum.	12,224	12,386
$16,970,500 Note due October 1, 2010, collateralized by deed of trust, monthly principal and interest payments of $95,000, interest at 5.34% per annum.	16,713	16,935
$13,550,000 Note due December 1, 2014 collateralized by deed of trust, monthly interest only payments at 5.24% per annum.	13,550	—
$1,333,125 Note due April 1, 2008 collateralized by deed of trust, monthly principal and interest payments of $9,554, interest at 7.05% per annum. (Note 3)	—	1,199
$2,475,000 Note due September 1, 2008 collateralized by deed of trust, monthly principal and interest payments of $18,000, interest at 7.49% per annum.	—	2,261
$7,500,000 Note due December 11, 2008, collateralized by deed of trust, monthly principal and interest payments of $50,000, interest at 6.90% per annum.	—	7,060
$13,920,000 Note due July 1, 2004 collateralized by deed of trust, monthly principal and interest payments at LIBOR plus 4.0% per annum.	—	12,910
$3,500,000 Secured line of credit due May 1, 2005, interest payable at Prime plus 2.0% per annum.	—	2,186
$11,941,000 Note due January 1, 2027, collateralized by deed of trust, monthly principal and interest payments of $85,000, interest at 7.05% per annum.	—	11,598
$8,327,000 Note due May 17, 2037, collateralized by deed of trust, monthly principal and interest payments of $53,000, interest at 6.95% per annum. (Note 3)	—	8,233
$483,000 Unsecured promissory note due May 17, 2017, interest rate of 8.0% per annum, monthly principal and interest payments of $4,600. (Note 3)	—	457
$4,300,000 Note due July 1, 2005, collateralized by deed of trust, monthly principal and interest payments of $27,000, interest at LIBOR plus 4.5% per annum.	—	4,218

Total	$157,690	$196,327

Aggregate future principal payments as of December 31, 2004 are as follows:

Years Ending December 31 (in thousands)
2005	$2,237
2006	2,373
2007	2,518
2008	8,889
2009	9,742
Thereafter	131,931

Total	$157,690

10. Commitments and Contingencies

Neither the Company, the Operating Partnership, the Senior Care Partnership, the Roxbury Partnership, Valencia, Lyons, Coronado, Tustin II, Tustin III, 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks, Regents, the Unconsolidated Affiliates nor any of the assets within their portfolios of MOBs, parking facilities, and retail space (the “Properties”) is currently a party to any material litigation, except as discussed below.

There were a number of common stockholder class actions pending against the Company and its directors that arose out of the proposal by Daniel M. Gottlieb, the Chief Executive Officer of the Company, and Steven D. Lebowitz, the President of the Company, to acquire all of the outstanding shares of the Company’s common stock not then owned by them. The first suit, Lukoff v. G & L Realty Corp. et al., case number BC 241251, was filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000. A second suit, Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, was filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000. This suit was voluntarily dismissed without prejudice on June 7, 2001, and re-filed in the Superior Court for the State of California, County of Los Angeles, case number BC 251479, on May 31, 2001. Morse v. G & L Realty Corp. et al., case number 221719-V, was filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001. Another suit, Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, was filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001. All these actions asserted claims for breach of fiduciary duty and seek compensatory damages and other relief. The Lukoff, Abrons and Harbor Finance actions were consolidated for all purposes, with Lukoff designated as the lead action. The Morse action was stayed pending the conclusion of the California class actions.

In addition, on April 4, 2002, a group of four former common stockholders of the Company filed an individual suit against the Company and its directors arising from the same conduct alleged in the putative class actions and the merger proposals made by those four stockholders in 2001. Lyle Weisman, et al. v. G & L Realty Corp., et al., case number BC 271401, asserted claims against the individual directors for breach of fiduciary duty, fraud and violations of the California Corporations Code, sections 25400-25403 and 25500-25502. The fourth amended complaint also asserted a claim for unjust enrichment against Messrs. Gottlieb and Lebowitz and a claim for unfair competition under Business and Professions Code sections 17200 et seq. against Messrs. Gottlieb and Lebowitz and the

Company. The Court previously dismissed with prejudice Plaintiffs’ claims for negligent and intentional interference with prospective economic advantage. The Weisman suit was consolidated with the Lukoff class actions for purposes of discovery.

The Company and the director defendants reached a settlement of the California class actions in June 2004 providing for a class settlement and release of claims and entry of judgment dismissing the action with prejudice. The Company and the director defendants, in June 2004, also reached a settlement of the Weisman suit also providing for a release of claims and entry of judgment dismissing the action with prejudice. The total payment in settlement of these suits was $1.25 million, of which approximately $1 million was paid from insurance.

The Company is the guarantor on a $513,602 letter of credit issued by U.S. Bank National Association (“U.S. Bank”) in favor of Fannie Mae c/o Greystone Servicing Corporation under which the Company’s maximum liability is approximately $410,000. In December 1999, the Company purchased $1.3 million of subordinated bonds secured by an apartment complex located in Tulsa, Oklahoma. At the time, a letter of credit for $513,602 was issued by the Bank of Oklahoma in favor of the issuer of the subordinated bonds in order to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. The Company guaranteed $250,000 of this letter of credit. In December 2003, June 2004 and December 2004, the borrower defaulted on the semi-annual interest payment to the holders of the subordinated bonds. In July 2004, the letter of credit issued by the Bank of Oklahoma was called upon and the Company was required to fund the $250,000 that it had guaranteed. Subsequently, the current letter of credit was issued by U.S. Bank. The Company’s partners in this investment are in the process of restructuring the management and operation of the property in order to make it profitable once again. As part of the restructuring, the letter of credit was called upon in March 2005. The Company recorded a reserve of $410,000 on its balance sheet as of December 31, 2004 related to its maximum liability with respect to the letter of credit.

11. Stockholders’ Equity

On December 30, 2004, the Board of Directors approved the repurchase by the Company of the 90,797 shares of Series C Preferred Stock and the 102,290 shares of Series D Preferred Stock owned by Messrs. Gottlieb and Lebowitz for $4.44 million. The purchase price of $23.00 a share represented a 13% and 9% discount, respectively, to the market price of the Company’s Series A and Series B Preferred Stock at the time. The Series C and Series D Preferred Stock rank on a parity with the Series A and Series B Preferred Stock and share pari passu in dividends and at liquidation. The Company completed the repurchase on December 30, 2004.

In September 2004, the Company’s board of directors classified and designated 200,000 authorized but unissued shares of Preferred Stock as Series C Cumulative Preferred Stock having the same rights, privileges and preferences as the Company’s currently outstanding Series A Preferred Stock and 200,000 authorized but unissued shares of Preferred Stock as Series D Cumulative Preferred Stock having the same rights, privileges and preferences as the Company’s currently outstanding Series B Preferred Stock. The board of directors then authorized the exchange of the 90,797 shares of Series A Preferred Stock and 102,290 shares of Series B Preferred Stock owned by Messrs. Gottlieb and Lebowitz for 90,797 shares of Series C Preferred Stock and 102,290 shares of Series D Preferred Stock, respectively.

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

Distributions in excess of net income— As described in Note 2, the Company has elected to be treated as a REIT for Federal income tax purposes. As such, the Company is required to distribute at least 90% of its annual taxable income. For the years ended December 31, 2004, 2003 and 2002, cash distributed in the form of dividends to holders of the Company’s Common Stock exceeded the Company’s taxable income and is therefore considered to be a return of capital. In 2004, 2003 and 2002, 100% of the Company’s common stock dividend was considered a return of capital to common stockholders. In 2004, dividends paid to holders of the Company’s preferred stock were considered a 28.21% return of capital to preferred stockholders, 26.63% taxable as long-term capital gain, 8.99% taxable as Section 1250 unrecaptured gain on sale and the remaining 36.17% taxable as ordinary income. In 2003, dividends paid to holders of the Company’s preferred stock were considered a 94.24% return of capital to preferred stockholders and the remaining 5.76% taxable as Section 1250 unrecaptured gain on sale. In 2002, dividends paid to holders of the Company’s preferred stock were considered a 40.8% return of capital to preferred stockholders, 32.9% taxable as long-term capital gain, 3.4% taxable as Section 1250 unrecaptured gain on sale and the remaining 22.9% taxable as ordinary income.

12. Concentration of Credit Risk

The Company is subject to all risks associated with leasing property, including but not limited to, the risk that upon the expiration of leases for space located in the Company’s properties, the leases may not be renewed, the space may not be re-leased or the terms of renewal or re-leasing (including any cost of required renovations or concessions to tenants) may be less favorable than current lease terms. If the Company is unable to promptly re-lease or renew leases for a significant portion of its space or if the rental rates upon renewal or re-leasing are significantly lower than expected, the Company’s earnings and the ability to make distributions to stockholders may be adversely affected. Most of the tenants in the Company’s healthcare properties provide specialized health care services. The ability of the tenants to honor the terms of their respective leases is dependent upon the economic, regulatory and social factors affecting the communities and industry in which the tenants operate. No tenant occupies more than 2% of the Company’s total square footage.

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

13. Segment Information

Prior to November 1, 2004, the Company’s business consisted of the following segments:

•	Medical office buildings – These investments consist of 21 high quality MOBs, an office and retail facility and one parking facility totaling approximately 785,000 rentable square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

•

Skilled nursing facilities – These investments consisted of eight SNFs and one apartment complex. The Company previously held the operating license in three of the eight SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, from March 15, 2000 through March 31, 2004, all of the assets, liabilities, revenues and expenses of these SNFs were reflected in the consolidated financial statements of the Company and the segment information provided below. The Company was required to pay the applicable corporate income tax on any net income produced by the SNFs located in Hampden, Massachusetts, although the Company’s REIT status was not affected. In February 2004, the manager of these facilities received approval from the Massachusetts Department of Health to obtain the operating licenses for the three facilities from the Company. The manager subsequently entered into lease agreements with the Company for these facilities effective on the date of the license transfers which occurred on April 1, 2004. Subsequent to the transfer of the licenses, licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

•	Assisted living facilities – These investments consisted of two ALFs, owned through joint ventures. The two ALFs contain 172 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. On September 30, 2004, the ALF owned by Lakeview was sold for $10.6 million.

•	Debt obligations – These investments initially consisted of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. The Company is no longer in the business of lending money and has not originated any new loans since 2001. The Company is working to collect the balance of its loans that are currently outstanding, most of which have been partially or fully reserved. As of December 31, 2004, the Company had eight loans outstanding with a net book value of $7.6 million.

  After the spin-off of the SNF and ALF assets on November 1, 2004, the Company has one reportable segment – MOBs.

  The tables on the following pages reconcile the Company’s income and expense activity for the years ending December 31, 2004, 2003 and 2002 and balance sheet data as of December 31, 2004 and 2003.

2004 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimbursements and parking	$26,587	$5,114	$—	$—	$—	$31,701
Patient revenues	—	6,736	—	—	—	6,736
Interest and loan fees	58	90	—	1,596	161	1,905
Other income	269	11	—	—	1,249	1,529

Total revenues	26,914	11,951	—	1,596	1,410	41,871

Expenses:
Property operations	7,364	365	—	18	—	7,747
Skilled nursing operations	—	6,287	—	—	—	6,287
Depreciation and amortization	3,188	1,338	—	—	18	4,544
Interest	8,710	1,882	—	—	—	10,592
Impairment of assets	—	—	—	—	8,139	8,139
Provision for doubtful accounts, notes and bonds receivable	89	1,018	—	294	—	1,401
General and administrative	—	—	—	—	5,641	5,641

Total expenses	19,351	10,890	—	312	13,798	44,351

Income (loss) from operations	7,563	1,061	—	1,284	(12,388)	(2,480)
Equity in earnings (loss) of unconsolidated affiliates	58	99	(148)	—	—	9
Net (loss) income from operations of discontinued operations	(676)	(12)	(30)	—	—	(718)
Gain (loss) from sale of discontinued operations	2,430	(147)	253	—	—	2,536

Income (loss) from operations before minority interests	$9,375	$1,001	$75	$1,284	$(12,388)	$(653)

2004 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Rental properties	$85,880	$—	$—	$—	$216	$86,096
Assets held for sale	10,410	—	—	—	—	10,410
Mortgage loans and notes receivable, net	—	—	—	7,658	—	7,658
Cash and cash equivalents	208	—	—	—	10,300	10,508
Restricted cash	2,177	—	—	—	—	2,177
Tenant rent and reimbursement receivable, net	222	—	—	—	403	625
Unbilled rent receivable, net	2,472	—	—	—	—	2,472
Investment in unconsolidated affiliates	1,897	—	—	—	564	2,461
Deferred financing costs, net	1,516	—	—	—	—	1,516
Deferred lease costs, net	397	—	—	—	—	397
Prepaid expense and other	1,402	—	—	—	—	1,402

Total assets	$106,581	$—	$—	$7,658	$11,483	$125,722

2003 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimbursements and parking	$25,606	$2,109	$—	$—	$—	$27,715
Patient revenues	—	26,129	—	—	—	26,129
Interest and loan fees	32	29	—	695	31	787
Other income	1,528	56	(494)	1,000	473	2,563

Total revenues	27,166	28,323	(494)	1,695	504	57,194

Expenses:
Property operations	7,049	601	—	98	—	7,748
Skilled nursing operations	—	23,901	—	—	—	23,901
Depreciation and amortization	3,320	1,528	—	—	28	4,876
Interest	18,496	2,341	—	—	4,285	25,122
Loss on sale of bonds receivable	—	—	—	120	—	120
Provision for doubtful accounts, notes and bonds receivable	—	975	—	—	—	975
General and administrative	—	—	—	—	4,551	4,551

Total expenses	28,865	29,346	—	218	8,864	67,293

(Loss) income from operations	(1,699)	(1,023)	(494)	1,477	(8,360)	(10,099)
Equity in earnings (loss) of unconsolidated affiliates	1,438	52	2,253	—	—	3,743
Net income (loss) from operations of discontinued operations	1,213	(57)	(1,341)	—	—	(185)
Gain from sale of discontinued operations	2,278	—	5,069	—	—	7,347
Corporate tax expense	—	(136)	—	—	—	(136)

Income (loss) from operations before minority interests	$3,230	$(1,164)	$5,487	$1,477	$(8,360)	$670

2003 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Rental properties	$87,330	$38,210	$—	$—	$178	$125,718
Assets held for sale	19,079	738	10,520	—	—	30,337
Mortgage loans and notes receivable, net	—	268	—	496	—	764
Cash and cash equivalents	881	689	—	—	10,380	11,950
Restricted cash	1,823	731	—	—	59	2,613
Tenant rent and reimbursement receivable, net	402	3,970	—	—	906	5,278
Unbilled rent receivable, net	2,583	—	—	—	—	2,583
Investment in unconsolidated affiliates	1,764	1,182	2,131	—	—	5,077
Deferred financing costs, net	1,731	568	—	—	—	2,299
Pre-acquisition costs	141	—	—	—	—	141
Deferred lease costs, net	420	—	—	—	—	420
Prepaid expense and other	729	308	—	—	—	1,037

Total assets	$116,883	$46,664	$12,651	$496	$11,523	$188,217

2002 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimbursements and parking	$24,577	$2,556	$—	$—	$—	$27,133
Patient revenues	—	24,261	—	—	—	24,261
Interest and loan fees	42	33	—	2,345	39	2,459
Other income	585	762	—	—	66	1,413

Total revenues	25,204	27,612	—	2,345	105	55,266

Expenses:
Property operations	6,731	455	—	143	—	7,329
Skilled nursing operations	—	21,421	—	—	—	21,421
Depreciation and amortization	3,495	1,371	—	—	42	4,908
Interest	7,203	1,959	—	150	4,294	13,606
Provision for doubtful accounts, notes and bonds receivable	10	993	—	89	450	1,542
General and administrative	—	—	—	—	3,280	3,280

Total expenses	17,439	26,199	—	382	8,066	52,086

Income (loss) from operations	7,765	1,413	—	1,963	(7,961)	3,180
Equity in earnings (loss) of unconsolidated affiliates	218	43	(406)	5	—	(140)
Net income (loss) from operations of discontinued operations	308	(70)	(529)	—	—	(291)
Gain from sale of discontinued operations	2,458	(138)	—	—	—	2,320
Corporate tax expense	—	(295)	—	—	—	(295)

Income (loss) from operations before minority interests	$10,749	$953	$(935)	$1,968	$(7,961)	$4,774

14. Related Party Transactions

On October 29, 2001, the Company completed a merger with G & L Acquisition, LLC, a Maryland limited liability company, owned by Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company. Upon completion of the Merger, each outstanding share of the Company’s Common Stock, other than a portion of the shares held by Messrs. Gottlieb and Lebowitz, was converted into the right to receive $13.00 in cash, without interest. After completion of the Merger, the Company’s Common Stock was delisted from the New York Stock Exchange.

As part of the Merger, the Operating Partnership loaned $5.2 million of the loan proceeds to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, due on October 31, 2011, bear interest at an annual rate of Libor plus 7.5% and require monthly interest only payments. Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes. As of December 31, 2004, the outstanding principal balance on the notes was $5.1 million. For purposes of presentation in these consolidated financial statements, the $5.1 million balance has been reflected on the balance sheet as a deduction to stockholders’ equity.

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. Messrs. Gottlieb and Lebowitz are the sole common stockholders of the Company. In total, skilled nursing and assisted living assets having a net equity of $9.0 million, derived from current independent property appraisals less the existing property debt, have been distributed as a dividend to these stockholders. This transaction is described in greater detail in Footnote 1 above.

During 2004, general and administrative costs totaling $243,723 were allocated to G&L Senior Care Properties, LLC pursuant to the cost sharing agreement between the two companies discussed in Footnote 1 above. As of December 31, 2004, G&L Senior Care Properties, LLC owed the Company $133,971 related to these allocated general and administrative costs. This amount is recorded under tenant rent and reimbursements receivable on the balance sheet as of December 31, 2004 and was paid by G&L Senior Care Properties, LLC to the Company in January 2005.

On December 30, 2004, the Board of Directors approved the repurchase by the Company of the 90,797 shares of Series C Preferred Stock and the 102,290 shares of Series D Preferred Stock owned by Messrs. Gottlieb and Lebowitz for $4.44 million. The purchase price of $23.00 a share represented a 13% and 9% discount, respectively, to the market price of the Company’s Series A and Series B Preferred Stock at the time. The Series C and Series D Preferred Stock rank on a parity with the Series A and Series B Preferred Stock and share pari passu in dividends and at liquidation. The Company completed the repurchase on December 30, 2004.

During 2004, the Company paid S. Craig Tompkins, a member of the Board of Directors, $100,500 for legal and consulting services performed in connection with the spin-off of the Company’s senior care assets and the potential offering of preferred stock. These fees were in addition to the regular fees paid to the members of the Board of Directors. In January 2005, the Company paid Mr. Tompkins $250,000 for legal services performed on behalf of the Company and its board of directors in connection with the stockholder litigation described in Footnote 10.

15. Discontinued Operations

In accordance with SFAS 144, the net income or loss and the net gain or loss on dispositions of operating properties sold subsequent to December 31, 2003 are reflected in the consolidated statement of operations as discontinued operations for all periods presented (see Note 2). For the years ended December 31, 2004, 2003 and 2002, discontinued operations consist of a 9,100 square foot retail facility located in Aliso Viejo, California, a 26,000 square foot MOB located in Burbank, California, and a 92-unit ALF located in Santa Monica, California that the Company sold in 2003 as well as a 48,000 square foot research and development building located in Irwindale, California, a 59-bed nursing and rehabilitation center in Chico, California, a 10,000 square foot MOB located in Tustin, California and an 80-unit ALF located in Tarzana, California that the Company sold in 2004. The related interest expense was also allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
REVENUES:
Rent, tenant reimbursements and parking	$1,942	$4,344	$6,290
Other income	—	33	20

Total revenues	$1,942	$4,377	$6,310

EXPENSES:
Property operations	525	1,059	1,467
Depreciation and amortization	505	777	1,367
Interest	1,630	2,726	3,767

Total expenses	2,660	4,562	6,601

Net loss from discontinued operations	(718)	(185)	(291)
Gain from sale of discontinued operations	2,536	7,347	2,320

Total income from discontinued operations	$1,818	$7,162	$2,029

16. Subsequent Events

On March 24, 2005, the Company sold the Coronado Plaza, a 47,000 square foot office and retail center located in Coronado, California for $18.15 million. The buyer assumed the existing mortgage loan of $13.55 million and the Company received net proceeds of $4.4 million after all closing costs. The Company will recognize a gain of approximately $8.5 from the sale.

On March 23, 2005, the Company refinanced the Holy Cross Medical Plaza, a 72,000 square foot MOB located in Mission Hills, California with a new $17.8 million loan from Countrywide Commercial Real Estate Finance, Inc. The Company received net proceeds of $9.7 million from the refinancing after repayment of the existing $7.1 million mortgage loan, prepayment penalties and closing costs. The new loan is for ten years but is interest only for two years and bears interest at a fixed rate of 5.71% per annum.

During the first week of April, the Company expects to refinance three MOBs owned by San Pedro, a joint venture in which the Company owns a 50% interest, with a new $7.7 million loan from Countrywide Commercial Real Estate Finance, Inc. The Company expects to receive net proceeds of $2.4 million from the refinancing after repayment of the existing $4.6 million mortgage loan, prepayment penalties and closing costs. The new loan will be for ten years but will be interest only for two years and will bear interest at a fixed rate of 5.64% per annum.

17. Unaudited Consolidated Quarterly Information

Unaudited consolidated quarterly financial information for the periods as follows:

	2004 Fiscal Quarter
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
Revenue:
Rental	$5,716	$6,762	$7,838	$6,282
Patient revenues	6,736	—	—	—
Tenant reimbursements	829	862	860	830
Parking	402	431	467	422
Interest and loan fees	194	211	121	1,379
Other income	154	301	328	746

Total revenues	14,031	8,567	9,614	9,659

Expenses:
Property operations	1,797	1,987	2,107	1,856
Skilled nursing operations	6,287	—	—	—
Depreciation and amortization	1,208	1,207	1,204	925
Interest	2,704	2,705	2,799	2,384
General and administrative	1,038	1,218	1,448	1,937
Provision for doubtful accounts	59	852	341	149
Impairment of assets	—	—	—	8,139

Total expenses	13,093	7,969	7,899	15,390

Income (loss) from operations before minority interests	938	598	1,715	(5,731)
Equity in (loss) earnings of unconsolidated affiliates	(99)	(64)	189	(17)
Minority interest in consolidated affiliates	(125)	(136)	(162)	(141)

Income (loss) before discontinued operations	714	398	1,742	(5,889)
Net income (loss) from operations of discontinued operations	266	(190)	126	(920)
Gain (loss) from discontinued operations	586	(147)	2,097	—

Net income (loss)	1,566	61	3,965	(6,809)
Dividends on preferred stock	(1,791)	(1,790)	(1,790)	(1,791)

Net (loss) income to common stockholders	$(225)	$(1,729)	$2,175	$(8,600)

	2003 Fiscal Quarter
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
Revenue:
Rental	$5,714	$5,625	$5,846	$5,831
Patient revenues	5,899	6,337	6,882	7,011
Tenant reimbursements	701	711	939	704
Parking	368	403	454	419
Interest and loan fees	207	192	196	192
Other income	525	72	1,216	750

Total revenues	13,414	13,340	15,533	14,907

Expenses:
Property operations	1,957	1,959	2,004	1,828
Skilled nursing operations	5,409	5,843	6,281	6,368
Depreciation and amortization	1,261	958	1,219	1,438
Interest	3,399	7,984	10,984	2,755
Loss on sale of bonds receivable	120	—	—	—
General and administrative	953	879	1,376	1,343
Provision for doubtful accounts	279	114	269	313

Total expenses	13,378	17,737	22,133	14,045

Income (loss) from operations before minority interests	36	(4,397)	(6,600)	862
Equity in earnings (loss) of unconsolidated affiliates	3,884	(84)	(41)	(16)
Minority interest in consolidated affiliates	71	(81)	(66)	(74)
Corporate income tax expense	(23)	(22)	(73)	(18)

Income (loss) before discontinued operations	3,968	(4,584)	(6,780)	754
Net (loss) income from operations of discontinued operations	(157)	(99)	(108)	179
Gain from discontinued operations	—	—	—	7,347

Net income (loss)	3,811	(4,683)	(6,888)	8,280
Dividends on preferred stock	(1,790)	(1,791)	(1,790)	(1,791)

Net income (loss) to common stockholders	$2,021	$(6,474)	$(8,678)	$6,489

18. SCHEDULE OF CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2004 (In Thousands).

	Encumbrances (See Notes)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross amount at which carried at close of Period				Acquisition Date	Date of Construction or Rehabilitation
Description			Land	Building and Improvements	Land	Building and Improvement	Land	Building and Improvements	Total	Accumulated Depreciation
Medical Office Buildings California Properties:
405 North Bedford Drive	$13,932		$2,186	$4,076	$452	$10,542	$2,638	$14,618	$17,256	$6,150	1993	1947/1987
415 North Bedford Drive	5,995		292	573	—	629	292	1,202	1,494	706	1993	1955
416 North Bedford Drive	11,130		427	247	—	2,827	427	3,074	3,501	1,549	1993	1946/1986
435 North Bedford Drive	15,136		1,144	2,853	—	3,815	1,144	6,668	7,812	3,847	1993	1950/1963/1984
435 North Roxbury Drive	8,019		162	390	39	3,430	201	3,820	4,021	1,810	1993	1956/1983
436 North Bedford Drive	29,659		2,675	15,317	—	803	2,675	16,120	18,795	3,618	1990	1980
439 North Bedford Drive	—		—	109	—	601	—	710	710	492	1993	1956/1983
Holy Cross Medical Plaza	7,106		2,556	10,256	—	1,733	2,556	11,989	14,545	3,922	1994	1985
Sherman Oaks Medical Plaza	12,224		1,454	8,278	—	3,149	1,454	11,427	12,881	4,090	1994	1969/1993
Regents Medical Center	16,713		1,470	8,390	—	1,535	1,470	9,925	11,395	3,354	1994	1989
14591 Newport Avenue	(See Note A	)	160	36	—	549	160	585	745	219	1996	1969
14642 Newport Avenue	(See Note A	)	400	1,033	—	699	400	1,732	2,132	713	1996	1985
23861 – 23929 McBean Parkway	8,773		—	4,164	3,972	8,617	3,972	12,781	16,753	2,757	1998	1981/1999
24355 Lyons Avenue	8,460		623	6,752	—	1,048	623	7,800	8,423	1,428	1998	1990
1330 Orange Ave (See Note B)	13,550		809	8,753	—	854	809	9,607	10,416	1,404	1998	1977/1985

Total	$150,697		$14,358	$71,227	$4,463	$40,831	$18,821	$112,058	$130,879	$36,059

G&L Tustin III, LLC (Note A)	6,993
Per Above	150,697

Total encumbrances	$157,690

The changes in total real estate assets and accumulated depreciation for the years ended December 31 are as follows (in thousands):

	Total Real Estate Assets
	2004	2003	2002
Balance at beginning of year	$195,168	$209,155	$199,882
Improvements and acquisitions	10,105	5,665	12,361
Spin-off of senior care assets	(51,678)	—	—
Dispositions	(22,716)	(19,652)	(3,088)

Balance at end of year	$130,879	$195,168	$209,155

	Accumulated Depreciation
	2004	2003	2002
Balance at beg. of year	$42,241	$39,439	$33,873
Depreciation	4,854	5,576	5,855
Spin-off of senior care assets	(7,582)	—	—
Dispositions	(3,454)	(2,774)	(289)

Balance at end of year	$36,059	$42,241	$39,439

Note A: G&L Tustin III, LLC owns the following properties which are security for a first trust deed: 14591 Newport Avenue, 14642 Newport Avenue

Note B : This building was sold on March 24, 2005 and is included in Assets Held for Sale on the Company’s balance sheet as of December 31, 2004 and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G&L REALTY CORP.

Date: March 31, 2005	By:	/s/ David E. Hamer
David E. Hamer
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel M. Gottlieb Daniel M. Gottlieb	Chief Executive Officer, Co-Chairman of the Board and Director (Principal Executive Officer)	March 31, 2005

/s/ Steven D. Lebowitz Steven D. Lebowitz	President, Co-Chairman of the Board and Director	March 31, 2005

/s/ Richard L. Lesher Richard L. Lesher	Director	March 31, 2005

/s/ Charles P. Reilly Charles P. Reilly	Director	March 31, 2005

/s/ S. Craig Tompkins S. Craig Tompkins	Director	March 31, 2005