Form 10-Q
period 2005-03-31
G&L REALTY CORP
filed 2005-05-16
CIK 912240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 16, 2005, 710,199 shares of common stock of G&L Realty Corp. were outstanding.

G&L REALTY CORP.

G&L REALTY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Rental properties (Note 3):
Land	$18,012	$18,012
Buildings and improvements, net (Note 3)	67,357	67,796
Projects under development	340	288

Total rental properties	85,709	86,096
Assets held for sale (Note 3)	—	10,410
Cash and cash equivalents	13,015	10,508
Restricted cash	2,777	2,177
Tenant rent, reimbursements and other receivables, net	794	625
Unbilled rent receivable, net	2,465	2,472
Mortgage loans, bonds and notes receivable, net	1,537	1,161
Notes receivable from related parties	6,489	6,497
Investments in unconsolidated affiliates (Note 6)	2,527	2,461
Deferred charges and other assets, net (Note 4)	2,850	3,315

TOTAL ASSETS	$118,163	$125,722

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Notes payable	$154,311	$144,140
Liabilities of assets held for sale (Note 3)	—	13,629
Accounts payable and other liabilities	1,883	3,018
Tenant security deposits	1,460	1,460

Total liabilities	157,654	162,247

Minority interest in consolidated affiliates	(1,356)	(1,381)
Minority interest in Operating Partnership	—	—
Commitments and contingencies (Note 8)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 5):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred - 1,404,203 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	14	14
• Series B Preferred - 1,277,710 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	13	13
• Series C Preferred – 90,797 shares issued and no shares outstanding as of March 31, 2005 and December 31, 2004, respectively	—	—
• Series D Preferred – 102,290 shares issued and no shares outstanding as of March 31, 2005 and December 31, 2004, respectively	—	—
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	7	7
Additional paid-in capital	36,388	36,388
Distributions in excess of net income	(69,443)	(66,452)
Notes receivable from stockholders	(5,114)	(5,114)

Total stockholders’ deficit	(38,135)	(35,144)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$118,163	$125,722

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Month Period Ended March 31,
	2005	2004
	(Unaudited)
REVENUES:
Rent	$5,460	$5,716
Patient revenues	—	6,736
Tenant reimbursements	797	830
Reimbursements from related party (Note 9)	369	—
Parking	472	419
Interest and loan fees	388	194
Other income	102	154

Total revenues	7,588	14,049

EXPENSES:
Property operations	1,809	1,925
Skilled nursing operations	—	6,158
Depreciation and amortization	775	1,206
Provision for doubtful accounts, notes and bonds receivable	2	59
Interest	2,979	2,705
General and administrative	1,102	1,038

Total expenses	6,667	13,091

Income from operations before minority interests and equity in earnings (loss) of unconsolidated affiliates and discontinued operations	921	958
Equity in earnings (loss) of unconsolidated affiliates (Note 6)	40	(99)
Minority interest in consolidated affiliates	(125)	(125)

Income from operations before discontinued operations	836	734
Discontinued operations:
Net income from operations of discontinued operations	131	247
Gain from sale of discontinued operations	7,712	586

Total income from discontinued operations	7,843	833

Net income	8,679	1,567
Dividends on preferred stock	(1,670)	(1,791)

Net income (loss) available to common stockholders	$7,009	$(224)

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Month Period Ended March 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,679	$1,567
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	778	1,217
Amortization of deferred loan costs	63	87
Net gain from sale of discontinued operations	(7,712)	(586)
Write-off of deferred loan costs	39	—
Minority interests	125	125
Equity in (earnings) loss of unconsolidated affiliates	(40)	99
Provision for doubtful accounts, notes and bonds receivable	2	59
Unbilled rent receivable, net	7	58
(Increase) decrease in:
Tenant rent and reimbursements receivable	(155)	(195)
Prepaid expense and other assets	540	104
Accrued interest and loan fees receivable	(40)	(143)
Increase (decrease) in:
Accounts payable and other liabilities	(1,124)	(316)
Tenant security deposits	2	29

Net cash provided by operating activities	1,164	2,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets	4,535	9,864
Additions to rental properties	(308)	(329)
Pre-acquisition costs, net	—	(217)
Construction in progress	(81)	(561)
(Increase) decrease in restricted cash	(644)	108
Leasing commissions	(18)	(23)
Investments in notes and bonds receivable	(336)	(500)
Contributions to unconsolidated affiliates	(26)	(63)
Principal payments received from notes and bonds receivable	8	—

Net cash provided by investing activities	3,130	8,279

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	17,800	—
Repayment of notes payable	(7,629)	(4,459)
Payment of deferred loan costs	(188)	(35)
Distributions to minority interests	(100)	(100)
Distributions to stockholders	(11,670)	(1,791)

Net cash used in financing activities	(1,787)	(6,385)

Continued…

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Month Period Ended March 31,
	2005	2004
	(Unaudited)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,507	3,999
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,508	11,950

CASH AND CASH EQUIVALENTS, END OF PERIOD	$13,015	$15,949

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$2,290	$2,734

Cash paid during the period for mortgage loan prepayment penalties	$766	$—

NONCASH INVESTING AND FINANCING ACTIVITIES

Transfer from projects under development to buildings and improvements	$—	$309

Assumption of notes payable by buyer upon sale of real estate assets	$13,550	$8,687

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

G&L Hampden, LLC, a Delaware limited liability company (“Hampden”)

G&L Hoquiam, LLC, a California limited liability company (“Hoquiam”)

G&L Massachusetts, LLC, a Delaware limited liability company (“Massachusetts”)

G&L Aspen, LLC, a California limited liability company (“Aspen”)

G&L St. Thomas More, LLC, a Nevada limited liability company (“G&L St. Thomas More’) and successor to G&L St. Thomas More, Inc.

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

G&L Gardens – Apt., LLC, an Arizona limited liability company (“Winter Gardens”)

G&L Chestnut, LLC, a Massachusetts limited liability company (“Chestnut”)

G&L Mary Lyon, LLC, a Massachusetts limited liability company (“Mary Lyon”)

Palm Valley Senior Care, LLC, an Arizona limited liability company (“Palm Valley”)

The Company, as the sole general partner and as owner of an approximately 95% ownership interest, controls the Operating Partnership and the Senior Care Partnership. References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Senior Care Partnership, the Medical Partnership, the Roxbury Partnership (in which the Operating Partnership owns a 32.81% partnership interest and is the sole general partner), Valencia, Tustin, Holy Cross, Lyons, Coronado, Tustin II, Tustin III, 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks and Regents and prior to November 1, 2004, Maryland Gardens, Hampden, Hoquiam, Massachusetts, Aspen, G&L St. Thomas More, St. Thomas More, Winter Gardens, Chestnut, Mary Lyon and Palm Valley (in which the Senior Care Partnership owned a 75% membership interest).

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

Lakeview Associates, LLC (“Lakeview”)

Tustin Heritage Place, LLC (“Heritage Place”)

Paradigm Housing, LLC (“Paradigm”)

Prior to November 1, 2004, the Company also held interests in the following entities:

G&L Penasquitos, LLC (“Penasquitos”)

G&L Radius Realty, LLC (“Radius”)

Encanto Senior Care, LLC (“Encanto”)

San Pedro, Lakeview, Heritage Place, Paradigm, and prior to November 1, 2004, Penasquitos, Radius and Encanto are herein collectively referred to as the “Unconsolidated Affiliates” and individually as an “Unconsolidated Affiliate.”

The Company has decided to focus in the future on the development, ownership and operation of medical office buildings. Accordingly, on November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. In total, skilled nursing and assisted living assets having a net equity of $9.0 million, derived from current independent property appraisals less the existing property debt, have been spun-off to these stockholders. At the time of the spin-off, these assets were held by the Company’s consolidated subsidiary, G&L Senior Care Properties, LLC, and the spin-off was effectuated by a distribution of the Company’s membership interests in G&L Senior Care Properties, LLC. The spin-off has not been presented as discontinued operations in the financial statements due to the Company’s continuing involvement in the operations of G&L Senior Care Properties, LLC as discussed below. In addition to these skilled nursing facility and assisted living facility assets, G&L Senior Care Properties, LLC had cash of approximately $2 million, and indebtedness to the Company of $6 million as of the effective date of the spin-off. Accordingly, G&L Senior Care Properties, LLC at the time of the spin-off, had a net asset value (based on fair market valuations of its skilled nursing and assisted living facilities) of approximately $5.0 million, as compared to a carrying value of $13.1 million. The excess of the carrying value of the net assets over the fair value in the amount of $8.1 million was recognized as an impairment loss. See the Company’s Form 8-K filed on November 4, 2004 for certain pro forma information giving effect to the spin-off.

Incident to the spin-off, the Company converted G&L St. Thomas More and St. Thomas More into limited liability companies and formed G&L Senior Care Properties, LLC. The spin off consisted of the Company’s membership interests in G&L Senior Care Properties, LLC which holds the membership interests in Maryland Gardens, Hampden, Hoquiam, G&L St. Thomas More, St. Thomas More, Winter Gardens, Chestnut, Mary Lyon, Palm Valley, Penasquitos, Radius and Encanto and in the subsidiaries that served as the managing members of Maryland Gardens and Hampden. Following the spin-off, G&L Senior Care Properties, LLC is now owned and managed primarily by Daniel Gottlieb and Steven Lebowitz, the CEO and President, respectively, of the Company. Due to the substantial management overlap between the Company and G&L Senior Care Properties, LLC, the two companies have entered into a cost sharing agreement to allocate between them each year the general and administrative costs of the two companies. Under this agreement, the Company has a significant continuing involvement in the management and operations of G&L Senior Care Properties, LLC. Both the Company and G&L Senior Care Properties, LLC share the same offices, accounting and administrative personnel and key decision makers. Management estimates that, at the current time, the skilled nursing facility and the assisted care living facility assets now owned by G&L Senior Care Properties, LLC, account for approximately 65% of the general and administrative costs of the two companies.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Upon the spin-off, the Company held two promissory notes issued by G&L Senior Care Properties, LLC, a short term promissory note in the amount of $2 million and a long term promissory note in the amount of $4 million, each bearing interest at the rate of 10.75% per annum. The short term promissory note had a term of six months, interest only payable monthly, and was unsecured. This note was repaid in full by G&L Senior Care Properties, LLC on April 1, 2005. The long term promissory note has a term of 12 years, provides for flat monthly payments of interest and principal on a 25 year amortization basis, with a balloon payment of $3.3 million at the end of the term, and is secured by the interests of G&L Senior Care Properties, LLC in the various special purpose entities through which it holds its interest in its skilled nursing facility and assisted care living facility assets. As of March 31, 2005, the unpaid balance on this note was $3.98 million. The Company will continue to be a creditor of G&L Senior Care Properties, LLC for some time.

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

The information presented as of and for the three-month periods ended March 31, 2005 and 2004 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that might be expected for the full fiscal year.

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

Recent accounting pronouncements - In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments” (SFAS No. 123(R)) which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on our financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period ending after March 15, 2004. The Company has completed an evaluation of all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46-R and has concluded that its unconsolidated real estate joint ventures do not fall under the provisions of FIN 46-R. These investments include real estate joint ventures with assets totaling $11.6 million as of March 31, 2005.

3. BUILDINGS AND IMPROVEMENTS

Buildings and improvements consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Buildings and improvements	$89,880	$89,790
Tenant improvements	11,846	11,639
Furniture, fixtures and equipment	1,028	1,022

	102,754	102,451
Less accumulated depreciation and amortization	(35,397)	(34,655)

Total	$67,357	$67,796

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

As of December 31, 2004, the Company was under contract to sell its three-story, 47,000 square foot office and retail complex located in Coronado, California (“Coronado Plaza”). On March 24, 2005, the Company sold Coronado Plaza for $18.2 million and recognized a gain of $7.7 million from the sale. For presentation purposes, the assets and liabilities relating to this property has been included in assets held for sale and liabilities of assets held for sale, respectively, on the balance sheet as of December 31, 2004. The following table summarizes assets held for sale and liabilities of assets held for sale for Coronado Plaza as of December 31, 2004:

Assets and Liabilities of Assets Held for Sale

December 31, 2004
(In thousands)
ASSETS:
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

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4. DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

	March 31, 2005	December 31, 2004
	(in thousands)
Deferred loan costs	$2,095	$2,024
Leasing commissions	1,564	1,552
Prepaid expense and other assets	872	1,401

	4,531	4,977
Less accumulated amortization	(1,681)	(1,662)

Total	$2,850	$3,315

5. STOCKHOLDERS’ EQUITY

Distributions in excess of net income— The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders’ equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the three months ended March 31, 2005 and for the year ended December 31, 2004:

	March 31, 2005	December 31, 2004
	(in thousands)
Distributions in excess of net income at beginning of period	$(66,452)	$(50,042)
Net income (loss) during period	8,679	(1,217)
Less: Distributions declared	(11,670)	(15,193)

Distributions in excess of net income (loss)	$(69,443)	$(66,452)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in Note 1. The following table provides a summary of the Company’s investment in each of these entities as of March 31, 2005. (In thousands).

	San Pedro	Paradigm	Heritage Place	Total
Balance at beginning of period	$783	$550	$—	$1,333
Equity in earnings of affiliates	40	—	—	40
Cash contributions.	1	25	—	26
Cash distributions	—	—	—	—

Balance at end of period, before intercompany adjustments	824	575	—	1,399

Intercompany adjustments:
Receivable, net	1,114	—	14	1,128

Investment in unconsolidated affiliates	$1,938	$575	$14	$2,527

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the three months ended March 31, 2005. (In thousands).

	San Pedro	Paradigm	Heritage Place	Total
Financial Position:
Land	$2,017	$—	$750	$2,767
Buildings	4,589	—	—	4,589
Other assets	235	3,799	238	4,272
Notes payable	(4,305)	—	(940)	(5,245)
Other liabilities	(1,753)	(2,560)	(48)	(4,361)

Net assets	$783	$1,239	$—	$2,022

Partner’s equity:
Company	$824	$575	$—	$1,399
Others	(41)	664	—	623

Total equity	$783	$1,239	$—	$2,022

Operations:
Revenues	$312	$268	$—	$580
Expenses	(265)	(247)	—	(512)

Net income	$47	$21	$—	$68

Allocation of net income:
Company	$40	$—	$—	$40
Others	7	21	—	28

Net income	$47	$21	$—	$68

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

7. SEGMENT INFORMATION

Prior to November 1, 2004, the Company’s business consisted of the following segments:

•	Medical office buildings – These investments consist of 21 high quality MOBs, an office and retail facility and one parking facility totaling approximately 785,000 rentable square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

•	Skilled nursing facilities – These investments consisted of eight SNFs and one apartment complex. The Company previously held the operating license in three of the eight SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, from March 15, 2000 through March 31, 2004, all of the assets, liabilities, revenues and expenses of these SNFs were reflected in the condensed consolidated financial statements of the Company and the segment information provided below. The Company was required to pay the applicable corporate income tax on any net income produced by the SNFs located in Hampden, Massachusetts, although the Company’s REIT status was not affected. In February 2004, the manager of these facilities received approval from the Massachusetts Department of Health to obtain the operating licenses for the three facilities from the Company. The manager subsequently entered into lease agreements with the Company for these facilities effective on the date of the license transfers which occurred on April 1, 2004. Subsequent to the transfer of the licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

•	Assisted living facilities – These investments consisted of two ALFs owned through joint ventures. The two ALFs contain 172 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. On September 30, 2004, the ALF owned by Lakeview was sold for $10.6 million.

•	Debt obligations – These investments initially consisted of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. The Company is no longer in the business of lending money and has not originated any new loans since 2001. The Company is working to collect the balance of its loans that are currently outstanding, most of which have been partially or fully reserved. As of March 31, 2005, the Company had eight loans outstanding with a net book value of $8.0 million.

After the spin-off of the SNF and ALF assets on November 1, 2004, the Company has one reportable segment – MOBs.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

The table on the following page reconciles the Company’s income and expense activity for the three months ended March 31, 2004.

2004 Reconciliation of Reportable Segment Information

For the three months ended March 31, 2004

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$6,517	$448	$—	$—	$—	$6,965
Patient revenues	—	6,736	—	—	—	6,736
Interest and loan fees	7	7	—	166	14	194
Other income	47	8	—	—	99	154

Total revenues	6,571	7,199	—	166	113	14,049

Expenses:
Property operations	1,768	156	—	1	—	1,925
Skilled nursing operations	—	6,158	—	—	—	6,158
Depreciation and amortization	821	381	—	—	4	1,206
Provision for doubtful accounts and notes receivable	—	59	—	—	—	59
Interest	2,175	530	—	—	—	2,705
General and administrative	—	—	—	—	1,038	1,038

Total expenses	4,764	7,284	—	1	1,042	13,091

Income (loss) from operations	1,807	(85)	—	165	(929)	958
Equity in (loss) earnings of unconsolidated affiliates	(4)	31	(126)	—	—	(99)
Net income (loss) from operations of discontinued operations	287	(10)	(30)	—	—	247
Gain from sale of discontinued operations	333	—	253	—	—	586

Income (loss) from operations before minority interests	$2,423	$(64)	$97	$165	$(929)	$1,692

8. COMMITMENTS AND CONTINGENCIES

Neither the Company, the Operating Partnership, the Senior Care Partnership, the Roxbury Partnership, Valencia, Lyons, Coronado, Tustin II, Tustin III, 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks, Regents, the Unconsolidated Affiliates nor any of the assets within their portfolios of MOBs, parking facilities, and retail space (the “Properties”) is currently a party to any material litigation.

The Company was the guarantor on a $513,602 letter of credit issued by U.S. Bank National Association (“U.S. Bank”) in favor of Fannie Mae c/o Greystone Servicing Corporation under which the Company’s maximum liability is approximately $410,000. In December 1999, the Company purchased $1.3 million of subordinated bonds secured by an apartment complex located in Tulsa, Oklahoma. At the time, a letter of credit for $513,602 was issued by the Bank of Oklahoma in favor of the issuer of the subordinated bonds in order to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. The Company guaranteed $250,000 of this letter of credit. In December 2003, June 2004 and December 2004, the borrower defaulted on the semi-annual interest payment to the holders of the subordinated bonds. In July 2004, the letter of credit issued by the Bank of Oklahoma was called upon and the Company was required to fund the $250,000 that it had guaranteed. Subsequently, a new letter of credit was issued by U.S. Bank. The Company’s partners in this investment are in the process of restructuring the management and operation of the property in order to make it profitable once again. As part of the restructuring, the letter of credit was called upon in March 2005 and the Company was required to make a payment of $410,000. The Company recorded a reserve of $410,000 on its balance sheet as of December 31, 2004 related to its maximum liability with respect to the letter of credit against which the March 2005 payment was applied.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

As part of the Merger, the Operating Partnership loaned $5.2 million to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, due on October 31, 2011, bear interest at an annual rate of Libor plus 7.5% and require monthly interest only payments. Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes. As of March 31, 2005, the outstanding principal balance on the notes was $5.1 million. For purposes of presentation in these consolidated financial statements, the $5.1 million balance has been reflected on the balance sheet as a deduction to stockholders’ equity.

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

During the first quarter of 2005, general and administrative costs totaling $368,651 were billed to G&L Senior Care Properties, LLC pursuant to the cost sharing agreement between the two companies discussed in Footnote 1 above, which is included in reimbursements from related party. As of March 31, 2005, G&L Senior Care Properties, LLC owed the Company $116,098 related to these allocated general and administrative costs. This amount is recorded under tenant rent and reimbursements receivable on the balance sheet as of March 31, 2005 and was paid by G&L Senior Care Properties, LLC to the Company in April 2005.

During the first quarter of 2005, the Company paid S. Craig Tompkins, a member of the Board of Directors, $26,000 for legal and consulting services. These fees were in addition to the regular fees paid to the members of the Board of Directors. In January 2005, the Company paid Mr. Tompkins $250,000 for legal services performed on behalf of the Company and its board of directors in connection with the stockholder litigation that was settled during 2004 which was accrued at December 31, 2004.

10. ACQUISITIONS, DISPOSITIONS AND FINANCINGS

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

On March 24, 2005, the Company sold Coronado Plaza, a 47,000 square foot office and retail center located in Coronado, California for $18.2 million. The buyer assumed the existing mortgage loan of $13.6 million and the Company received net proceeds of $4.4 million after all closing costs. The Company recognized a gain of $7.7 million.

11. SUBSEQUENT EVENTS

On April 7, 2005, the Company refinanced three MOBs owned by San Pedro, a joint venture in which the Company owns a 50% interest, with a new $7.7 million loan from Countrywide Commercial Real Estate Finance, Inc. The Company received net proceeds of $2.4 million from the refinancing after repayment of the existing $4.6 million mortgage loan, prepayment penalties and closing costs. The new loan is for ten years but is interest only for two years and bears interest at a fixed rate of 5.64% per annum.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s 2004 Annual Report on Form 10-K as previously filed with the SEC.

Information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ substantially from those anticipated by management. Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, interest rate movements, the availability of financing, changes in tax laws and regulations affecting REITs, governmental regulations concerning, but not limited to, new construction and development, the creditworthiness of tenants and borrowers, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company’s investments which may be discussed elsewhere in this Quarterly Report on Form 10-Q and the Company’s 2004 Annual Report on Form 10-K as previously filed with the SEC.

Recent Developments

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. Messrs. Gottlieb and Lebowitz are the sole common stockholders of the Company. In total, skilled nursing and assisted living assets having a net equity of $9.03 million, derived from current independent property appraisals less the existing property debt, have been spun-off to these stockholders. At the time of the spin-off, these assets were held by the Company’s consolidated subsidiary, G&L Senior Care Properties, LLC, and the spin-off was effectuated by a distribution of the Company’s membership interests in G&L Senior Care Properties, LLC. In addition to these skilled nursing facility and assisted living facility assets, G&L Senior Care Properties, LLC had cash of approximately $2 million, and indebtedness to the Company of $6 million as of the effective date of the spin-off. Accordingly, G&L Senior Care Properties, LLC at the time of the spin-off, had a net asset value (based on fair market valuations of its skilled nursing and assisted living facilities) of approximately $5.0 million.

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

Upon the spin-off, the Company held two promissory notes issued by G&L Senior Care Properties, LLC, a short term promissory note in the amount of $2 million and a long term promissory note in the amount of $4 million, each bearing interest at the rate of 10.75% per annum. The short term promissory note had a term of six months, interest only payable monthly, and was unsecured. This note was paid in full on April 1, 2005. The long term promissory note has a term of 12 years, provides for flat monthly payments of interest and principal on a 25 year amortization basis, with a balloon payment of $3.3 million at the end of the term, and is secured by the interests of G&L Senior Care Properties, LLC in the various special purpose entities through which it holds its interest in its skilled nursing facility and assisted care living facility assets. As of March 31, 2005, the unpaid balance on this note was $3.98 million. The Company will continue to be a creditor of G&L Senior Care Properties, LLC for some time.

Critical Accounting Policies

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

Long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. The Company recorded no impairment losses in the first quarter of 2005 or in 2004.

Results of Operations

Comparison of the Three Month Period Ended March 31, 2005 versus the Three Month Period Ended March 31, 2004.

Total revenues decreased by $6.4 million, or 46%, from $14 million in the first quarter of 2004, to $7.6 million for the same period in 2005. The decrease was due to a $6.7 million decrease in patient revenues along with a $0.3 million decrease in rental revenue offset by a $0.4 million increase in other reimbursements and a $0.2 million increase in interest income.

Patient revenues decreased by $6.7 million, or 100%, from $6.7 million in the first quarter of 2004, to $0 for the same period in 2005. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements. As of April 1, 2004 and through the date of the spin-off on November 1, 2004, the Company recorded rental income per the terms of the leases it entered into with the new owners of the operating licenses. The Company’s other skilled nursing and assisted living facilities had triple net leases in place prior to April 1, 2004.

Rents, tenant reimbursements, reimbursements from related party and parking revenues increased by $0.1 million, or 1%, from $7.0 million in the first quarter of 2004, to $7.1 million for the same period in 2005. Reimbursements from related party increased $0.4 million due to amounts billed to G&L Senior Care Properties, LLC under the cost sharing agreement discussed above under Recent Developments. The cost sharing agreement calls for the Company to be reimbursed by G&L Senior Care Properties, LLC for approximately 65% of the Company’s general and administrative expenses. During the first quarter of 2005, the Company billed $0.4 million to G&L Senior Care Properties, LLC pursuant to the cost sharing agreement. Rental revenue increased an additional $0.2 million due to the scheduled rent increases pursuant to the Company’s MOB leases. These increases were offset by a $0.4 million decrease in rental revenue as a result of the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. After the spin-off, the Company no longer has any ownership in those assets, and thus does not recognize any rental revenue related to those facilities.

Interest and loan fee income increased by $0.2 million, or 100%, from $0.2 million in the first quarter of 2004 to $0.4 million for the same period in 2005. The main reason for the increase was due to interest earned on two promissory notes from G&L Senior Care Properties, LLC. After the spin-off of the Company’s skilled nursing and assisted living facility assets on November 1, 2004, the Company held two promissory notes issued by G&L Senior Care Properties, LLC, a $2 million short term, unsecured promissory note and a $4 million, long term, secured promissory note, both bearing interest at the rate of 10.75% per annum. The $2 million promissory note was repaid in full on April 1, 2005. A portion of the increase in interest income was also due to interest earned on the Company’s cash on hand which was higher than in the first quarter of 2004.

Total expenses decreased by $6.4 million, or 49%, from $13.1 million for the first quarter of 2004, to $6.7 million for the same period in 2005. The decrease was due to a decrease in skilled nursing operation costs of $6.2 million, a decrease in property operations of $0.1 million and a decrease in depreciation and amortization expense of $0.4 million. These decreases were offset by an increase in interest expense of $0.3 million.

Skilled nursing operations decreased by $6.2 million, or 100%, from $6.2 million in the first quarter of 2004, to $0 for the same period in 2005. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

Depreciation and amortization expense decreased $0.4 million, or 33%, from $1.2 million in the first quarter of 2004, to $0.8 million for the same period in 2005. This decrease was due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. The Company recorded $0.4 million of depreciation and amortization expense related to its skilled nursing and assisted living facilities in the first quarter of 2004. After the spin-off, the Company no longer has any ownership in those assets, and thus does not record any depreciation or amortization expense related to those facilities.

Interest expense increased $0.3 million, or 11%, from $2.7 million for the first quarter of 2004, to $3.0 million for the same period in 2005. The primary reason for the increase was the $0.8 million of pre-payment fees and the write-off of deferred loan fees incurred in the first quarter of 2005 relating to the early repayment of a mortgage loan secured by an MOB located in Mission Hills, California. On March 23, 2005, the Company refinanced the existing loan on this MOB, the Holy Cross Medical Plaza, with a new $17.8 million loan from Countrywide Commercial Real Estate Finance, Inc. In connection with the early repayment of the existing loan, the Company paid a prepayment penalty and wrote off loan fees totaling $0.8 million. This increase was offset by a $0.5 million decrease in interest expense due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004.

Equity in earnings of unconsolidated affiliates increased $0.1 million from the first quarter of 2004 compared to the same period in 2005. This increase was mainly due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. During the first quarter of 2004, the Company realized losses totaling $0.1 million related to its investments in unconsolidated entities which owned skilled nursing or assisting living facilities. Subsequent to the spin-off, the Company no longer has any ownership interest in those entities and thus does not recognize and income or loss related to those facilities.

Total income from discontinued operations increased $7 million from $0.8 million for the first quarter of 2004 to $7.8 million for the same period in 2005. The main reason for this increase was the sale of Coronado Plaza, an office and retail center located in Coronado, California for $18.2 million on March 24, 2005. The Company recognized a gain of $7.7 million in connection with the sale. This gain was offset by a $0.3 million gain from the sale of the Company’s membership interest in a joint venture that owned an ALF located in Tarzana, California in January 2004 along with a $0.3 million gain from sale of a research and development building located in Irwindale, California in March 2004 and $0.2 million of additional net income from the operations of these two properties during the first quarter of 2004 as compared to the operations of Coronado Plaza during the first quarter of 2005.

Liquidity and Capital Resources

As of March 31, 2005, the Company had approximately $13.0 million of cash on hand. The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of its MOB properties. The Company’s MOB properties contain approximately 737,000 rentable square feet and, as of March 31, 2005, were approximately 97.6% leased to over 400 tenants with lease terms typically ranging from three to ten years.

The Company’s principal external sources of capital consist of various secured loans and selective asset sales. As of March 31, 2005, the Company had secured loans outstanding of approximately $154.3 million. During 2004, the Company obtained a $3 million secured line of credit that is secured by a first deed of trust on land owned by the Company in Santa Clarita, California. As of March 31, 2005, the Company had no outstanding borrowings under the line of credit. The Company has also been selling some of its assets which has provided additional liquidity. During the first quarter of 2005, the Company received net proceeds of $4.4 million from the sale of an office and retail center located in Coronado, California. The Company has reserved these funds for new acquisitions, future stock dividends and for general corporate purposes. The Company’s 2005 asset sales as well as its refinancings are discussed below.

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

On March 24, 2005, the Company sold Coronado Plaza, a 47,000 square foot office and retail center located in Coronado, California for $18.2 million. The buyer assumed the existing mortgage loan of $13.6 million and the Company received net proceeds of $4.4 million after all closing costs. The Company recognized a gain of $7.7 million.

On April 7, 2005, the Company refinanced three MOBs owned by San Pedro, a joint venture in which the Company owns a 50% interest, with a new $7.7 million loan from Countrywide Commercial Real Estate Finance, Inc. The Company received net proceeds of $2.4 million from the refinancing after repayment of the existing $4.6 million mortgage loan, prepayment penalties and closing costs. The new loan is for ten years but is interest only for two years and bears interest at a fixed rate of 5.64% per annum.

The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during the first quarter of 2005 to holders of record on the first day of each month. On March 31, 2005, the Company distributed $10.0 million to holders of the Company’s Common Stock.

While the Company is highly leveraged, the Company expects to continue meeting its short-term liquidity requirements through its working capital and cash flow provided by operations and its line of credit. The Company also expects to maintain stockholder distributions in accordance with REIT requirements, although no assurances can be given that the current level of distributions will be maintained. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the sale of assets and joint venture arrangements.

Sources and Uses of Funds

The Company’s net cash provided by operating activities decreased $0.9 million from $2.1 million for the three months ended March 30, 2004 to $1.2 million for the same period in 2005. The decrease is due to a decrease in depreciation and amortization of $0.4 million, an increase in net gains from sale of discontinued operations of $7.1 million and a $0.8 million decrease in the change in accounts payable and other liabilities. These decreases were offset by a $7.1 million increase in net income and a $0.4 million decrease in prepaid expenses and other assets.

Net cash from investing activities decreased $5.2 million from $8.3 million for the three months ended March 31, 2004 to $3.1 million for the same period in 2005. The decrease was primarily due to an $5.4 million decrease in sales of real estate assets and a $0.7 million increase in restricted cash offset by a $0.5 million decrease in construction in progress, a $0.2 million decrease in pre-acquisition costs and a $0.2 million decrease in investments in notes and bonds receivable.

Net cash flows used in financing activities decreased by approximately $4.6 million from $6.4 million for the three months ended March 31, 2004, to $1.8 million for the same period in 2005. The decrease was due to a a $17.8 million increase in notes payable proceeds offset by a $3.1 million increase in the repayment of notes payable, a $9.9 million increase in distributions to stockholders and a $0.2 million increase in payments of deferred loan costs.

Off-Balance Sheet Arrangements

The Company was the guarantor on a $513,602 letter of credit issued by U.S. Bank National Association (“U.S. Bank”) in favor of Fannie Mae c/o Greystone Servicing Corporation under which the Company’s maximum liability was approximately $410,000. In December 1999, the Company purchased $1.3 million of subordinated bonds secured by an apartment complex located in Tulsa, Oklahoma. At the time, a letter of credit for $513,602 was issued by the Bank of Oklahoma in favor of the issuer of the subordinated bonds in order to pay the interest payments on the secured debt of the property in the event the cash flow of the property was insufficient to meet such payments. The Company guaranteed $250,000 of this letter of credit. In December 2003, June 2004 and December 2004, the borrower defaulted on the semi-annual interest payment to the holders of the subordinated bonds, including those held by the Company. The subordinated bonds owned by the Company are fully-reserved for on the Company’s balance sheet. In July 2004, the letter of credit issued by the Bank of Oklahoma was called upon and the Company was required to fund the $250,000 that it had guaranteed. Subsequently, the current letter of credit was issued by U.S. Bank. The Company’s partners in this investment are in the process of restructuring the management and operation of the property in order to make it profitable once again. As part of the restructuring, the letter of credit was called upon in March 2005 and the Company was required to make a payment of $410,000. The Company recorded a reserve of $410,000 on its balance sheet as of December 31, 2004 related to its maximum liability with respect to the letter of credit against which the March 2005 payment was applied.

As of March 31, 2005, the Company had investments in three unconsolidated joint ventures totaling $2.5 million. All of the unconsolidated joint ventures were formed for the purpose of acquiring and owning real estate assets. Per the terms of the joint venture agreements, the Company could be required to advance additional funds to these joint ventures if the operating activities of the joint ventures are insufficient to satisfy the obligations of the joint ventures. Any additional funds advanced to the joint ventures are treated as additional equity contributions and are recorded as an investment in unconsolidated affiliates on the Company’s balance sheet.

Contractual Obligations

On March 23, 2005, the Company refinanced the Holy Cross Medical Plaza with a new $17.8 million loan from Countrywide Commercial Real Estate Finance, Inc. The new loan is for ten years but is interest only for two years and bears interest at a fixed rate of 5.71% per annum. On March 24, 2005, the Company sold the Coronado Plaza for $18.2 million. The buyer assumed the existing mortgage loan of $13.6 million relieving the Company of any future obligations under this obligation. There were no other material changes in the first quarter of 2005 compared to the Company’s contractual obligations as of December 31, 2004. As of March 31, 2005, the Company had the following contractual obligations outstanding:

	2005	2006	2007	2008	2009	Thereafter	Total
		(in thousands)
Obligations:
Fixed rate mortgage debt:
Interest	$6,738	$8,746	$8,614	$8,482	$8,126	$19,277	$59,983
Principal	1,517	2,162	2,449	2,637	9,980	135,566	154,311

	$8,255	$10,908	$11,063	$11,119	$18,106	$154,843	$214,294

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

In December 2003, the FASB issued FASB Interpretation No. 46-R, “Consolidation of Variable Interest Entities-an Interpretation of ARB No. 51” (“FIN 46-R”). FIN 46-R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” and provides guidance on the identification of entities for which control is achieved through means other than voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. The provisions of this interpretation are immediately effective for VIEs formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period ending after March 15, 2004. The Company has completed an evaluation of all of its investments and other interests in entities that may be deemed VIEs under the provisions of FIN 46-R and has concluded that its unconsolidated real estate joint ventures do not fall under the provisions of FIN 46-R. These investments include real estate joint ventures with assets totaling $11.6 million as of March 31, 2005.

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

The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company’s 2004 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three month periods ended March 31, 2005 and 2004.

G&L REALTY CORP.

FUNDS FROM OPERATIONS AND ADDITIONAL DATA

(Unaudited)

	For the Three Month Period Ended March 31,
	2005	2004
	(in thousands)
Funds from Operations(1)
Net income	$8,679	$1,567
Depreciation of real estate assets	730	990
Amortization of deferred lease costs	36	48
Gain from sale of discontinued operations	(7,712)	(586)
Depreciation from unconsolidated affiliates	41	111
Adjustment for minority interest in consolidated affiliates	(23)	(25)
Dividends on preferred stock	(1,670)	(1,791)

Funds from Operations(1)	$81	$314

Additional Data
Cash flows:
Operating activities	$1,164	$2,105
Investing activities	17,324	8,171
Financing activities	(15,981)	(6,277)

Capital expenditures
Building improvements	$95	$171
Tenant improvements	207	76
Furniture, fixtures & equipment	6	82
Leasing commissions	18	23

Depreciation and amortization
Depreciation of real estate assets	$730	$990
Depreciation of non-real estate assets	12	166
Amortization of deferred lease costs	36	48
Amortization of deferred licensing costs	—	13
Amortization of capitalized financing costs	63	88

Accrued rent in excess of billed rent	$(7)	$(57)

1)	FFO represents net income (computed in accordance with GAAP, consistently applied), excluding extraordinary items and gains (or losses) from sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company’s operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of March 31, 2005 and December 31, 2004, the Company had no floating rate debt outstanding. The tables below provide information as of March 31, 2005 and December 31, 2004 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of March 31, 2005 and December 31, 2004.

	AS OF MARCH 31, 2005 PRINCIPAL MATURING IN:						Total	Fair Market Value March 31, 2005
	2005	2006	2007	2008	2009	Thereafter
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$1,517	$2,162	$2,449	$2,637	$9,980	$135,566	$154,311	$154,831
Average interest rate	5.69%	5.69%	5.69%	5.69%	5.66%	5.62%	5.68%

	$1,517	$2,162	$2,449	$2,637	$9,980	$135,566	$154,311	$154,831

	AS OF DECEMBER 31, 2004 PRINCIPAL MATURING IN:						Total	Fair Market Value December 31, 2004
	2005	2006	2007	2008	2009	Thereafter
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,237	$2,373	$2,518	$8,889	$9,742	$131,931	$157,690	$162,755
Average interest rate	5.71%	5.71%	5.71%	5.63%	5.63%	5.57%	5.67%

	$2,237	$2,373	$2,518	$8,889	$9,742	$131,931	$157,690	$162,755

Item 4.	CONTROLS AND PROCEDURES

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

Neither the Company or any of its consolidated or unconsolidated affiliates nor any of the assets within their portfolios of healthcare properties, parking facilities and retail space is currently a party to any material litigation.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Submission of Matters to a Vote of Security Holders.

None.

Item 5	Other Information.

None.

Item 6	Exhibits

(a)	Exhibits

Exhibit No.	Note	Description
2.1	(8)	The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp.

2.2	(9)	Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated September 28, 2001.

2.3	(9)	Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated October 26, 2001.

2.4	(12)	Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

3.1.1	(1)	Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.1.2	(4)	Articles Supplementary of G&L Realty Corp. Series A Preferred Stock

3.1.3	(5)	Articles Supplementary of G&L Realty Corp. Series B Preferred Stock

3.1.4	(14)	Articles Supplementary of G&L Realty Corp. Series C Preferred Stock

3.1.5	(14)	Articles Supplementary of G&L Realty Corp. Series D Preferred Stock

3.2	(3)	Amended and Restated Bylaws of G&L Realty Corp.

10.1		Executive Employment Agreement between G&L Realty Corp., LLC and Daniel M. Gottlieb

10.2		Executive Employment Agreement between G&L Realty Corp., LLC and Steven D. Lebowitz

10.3	(2)	Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.3.2	(11)	Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

10.5	(1)	Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.9.2	(1)	Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

10.11	(1)	Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

10.77	(6)	Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

10.78	(6)	Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers Corp. as Tenant dated December 1, 1998.

10.79	(6)	Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively “Guarantor”) in favor of G&L Coronado, LLC (“Landlord”).

10.81	(7)	Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender.

10.82	(11)	Credit Agreement among G&L Realty Partnership, L.P., G&L Partnership, LLC, the Several Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001

10.83	(11)	Guarantee and Collateral Agreement made by Daniel M. Gottlieb, Steven D. Lebowitz, G&L Realty Corp. and G&L Realty Partnership, L.P. in favor of GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001.

10.84	(13)	Management and Cost Sharing Agreement, dated as of October 29, 2004 by and among G&L Realty Corp., G&L Senior Care Properties, LLC and G&L Realty Corp., LLC

10.85	(13)	Pledge and Security Agreement, dated as of October 29, 2004 by and between G&L Realty Partnership, L.P. and G&L Senior Care Properties, LLC

10.86	(13)	Secured Promissory Note, dated as of November 1, 2004, by G&L Senior Care Properties, LLC in favor of G&L Realty Partnership, L.P.

10.87	(13)	Unsecured Promissory Note, dated as of November 1, 2004 by G&L Senior Care Properties, LLC in favor of G&L Realty Partnership, L.P.

21		List of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350

32.2		Certification Pursuant to 18 U.S.C. Section 1350

1)	Previously filed as an exhibit of like number to the Registrant’s Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.

2)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

3)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

4)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (filed as of April 10, 1997) and amendments thereto and incorporated herein by reference.

5)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (filed as of October 27, 1997) and amendments thereto and incorporated herein by reference.

6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.

7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference.

8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.

9)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.

10)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.

11)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.

12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.

13)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 4, 2004) and incorporated herein by reference.

14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 15, 2004) for the quarter ended September 30, 2004 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G&L REALTY CORP.

Date: May 16, 2005	By:	/s/ David E. Hamer
David E. Hamer
Chief Accounting Officer