Form 10-Q
period 2005-06-30
G&L REALTY CORP
filed 2005-08-15
CIK 912240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of August 15, 2005, 710,199 shares of common stock of G&L Realty Corp. were outstanding.

G&L REALTY CORP.

G&L REALTY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Rental properties (Note 3):
Land	$18,012	$18,012
Buildings and improvements, net (Note 3)	67,286	67,796
Projects under development	349	288

Total rental properties	85,647	86,096
Assets held for sale (Note 3)	—	10,410
Cash and cash equivalents	11,638	10,508
Restricted cash	2,741	2,177
Tenant rent, reimbursements and other receivables, net	496	625
Unbilled rent receivable, net	2,418	2,472
Mortgage loans, bonds and notes receivable, net	1,609	1,161
Notes receivable from related parties (Note 9)	7,482	6,497
Investments in unconsolidated affiliates (Note 6)	—	2,461
Deferred charges and other assets, net (Note 4)	2,263	3,315

TOTAL ASSETS	$114,294	$125,722

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Notes payable	$153,819	$144,140
Liabilities of assets held for sale (Note 3)	—	13,629
Accounts payable and other liabilities	1,837	3,018
Tenant security deposits	1,481	1,460

Total liabilities	157,137	162,247
Minority interest in consolidated affiliates	(1,316)	(1,381)
Minority interest in Operating Partnership	—	—
Commitments and contingencies (Note 8)	—	—
STOCKHOLDERS’ EQUITY (DEFICIT) (Note 5):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share
• Series A Preferred - 1,404,203 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	14	14
• Series B Preferred - 1,277,710 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	13	13
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	7	7
Additional paid-in capital	36,388	36,388
Distributions in excess of net income	(77,949)	(66,452)
Notes receivable from stockholders	—	(5,114)

Total stockholders’ deficit	(41,527)	(35,144)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$114,294	$125,722

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
REVENUES:
Rent	$5,458	$6,762	$10,919	$12,477
Patient revenues (Note 7)	—	—	—	6,736
Tenant reimbursements	863	862	1,660	1,692
Reimbursements from related party (Note 9)	580	—	949	—
Parking	457	432	929	850
Interest and loan fees	389	211	777	405
Other income	—	301	70	455

Total revenues	7,747	8,568	15,304	22,615

EXPENSES:
Property operations	1,892	1,987	3,701	3,783
Skilled nursing operations	—	—	—	6,287
Depreciation and amortization	774	1,210	1,550	2,424
Provision for doubtful accounts, notes and bonds receivable	1	852	3	911
Interest	2,269	2,706	5,249	5,410
General and administrative	1,599	1,218	2,668	2,256
Impairment of assets (Note 9)	4,094	—	4,094	—

Total expenses	10,629	7,973	17,265	21,071

(Loss) income from operations before minority interests and equity in earnings (loss) of unconsolidated affiliates and discontinued operations	(2,882)	595	(1,961)	1,544
Equity in earnings (loss) of unconsolidated affiliates (Note 6)	551	(64)	591	(163)
Minority interest in consolidated affiliates	(141)	(136)	(266)	(261)

(Loss) income from operations before discontinued operations	(2,472)	395	(1,636)	1,120
Discontinued operations:
Net (loss) income from operations of discontinued operations	(26)	(187)	105	69
(Loss) gain from sale of discontinued operations	—	(147)	7,712	439

Total (loss) income from discontinued operations	(26)	(334)	7,817	508

Net (loss) income	(2,498)	61	6,181	1,628
Dividends on preferred stock	(1,669)	(1,790)	(3,339)	(3,581)

Net (loss) income available to common stockholders	$(4,167)	$(1,729)	$2,842	$(1,953)

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Month Period Ended June 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,181	$1,628
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	1,550	2,791
Amortization of deferred loan costs	120	181
Net gain from sale of discontinued operations	(7,712)	(439)
Impairment of assets	4,094	—
Write-off of deferred loan costs	39	—
Minority interests	266	261
Equity in (earnings) loss of unconsolidated affiliates	(90)	163
Provision for doubtful accounts, notes and bonds receivable	3	911
Unbilled rent receivable, net	54	98
(Increase) decrease in:
Tenant rent and reimbursements receivable	(28)	1,712
Prepaid expense and other assets	1,037	330
Accrued interest and loan fees receivable	(53)	(255)
Increase (decrease) in:
Accounts payable and other liabilities	(411)	(529)
Tenant security deposits	23	34

Net cash provided by operating activities	5,073	6,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets	4,535	10,469
Purchase of real estate assets	—	(7,661)
Additions to rental properties	(964)	(507)
Pre-acquisition costs, net	(2,729)	(227)
Construction in progress	(103)	(1,039)
Increase in restricted cash	(608)	(690)
Leasing commissions	(29)	(41)
Investments in notes and bonds receivable	(3,381)	(1,140)
Contributions to unconsolidated affiliates	(431)	(80)
Distributions from investments in unconsolidated affiliates	1,974	—
Principal payments received from notes and bonds receivable	2,055	—

Net cash provided by (used in) investing activities	319	(916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	17,800	7,600
Repayment of notes payable	(8,121)	(7,187)
Payment of deferred loan costs	(198)	(332)
(Distributions to) contributions from minority interests	(201)	130
Distributions to stockholders	(13,542)	(3,782)

Net cash used in financing activities	(4,262)	(3,571)

Continued...

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Month Period Ended June 30,
	2005	2004
	(Unaudited)
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,130	2,399
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,508	11,950

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,638	$14,349

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$4,413	$5,649

Cash paid during the period for mortgage loan prepayment penalties	$766	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Transfer from projects under development to buildings and improvements	$—	$309

Assumption of notes payable by buyer upon sale of real estate assets	$13,550	$8,687

Distribution of G&L Realty Corp., LLC
Cash	$203
Tenant rent, reimbursements and other receivables, net	170
Investments in unconsolidated affiliates	994
Mortgage loans, bonds and notes receivable, net	(54)
Deferred charges and other assets, net	2,765
Accounts payable and other liabilities	(759)
Notes receivable from stockholders	5,114
Distributions in excess of net income	(4,094)

Total	$4,339

Distribution of G&L Realty Corp., LLC
Distributions	$4,339

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

G&L Realty Corp., LLC, a Nevada limited liability company (until June 30, 2005)

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

G&L Hampden, LLC, a Delaware limited liability company (“Hampden”)

G&L Hoquiam, LLC, a California limited liability company (“Hoquiam”)

G&L Massachusetts, LLC, a Delaware limited liability company (“Massachusetts”)

G&L Aspen, LLC, a California limited liability company (“Aspen”)

G&L St. Thomas More, LLC, a Nevada limited liability company (“G&L St. Thomas More”) and successor to G&L St. Thomas More, Inc.

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

G&L Senior Care Properties, LLC, a Nevada limited liability company

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

G&L Grabel San Pedro, LLC (“San Pedro”)

Lakeview Associates, LLC (“Lakeview”)

Tustin Heritage Place, LLC (“Heritage Place”)

Paradigm Housing, LLC (“Paradigm”)

On June 27, 2005, the Operating Partnership contributed its investment in Paradigm to G&L Realty Corp., LLC, a wholly-owned subsidiary of the Company. On June 30, 2005, the Company distributed its membership interests in G&L Realty Corp., LLC to its common stockholders. See footnote 9 for further discussion.

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

In 2004, the Company decided to focus in the future on the development, ownership and operation of medical office buildings. Accordingly, on November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. In total, skilled nursing and assisted living assets having a net equity of $9.0 million, derived from current independent property appraisals less the existing property debt, have been spun-off to these stockholders. At the time of the spin-off, these assets were held by the Company’s consolidated subsidiary, G&L Senior Care Properties, LLC, and the spin-off was effectuated by a distribution of the Company’s membership interests in G&L Senior Care Properties, LLC. The spin-off has not been presented as discontinued operations in the financial statements due to the Company’s continuing involvement in the operations of G&L Senior Care Properties, LLC as discussed below. In addition to these skilled nursing facility and assisted living facility assets, G&L Senior Care Properties, LLC had cash of approximately $2 million, and indebtedness to the Company of $6 million as of the effective date of the spin-off. Accordingly, G&L Senior Care Properties, LLC at the time of the spin-off, had a net asset value (based on fair market valuations of its skilled nursing and assisted living facilities) of approximately $5.0 million, as compared to a carrying value of $13.1 million. The excess of the carrying value of the net assets over the fair value in the amount of $8.1 million was recognized as an impairment loss. See the Company’s Form 8-K filed on November 4, 2004 for certain pro forma information giving effect to the spin-off.

Incident to the spin-off, the Company converted G&L St. Thomas More and St. Thomas More into limited liability companies and formed G&L Senior Care Properties, LLC. The spin off consisted of the Company’s membership interests in G&L Senior Care Properties, LLC which holds the membership interests in Maryland Gardens, Hampden, Hoquiam, G&L St. Thomas More, St. Thomas More, Winter Gardens, Chestnut, Mary Lyon, Palm Valley, Penasquitos, Radius and Encanto and in the subsidiaries that served as the managing members of Maryland Gardens and Hampden. Following the spin-off, G&L Senior Care Properties, LLC is now owned and managed primarily by Daniel Gottlieb and Steven Lebowitz, the CEO and President, respectively, of the Company. Due to the substantial management overlap between the Company and G&L Senior Care Properties, LLC, the two companies had entered into a cost sharing agreement to allocate to G&L Senior Care Properties, LLC each year the general and administrative costs incurred by the Company on behalf of G&L Senior Care Properties, LLC. Under this agreement, the Company, through June 30, 2005, had a significant continuing involvement in the management and operations of G&L

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Senior Care Properties, LLC. Both the Company and G&L Senior Care Properties, LLC share the same offices, accounting and administrative personnel and key decision makers. Management estimates that, through the date of the spin off of G&L Realty Corp., LLC on June 30, 2005 as discussed in Note 9, the skilled nursing facility and the assisted care living facility assets now owned by G&L Senior Care Properties, LLC, accounted for approximately 65% of the general and administrative costs of the Company. Following the distribution to the Company’s stockholders on June 30, 2005, of the management company through which these services were provided, there remains significant continuing involvement due to the commonality of ownership of the Company, G&L Senior Care Properties, LLC and G&L Realty Corp., LLC.

Upon the spin-off of G&L Senior Care Properties, LLC, the Company held two promissory notes issued by G&L Senior Care Properties, LLC, a short term promissory note in the amount of $2 million and a long term promissory note in the amount of $4 million, each bearing interest at the rate of 10.75% per annum. The short term promissory note had a term of six months, interest only payable monthly, and was unsecured. This note was repaid in full by G&L Senior Care Properties, LLC on April 1, 2005. The long term promissory note has a term of 12 years, provides for flat monthly payments of interest and principal on a 25 year amortization basis, with a balloon payment of $3.3 million at the end of the term, and is secured by the interests of G&L Senior Care Properties, LLC in the various special purpose entities through which it holds its interest in its skilled nursing facility and assisted care living facility assets. As of June 30, 2005, the unpaid balance on this note was $3.98 million. The Company will continue to be a creditor of G&L Senior Care Properties, LLC for some time.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - The Company is a Real Estate Investment Trust (“REIT”) that acquires, develops, manages and leases healthcare properties. Historically, the Company’s business has consisted of investments in a variety of healthcare properties. Prior to the spin-off on November 1, 2004, the Company’s investments in healthcare properties consisted of acquisitions, made either directly or through joint ventures, in medical office buildings (“MOBs”), skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”). After the spin-off of the SNF and ALF assets on November 1, 2004, the Company’s business consisted only of MOBs.

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

The information presented as of and for the six-month periods ended June 30, 2005 and 2004 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results that might be expected for the full fiscal year.

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

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

reporting period beginning after June 15, 2005. The Company does not believe the adoption of this Statement will have a material impact on our financial statements.

3. BUILDINGS AND IMPROVEMENTS

Buildings and improvements consist of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Buildings and improvements	$90,176	$89,790
Tenant improvements	12,208	11,639
Furniture, fixtures and equipment	1,039	1,022

	103,423	102,451
Less accumulated depreciation and amortization	(36,137)	(34,655)

Total	$67,286	$67,796

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

As of December 31, 2004, the Company was under contract to sell its three-story, 47,000 square foot office and retail complex located in Coronado, California (“Coronado Plaza”). On March 24, 2005, the Company sold Coronado Plaza for $18.2 million and recognized a gain of $7.7 million from the sale. For presentation purposes, the assets and liabilities relating to this property have been included in assets held for sale and liabilities of assets held for sale, respectively, on the balance sheet as of December 31, 2004. The following table summarizes assets held for sale and liabilities of assets held for sale for Coronado Plaza as of December 31, 2004:

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

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4. DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

	June 30, 2005	December 31, 2004
	(in thousands)
Deferred loan costs	$2,090	$2,024
Leasing commissions	1,575	1,552
Prepaid expense and other assets	354	1,401

	4,019	4,977
Less accumulated amortization	(1,756)	(1,662)

Total	$2,263	$3,315

5. STOCKHOLDERS’ EQUITY

Distributions in excess of net income— The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders’ equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the six months ended June 30, 2005 and for the year ended December 31, 2004:

	June 30, 2005	December 31, 2004
	(in thousands)
Distributions in excess of net income at beginning of period	$(66,452)	$(50,042)
Net income (loss) during period	6,181	(1,217)
Less: Distributions declared	(17,678)	(15,193)

Distributions in excess of net income (loss)	$(77,949)	$(66,452)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in Note 1. The following table provides a summary of the Company’s investment in each of these entities for the six months ended June 30, 2005. (In thousands).

	San Pedro	Paradigm	Heritage Place	Total
Balance at beginning of period	$783	$550	$—	$1,333
Equity in earnings of affiliates	40	50	—	90
Non-cash distributions	—	(994)	—	(994)
Cash contributions	—	431	—	431
Cash distributions	(1,937)	(37)	—	(1,974)

Balance at end of period, before intercompany adjustments	(1,114)	—	—	(1,114)

Intercompany adjustments:
Receivable, net	1,114	—	—	1,114

Investment in unconsolidated affiliates	$—	$—	$—	$—

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the six months ended June 30, 2005. (In thousands).

	San Pedro	Paradigm	Heritage Place	Total
Financial Position:
Land	$2,017	$—	$750	$2,767
Buildings	4,565	—	—	4,565
Other assets	475	—	238	713
Notes payable	(7,700)	—	(940)	(8,640)
Other liabilities	(196)	—	(48)	(244)

Net assets	$(839)	$—	$—	$(839)

Partner’s equity:
Company	$(1,114)	$—	$—	$(1,114)
Others	275	—	—	275

Total equity	$(839)	$—	$—	$(839)

Operations:
Revenues	$618	$843	$—	$1,461
Expenses	(1,006)	(543)	—	(1,549)

Net (loss) income	$(388)	$300	$—	$(88)

Allocation of net (loss) income:
Company	$40	$50	$—	$90
Others	(428)	250	—	(178)

Net (loss) income	$(388)	$300	$—	$(88)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. SEGMENT INFORMATION

Prior to November 1, 2004, the Company’s business consisted of the following segments:

•	Medical office buildings – These investments consist of 21 high quality MOBs, an office and retail facility (which was sold on March 24, 2005) and one parking facility totaling approximately 785,000 rentable square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

•	Skilled nursing facilities – These investments consisted of eight SNFs and one apartment complex. The Company previously held the operating license in three of the eight SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, from March 15, 2000 through March 31, 2004, all of the assets, liabilities, revenues and expenses of these SNFs were reflected in the condensed consolidated financial statements of the Company and the segment information provided below. The Company was required to pay the applicable corporate income tax on any net income produced by the SNFs located in Hampden, Massachusetts, although the Company’s REIT status was not affected. In February 2004, the manager of these facilities received approval from the Massachusetts Department of Health to obtain the operating licenses for the three facilities from the Company. The manager subsequently entered into lease agreements with the Company for these facilities effective on the date of the license transfers which occurred on April 1, 2004. Subsequent to the transfer of the licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

•	Assisted living facilities – These investments consisted of two ALFs owned through joint ventures. The two ALFs contain 172 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. On September 30, 2004, the ALF owned by Lakeview was sold for $10.6 million.

•	Debt obligations – These investments initially consisted of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. The Company is no longer in the business of lending money and has not originated any new loans since 2001. The Company is working to collect the balance of its loans that are currently outstanding, most of which have been partially or fully reserved. As of June 30, 2005, the Company had six loans outstanding with a net book value of $6.1 million.

After the spin-off of the SNF and ALF assets on November 1, 2004, the Company has one reportable segment – MOBs.

The table on the following page reconciles the Company’s income and expense activity for the six months ended June 30, 2004.

2004 Reconciliation of Reportable Segment Information

For the six months ended June 30, 2004

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$13,153	$1,866	$—	$—	$—	$15,019
Patient revenues	—	6,736	—	—	—	6,736
Interest and loan fees	15	80	—	263	47	405
Other income	124	9	—	—	322	455

Total revenues	13,292	8,691	—	263	369	22,615

Expenses:
Property operations	3,526	248	—	9	—	3,783
Skilled nursing operations	—	6,287	—	—	—	6,287
Depreciation and amortization	1,632	784	—	—	8	2,424
Provision for doubtful accounts and notes receivable	110	531	—	270	—	911
Interest	4,348	1,062	—	—	—	5,410
General and administrative	—	—	—	—	2,256	2,256

Total expenses	9,616	8,912	—	279	2,264	21,071

Income (loss) from operations	3,676	(221)	—	(16)	(1,895)	1,544
Equity in (loss) earnings of unconsolidated affiliates	(2)	54	(215)	—	—	(163)
Net income (loss) from operations of discontinued operations	111	(12)	(30)	—	—	69
Gain (loss) from sale of discontinued operations	333	(147)	253	—	—	439

Income (loss) from operations before minority interests	$4,118	$(326)	$8	$(16)	$(1,895)	$1,889

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

As part of the Merger, the Operating Partnership loaned $5.2 million to Messrs. Gottlieb and Lebowitz to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, due on October 31, 2011, bear interest at an annual rate of Libor plus 7.5% and require monthly interest only payments. For purposes of presentation in these consolidated financial statements, the $5.1 million balance has been reflected on the balance sheet as a deduction to stockholders’ equity as of December 31, 2004.

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

On June 30, 2005, the Company distributed its membership interests in G&L Realty Corp., LLC, a wholly-owned subsidiary of the Company, to its common stockholders. G&L Realty Corp., LLC provides management services to both the Company and G&L Senior Care Properties, LLC. As part of the distribution of G&L Realty Corp., LLC to the Company’s stockholders, the Company entered into a management agreement with G&L Realty Corp., LLC. The management agreement calls for G&L Realty Corp., LLC to continue to provide management services to the Company in exchange for the reimbursement of the costs associated with such services through the end of 2005; and thereafter, upon mutually agreed upon terms. These costs represent approximately 35% of the total overhead costs of G&L Realty Corp., LLC. Messrs. Gottlieb and Lebowitz, the Chief Executive Officer and President, respectively, of the Company, are the majority owners of G&L Realty Corp., LLC and have full control over the decision-making of G&L Realty Corp., LLC. Thus, the Company, and especially its CEO and President, will continue to have significant involvement in the management and operations of G&L Realty Corp., LLC.

Prior to the distribution, the Operating Partnership contributed the two notes receivable due from Messrs. Gottlieb and Lebowitz totaling $5.1 million to G&L Realty Corp., LLC, along with its $1 million investment in Paradigm and its $2.7 million investment in a newly-formed joint venture that acquired a vacant parcel of land in Dublin, California to G&L Realty Corp., LLC. These assets were distributed to the Company’s common stockholders as part of the distribution of G&L Realty Corp., LLC on June 30. In connection with the distribution, the Company obtained an independent appraisal of the fair market value of G&L Realty Corp., LLC. The appraisal valued G&L Realty Corp., LLC at $4.3 million, as compared to a carrying value of $8.4 million. The excess of the carrying value of the net assets over the fair value in the amount of $4.1 million was recognized as an impairment loss on the Company’s financial statements.

In connection with the Company’s $2.7 million investment in the newly-formed joint venture discussed above, the Company made a $3 million first mortgage loan to the joint venture. The first mortgage calls for quarterly interest only payments at 9% per annum and is due on May 30, 2008. The first mortgage was not contributed to G&L Realty Corp., LLC or distributed to the Company’s common stockholders and remains an asset of the Company.

During the first half of 2005, general and administrative costs totaling $949,367 were billed to G&L Senior Care Properties, LLC pursuant to the cost sharing agreement between the two companies discussed in Footnote 1 above, which is included in reimbursements from related party. As of June 30, 2005, G&L Senior Care Properties, LLC owed the Company $147,024 related to these allocated general and administrative costs. This amount is recorded under tenant rent, reimbursements and other receivables on the balance sheet as of June 30, 2005 and was paid by G&L Senior Care Properties, LLC to the Company in July 2005. Subsequent to the distribution, G&L Realty Corp., LLC will bill the Company and G&L Senior Care Properties, LLC in the same ratio as was previously allocated between the two companies.

During the first half of 2005, the Company paid S. Craig Tompkins, a member of the Board of Directors, $85,300 for services provided as Chairman of the Company’s Strategic Planning Committee. These fees were in addition to the regular fees paid to the members of the Board of Directors.

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

On April 7, 2005, the Company refinanced three MOBs owned by San Pedro, a joint venture in which the Company owns a 50% interest, with a new $7.7 million loan from Countrywide Commercial Real Estate Finance, Inc. The Company received net proceeds of $2.4 million from the refinancing after repayment of the existing $4.6 million mortgage loan, prepayment penalties and closing costs. The new loan is for ten years but is interest only for two years and bears interest at a fixed rate of 5.64% per annum. The $2.4 million distribution was $0.5 million in excess of the Company’s basis in its investment in San Pedro. Because the Company has no obligation to return these monies to San Pedro, the Company has recognized the $0.5 million distribution in excess of investment as income and recorded this income as equity in earnings of unconsolidated affiliates in its consolidated statement of operations.

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

Following the spin-off, G&L Senior Care Properties, LLC is now owned and managed primarily by Daniel Gottlieb and Steven Lebowitz, the CEO and President, respectively, of the Company. Due to the substantial management overlap between the Company and G&L Senior Care Properties, LLC, the two companies had entered into a cost sharing agreement to allocate to G&L Senior Care Properties, LLC each year the general and administrative costs incurred by the Company on behalf of G&L Senior Care Properties, LLC. Management estimates that, through the date of the distribution of G&L Realty Corp., LLC on June 30, 2005 (see below), the skilled nursing facility and the assisted care living facility assets now owned by G&L Senior Care Properties, LLC, accounted for approximately 65% of the general and administrative costs of the Company.

Upon the spin-off, the Company held two promissory notes issued by G&L Senior Care Properties, LLC, a short term promissory note in the amount of $2 million and a long term promissory note in the amount of $4 million, each bearing interest at the rate of 10.75% per annum. The short term promissory note had a term of six months, interest only payable monthly, and was unsecured. This note was paid in full on April 1, 2005. The long term promissory note has a term of 12 years, provides for flat monthly payments of interest and principal on a 25 year amortization basis, with a balloon payment of $3.3 million at the end of the term, and is secured by the interests of G&L Senior Care Properties, LLC in the various special purpose entities through which it holds its interest in its skilled nursing facility and assisted care living facility assets. As of June 30, 2005, the unpaid balance on this note was $3.98 million. The Company will continue to be a creditor of G&L Senior Care Properties, LLC for some time.

On June 30, 2005, the Company distributed its membership interests in G&L Realty Corp., LLC, a wholly-owned subsidiary of the Company, to its common stockholders. G&L Realty Corp., LLC provides management services to both the Company and G&L Senior Care Properties, LLC. As part of the distribution of G&L Realty Corp., LLC to the Company’s stockholders, the Company entered into a management agreement with G&L Realty Corp., LLC. The management agreement calls for G&L Realty Corp., LLC to continue to provide management services to the Company in exchange for the reimbursement of the costs associated with such services through the end of 2005; and thereafter, upon mutually agreed upon terms. These costs represent approximately 35% of the total overhead costs of G&L Realty Corp., LLC. Messrs. Gottlieb and Lebowitz, the Chief Executive Officer and President, respectively, of the Company, are the majority owners of G&L Realty Corp., LLC and have full control over the decision-making of G&L Realty Corp., LLC. Thus, the Company, and especially its CEO and President, will continue to have significant involvement in the management and operations of G&L Realty Corp., LLC.

Prior to the distribution, the Operating Partnership contributed the two notes receivable due from Messrs. Gottlieb and Lebowitz totaling $5.1 million to G&L Realty Corp., LLC, along with its $1 million investment in Paradigm and its $2.7 million investment in a newly-formed joint venture that acquired a vacant parcel of land in Dublin, California to G&L Realty Corp., LLC. These assets were distributed to the Company’s common stockholders as part of the distribution of G&L Realty Corp., LLC on June 30. In connection with the distribution, the Company obtained an independent appraisal of the fair market value of G&L Realty Corp., LLC as an independent company. The appraisal valued G&L Realty Corp., LCC at $4.3 million, as compared to a carrying value of $8.4 million. The excess of the carrying value of the net assets over the fair value in the amount of $4.1 million was recognized as an impairment loss on the Company’s financial statements.

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

Long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. The Company recorded an impairment loss of $4.1 million in the first half of 2005 and an impairment loss of $8.1 million in 2004.

Results of Operations

Comparison of the Six Month Period Ended June 30, 2005 versus the Six Month Period Ended June 30, 2004.

Total revenues decreased by $7.3 million, or 32%, from $22.6 million in the first half of 2004, to $15.3 million for the same period in 2005. The decrease was due to a $6.7 million decrease in patient revenues along with a $1.6 million decrease in rental revenue offset by a $0.9 million increase in other reimbursements and a $0.4 million increase in interest income.

Patient revenues decreased by $6.7 million, or 100%, from $6.7 million in the first half of 2004, to $0 for the same period in 2005. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements. As of April 1, 2004 and through the date of the spin-off on November 1, 2004, the Company recorded rental income per the terms of the leases it entered into with the new owners of the operating licenses. The Company’s other skilled nursing and assisted living facilities had triple net leases in place prior to April 1, 2004.

Rents, tenant reimbursements, reimbursements from related party and parking revenues decreased by $0.5 million, or 3%, from $15.0 million in the first half of 2004, to $14.5 million for the same period in 2005. $1.9 million of this decrease in rental revenue was the result of the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. After the spin-off, the Company no longer has any ownership in those assets, and thus does not recognize any rental revenue related to those facilities. This decrease was offset by an increase in reimbursements from related party of $0.9 million due to amounts billed to G&L Senior Care Properties, LLC under the cost sharing agreement discussed above under Recent Developments. The cost sharing agreement calls for the Company to be reimbursed by G&L Senior Care Properties, LLC for approximately 65% of the Company’s general and administrative expenses. During the first half of 2005, the Company billed $0.9 million to G&L Senior Care Properties, LLC pursuant to the cost sharing agreement. In addition, rental revenue increased an additional $0.5 million due to the scheduled rent increases pursuant to the Company’s MOB leases.

Interest and loan fee income increased by $0.4 million, or 100%, from $0.4 million in the first half of 2004 to $0.8 million for the same period in 2005. The main reason for the increase was due to interest earned on two promissory notes from G&L Senior Care Properties, LLC. After the spin-off of the Company’s skilled nursing and assisted living facility assets on November 1, 2004, the Company held two promissory notes issued by G&L Senior Care Properties, LLC, a $2 million short term, unsecured promissory note and a $4 million, long term, secured promissory note, both bearing interest at the rate of 10.75% per annum. The $2 million promissory note was repaid in full on April 1, 2005. A portion of the increase in interest income was also due to interest earned on the Company’s cash on hand which was higher than in the first half of 2004.

Total expenses decreased by $3.8 million, or 18%, from $21.1 million for the first half of 2004, to $17.3 million for the same period in 2005. The decrease was due to a decrease in skilled nursing operation costs of $6.3 million, a decrease in depreciation and amortization expense of $0.8 million, a decrease in interest expense of $0.2 million and a decrease in provisions for doubtful accounts, notes and bonds receivable of $0.9 million. These decreases were offset by an increase in the impairment of assets of $4.1 million and an increase in general and administrative costs of $0.4 million.

Skilled nursing operations decreased by $6.3 million, or 100%, from $6.3 million in the first half of 2004, to $0 for the same period in 2005. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

Depreciation and amortization expense decreased $0.8 million, or 33%, from $2.4 million in the first half of 2004, to $1.6 million for the same period in 2005. This decrease was due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. The Company recorded $0.8 million of depreciation and amortization expense related to its skilled nursing and assisted living facilities in the first half of 2004. After the spin-off, the Company no longer has any ownership in those assets, and thus does not record any depreciation or amortization expense related to those facilities.

Interest expense decreased $0.2 million, or 4%, from $5.4 million for the first half of 2004, to $5.2 million for the same period in 2005. $1.1 million of the decrease in interest expense was due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. This decrease was offset by the $0.8 million of pre-payment fees and the write-off of deferred loan fees incurred in the first half of 2005 relating to the early repayment of a mortgage loan secured by an MOB located in Mission Hills, California. On March 23, 2005, the Company refinanced the existing loan on this MOB, the Holy Cross Medical Plaza, with a new $17.8 million loan from Countrywide Commercial Real Estate Finance, Inc. In connection with the early repayment of the existing loan, the Company paid a prepayment penalty and wrote off loan fees totaling $0.8 million.

Provisions for doubtful accounts, notes and bonds receivable decreased $0.9 million, or 100%, from $0.9 million in the first half of 2004, to $3,000 for the same period in 2005. This decrease is mainly the result of a decrease in reserves associated with the Company’s skilled nursing facility and assisted living facility assets which were spun-off on November 1, 2004.

The Company recorded an impairment loss in the amount of $4.1 million during the first half of 2005 associated with the spin-off of the Company’s management division as of June 30, 2005.

General and administrative costs increased by $0.4 million, or 17%, from $2.3 million in the first half of 2004, to $2.7 million for the same period in 2005. This increase was attributed to an increase in corporate staffing costs as well as additional legal and consulting costs.

Equity in earnings of unconsolidated affiliates increased $0.8 million from the first half of 2004 compared to the same period in 2005. This increase was mainly due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. During the first half of 2004, the Company realized losses totaling $0.2 million related to its investments in unconsolidated entities which owned skilled nursing or assisting living facilities. Subsequent to the spin-off, the Company no longer has any ownership interest in those entities and thus does not recognize and income or loss related to those facilities. In addition, the Company recognized $0.5 million of income related to its investment in G&L Grabel San Pedro, LLC, a joint venture in which the Company owns a 50% interest. On April 7, 2005, the joint venture refinanced the three MOBs that it owns and distributed $2.4 million to the Company. The $2.4 million distribution was $0.5 million in excess of the Company’s basis in the joint venture and was recorded as income.

Total income from discontinued operations increased $7.3 million from $0.5 million for the first half of 2004 to $7.8 million for the same period in 2005. The main reason for this increase was the sale of Coronado Plaza, an office and retail center located in Coronado, California for $18.2 million on March 24, 2005. The Company recognized a gain of $7.7 million in connection with the sale. This gain was offset by a $0.3 million gain from the sale of the Company’s membership interest in a joint venture that owned an ALF located in Tarzana, California in January 2004 as well as a $0.3 million gain from sale of a research and development building located in Irwindale, California in March 2004. In addition, the Company recorded a loss of $0.2 million, in 2004, associated with the June 2004 sale of a 59-bed SNF located in Chico, California.

Comparison of the Three Month Period Ended June 30, 2005 versus the Three Month Period Ended June 30, 2004.

Total revenues decreased by $0.9 million, or 10%, from $8.6 million in the second quarter of 2004, to $7.7 million for the same period in 2005. The decrease was due to a $1.3 million decrease in rental revenue and a $0.3 million decrease in other income offset by a $0.6 million increase in other reimbursements and a $0.2 million increase in interest income.

Rents, tenant reimbursements, reimbursements from related party and parking revenues decreased by $0.7 million, or 9%, from $8.1 million in the second quarter of 2004, to $7.4 million for the same period in 2005. $1.4 million of this decrease in rental revenue was the result of the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. After the spin-off, the Company no longer has any ownership in those assets, and thus does not recognize any rental revenue related to those facilities. This decrease was offset by an increase in reimbursements from related party of $0.6 million due to amounts billed to G&L Senior Care Properties, LLC under the cost sharing agreement discussed above under Recent Developments. The cost sharing agreement calls for the Company to be reimbursed by G&L Senior Care Properties, LLC for approximately 65% of the Company’s general and administrative expenses. During the second quarter of 2005, the Company billed $0.6 million to G&L Senior Care Properties, LLC pursuant to the cost sharing agreement. In addition, rental revenue increased an additional $0.1 million due to the scheduled rent increases pursuant to the Company’s MOB leases.

Interest and loan fee income increased by $0.2 million, or 100%, from $0.2 million in the second quarter of 2004 to $0.4 million for the same period in 2005. The main reason for the increase was due to interest earned on the Company’s long term promissory note from G&L Senior Care Properties, LLC. After the spin-off of the Company’s skilled nursing and assisted living facility assets on November 1, 2004, the Company held two promissory notes issued by G&L Senior Care Properties, LLC, a $2 million short term, unsecured promissory note and a $4 million, long term, secured promissory note, both bearing interest at the rate of

10.75% per annum. The $2 million promissory note was repaid in full on April 1, 2005. A portion of the increase in interest income was also due to interest earned on the Company’s cash on hand which was higher than in the second quarter of 2004.

Total expenses increased by $2.6 million, or 33%, from $8.0 million for the second quarter of 2004, to $10.6 million for the same period in 2005. The increase was due to an increase in the impairment of assets of $4.1 million and an increase in general and administrative costs of $0.4 million. These increases were offset by a decrease in depreciation and amortization expense of $0.4 million, a decrease in interest expense of $0.4 million and a decrease in provisions for doubtful accounts, notes and bonds receivable of $0.9 million.

The Company recorded an impairment loss in the amount of $4.1 million during the second quarter of 2005 associated with the spin-off of the Company’s management division as of June 30, 2005.

Depreciation and amortization expense decreased $0.4 million, or 33%, from $1.2 million in the second quarter of 2004, to $0.8 million for the same period in 2005. This decrease was due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. The Company recorded $0.4 million of depreciation and amortization expense related to its skilled nursing and assisted living facilities in the second quarter of 2004. After the spin-off, the Company no longer has any ownership in those assets, and thus does not record any depreciation or amortization expense related to those facilities.

Interest expense decreased $0.4 million, or 15%, from $2.7 million for the second quarter of 2004, to $2.3 million for the same period in 2005. $0.5 million of the decrease in interest expense was due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. This decrease was offset by a $0.1 million increase in interest expense relating to the refinancing of a mortgage loan secured by an MOB located in Mission Hills, California. On March 23, 2005, the Company refinanced the existing loan on this MOB, the Holy Cross Medical Plaza, with a new $17.8 million loan from Countrywide Commercial Real Estate Finance, Inc.

Provisions for doubtful accounts, notes and bonds receivable decreased $0.9 million, or 100%, from $0.9 million in the second quarter of 2004, to $1,000 for the same period in 2005. This decrease is mainly the result of a decrease in reserves associated with the Company’s skilled nursing facility and assisted living facility assets which were spun-off on November 1, 2004.

General and administrative costs increased by $0.4 million, or 33%, from $1.2 million in the second quarter of 2004, to $1.6 million for the same period in 2005. This increase was attributed to an increase in corporate staffing costs as well as additional legal and consulting costs.

Equity in earnings of unconsolidated affiliates increased $0.6 million from the second quarter of 2004 compared to the same period in 2005. This increase was mainly due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. During the second quarter of 2004, the Company realized losses totaling $0.1 million related to its investments in unconsolidated entities which owned skilled nursing or assisting living facilities. Subsequent to the spin-off, the Company no longer has any ownership interest in those entities and thus does not recognize and income or loss related to those facilities. In addition, the Company recognized $0.5 million of income related to its investment in G&L Grabel San Pedro, LLC, a joint venture in which the Company owns a 50% interest. On April 7, 2005, the joint venture refinanced the three MOBs that it owns and distributed $2.4 million to the Company. The $2.4 million distribution was $0.5 million in excess of the Company’s basis in the joint venture and was recorded as income.

Total income from discontinued operations increased $0.3 million from a loss of $0.3 million for the second quarter of 2004 to a loss of $26,000 for the same period in 2005. The main reason for this increase was the $0.1 million loss on the sale of a 59-bed SNF located in Chico, California in June 2004.

Liquidity and Capital Resources

As of June 30, 2005, the Company had approximately $11.6 million of cash on hand. The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of its MOB properties. The Company’s MOB properties contain approximately 737,000 rentable square feet and, as of June 30, 2005, were approximately 98.4% leased to over 400 tenants with lease terms typically ranging from three to ten years.

The Company’s principal external sources of capital consist of various secured loans and selective asset sales. As of June 30, 2005, the Company had secured loans outstanding of approximately $153.8 million. During 2004, the Company obtained a $3 million secured line of credit that is secured by a first deed of trust on land owned by the Company in Santa Clarita, California. In April 2005, the line of credit was increased to $4 million. As of June 30, 2005, the Company had no outstanding borrowings under the line of credit. The Company has also been selling some of its assets which has provided additional liquidity. During the first half of 2005, the Company received net proceeds of $4.4 million from the sale of an office and retail center located in Coronado, California. The Company has reserved these funds for new acquisitions, future stock dividends and for general corporate purposes. No other property sales are currently in process. The Company’s 2005 asset sales and refinancings are discussed below.

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

The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during the first half of 2005 to holders of record on the first day of each month. On March 31, 2005, the Company distributed $10.0 million to holders of the Company’s Common Stock.

On June 30, 2005, the Company distributed its membership interests in G&L Realty Corp., LLC, a wholly-owned subsidiary of the Company, to its common stockholders. G&L Realty Corp., LLC provides management services to both the Company and G&L Senior Care Properties, LLC. As part of the distribution of G&L Realty Corp., LLC to the Company’s stockholders, the Company entered into a management agreement with G&L Realty Corp., LLC. The management agreement calls for G&L Realty Corp., LLC to continue to provide management services to the Company in exchange for the reimbursement of the costs associated with such services through the end of 2005; thereafter, upon mutually agreed upon terms. These costs represent approximately 35% of the total overhead costs of G&L Realty Corp., LLC. Messrs. Gottlieb and Lebowitz, the Chief Executive Officer and President, respectively, of the Company, are the majority owners of G&L Realty Corp., LLC and have full control over the decision-making of G&L Realty Corp., LLC. Thus, the Company, and especially its CEO and President, will continue to have significant involvement in the management and operations of G&L Realty Corp., LLC.

Prior to the distribution, the Operating Partnership contributed the two notes receivable due from Messrs. Gottlieb and Lebowitz totaling $5.1 million to G&L Realty Corp., LLC, along with its $1 million investment in Paradigm and its $2.7 million investment in a newly-formed joint venture that acquired a vacant parcel of land in Dublin, California to G&L Realty Corp., LLC. These assets were distributed to the Company’s common stockholders as part of the distribution of G&L Realty Corp., LLC on June 30. In connection with the distribution, the Company obtained an independent appraisal of the fair market value of G&L Realty Corp., LLC as an independent company. The appraisal valued G&L Realty Corp., LCC at $4.3 million, as compared to a carrying value of $8.4 million. The excess of the carrying value of the net assets over the fair value in the amount of $4.1 million was recognized as an impairment loss on the Company’s financial statements.

In connection with the Company’s $2.7 million investment in the newly-formed joint venture discussed above, the Company made a $3 million first mortgage to the joint venture. The first mortgage calls for quarterly interest only payments at 9% per annum and is due on May 30, 2008. The first mortgage was not contributed to G&L Realty Corp., LLC or distributed to the Company’s common stockholders and remains an asset of the Company.

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

Sources and Uses of Funds

The Company’s net cash provided by operating activities decreased $1.8 million from $6.9 million for the six months ended June 30, 2004 to $5.1 million for the same period in 2005. The decrease is due to a decrease in depreciation and amortization of $1.2 million, an increase in net gains from sale of discontinued operations of $7.3 million, a $1.7 million increase in the change in tenant rent and reimbursements receivable and a $0.9 million decrease in provisions for doubtful accounts, notes and bonds receivable. These decreases were offset by a $4.1 million increase in net income, a $4.1 million increase in the impairment of assets and a $0.7 million decrease in prepaid expenses and other assets.

Net cash from investing activities increased $1.2 million from a cash use of $0.9 million for the six months ended June 30, 2004 to cash provided of $0.3 million for the same period in 2005. The increase was due to a $2.1 million increase in principal payments received from notes and bonds receivable, a $2 million increase in distributions from investments in unconsolidated affiliates, a $7.7 million decrease in purchases of real estate assets and a $0.9 million decrease in construction in progress costs. These increases were offset by a $6 million decrease in sales of real estate assets, a $2.2 million increase in investments in notes and bonds receivable, a $0.5 million increase in additions to rental properties and a $2.5 million increase in pre-acquisition costs.

Net cash flows used in financing activities increased by approximately $0.7 million from $3.6 million for the six months ended June 30, 2004, to $4.3 million for the same period in 2005. The increase was due to a $9.7 million increase in distributions to stockholders and a $0.9 million increase in the repayment of notes payable offset by a $10.2 million increase in notes payable proceeds.

Off- Balance Sheet Arrangements

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

As of June 30, 2005, the Company had investments in two unconsolidated joint ventures. All of the unconsolidated joint ventures were formed for the purpose of acquiring and owning real estate assets. Per the terms of the joint venture agreements, the Company could be required to advance additional funds to these joint ventures if the operating activities of the joint ventures are insufficient to satisfy the obligations of the joint ventures. Any additional funds advanced to the joint ventures are treated as additional equity contributions and are recorded as an investment in unconsolidated affiliates on the Company’s balance sheet.

Contractual Obligations

On March 23, 2005, the Company refinanced the Holy Cross Medical Plaza with a new $17.8 million loan from Countrywide Commercial Real Estate Finance, Inc. The new loan is for ten years but is interest only for two years and bears interest at a fixed rate of 5.71% per annum. On March 24, 2005, the Company sold the Coronado Plaza for $18.2 million. The buyer assumed the existing mortgage loan of $13.6 million relieving the Company of any future obligations under this obligation. There were no other material changes in the first half of 2005 compared to the Company’s contractual obligations as of December 31, 2004. As of June 30, 2005, the Company had the following contractual obligations outstanding:

	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Obligations:
Fixed rate mortgage debt:
Interest	$4,525	$8,746	$8,614	$8,482	$8,126	$19,277	$57,770
Principal	1,025	2,162	2,449	2,637	9,980	135,566	153,819

	$5,550	$10,908	$11,063	$11,119	$18,106	$154,843	$211,589

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

The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company’s 2004 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and six month periods ended June 30, 2005 and 2004.

G&L REALTY CORP.

FUNDS FROM OPERATIONS AND ADDITIONAL DATA

(Unaudited)

	Three Month Period Ended June 30,		Six Month Period Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Funds from Operations(1)
Net (loss) income	$(2,498)	$61	$6,181	$1,628
Depreciation of real estate assets	727	1,338	1,457	2,328
Amortization of deferred lease costs	33	36	67	84
Impairment of assets	4,094	—	4,094	—
Loss (gain) from sale of discontinued operations	—	147	(7,712)	(439)
Depreciation from unconsolidated affiliates	20	111	61	222
Adjustment for minority interest in consolidated affiliates	(23)	(23)	(46)	(48)
Dividends on preferred stock	(1,669)	(1,790)	(3,339)	(3,581)

Funds from (used in) Operations(1)	$684	$(120)	$763	$194

Additional Data
Cash flows:
Operating activities	$3,909	$4,781	$5,073	$6,886
Investing activities	(2,811)	(8,505)	319	(916)
Financing activities	(2,475)	2,124	(4,262)	(3,571)
Capital expenditures
Building improvements	$283	$21	$378	$219
Tenant improvements	362	115	569	191
Furniture, fixtures & equipment	12	15	17	97
Leasing commissions	11	18	29	41
Depreciation and amortization
Depreciation of real estate assets	$727	$1,338	$1,457	$2,328
Depreciation of non-real estate assets	14	177	26	343
Amortization of deferred lease costs	33	36	67	84
Amortization of deferred licensing costs	—	23	—	36
Amortization of capitalized financing costs	57	93	120	181

Accrued rent in excess of billed rent	$(47)	$(40)	$(54)	$(98)

1)	FFO represents net income (computed in accordance with GAAP, consistently applied), excluding extraordinary items and gains (or losses) from sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company’s operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of June 30, 2005 and December 31, 2004, the Company had no floating rate debt outstanding. The tables below provide information as of June 30, 2005 and December 31, 2004 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of June 30, 2005 and December 31, 2004.

	JUNE 30, 2005 PRINCIPAL MATURING IN:							Fair Market Value June 30, 2005
	2005	2006	2007	2008	2009	Thereafter	Total
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$1,025	$2,162	$2,449	$2,637	$9,980	$135,566	$153,819	$150,273
Average interest rate	5.69%	5.69%	5.69%	5.69%	5.66%	5.62%	5.68%

	$1,025	$2,162	$2,449	$2,637	$9,980	$135,566	$153,819	$150,273

	DECEMBER 31, 2004 PRINCIPAL MATURING IN:							Fair Market Value December 31, 2004
	2005	2006	2007	2008	2009	Thereafter	Total
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,237	$2,373	$2,518	$8,889	$9,742	$131,931	$157,690	$162,755
Average interest rate	5.71%	5.71%	5.71%	5.63%	5.63%	5.57%	5.67%

	$2,237	$2,373	$2,518	$8,889	$9,742	$131,931	$157,690	$162,755

Item 4.	CONTROLS AND PROCEDURES

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Submission of Matters to a Vote of Security Holders.

None.

Item 5	Other Information.

None.

Item 6	Exhibits

(a) Exhibits

Exhibit No.	Note	Description

2.1	(8)	The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp.

2.2	(9)	Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated September 28, 2001.

2.3	(9)	Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated October 26, 2001.

2.4	(12)	Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

3.1.1	(1)	Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.1.2	(4)	Articles Supplementary of G&L Realty Corp. Series A Preferred Stock

3.1.3	(5)	Articles Supplementary of G&L Realty Corp. Series B Preferred Stock

3.1.4	(14)	Articles Supplementary of G&L Realty Corp. Series C Preferred Stock

3.1.5	(14)	Articles Supplementary of G&L Realty Corp. Series D Preferred Stock

3.2	(3)	Amended and Restated Bylaws of G&L Realty Corp.

10.1	(15)	Executive Employment Agreement between G&L Realty Corp., LLC and Daniel M. Gottlieb

10.2	(15)	Executive Employment Agreement between G&L Realty Corp., LLC and Steven D. Lebowitz

10.3	(2)	Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.3.2	(11)	Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

10.5	(1)	Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.9.2	(1)	Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

10.11	(1)	Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

10.77	(6)	Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

10.78	(6)	Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers Corp. as Tenant dated December 1, 1998.

10.79	(6)	Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively “Guarantor”) in favor of G&L Coronado, LLC (“Landlord”).

10.81	(7)	Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender.

10.82	(11)	Credit Agreement among G&L Realty Partnership, L.P., G&L Partnership, LLC, the Several Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001

10.83	(11)	Guarantee and Collateral Agreement made by Daniel M. Gottlieb, Steven D. Lebowitz, G&L Realty Corp. and G&L Realty Partnership, L.P. in favor of GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001.

10.84	(13)	Management and Cost Sharing Agreement, dated as of October 29, 2004 by and among G&L Realty Corp., G&L Senior Care Properties, LLC and G&L Realty Corp., LLC

10.85	(13)	Pledge and Security Agreement, dated as of October 29, 2004 by and between G&L Realty Partnership, L.P. and G&L Senior Care Properties, LLC

10.86	(13)	Secured Promissory Note, dated as of November 1, 2004, by G&L Senior Care Properties, LLC in favor of G&L Realty Partnership, L.P.

10.87	(13)	Unsecured Promissory Note, dated as of November 1, 2004 by G&L Senior Care Properties, LLC in favor of G&L Realty Partnership, L.P.

21		List of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to 18 U.S.C. Section 1350

32.2		Certification Pursuant to 18 U.S.C. Section 1350

1)	Previously filed as an exhibit of like number to the Registrant’s Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.

2)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

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

8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.

9)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.

10)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.

11)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.

12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.

13)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 4, 2004) and incorporated herein by reference.

14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 15, 2004) for the quarter ended September 30, 2004 and incorporated herein by reference.

15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May 16, 2005) for the quarter ended March 31, 2005 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G&L REALTY CORP.

Date: August 15, 2005	By:	/s/ David E. Hamer
David E. Hamer Chief Accounting Officer