Form 10-Q
period 2005-09-30
G&L REALTY CORP
filed 2005-11-14
CIK 912240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No ☒

As of November 14, 2005, 710,199 shares of common stock of G&L Realty Corp. were outstanding.

G&L REALTY CORP.

G&L REALTY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Rental properties (Note 3):
Land	$18,012	$18,012
Buildings and improvements, net (Note 3)	67,051	67,796
Projects under development	387	288

Total rental properties	85,450	86,096
Assets held for sale (Note 3)	—	10,410
Cash and cash equivalents	9,772	10,508
Restricted cash	3,004	2,177
Tenant rent, reimbursements and other receivables, net	635	625
Unbilled rent receivable, net	2,326	2,472
Mortgage loans, bonds and notes receivable, net	1,352	1,161
Notes receivable from related parties (Note 9)	7,883	6,497
Investments in unconsolidated affiliates (Note 6)	—	2,461
Deferred charges and other assets, net (Note 4)	3,002	3,315

TOTAL ASSETS	$113,424	$125,722

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Notes payable	$153,320	$144,140
Liabilities of assets held for sale (Note 3)	—	13,629
Accounts payable and other liabilities	1,665	3,018
Tenant security deposits	1,488	1,460

Total liabilities	156,473	162,247
Minority interest in consolidated affiliates	(1,426)	(1,381)
Minority interest in Operating Partnership	—	—
Commitments and contingencies (Note 8)	—	—

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 5):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share, aggregate liquidation preference of $67,047,825
• Series A Preferred - 1,404,203 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	14	14
• Series B Preferred - 1,277,710 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	13	13
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	7	7
Additional paid-in capital	36,388	36,388
Distributions in excess of net income	(78,045)	(66,452)
Notes receivable from stockholders	—	(5,114)

Total stockholders’ deficit	(41,618)	(35,144)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$113,424	$125,722

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
REVENUES:
Rent	$5,656	$7,838	$16,575	$20,316
Patient revenues (Note 7)	—	—	—	6,736
Tenant reimbursements	869	860	2,529	2,551
Reimbursements from related party (Note 9)	—	—	949	—
Parking	440	451	1,369	1,301
Interest and loan fees	370	121	1,147	526
Other income	93	328	163	783

Total revenues	7,428	9,598	22,732	32,213

EXPENSES:
Property operations	2,068	2,108	5,769	5,886
Skilled nursing operations	—	—	—	6,287
Depreciation and amortization	774	1,204	2,324	3,619
Provision for doubtful accounts, notes and bonds receivable	12	341	15	1,252
Interest	2,244	2,798	7,493	8,208
General and administrative	630	1,448	3,298	3,704
Impairment of assets (Note 9)	—	—	4,094	—

Total expenses	5,728	7,899	22,993	28,956

Income (loss) from operations before minority interests and equity in earnings of unconsolidated affiliates and discontinued operations	1,700	1,699	(261)	3,257
Equity in earnings of unconsolidated affiliates (Note 6)	—	189	591	26
Minority interest in consolidated affiliates	(126)	(162)	(392)	(423)

Income (loss) from operations before discontinued operations	1,574	1,726	(62)	2,860
Discontinued operations:
Net income from operations of discontinued operations	—	142	105	197
Gain from sale of discontinued operations	—	2,097	7,712	2,536

Total income from discontinued operations	—	2,239	7,817	2,733

Net income	1,574	3,965	7,755	5,593
Dividends on preferred stock	(1,670)	(1,790)	(5,009)	(5,371)

Net (loss) income available to common stockholders	$(96)	$2,175	$2,746	$222

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Month Period Ended September 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,755	$5,593
Adjustments to reconcile net income to net cash provided by Operating activities:
Depreciation and amortization	2,326	4,059
Amortization of deferred loan costs	177	271
Net gain from sale of discontinued operations	(7,712)	(2,536)
Impairment of assets	4,094	—
Write-off of deferred loan costs	39	—
Minority interests	392	423
Equity in earnings of unconsolidated affiliates	(591)	(26)
Distributions from operations of investments in unconsolidated affiliates	25	—
Provision for doubtful accounts, notes and bonds receivable	15	1,252
Unbilled rent receivable, net	146	114
(Increase) decrease in:
Tenant rent and reimbursements receivable	(179)	1,672
Prepaid expense and other assets	471	(410)
Accrued interest and loan fees receivable	(22)	(285)
Increase (decrease) in:
Accounts payable and other liabilities	(583)	(865)
Tenant security deposits	30	67

Net cash provided by operating activities	6,383	9,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets	4,535	13,808
Purchase of real estate assets	—	(7,661)
Additions to rental properties	(1,484)	(2,017)
Deferred charges	(2,729)	(199)
Construction in progress	(127)	(655)
Increase in restricted cash	(871)	(929)
Leasing commissions	(42)	(69)
Investments in notes and bonds receivable	(3,799)	(1,442)
Contributions to unconsolidated affiliates	(505)	(742)
Distributions from investments in unconsolidated affiliates	2,475	—
Principal payments received from notes and bonds receivable	2,298	—

Net cash (used in) provided by investing activities	(249)	94

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	17,800	7,600
Repayment of notes payable	(8,620)	(9,070)
Payment of deferred loan costs	(401)	(366)
(Distributions to) contributions from minority interests	(437)	164
Distributions to stockholders	(15,212)	(8,740)

Net cash used in financing activities	(6,870)	(10,412)

Continued…

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Month Period Ended September 30,
	2005	2004
	(Unaudited)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(736)	(989)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,508	11,950

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,772	$10,961

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$6,643	$8,584

Cash paid during the period for mortgage loan prepayment penalties	$766	$—

NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of notes payable by buyer upon sale of real estate assets	$13,550	$8,687

Distribution of G&L Realty Corp., LLC
Cash	$203
Tenant rent, reimbursements and other receivables, net	170
Investments in unconsolidated affiliates	994
Mortgage loans, bonds and notes receivable, net	(54)
Deferred charges and other assets, net	2,765
Accounts payable and other liabilities	(759)
Notes receivable from stockholders	5,114
Distributions in excess of net income	(4,094)

Total	$4,339

Distribution of G&L Realty Corp., LLC
Distributions	$4,339

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

G&L Valencia, LLC, a California limited liability company (“Valencia”)

G&L Tustin, LLC, a California limited liability company (“Tustin”)

G&L Holy Cross, LLC, a California limited liability company (“Holy Cross”)

G&L Lyons, LLC, a California limited liability company (“Lyons”)

G&L Coronado (1998), LLC, a California limited liability company (“Coronado”) (until March 24, 2005)

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

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

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

G&L Grabel San Pedro, LLC (“San Pedro”)

Lakeview Associates, LLC (“Lakeview”) (until September 30, 2004)

Paradigm Housing, LLC (“Paradigm”) (until June 30, 2005)

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

Incident to the spin-off, the Company converted G&L St. Thomas More and St. Thomas More into limited liability companies and formed G&L Senior Care Properties, LLC. The spin off consisted of the Company’s membership interests in G&L Senior Care Properties, LLC which holds the membership interests in Maryland Gardens, Hampden, Hoquiam, G&L St. Thomas More, St. Thomas More, Winter Gardens, Chestnut, Mary Lyon, Palm Valley, Penasquitos, Radius and Encanto and in the subsidiaries that served as the managing members of Maryland Gardens and Hampden. Following the spin-off, G&L Senior Care Properties, LLC is now owned and managed primarily by Daniel Gottlieb and Steven Lebowitz, the CEO and President, respectively, of the Company. Due to the substantial management overlap between the Company and G&L Senior Care Properties, LLC, the two companies had entered into a cost sharing agreement to allocate to G&L Senior Care Properties, LLC each year the

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

general and administrative costs incurred by the Company on behalf of G&L Senior Care Properties, LLC. Under this agreement, the Company, through June 30, 2005, had a significant continuing involvement in the management and operations of G&L Senior Care Properties, LLC. Both the Company and G&L Senior Care Properties, LLC share the same offices, accounting and administrative personnel and key decision makers. Management estimates that, through the date of the spin off of G&L Realty Corp., LLC on June 30, 2005 as discussed in Note 9, the skilled nursing facility and the assisted care living facility assets now owned by G&L Senior Care Properties, LLC, accounted for approximately 65% of the general and administrative costs of the Company. Following the distribution to the Company’s stockholders on June 30, 2005, of the management company through which these services were provided, there remains significant continuing involvement due to the commonality of ownership of the Company, G&L Senior Care Properties, LLC and G&L Realty Corp., LLC.

Upon the spin-off of G&L Senior Care Properties, LLC, the Company held two promissory notes issued by G&L Senior Care Properties, LLC, a short term promissory note in the amount of $2 million and a long term promissory note in the amount of $4 million, each bearing interest at the rate of 10.75% per annum. The short term promissory note had a term of six months, interest only payable monthly, and was unsecured. This note was repaid in full by G&L Senior Care Properties, LLC on April 1, 2005. The long term promissory note has a term of 12 years, provides for flat monthly payments of interest and principal on a 25 year amortization basis, with a balloon payment of $3.3 million at the end of the term, and is secured by the interests of G&L Senior Care Properties, LLC in the various special purpose entities through which it holds its interest in its skilled nursing facility and assisted care living facility assets. As of September 30, 2005, the unpaid balance on this note was $3.97 million. The Company will continue to be a creditor of G&L Senior Care Properties, LLC for some time.

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

The information presented as of and for the nine-month periods ended September 30, 2005 and 2004 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results that might be expected for the full fiscal year.

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

Recent accounting pronouncements - In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments” (SFAS No. 123(R)) which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The Company does not grant any share-based payments to its employees and thus this Statement will not have any impact on our financial statements.

3.	BUILDINGS AND IMPROVEMENTS

Buildings and improvements consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Buildings and improvements	$90,426	$89,790
Tenant improvements	12,414	11,639
Furniture, fixtures and equipment	1,084	1,022

	103,924	102,451
Less accumulated depreciation and amortization	(36,873)	(34,655)

Total	$67,051	$67,796

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
(In thousands)
ASSETS:
Rental properties:
Land	$809
Buildings and improvements, net	8,203
Projects under development	71

Total rental properties	9,083
Restricted cash	904
Tenant rent and reimbursements receivable, net	116
Unbilled rent receivable, net	43
Deferred charges and other assets, net	264

Total assets held for sale	$10,410

LIABILITIES:
Notes payable	$13,550
Accounts payable and other liabilities	79

Total liabilities of assets held for sale	$13,629

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

4.	DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Deferred loan costs	$2,294	$2,024
Leasing commissions	1,587	1,552
Prepaid expense and other assets	967	1,401

	4,848	4,977
Less accumulated amortization	(1,846)	(1,662)

Total	$3,002	$3,315

5.	STOCKHOLDERS’ EQUITY

Distributions in excess of net income— The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders’ equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the nine months ended September 30, 2005 and for the year ended December 31, 2004:

	September 30, 2005	December 31, 2004
	(in thousands)
Distributions in excess of net income at beginning of period	$(66,452)	$(50,042)
Net income (loss) during period	7,755	(1,217)
Less: Distributions declared	(19,348)	(15,193)

Distributions in excess of net income (loss)	$(78,045)	$(66,452)

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has investments in various unconsolidated affiliates as described in Note 1. The following table provides a summary of the Company’s investment in each of these entities for the nine months ended September 30, 2005. (In thousands).

	San Pedro	Paradigm	Total
Balance at beginning of period	$783	$550	$1,333
Equity in earnings of affiliates	541	50	591
Non-cash distributions	—	(994)	(994)
Cash contributions	—	431	431
Cash distributions	(2,463)	(37)	(2,500)

Balance at end of period, before intercompany adjustments	(1,139)	—	(1,139)

Intercompany adjustments:
Receivable, net	1,139	—	1,139

Investment in unconsolidated affiliates	$—	$—	$—

The Company’s investment in Paradigm was distributed to its common stockholders on June 30, 2005 as part of the distribution of G&L Realty Corp., LLC.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the nine months ended September 30, 2005. (In thousands).

	San Pedro	Paradigm	Total
Financial Position:
Land	$2,017	$—	$2,767
Buildings	4,529	—	4,529
Other assets	475	—	713
Notes payable	(7,700)	—	(8,640)
Other liabilities	(201)	—	(249)

Net assets	$(880)	$—	$(880)

Partner’s equity:
Company	$(1,139)	$—	$(1,139)
Others	259	—	259

Total equity	$(880)	$—	$(880)

Operations:
Revenues	$939	$843	$1,782
Expenses	(1,318)	(543)	(1,861)

Net (loss) income	$(379)	$300	$(79)

Allocation of net (loss) income:
Company	$541	$50	$591
Others	(920)	250	(670)

Net (loss) income	$(379)	$300	$(79)

The Company’s investment in Paradigm was distributed to its common stockholders on June 30, 2005 as part of the distribution of G&L Realty Corp., LLC.

G&L REALTY CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	SEGMENT INFORMATION

Prior to November 1, 2004, the Company’s business consisted of the following segments:

•	Medical office buildings – These investments consist of 21 high quality MOBs, an office and retail facility (which was sold on March 24, 2005) and one parking facility totaling approximately 785,000 rentable square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

•	Skilled nursing facilities – These investments consisted of eight SNFs and one apartment complex. The Company previously held the operating license in three of the eight SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, from March 15, 2000 through March 31, 2004, all of the assets, liabilities, revenues and expenses of these SNFs were reflected in the condensed consolidated financial statements of the Company and the segment information provided below. In February 2004, the manager of these facilities received approval from the Massachusetts Department of Health to obtain the operating licenses for the three facilities from the Company. The manager subsequently entered into lease agreements with the Company for these facilities effective on the date of the license transfers which occurred on April 1, 2004. Subsequent to the transfer of the licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

•	Assisted living facilities – These investments consisted of two ALFs owned through joint ventures. The two ALFs contain 172 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. On September 30, 2004, the ALF owned by Lakeview was sold for $10.6 million.

•	Debt obligations – These investments initially consisted of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. As of September 30, 2005, the Company had seven loans outstanding with a net book value of $1.4 million, excluding notes receivable from related parties as discussed in footnote 9.

After the spin-off of the SNF and ALF assets on November 1, 2004, the Company has one reportable segment – MOBs.

The table on the following page reconciles the Company’s income and expense activity for the nine months ended September 30, 2004.

2004 Reconciliation of Reportable Segment Information

For the nine months ended September 30, 2004

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimb. and parking	$19,872	$4,296	$—	$—	$—	$24,168
Patient revenues	—	6,736	—	—	—	6,736
Interest and loan fees	22	88	—	326	90	526
Other income	178	11	—	—	594	783

Total revenues	20,072	11,131	—	326	684	32,213

Expenses:
Property operations	5,536	339	—	11	—	5,886
Skilled nursing operations	—	6,287	—	—	—	6,287
Depreciation and amortization	2,408	1,199	—	—	12	3,619
Provision for doubtful accounts and notes receivable	90	881	—	281	—	1,252
Interest	6,533	1,675	—	—	—	8,208
General and administrative	—	—	—	—	3,704	3,704

Total expenses	14,567	10,381	—	292	3,716	28,956

Income (loss) from operations	5,505	750	—	34	(3,032)	3,257
Equity in earnings (loss) of unconsolidated affiliates	33	84	(91)	—	—	26
Net income (loss) from operations of discontinued operations	239	(12)	(30)	—	—	197
Gain (loss) from sale of discontinued operations	2,430	(147)	253	—	—	2,536

Income (loss) from operations before minority interests	$8,207	$675	$132	$34	$(3,032)	$6,016

8.	COMMITMENTS AND CONTINGENCIES

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

On June 30, 2005, the Company distributed its membership interests in G&L Realty Corp., LLC, a wholly-owned subsidiary of the Company, to its common stockholders. G&L Realty Corp., LLC provides management services to both the Company and G&L Senior Care Properties, LLC. As part of the distribution of G&L Realty Corp., LLC to the Company’s stockholders, the Company entered into a management agreement with G&L Realty Corp., LLC. The management agreement calls for G&L Realty Corp., LLC to continue to provide management services to the Company in exchange for the reimbursement of the costs associated with such services through the end of 2005; and thereafter, upon mutually agreed upon terms. These costs currently represent approximately 35% of the total overhead costs of G&L Realty Corp., LLC. Messrs. Gottlieb and Lebowitz, the Chief Executive Officer and President, respectively, of the Company, are the majority owners of G&L Realty Corp., LLC and have full control over the decision-making of G&L Realty Corp., LLC. Thus, the controlling stockholders of the Company will continue to have significant involvement in the management and operations of G&L Realty Corp., LLC.

Prior to the distribution, the Operating Partnership contributed the two notes receivable due from Messrs. Gottlieb and Lebowitz totaling $5.1 million to G&L Realty Corp., LLC, along with its $1 million investment in Paradigm and its $2.7 million investment in Triad Dublin Gateway, L.P. (“Triad”), a newly-formed joint venture that acquired a vacant parcel of land in Dublin, California, to G&L Realty Corp., LLC. These assets were distributed to the Company’s common stockholders as part of the distribution of G&L Realty Corp., LLC on June 30, 2005. In connection with the distribution, the Company obtained an independent appraisal of the fair market value of G&L Realty Corp., LLC. The appraisal valued G&L Realty Corp., LLC at $4.3 million, as compared to a carrying value of $8.4 million. The excess of the carrying value of the net assets over the fair value in the amount of $4.1 million was recognized as an impairment loss on the Company’s financial statements.

In connection with the Company’s $2.7 million investment in Triad discussed above, the Company made a $3 million first mortgage loan to the joint venture. The first mortgage calls for quarterly interest only payments at 9% per annum and is due on May 30, 2008. In the third quarter of 2005, the Company loaned $0.4 million to the joint venture under a second mortgage with a total availability of $2.2 million. The second mortgage calls for quarterly interest only payments at 9% per annum and is due on

March 31, 2006. The first and second mortgages were not contributed to G&L Realty Corp., LLC or distributed to the Company’s common stockholders and remain an asset of the Company. Both mortgages are included under notes receivable from related parties on the balance sheet as of September 30, 2005.

During the first two quarters of 2005, general and administrative costs totaling $949,367 were billed to G&L Senior Care Properties, LLC pursuant to the cost sharing agreement between the two companies discussed in Footnote 1 above, which is included in reimbursements from related party. Subsequent to the distribution on June 30, 2005, G&L Realty Corp., LLC now bills the Company and G&L Senior Care Properties, LLC for general and administrative expenses in the same ratio as was previously allocated between the two companies. During the third quarter of 2005, general and administrative costs totaling $224,096 were billed to the Company by G&L Realty Corp., LLC. As of September 30, 2005, the Company owed G&L Realty Corp., LLC $74,800 related to these allocated general and administrative costs. This amount is recorded under accounts payable and other liabilities on the balance sheet as of September 30, 2005 and was paid by the Company to G&L Realty Corp., LLC in October 2005.

During the first three quarters of 2005, the Company paid S. Craig Tompkins, a member of the Board of Directors, $85,300 for services provided as Chairman of the Company’s Strategic Planning Committee. These fees were in addition to the regular fees paid to the members of the Board of Directors.

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

On April 7, 2005, San Pedro, a joint venture in which the Company owns a 50% interest, refinanced three MOBs with a new $7.7 million loan from Countrywide Commercial Real Estate Finance, Inc. The Company received net proceeds of $2.4 million from San Pedro after San Pedro repaid the existing $4.6 million mortgage loan, prepayment penalties and closing costs. The new loan is for ten years but is interest only for two years and bears interest at a fixed rate of 5.64% per annum. The $2.4 million distribution was $0.5 million in excess of the Company’s basis in its investment in San Pedro. Because the Company has no obligation to return these monies to San Pedro, the Company has recognized the $0.5 million distribution in excess of investment as income and recorded this income as equity in earnings of unconsolidated affiliates in its consolidated statement of operations.

11.	SUBSEQUENT EVENTS

On October 14, 2005, the Company refinanced its two properties located in Tustin, California with a new $13.5 million loan from Countrywide Commercial Real Estate Finance, Inc. The Company received proceeds of $5.3 million from the refinancing after repayment of the existing $6.9 million mortgage loan, prepayment penalties and closing costs. The new loan bears interest at a fixed rate of 5.29% and is due on October 8, 2015.

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

Upon the spin-off, the Company held two promissory notes issued by G&L Senior Care Properties, LLC, a short term promissory note in the amount of $2 million and a long term promissory note in the amount of $4 million, each bearing interest at the rate of 10.75% per annum. The short term promissory note had a term of six months, interest only payable monthly, and was unsecured. This note was paid in full on April 1, 2005. The long term promissory note has a term of 12 years, provides for flat monthly payments of interest and principal on a 25 year amortization basis, with a balloon payment of $3.3 million at the end of the term, and is secured by the interests of G&L Senior Care Properties, LLC in the various special purpose entities through which it holds its interest in its skilled nursing facility and assisted care living facility assets. As of

September 30, 2005, the unpaid balance on this note was $3.97 million. The Company will continue to be a creditor of G&L Senior Care Properties, LLC for some time.

On June 30, 2005, the Company distributed its membership interests in G&L Realty Corp., LLC, a wholly-owned subsidiary of the Company, to its common stockholders. G&L Realty Corp., LLC provides management services to both the Company and G&L Senior Care Properties, LLC. As part of the distribution of G&L Realty Corp., LLC to the Company’s stockholders, the Company entered into a management agreement with G&L Realty Corp., LLC. The management agreement calls for G&L Realty Corp., LLC to continue to provide management services to the Company in exchange for the reimbursement of the costs associated with such services through the end of 2005; and thereafter, upon mutually agreed upon terms. These costs currently represent approximately 35% of the total overhead costs of G&L Realty Corp., LLC. Messrs. Gottlieb and Lebowitz, the Chief Executive Officer and President, respectively, of the Company, are the majority owners of G&L Realty Corp., LLC and have full control over the decision-making of G&L Realty Corp., LLC. Thus, the controlling stockholders of the Company will continue to have significant involvement in the management and operations of G&L Realty Corp., LLC.

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

Long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. The Company recorded an impairment loss of $4.1 million in the first three quarters of 2005 and an impairment loss of $8.1 million in 2004.

Results of Operations

Comparison of the Nine Month Period Ended September 30, 2005 versus the Nine Month Period Ended September 30, 2004.

Total revenues decreased by $9.5 million, or 30%, from $32.2 million in the first three quarters of 2004, to $22.7 million for the same period in 2005. The decrease was due to a $6.7 million decrease in patient revenues, a $3.7 million decrease in rental revenue and a $0.6 million decrease in other income. These decreases were offset by a $0.9 million increase in other reimbursements and a $0.6 million increase in interest income.

Patient revenues decreased by $6.7 million, or 100%, from $6.7 million in the first three quarters of 2004, to $0 for the same period in 2005. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements. As of April 1, 2004 and through the date of the spin-off on November 1, 2004, the Company recorded rental income per the terms of the leases it entered into with the new owners of the operating licenses. The Company’s other skilled nursing and assisted living facilities had triple net leases in place prior to April 1, 2004.

Rents, tenant reimbursements, reimbursements from related party and parking revenues decreased by $2.8 million, or 12%, from $24.2 million in the first three quarters of 2004, to $21.4 million for the same period in 2005. There was a $4.3 million decrease as a result of the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. After the spin-off, the Company no longer has any ownership in those assets, and thus does not recognize any rental revenue related to those facilities. This decrease was offset by an increase in reimbursements from related party of $0.9 million due to amounts billed to G&L Senior Care Properties, LLC under the cost sharing agreement discussed above under Recent Developments. The cost sharing agreement called for the Company to be reimbursed by G&L Senior Care Properties, LLC for approximately 65% of the Company’s general and administrative expenses. During the first two quarters of 2005, the Company billed $0.9 million to G&L Senior Care Properties, LLC pursuant to the cost sharing agreement. On June 30, 2005, the Company distributed its membership interests in G&L Realty Corp., LLC, a wholly-owned subsidiary of the Company, to its common stockholders. G&L Realty Corp., LLC provides management services to both the Company and G&L Senior Care Properties, LLC. As a result, the Company entered into a management agreement with G&L Realty Corp., LLC whereby G&L Realty Corp., LLC will continue to provide management services to the Company in exchange for the reimbursement of the costs associated with such services through the end of 2005; and thereafter, upon mutually agreed upon terms. In addition, rental revenue increased an additional $0.7 million due to the non-fixed rent increases pursuant to the Company’s MOB leases.

Interest and loan fee income increased by $0.6 million, or 120%, from $0.5 million in the first three quarters of 2004 to $1.1 million for the same period in 2005. The main reason for the increase was due to interest earned on two promissory notes from G&L Senior Care Properties, LLC. After the spin-off of the Company’s skilled nursing and assisted living facility assets on November 1, 2004, the Company held two promissory notes issued by G&L Senior Care Properties, LLC, a $2 million short term, unsecured promissory note and a $4 million, long term, secured promissory note, both bearing interest at the rate of 10.75% per annum. The $2 million promissory note was repaid in full on April 1, 2005. In addition, $0.2 million of the increase in interest income was due to interest earned on the Company’s cash on hand which was higher than in the first three quarters of 2004.

Total expenses decreased by $6.0 million, or 21%, from $29.0 million for the first three quarters of 2004, to $23.0 million for the same period in 2005. The decrease was due to a decrease in skilled nursing operation costs of $6.3 million, a decrease in depreciation and amortization expense of $1.3 million, a decrease in interest expense of $0.7 million, a decrease in provisions for doubtful accounts, notes and bonds receivable of $1.2 million and a decrease in general and administrative costs of $0.4 million. These decreases were offset by an increase in the impairment of assets of $4.1 million.

Skilled nursing operations decreased by $6.3 million, or 100%, from $6.3 million in the first three quarters of 2004, to $0 for the same period in 2005. On April 1, 2004, the licenses to operate the three SNFs owned by the Company in Hampden, Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

Depreciation and amortization expense decreased $1.3 million, or 36%, from $3.6 million in the first three quarters of 2004, to $2.3 million for the same period in 2005. This decrease was due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. The Company recorded $1.2 million of depreciation and amortization expense related to its skilled nursing and assisted living facilities in the first three quarters of 2004. After the spin-off, the Company no longer has any ownership in those assets, and thus does not record any depreciation or amortization expense related to those facilities.

Interest expense decreased $0.7 million, or 9%, from $8.2 million for the first three quarters of 2004, to $7.5 million for the same period in 2005. $1.7 million of the decrease in interest expense was due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. This decrease was offset by the $0.8 million of pre-payment fees and the write-off of deferred loan fees incurred in March 2005 relating to the early repayment of a mortgage loan secured by an MOB located in Mission Hills, California. On March 23, 2005, the Company refinanced the existing loan on this MOB, the Holy Cross Medical Plaza, with a new $17.8 million loan from Countrywide Commercial Real Estate Finance, Inc. In connection with the early repayment of the existing loan, the Company paid a prepayment penalty and wrote off loan fees totaling $0.8 million.

Provisions for doubtful accounts, notes and bonds receivable decreased $1.3 million, or 100%, from the first three quarters of 2004, compared to the same period in 2005. This decrease is mainly the result of a decrease in reserves associated with the Company’s skilled nursing facility and assisted living facility assets which were spun-off on November 1, 2004.

The Company recorded an impairment loss in the amount of $4.1 million during the first three quarters of 2005 associated with the distribution of the Company’s management division to its common stockholders as of June 30, 2005.

General and administrative costs decreased by $0.4 million, or 11%, from $3.7 million in the first three quarters of 2004, to $3.3 million for the same period in 2005. This decrease was attributed to the June 30, 2005 distribution of the Company’s interest in G&L Realty Corp., LLC. G&L Realty Corp., LLC provides management services to both the Company and G&L Senior Care Properties, LLC. Prior to the distribution of G&L Realty Corp., LLC to the Company’s stockholders, the Company recorded 100% of the general and administrative costs incurred by G&L Realty Corp., LLC under general and administrative expenses in its financial statements and recognized the percentage of general and administrative expenses reimbursed by G&L Senior Care Properties, LLC as reimbursement revenue. Subsequent to the distribution of G&L Realty Corp., LLC, the Company entered into a management agreement with G&L Realty Corp., LLC which calls for G&L Realty Corp., LLC to continue to provide management services to the Company in exchange for the reimbursement of the costs associated with such services through the end of 2005; and thereafter, upon mutually agreed upon terms. These costs represent approximately 35% of the total overhead costs of G&L Realty Corp., LLC. Subsequent to June 30, 2005, general and administrative expenses consist solely of the Company’s 35% share of the total overhead costs of G&L Realty Corp., LLC along with certain expenses that are specifically allocated to the Company such as public reporting costs.

Equity in earnings of unconsolidated affiliates increased $0.6 million from the first three quarters of 2004 compared to the same period in 2005. This increase was due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. During the first three quarters of 2004, the Company realized losses totaling $0.1 million related to its investments in unconsolidated entities which owned skilled nursing or assisting living facilities. Subsequent to the spin-off, the Company no longer has any ownership interest in those entities and thus does not recognize any income or loss related to those facilities. In addition, in 2005, the Company recognized $0.5 million of income related to its investment in G&L Grabel San Pedro, LLC, a joint venture in which the Company owns a 50% interest. On April 7, 2005, the joint venture refinanced the three MOBs that it owns and distributed $2.4 million to the Company. The $2.4 million distribution was $0.5 million in excess of the Company’s basis in the joint venture and was recorded as income.

Total income from discontinued operations increased $5.1 million from $2.7 million for the first three quarters of 2004 to $7.8 million for the same period in 2005. The main reason for this increase was the sale of Coronado Plaza, an office and retail center located in Coronado, California for $18.2 million on March 24, 2005. The Company recognized a gain of $7.7 million in connection with the sale. In the first three quarters of 2004, income from discontinued operations consisted of a $0.3 million gain from the sale of the Company’s membership interest in a joint venture that owned an ALF located in Tarzana, California in January 2004, a $0.3 million gain from sale of a research and development building located in Irwindale, California in March 2004 as well as a $2.1 million gain from the sale of an MOB located in Tustin, California in August 2004 offset by a loss of $0.2 million associated with the June 2004 sale of a 59-bed SNF located in Chico, California.

Comparison of the Three Month Period Ended September 30, 2005 versus the Three Month Period Ended September 30, 2004.

Total revenues decreased by $2.2 million, or 23%, from $9.6 million in the third quarter of 2004, to $7.4 million for the same period in 2005. The decrease was due to a $2.2 million decrease in rental revenue and a $0.3 million decrease in other income offset by a $0.2 million increase in interest income.

Rents, tenant reimbursements, reimbursements from related party and parking revenues decreased by $2.1 million, or 23%, from $9.1 million in the third quarter of 2004, to $7.0 million for the same period in 2005. There was a $2.4 million decrease as a result of the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. After the spin-off, the Company no longer has any ownership in those assets, and thus does not recognize any rental revenue related to those facilities. This decrease was offset by an increase in rental revenue of $0.2 million due to the scheduled rent increases pursuant to the Company’s MOB leases.

Interest and loan fee income increased by $0.3 million, or 300%, from $0.1 million in the third quarter of 2004 to $0.4 million for the same period in 2005. The main reason for the increase was due to interest of $0.3 million earned on the Company’s long term promissory note from G&L Senior Care Properties, LLC. After the spin-off of the Company’s skilled nursing and assisted living facility assets on November 1, 2004, the Company held two promissory notes issued by G&L Senior Care Properties, LLC, a $2 million short term, unsecured promissory note and a $4 million, long term, secured promissory note, both bearing interest at the rate of 10.75% per annum. The $2 million promissory note was repaid in full on April 1, 2005. In addition, $0.1 million of the increase in interest income was due to interest earned on the Company’s cash on hand which was higher than in the third quarter of 2004.

Total expenses decreased by $2.2 million, or 28%, from $7.9 million for the third quarter of 2004, to $5.7 million for the same period in 2005. The decrease was due to a decrease in depreciation and amortization expense of $0.4 million, a decrease in interest expense of $0.6 million, a decrease in provisions for doubtful accounts, notes and bonds receivable of $0.3 million and a decrease in general and administrative costs of $0.8 million.

Depreciation and amortization expense decreased $0.4 million, or 33%, from $1.2 million in the third quarter of 2004, to $0.8 million for the same period in 2005. This decrease was due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. The Company recorded $0.4 million of depreciation and amortization expense related to its skilled nursing and assisted living facilities in the third quarter of 2004. After the spin-off, the Company no longer has any ownership in those assets, and thus does not record any depreciation or amortization expense related to those facilities.

Interest expense decreased $0.6 million, or 21%, from $2.8 million for the third quarter of 2004, to $2.2 million for the same period in 2005. $0.6 million of the decrease in interest expense was due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. This decrease was offset by a $0.1 million increase in interest expense relating to the refinancing of a mortgage loan secured by an MOB located in Mission Hills, California. On March 23, 2005, the Company refinanced the existing loan on this MOB, the Holy Cross Medical Plaza, with a new $17.8 million loan from Countrywide Commercial Real Estate Finance, Inc.

Provisions for doubtful accounts, notes and bonds receivable decreased $0.3 million in the third quarter of 2004 compared to the same period in 2005. This decrease is mainly the result of a decrease in reserves associated with the Company’s skilled nursing facility and assisted living facility assets which were spun-off on November 1, 2004.

General and administrative costs decreased by $0.8 million, or 57%, from $1.4 million in the third quarter of 2004, to $0.6 million for the same period in 2005. There was a $0.4 million decrease attributed to the June 30, 2005 distribution of the Company’s interest in G&L Realty Corp., LLC. G&L Realty Corp., LLC provides management services to both the Company and G&L Senior Care Properties, LLC. Prior to the distribution of G&L Realty Corp., LLC to the Company’s stockholders, the Company recorded 100% of the general and administrative costs incurred by G&L Realty Corp., LLC under general and administrative expenses in its financial statements and recognized the percentage of general and administrative expenses reimbursed by G&L Senior Care Properties, LLC as reimbursement revenue. Subsequent to the distribution of G&L Realty Corp., LLC, the Company entered into a management agreement with G&L Realty Corp., LLC which calls for G&L Realty Corp., LLC to continue to provide management services to the Company in exchange for the reimbursement of the costs associated with such services through the end of 2005; and thereafter, upon mutually agreed upon terms. These costs represent approximately 35% of the total overhead costs of G&L Realty Corp., LLC. Therefore, subsequent to June 30, 2005, general and administrative expenses consist solely of the Company’s 35% share of the total overhead costs of G&L Realty Corp., LLC along with certain expenses that are specifically allocated to the Company such as public reporting costs. In addition, legal and consulting costs decreased $0.5 million in the third quarter of 2005 compared to the third quarter of 2004. In the third quarter of 2004, the Company incurred significant legal and consulting costs as a result of the spin off of the Company’s senior care assets as well as a potential refinancing of the Company’s preferred stock. The $0.9 million decrease was offset by a $0.1 million fee paid in the third quarter of 2005 as a result of a failed financing transaction.

Equity in earnings of unconsolidated affiliates decreased $0.2 million from the third quarter of 2004 compared to the same period in 2005. This decrease was mainly due to the sale, in September 2004, of a two-story, 80-unit, 92 bed ALF located in Yorba Linda, California in which the Company held a 50% interest.

Total income from discontinued operations decreased $2.2 million from the third quarter of 2004 compared to the same period in 2005. The sale, in August 2004, of the Company’s 10,000 square foot MOB located in Tustin, California accounted for the decrease.

Liquidity and Capital Resources

As of September 30, 2005, the Company had approximately $9.8 million of cash on hand. The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of its MOB properties. The Company’s MOB properties contain approximately 737,000 rentable square feet and, as of September 30, 2005, were approximately 98.3% leased to over 400 tenants with lease terms typically ranging from three to ten years.

The Company’s principal external sources of capital consist of various secured loans and selective asset sales. As of September 30, 2005, the Company had secured loans outstanding of approximately $153.3 million. During 2004, the Company obtained a $3 million secured line of credit that is secured by a first deed of trust on land owned by the Company in Santa Clarita, California. In April 2005, the line of credit was increased to $4 million. As of September 30, 2005, the Company had no outstanding borrowings under the line of credit. The Company has also been selling some of its assets which has provided additional liquidity. During the first three quarters of 2005, the Company received net proceeds of $4.4 million from the sale of an office and retail center located in Coronado, California. The Company has reserved these funds for new acquisitions, future stock dividends and for general corporate purposes. No other property sales are currently in process. The Company’s 2005 asset sales and refinancings are discussed below.

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

On April 7, 2005, San Pedro, a joint venture in which the Company owns a 50% interest, refinanced three MOBs owned by San Pedro with a new $7.7 million loan from Countrywide Commercial Real Estate Finance, Inc. The Company received net proceeds of $2.4 million from San Pedro after San Pedro repaid the existing $4.6 million mortgage loan, prepayment penalties and closing costs. The new loan is for ten years but is interest only for two years and bears interest at a fixed rate of 5.64% per annum.

On October 14, 2005, the Company refinanced its two properties located in Tustin, California with a new $13.5 million loan from Countrywide Commercial Real Estate Finance, Inc. The Company received proceeds of $5.3 million from the refinancing after repayment of the existing $6.9 million mortgage loan, prepayment penalties and closing costs. The new loan bears interest at a fixed rate of 5.29% and is due on October 8, 2015.

The Company paid monthly dividends of $0.6 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during the first three quarters of 2005 to holders of record on the first day of each month. On March 31, 2005, the Company distributed $10.0 million to holders of the Company’s Common Stock.

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

In connection with the Company’s $2.7 million investment in the newly-formed joint venture discussed above, the Company made a $3 million first mortgage to the joint venture. The first mortgage calls for quarterly interest only payments at 9% per annum and is due on May 30, 2008. In the third quarter of 2005, the Company loaned $0.4 million under a $2.2 million second mortgage to the joint venture. The second mortgage calls for quarterly interest only payments at 9% per annum and is due on March 31, 2006. The first and second mortgages were not contributed to G&L Realty Corp., LLC or distributed to the Company’s common stockholders and remain an asset of the Company. Both mortgages are included under notes receivable from related parties on the balance sheet as of September 30, 2005.

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

Sources and Uses of Funds

The Company’s net cash provided by operating activities decreased $2.9 million from $9.3 million for the nine months ended September 30, 2004 to $6.4 million for the same period in 2005. The decrease is due to a decrease in depreciation and amortization of $1.7 million, an increase in net gains from sale of discontinued operations of $5.2 million, a $1.9 million increase in the change in tenant rent and reimbursements receivable and a $1.2 million decrease in provisions for doubtful accounts, notes and bonds receivable. These decreases were offset by a $2.2 million increase in net income, a $4.1 million increase in the impairment of assets and a $0.9 million decrease in prepaid expenses and other assets.

Net cash from investing activities decreased $0.3 million from cash provided of $0.1 million for the nine months ended September 30, 2004 to a net cash use of $0.2 million for the same period in 2005. The decrease was due to a $9.3 million decrease in sales of real estate assets, a $2.4 million increase in investments in notes and bonds receivable and a $2.5 million increase in pre-acquisition costs. These decreases were offset by a $2.3 million increase in principal payments received from notes and bonds receivable, a $2.5 million increase in distributions from investments in unconsolidated affiliates, a $7.7 million decrease in purchases of real estate assets and a $0.5 million decrease in construction in progress costs and a $0.5 million decrease in additions to rental properties.

Net cash flows used in financing activities decreased by approximately $3.5 million from $10.4 million for the nine months ended September 30, 2004, to $6.9 million for the same period in 2005. The decrease was due to a $10.2 million increase in notes payable proceeds and a $0.5 million decrease in the repayment of notes payable. These were offset by a $6.5 million increase in distributions to stockholders and a $0.6 million increase in distributions to minority interests.

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

As of September 30, 2005, the Company had investments in one unconsolidated joint venture, San Pedro, which was formed for the purpose of acquiring and owning real estate assets. Per the terms of the joint venture agreement, the Company could be required to advance additional funds to this joint venture if the operating activities of the joint venture are insufficient to satisfy the obligations of the joint venture. Any additional funds advanced to the joint venture are treated as additional equity contributions and are recorded as an investment in unconsolidated affiliates on the Company’s balance sheet.

Contractual Obligations

On March 23, 2005, the Company refinanced the Holy Cross Medical Plaza with a new $17.8 million loan from Countrywide Commercial Real Estate Finance, Inc. The new loan is for ten years but is interest only for two years and bears interest at a fixed rate of 5.71% per annum. On March 24, 2005, the Company sold the Coronado Plaza for $18.2 million. The buyer assumed the existing mortgage loan of $13.6 million relieving the Company of any future obligations under this obligation. There were no other material changes in the first three quarters of 2005 compared to the Company’s contractual obligations as of December 31, 2004. As of September 30, 2005, the Company had the following contractual obligations outstanding:

	2005	2006	2007	2008	2009	Thereafter	Total
		(in thousands)
Obligations:
Fixed rate mortgage debt:
Interest	$2,294	$8,746	$8,614	$8,482	$8,126	$19,277	$55,539
Principal	526	2,162	2,449	2,637	9,980	135,566	153,320

	$2,820	$10,908	$11,063	$11,119	$18,106	$154,843	$208,859

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payments” (SFAS No. 123(R)) which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The Company does not grant any share-based payments to its employees and thus this Statement will not have any impact on our financial statements.

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

The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the

Company’s 2004 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three and nine month periods ended September 30, 2005 and 2004.

G&L REALTY CORP.

FUNDS FROM OPERATIONS AND ADDITIONAL DATA

(Unaudited)

	Three Month Period Ended September 30,		Nine Month Period Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Funds from Operations(1)
Net income	$1,574	$3,965	$7,755	$5,593
Depreciation of real estate assets	726	1,068	2,185	3,387
Amortization of deferred lease costs	36	37	103	121
Impairment of assets	—	—	4,094	—
Gain from sale of discontinued operations	—	(2,097)	(7,712)	(2,536)
Depreciation from unconsolidated affiliates	31	111	92	333
Adjustment for minority interest in consolidated affiliates	(22)	(36)	(68)	(84)
Dividends on preferred stock	(1,670)	(1,790)	(5,009)	(5,371)

Funds from Operations(1)	$675	$1,258	$1,440	$1,443

Additional Data
Cash flows:
Operating activities	$1,285	$2,443	$6,358	$9,329
Investing activities	(543)	320	(224)	94
Financing activities	(2,608)	(6,151)	(6,870)	(10,412)
Capital expenditures
Building improvements	$260	$1,245	$638	$1,464
Tenant improvements	215	246	784	437
Furniture, fixtures and equipment	45	19	62	116
Leasing commissions	13	28	42	69
Depreciation and amortization
Depreciation of real estate assets	$726	$1,068	$2,185	$3,387
Depreciation of non-real estate assets	12	172	38	515
Amortization of deferred lease costs	36	37	103	121
Amortization of deferred licensing costs	—	—	—	36
Amortization of capitalized financing costs	57	90	177	271
Accrued rent in excess of billed rent	$(92)	$(16)	$(146)	$(114)

1)	FFO represents net income (computed in accordance with GAAP, consistently applied), excluding extraordinary items and gains (or losses) from sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company’s operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of September 30, 2005 and December 31, 2004, the Company had no floating rate debt outstanding. The tables below provide information as of September 30, 2005 and December 31, 2004 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of September 30, 2005 and December 31, 2004.

	SEPTEMBER 30, 2005 PRINCIPAL MATURING IN:						Total	Fair Market Value September 30, 2005
	2005	2006	2007	2008	2009	Thereafter
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$526	$2,162	$2,449	$2,637	$9,980	$135,566	$153,320	$146,089
Average interest rate	5.69%	5.69%	5.69%	5.69%	5.66%	5.62%	5.68%

	$526	$2,162	$2,449	$2,637	$9,980	$135,566	$153,320	$146,089

	DECEMBER 31, 2004 PRINCIPAL MATURING IN:						Total	Fair Market Value December 31, 2004
	2005	2006	2007	2008	2009	Thereafter
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,237	$2,373	$2,518	$8,889	$9,742	$131,931	$157,690	$162,755
Average interest rate	5.71%	5.71%	5.71%	5.63%	5.63%	5.57%	5.67%

	$2,237	$2,373	$2,518	$8,889	$9,742	$131,931	$157,690	$162,755

Item 4.	CONTROLS AND PROCEDURES

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

8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.

9)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.

10)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.

11)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.

12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.

13)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 4, 2004) and incorporated herein by reference.

14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 15, 2004) for the quarter ended September 30, 2004 and incorporated herein by reference.

15)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May16, 2005) for the quarter ended March 31, 2005 and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G&L REALTY CORP.

Date: November 14, 2005	By:	/s/ David E. Hamer
David E. Hamer
Chief Accounting Officer