Form 10-K
period 2005-12-31
G&L REALTY CORP
filed 2006-03-31
CIK 912240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the Registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

All voting and non-voting common equity is held by affiliates.

As of March 31, 2006, 710,199 shares of common stock of G&L Realty Corp. were outstanding.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

i

PART I

ITEM 1. BUSINESS

General

G&L Realty Corp. (referred to from time to time in this Annual Report as “we” or “us” or the “Company”) is a real estate investment trust (“REIT”) that owns, acquires, develops, manages and leases health care properties. The Company’s business currently consists of investments, made either directly or through joint ventures, in medical office buildings (“MOB”) in Southern California. All of the Company’s assets are held by, and all of its operations are conducted through, G&L Realty Partnership, L.P. (the “Operating Partnership”), in which the Company has a 95% interest, or its various special purpose subsidiaries. Notwithstanding this 5% minority interest, we use the term “our Company” to describe collectively, and without differentiation, G&L Realty Corp and the Operating Partnership. Our financial disclosures, however, are adjusted to reflect this 5% minority interest.

The Company’s business and operations are managed through G&L Realty Corp LLC, a limited liability company wholly owned by our controlling shareholders, Daniel M. Gottlieb and Steven D. Lebowitz and certain members of their respective families. The Company was incorporated in Maryland on September 15, 1993, and all of the common stock is owned by its principal executive officers, Daniel M. Gottlieb and Steven D. Lebowitz. Messrs. Gottlieb and Lebowitz and sometimes referred to in this Annual Report as our “Founding Stockholders”).

Our executive offices are located at 439 North Bedford Drive, Beverly Hills, California 90210, and our telephone number is (310) 273-9930. Our website is www.glrealty.com.

Recent Developments

Over the past two years, we have endeavored to re-focus our activities on the development, ownership and operation of MOBs in Southern California and to generally clean up our balance sheet by removing assets not related to that core focus. Consequently, since the beginning of 2004, we have either sold to third parties or spun-off to our Founding Stockholders (i) our retail properties (other than those retail areas located within or specifically ancillary to our MOBs), (ii) our skilled nursing facility and assisted care living facility assets, (iii) certain minority interests in entities owning or managing residential real estate, (iv) certain non-management minority interests in MOB development projects located outside of our core southern California base, and (v) certain related party promissory notes. In order to reduce the potential for conflicts of interest and to provide more flexibility to our management company, we have also spun-off our management company operations to our Founding Stockholders, and are now managed under a long term management agreement with that company. In order to protect the interests of our preferred stockholders, that management agreement specifically subordinates all management fees to the payment of dividends on our preferred stock and to the liquidation preference of the holders of our preferred stock. Since the spin-off of our skilled nursing facility and assisted living facility assets, we have operated in only one business segment – the ownership, acquisition, development and management of medical office buildings.

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to our Founding Stockholders in order to focus our activities on the medical office building segment of our business. Assets with a net asset value (based on independent fair market valuations of these skilled nursing and assisted living facilities) of approximately $5.03 million were distributed in this spin-off. These assets are now held by G&L Senior Care Properties, LLC, a company controlled by our Founding Stockholders.

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

Through the end of our fiscal year ended December 31, 2005, the management agreement provided that G&L Realty Corp., LLC would provide ongoing management services to us in exchange for reimbursement of the out-of-pocket costs associated with providing such services. These costs were calculated by multiplying the total operating costs of G&L Realty Corp., LLC by a percentage determined to represent the percentage of G&L Realty Corp., LLC’s time committed to the management of our company. We calculated this percentage at 35%. Effective January 1, 2006, our Company began paying fees to G&L Realty Corp., LLC based on a schedule of fixed fees as provided for in the management agreement.

In addition, the Company, commencing January 1, 2006, began reimbursing G&L Realty Corp., LLC for all reasonable out-of-pocket expenses, including the cost of any on-site managers or on-site personnel provided at the request of our Company, but not any home office or general and administrative personnel. G&L Realty Corp., LLC also provides leasing services, but receives no additional compensation with respect to the provision of such services. Historically, the Company has made only limited use of outside brokers to obtain tenants. As a result of the management agreement with G&L Realty Corp., LLC, the Company has no employees and has effectively out-sourced all of its day-to-day operating functions.

Messrs. Gottlieb and Lebowitz, the Chief Executive Officer and President, respectively, of the Company, are the majority owners of G&L Realty Corp., LLC and have full control over the decision-making of that company. Thus, our Founding Stockholders continue to have significant involvement in the management and operations of the Company through G&L Realty Corp., LLC.

At the time of the distribution, G&L Realty Corp., LLC’s assets included (i) two promissory notes from Messrs. Gottlieb and Lebowitz totaling $5.1 million, (ii) a $1 million investment in a company specializing in the management and ownership of low cost housing, and (iii) a $2.7 million limited partnership investment in a limited partnership, formed to acquire and develop a vacant parcel of land in Northern California. An independent appraisal conducted at the time of the distribution valued G&L Realty Corp., LLC at $4.3 million, compared to a carrying value of $8.4 million. The excess of the carrying value of the net assets over the fair value in the amount of $4.1 million was recognized as an impairment loss on the Company’s financial statements. Incident to the distribution, the Company also agreed to lend certain funds to the Northern California limited partnership on a secured basis pending the procurement of construction financing by that limited partnership. These loans were repaid in full February 2006, and the Company has no further relationship with or commitments to that limited partnership.

On February 14, 2006 we entered into an agreement to sell our interest in the San Pedro Medical Plaza located in San Pedro, California for $13 million. The San Pedro Medical Plaza is owned by a limited liability company in which we have an 50% equity interest, and is carried on our books on a unconsolidated basis. Upon completion of that sale, we will report a gain of approximately $2.5 million.

On October 14, 2005, we refinanced two properties located in Tustin, California with a new $13.5 million loan. We received proceeds of $5.3 million from the refinancing after repayment of the existing $6.9 million mortgage loan, prepayment penalties and closing costs. The new loan bears interest at a fixed rate of 5.29% and is due on October 8, 2015.

On March 23, 2005, we refinanced a property located in Mission Hills, California with a new $17.8 million mortgage loan. We received proceeds of $9.7 million from the refinancing after repayment of the existing $7.1 million mortgage loan, prepayment penalties and closing costs. The new loan bears interest at a fixed rate of 5.71% and is due on April 1, 2015.

The Company is currently exploring its options with respect to the possible redemption of its outstanding preferred stock so as to be able to operate as a private company. Like many other public companies of our size, we have found the costs of complying with the requirements of Sarbanes Oxley to be burdensome. The Company’s Series A and Series B preferred stock both are currently redeemable at a price of $25 per share upon thirty days notice to the preferred stockholders. No assurances can be given at this time as to whether we will ultimately elect to redeem our outstanding preferred stock and go private, or to continue as a public company, or to participate in some other transaction.

Description of Business

The Company’s MOB business strategy is to acquire, own, develop, manage and lease a portfolio of medical office buildings, principally in Southern California. The MOB portfolio currently consists of approximately 742,000 rentable square feet. The Company directly owns 17 high quality MOBs and an adjacent parking facility. In addition, the Company owns four additional MOBs through joint ventures (collectively, the “MOB Properties”). All of the MOB Properties are located in Southern California. Several of the MOB Properties include retail space on the ground level.

As of January 31, 2006, the MOB Properties were 98.8% leased, typically pursuant to three to ten year leases. As of that date, we had leases with over 400 tenants. No tenant leases more than 2% of our MOB space. Our tenants are principally doctors and other medical professionals, practice groups and, in some cases, hospitals. Our MOB Properties have experienced lease renewal rates of approximately 90.6%, 88.4% and 79.7% for the years ended December 31, 2005, 2004 and 2003, respectively. Typically, where our tenant’s have elected not to renew, it is because of our inability to satisfy their increased space needs or because they have retired from practice.

We compete principally with other lessors of medical office building space, typically in buildings designed or converted for such purposes. We typically do not compete with lessors of commercial office space, as medical office buildings typically require a higher degree of services, greater elevator capacity, and more parking than non-medical commercial office buildings. Many of our buildings are located on or near hospital campuses, in which case we may also compete with medical office space offered on such campuses directly by the hospitals themselves.

We currently have only one development project – the anticipated construction of two medical office buildings on the Henry Mayo Memorial Hospital Campus in Santa Clarita, California. However, this project is still in the land use planning stages, and the ultimate size and timing of this project is, accordingly, uncertain.

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

An investment in our company involves material risks, as discussed in greater detail under the caption RISK FACTORS, later in this Annual Report.

Employees

As of March 31, 2006, the Company had no employees having last year out-sourced all of its management functions to G&L Realty Corp., LLC. At that date, G&L Realty Corp., LLC employed 29 persons, 11 of whom are on-site building employees who provide maintenance services for the MOB Properties and 6 of whom are professional employees engaged in leasing, asset management and administration.

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

Segment Information

Segment information is set forth in footnote 13 to our Financial Statements set forth below in this Annual Report. After the spin-off of the skilled nursing and assisted living facility assets, the Company has one reportable segment-medical office buildings.

Available Information

Our website is www.glrealty.com. We make available through our website our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Our earnings are derived from a relatively small and concentrated number of properties.

Our earnings are derived from a relatively small number of properties. Our Properties consist of only the MOB Properties representing only approximately 742,000 rentable square feet. All of these properties are located in Southern California. Moreover, the MOBs in the “Golden Triangle” area of Beverly Hills, California produce approximately 35% of our net operating income. Our operating results may be significantly impacted by the performance of one or a group of our properties and by factors affecting generally the health-care industry, the Southern California economy or the “Golden Triangle” area. Our business could be particularly adversely affected, for example, by a catastrophic incident such as a material terrorist attack or earthquake centered in the “Golden Triangle” area.

Failure of our tenants to comply with health-care regulations could affect their operations and their ability to make lease payments to us.

The health-care industry is highly regulated by federal, state and local law and is directly affected by state and local licensure, fines, and loss of certification required to participate in the Medicare and Medicaid programs, as well as potential criminal penalties. Failure of our tenants to comply with governing laws, requirements and regulations could adversely affect the operation of our properties and a tenant’s capacity to make lease payments to us.

Delays in reimbursement by healthcare payors to our tenants could adversely impact their ability to pay rent.

The healthcare industry is facing various challenges, including increased government and private payor pressure on health-care providers to control costs, and the vertical and horizontal consolidation of healthcare providers. Healthcare reform has been the subject of much governmental review in recent periods. It is currently unclear the direction or extent of such reform.

We believe that government and private efforts to contain and reduce healthcare costs will continue. These trends are likely to lead to reduced or slower growth in reimbursement for certain services provided by some of our tenants. We cannot predict whether governmental reforms will be adopted. If adopted such reforms may have a material adverse effect on our financial condition or results of operations.

We have greater operating costs than other real estate operators due to our healthcare focus.

The costs of operating a medical office building are typically higher than those of a conventional office or retail space. For example, medical office tenants typically have greater demands for electricity than conventional office tenants, and special elevators and waste disposal facilities are often required. In our leases that are not triple net, we may have to bear all of these additional costs. In addition, even in our triple net leases, we may not, in the future, be able to pass through all of these costs to our tenants if it becomes economically prohibitive to do so because it would result in the loss of our tenants. As a natural result of the nature of our tenant’s clientele, we may be more exposed to slip and fall type liability and claims than operators of conventional office space, and our insurance premiums may, accordingly, be higher than the operators of such conventional office facilities. Again, while most of our leases are currently triple net leases, we may not in the future be able to pass through all of these costs to our tenants as these triple net leases turnover.

Properties we acquire or develop may underperform forecasted results.

We may continue to pursue acquisitions of additional MOB properties and to selectively develop new properties. Acquisitions and development entail risks that investments will fail to perform in accordance with expectations and that estimates of the cost of improvements necessary to develop and acquire properties will prove inaccurate, in addition to the general investment risks associated with any new real estate investment.

Properties that we develop or acquire and renovate substantially do not have the operating history that would allow our management to make objective pricing decisions in acquiring these properties. The purchase prices of these properties are based upon projections by management as to the expected operating results of such properties, subjecting us to risks that such properties may not achieve anticipated operating results or may not achieve these results within anticipated time frames.

We may be limited in our ability to finance future acquisitions.

We anticipate that future acquisitions and development will largely be financed through externally generated funds such as mortgage loans, borrowings under credit facilities and other secured and unsecured debt financing and from issuances of equity securities. Because we must distribute at least 90% of our REIT taxable income each year to maintain our qualification as a REIT, our ability to rely upon income from operations or cash flow from operations to finance our growth and acquisition activities will be limited. Accordingly, if we are unable to obtain funds from borrowings or the capital markets to finance our acquisition and development activities, our ability to grow and diversify our investment portfolio could be curtailed.

We depend on debt financing which could result in foreclosure on our properties if we are unable to make required payments.

We are subject to the risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, the risk that existing indebtedness on the properties cannot be refinanced or that the terms of such refinancing will not be as favorable as the terms of existing indebtedness and the risk that necessary capital expenditures for such purposes as renovations and reletting space cannot be financed on favorable terms, if at all. If a property is mortgaged to secure payment of indebtedness and we are unable to meet the mortgage payments, the property could be lost through foreclosure or transfer to the mortgagee with a consequent loss of income and asset value to us.

We may be unable to renew leases or relet space as leases expire.

We are subject to the normal risks associated with leasing property, including the risk that upon the expiration of leases for space located in the properties, the leases may not be renewed, the space may not be relet or the terms of renewal or leasing (including any cost of required renovations or concessions to tenants) may be less favorable than current lease terms. If we are unable promptly to relet or renew leases for a significant portion of our space or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our earnings and ability to make expected distributions to stockholders may be adversely affected. As our buildings are specially set up for medical office purposes, and as medical professionals typically prefer to be located in buildings with a high percentage of other medical professional tenants, we are more limited in our selection of potential tenants than general commercial or office buildings. Since our leases are typically short term (our average remaining lease term as of December 31, 2005 was only 2.8 years, excluding month-to-month tenants), increasing vacancy factors and declining rental rates can affect our cash flow more quickly than businesses that rely on longer term leases.

Closure of nearby hospitals could affect the desirability of our properties.

Our MOBs are often in close proximity to one or more hospitals. Fourteen of our MOBs are located less than one-half mile from a hospital. The relocation or closure of a hospital could make our nearby Properties (particularly those outside of the Beverly Hills area) less desirable to doctors affiliated with the hospital and affect our ability to collect rent due under existing leases, renew leases and attract new tenants.

We face competition from other health-care investors, which may prevent us from taking advantage of investment opportunities.

We compete with other REITs, real estate partnerships, healthcare providers and other investors, including real estate developers, professional medical partnerships, financial institutions and institutional investors, many of which have greater financial resources than us, in the acquisition and leasing of healthcare facilities. Among other things, we must secure continued access to capital to fund new healthcare property acquisitions, and identify and successfully pursue opportunities for investment in healthcare properties. Given the competition in the MOB marketplace, there can be no assurance that suitable investments will be identified or that additional investments can be consummated on terms favorable to us.

We face potential liability relating to environmental matters.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on or in its property. Current or prior owners or operators may also be liable for government fines and damages for injuries to persons, natural resources and adjacent property. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of any hazardous or toxic substances. The presence of such substances, or the failure to properly remediate these substances, may adversely affect the owner’s ability to borrow using the real estate as collateral and may subject the owner to material remediation costs.

The cost of complying with environmental laws could materially and adversely affect amounts available for distribution to our stockholders and could exceed the value of our properties. In addition, the presence of hazardous or toxic substances, or the failure to properly dispose of or remediate these substances, including medical waste generated by physicians or other healthcare tenants, may adversely affect our tenants’ or our ability use, sell or rent such property or to borrow using such property as collateral, which, in turn, could reduce our revenue and our financing ability. Liability for, or other claims against us in connection with, environmental matters may exist of which we are unaware.

As part of the normal practice of doctors, medical waste is generated. Our leases require the individual tenants to make arrangements for the disposal of medical waste and require all tenants to provide proof that they have contracted with a third party service to remove it from the premises each night. The handling and disposal of this waste is the responsibility of the tenants; however, we remain responsible as the owner of the property. There can be no assurances that all such medical waste will be properly handled and disposed of or that we will not incur costs in connection with improper disposal of medical waste by our tenants. In addition, environmental and occupational health and safety laws are constantly evolving, and changes in laws, regulations or policies, or changes in their interpretations, could create liabilities where none exist today.

We are exposed to risks related to our historic skilled nursing facilities and assisted living facilities assets and business.

There is typically, in our view, a greater litigation risk in the ownership and leasing of skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”) than in the ownership and leasing of MOB assets. While we have spun off our SNF and ALF business, and while we operated our SNF and ALF business through special purpose limited liability entities, the risk remains that we could be named in lawsuits relating to alleged shortfalls in the operating quality of SNF and ALF tenants occurring prior to the date of the spin off of the SNF and ALF business and that the plaintiffs in these lawsuits could seek to pierce the corporate veil to reach our MOB assets. So called “Elder Abuse” is an increasingly popular tort for plaintiff’s lawyers, and litigation in this area appears to be significantly on the rise. Also, for approximately four years, one of our subsidiaries was the holder of the operating license for a group of SNFs located in Massachusetts, and was involved in the operation of those facilities while working to identify a new tenant for these facilities.

Our financial performance will be affected by risks associated with the real estate industry.

Events and conditions generally applicable to owners and operators or real property, some of which are beyond our control, may adversely affect our economic performance and ability to pay dividends to our stockholders include:

•	changes in the national, regional and local economic climate;

•	local conditions such as an oversupply of, or a reduction in demand for, medical office space, outpatient treatment and diagnostic facilities, physician practice group clinics, ambulatory surgery centers, specialty hospitals and treatment centers and senior care facilities;

•	reduced attractiveness of our properties to physicians and other types of tenants;

•	competition from other medical office buildings, outpatient treatment facilities, physician practice group clinics, ambulatory surgery centers, specialty hospitals, treatment centers and senior care facilities;

•	inability to collect rent from tenants;

•	increased operating costs, including real estate taxes, insurance premiums and utilities;

•	costs of complying with changes in government regulations; and

•	the relative illiquidity of real estate investments.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases. If any of these events were to happen, our financial condition, results of operations and ability to make distributions to our stockholders could be materially adversely affected.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disabilities Act of 1993, or ADA, all public accommodations are required to meet certain federal requirements related to access and use by persons with disabilities. A determination that we are not in compliance with the ADA with respect to any of our properties could result in the imposition of fines by the U.S. government or an award of damages to private litigants. In addition, we are required to operate our properties in compliance with fire and safety regulations, building codes and other land use regulations. If we were required to make substantial modifications at our properties to comply with the ADA or governmental rules and regulations, our financial condition, results of operations and ability to make distributions to our stockholders could be materially adversely affected.

Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.

Real estate investments are relatively illiquid and, therefore, tend to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. Virtually all of our properties are “special purpose” properties that could not be readily converted to general residential, retail or office use. Thus, if the operation of any of our properties becomes unprofitable due to competition, age of improvements or other factors such that our lessee becomes unable to meet its obligations on the lease, the liquidation value of the property may be substantially less, particularly relative to the amount owing on any related mortgage loan, than would be the case if the property were readily adaptable to other uses. In addition, certain significant expenditures associated with real estate investment, such as real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. Should such events occur, our financial condition and results of operations would be materially adversely affected.

Our properties are subject to property taxes that may increase in the future and adversely affect our business.

Our properties are subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. Since the passage of Proposition 13 in 1978, property in California typically is only subject to reassessment if sold and minimal annual increases. However, no assurances can be given, as state budgets become increasing strained, whether this will continue to be the case in California. Our leases generally provide that the property taxes are charged to the tenants as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes.

Potential losses may not be covered by insurance.

Although we carry comprehensive liability and casualty insurance with respect to our properties, there can be no assurance that policies maintained by us will be adequate in the event of a loss. Inflation, changes in building codes and ordinances, environmental considerations and other factors may also make it impracticable to use insurance proceeds to rebuild a property after it has been damaged or destroyed. Under such circumstances, the insurance proceeds we receive might not be adequate to restore our economic position with respect to the affected property. In addition, some of our policies, like those covering losses due to earthquakes, floods and windstorms, are subject to limitations involving deductibles and policy limits that may not be sufficient to cover losses. All of our MOBs are located in Southern California, an area especially prone to earthquakes. Generally, we do not carry insurance for uninsured losses, such as loss from riots, war or events of force majeure. Some risks simply are not currently insurable, such as risk of loss due to nuclear, chemical or biological terrorist attack. Also, our insurance policies themselves are lengthy and highly technical, and there may be gaps in our coverage that we do not currently fully appreciate.

If we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged property as well as the anticipated future cash flows from that property. In addition, if the damaged property is subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if the property was irreparably damaged. In the event of a significant loss at one or more of the properties covered by our blanket policy, the remaining insurance under our policy, if any, could be insufficient to adequately insure our remaining properties. In this event, securing additional insurance, if possible, could be significantly more expensive than our current policy.

An uninsured loss or a loss that exceeds the policies on our properties could subject us to lost capital or revenue on those properties.

Under their leases, tenants are generally required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises due to activities conducted by them on the properties. There are, however, generally speaking exceptions for claims arising from the gross negligence or intentional misconduct by us. Additionally, tenants are generally required, with the exception of entities that are self-insured, to obtain and keep in force during the term of the lease at their own expense, liability and property damage insurance policies issued by companies holding general policyholder ratings at a minimum level. In the event that we experience an uninsured loss or a loss in excess of the insurance policies on our properties, we may suffer significant losses of capital that we have invested in those properties or lost revenue in the form of unpaid lease payments from tenants.

We are subject to the risks associated with the contracting out of substantially all of the day-to-day management of our business.

Since the spin-off of G&L Realty Corp., LLC, our Company has not retained any employees dedicated solely to the management of its business. G&L Realty Corp., LLC, in addition to providing day-to-day management for our Company, also manages its own assets and businesses and those of G&L Senior Care Properties, LLC and certain of its affiliates. Furthermore, G&L Realty Corp., LLC is wholly owned by Daniel Gottlieb, Steven Lebowitz, Richard Gottlieb and Andrew Lebowitz, who also have, directly or indirectly, financial interests in G&L Senior Care Properties, LLC and certain of its affiliates. Accordingly, this management and ownership structure could divert the attention of the individuals responsible for day-to-day management. In such event, our business could be harmed. Also, Mr. S. Craig Tompkins, a member of the Board of Directors of our Company, is also a member of the three member management committees of G&L Realty Corp., LLC and G&L Senior Care Properties, LLC with Messrs. Daniel Gottlieb and Steven Lebowitz. Together, Messrs. Tompkins, Daniel Gottlieb and Steven Lebowitz constitute a majority of our Board of Directors.

Messrs. Gottlieb and Lebowitz control all matters that are subject to stockholder approval as a result of their ownership of 100% of our common stock.

As a result of their 100% ownership of our outstanding common stock, Messrs. Gottlieb and Lebowitz have interests that may differ from those of the holders of our preferred stock and may vote as stockholders in ways that may not be consistent with the interests of the holders of our preferred stock. Their ownership interests may delay, prevent or deter a change of control of our Company or could deprive holders of our preferred stock of an opportunity to receive a premium for their shares as a part of a sale of our Company. The directors of our Company serve at the pleasure of Messrs. Gottlieb and Lebowitz and can be removed at any time, with or without cause.

Moreover, Messrs. Gottlieb and Lebowitz are also the owners of limited partnership units, representing approximately 3.5% of the partnership interests, in the Operating Partnership, through which we own all of our Properties, and their interests in the distributions from the operating partnership are senior to dividend payments to the holders of our preferred stock. Accordingly, they may influence the amount and timing of distributions from the Operating Partnership in ways that may adversely affect the holders of our preferred stock.

There may be potential conflicts between our two common stockholders.

Although Mr. Daniel Gottlieb holds 54% of our outstanding common stock, compared to Mr. Steven Lebowitz’s 46%, Messrs. Gottlieb and Lebowitz operate our company together and consult extensively with each other before significant decisions are made. Specifically, Messrs. Gottlieb and Lebowitz have agreed that any extraordinary transactions, such as a sale of all or substantially all of the Company’s assets, would require the unanimous approval of the common stockholders. This may slow the decision-making process, and a disagreement between the two individuals could prevent key strategic decisions from being made in a timely manner. In the event Messrs. Gottlieb and Lebowitz are unable to continue to work well together in providing cohesive leadership, our business could be harmed.

Our common stockholders may dispose of their shares of common stock at any time and in a manner that may materially adversely affect our Company.

Other than their agreement regarding extraordinary transactions discussed immediately above, Messrs. Gottlieb and Lebowitz are not party to any agreement governing the disposition of their common stock and are free, subject to applicable state and federal restrictions on the sale of securities and to the ownership limitations set forth our articles of incorporation, to sell or otherwise dispose of their respective interests in our Company in such manner and to such persons as they may, in their sole and absolute discretion, determine. Consequently, we may be subject to a greater risk of a change of control transaction than a company whose common shares were more broadly held.

We may pursue less vigorous enforcement of terms of certain agreements because of conflicts of interest with our two common stockholders.

Our Company is the holder of a $4 million promissory note from G&L Senior Care Properties, LLC, a company approximately 98.25% owned and controlled by Messrs. Gottlieb and Lebowitz. G&L Realty Corp., LLC is wholly owned by Messrs. Gottlieb and Lebowitz and certain members of their family and responsible for the day-to-day management of our Company through a long term management agreement. While we have endeavored to negotiate these transactions at arms length, in each case these transactions are with entities controlled and principally owned by our controlling stockholders. Accordingly, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationships with Messrs. Gottlieb and Lebowitz and/or because of their practical power to remove directors and appoint their replacements.

Our success depends on key personnel whose continued service is not guaranteed.

Our future success depends in large part upon the continued service of key members of the G&L Realty Corp., LLC management team. In particular, Messrs. Daniel Gottlieb and Steven Lebowitz, our founders, Co-Chairmen and Chief Executive Officer and President, respectively, are critical to the overall management of our company as well as our development and strategic direction. Messrs. Gottlieb and Lebowitz have worked together as partners for the past 28 years, and are principally responsible for the development of our Company as it exists today.

Messrs. Daniel Gottlieb and Steven Lebowitz are each key executives, and the loss of either or both of these individuals could have a material adverse effect on us. While G&L Realty Corp., LLC has employment contracts with each of these executives, these contracts may be easily terminated, as can the management agreement between G&L Realty Corp., LLC and our Company, and will be of limited benefit to the holders of the Company’s preferred stock, since they will have no control over whether Messrs. Gottlieb and Lebowitz, as the owners of all of our common stock, should chose to amend, modify, terminate or extend such agreements. Although neither Mr. Gottlieb or Mr. Lebowitz has indicated he intends to retire, Mr. Gottlieb is 65 years old and Mr. Lebowitz is 65 years old. Furthermore, given their interests in G&L Senior Care Properties, LLC, they have not been available to our Company on a full time basis since the spin-off of that company in 2004. Accordingly, we cannot guarantee that either or both of them will continue to work for us on even a part-time basis in the future.

Other than Messrs. Gottlieb and Lebowitz, we operate with a limited and relatively inexperienced executive management staff. After Messrs. Gottlieb and Lebowitz, our next most senior executive officer is Mr. David Hamer, our vice president, chief accounting officer and secretary, who is 32 years old and has been with us since 1998. In 2002, we employed Mr. Richard J. Gottlieb, who is 36 years old and the son of Mr. Daniel M. Gottlieb, and, in 2003, we employed Mr. Andrew Lebowitz who is 29 years old and the son of Mr. Steven D. Lebowitz. These individuals are now employees of G&L Realty Corp., LLC, and are only available to us through that company. While we believe that we could find replacements for our key personnel, the loss of their services could materially adversely affect our operations in the short-term.

We do not have a formal succession plan.

Mr. Daniel Gottlieb, our Chief Executive Officer, is 65 years old, and Mr. Steven Lebowitz, our President and Chief Financial Officer, is 65 years old. We do not have a formal succession plan and cannot assure you that we will establish one in a timely fashion or at all.

We may authorize and issue preferred stock without stockholder approval.

Under our articles of incorporation, our board of directors has the authority to issue additional series of preferred stock ranking in parity with the Company’s preferred stock and establish the terms, preferences and rights of any such series of preferred stock, all without the consent of holders of our preferred stock. Our board of directors also has the authority, with the approval of two-thirds of the outstanding preferred stock, to issue additional series of preferred stock ranking senior to the preferred stock. The ability of holders of our preferred stock to receive their liquidation preference may be adversely affected by future issuances of preferred stock not expressly subordinated to our preferred stock.

Our Board of Directors may change our investment and financing policies without stockholder approval.

Our board of directors, without the approval of our stockholders, may alter our investment strategies and policies with respect to acquisitions, financing, borrowing and other activities, including our growth, debt-to-capital ratio, distributions, REIT status and operations. Investment and policy changes could materially adversely affect our financial condition, results of operations and ability to pay dividends to holders of our preferred stock.

The composition of our Board of Directors may be altered at any time by Messrs. Gottlieb and Lebowitz.

The composition of the board of directors can be changed at any time by Messrs. Gottlieb and Lebowitz, as the owners of all of our outstanding common stock.

Our articles of incorporation contain ownership limitations that may prevent transactions that may be beneficial to the Company.

In order to maintain our qualification as a REIT, not more than 50% in value of our outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals during the last half of each taxable year. To preserve our REIT status, our articles of incorporation restrict direct or constructive ownership of more than 8% of the capital stock (in value or in number) by any single individual stockholder (including certain entities) other than Messrs. Gottlieb and Lebowitz. The constructive ownership rules are complex and may cause common stock or preferred stock owned, directly or constructively, by a group of related individuals or entities to be aggregated for purposes of the ownership limitation. The ownership limitation could have the effect of delaying, deterring or preventing a change in control or other transaction that may be beneficial to our stockholders.

Our debt level reduces the cash available for distribution.

We currently use and intend to continue to use debt financing for new investments. Debt financing may include our credit facility or permanent secured or unsecured long-term debt. Our use of debt financing presents the risk to holders of our preferred stock that payments of principal and interest on borrowings will leave us with insufficient cash resources to pay dividends required by the terms of our preferred stock or distributions in respect of capital stock required to be paid in order for us to maintain our qualification as a REIT.

Failure to qualify as a REIT would have significant adverse consequences to us and the value of our stock.

We intend to continue to operate as a REIT under the Code. Although our management believes that we are organized and are able to operate in such a manner, no assurance can be given that we will continue to qualify as a REIT or that the Internal Revenue Service will not take issue with our view that we so qualify. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial or administrative interpretations and the determination of various factual matters and circumstances not entirely within our control may impact our ability to qualify as a REIT. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to our qualification as a REIT or the federal income tax consequences of such qualification. We are not aware of any proposal to amend the tax laws that would significantly and adversely affect our ability to operate as a REIT.

If we fail to qualify as a REIT, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. In addition, unless entitled to relief under certain statutory provisions, we will also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. This treatment would significantly reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability to us for the year or years involved. In addition, we would no longer be required to make distributions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The MOB Properties consist of 17 high quality MOBs directly owned by the Company, four MOBs indirectly-owned by the Company through joint ventures and an adjacent parking facility. As of January 31, 2006, the MOB Properties were approximately 98.8% leased to 404 tenants. The Company’s MOB tenants are primarily established medical practitioners representing a cross section of medical practices.

Description of the MOB Properties

The following tables set forth certain information regarding each of the MOB Properties as of January 31, 2006. Although the Company’s sole asset is its interest in the Operating Partnership, all of the MOB Properties are ultimately held in fee by the applicable special purpose limited partnership or limited liability company through which we hold our ownership interest. Except as noted below, the Operating Partnership owns 100% of each property.

MOB Properties—Summary Data

Property	Number of Buildings	Year Constructed or Rehabilitated	Rentable Square Feet(1)	Rented Square Feet(2)	Occupancy(2)	Total Annualized Rent(3)	Average Rent per Sq. Ft.
405 N. Bedford, Beverly Hills	1	1947/1987	45,346	45,346	100.0%	$2,173,000	$47.92
415 N. Bedford, Beverly Hills (4)	1	1955	5,720	5,720	100.0	330,000	57.69
416 N. Bedford, Beverly Hills	1	1946/1986	40,244	38,928	96.7	1,772,000	45.52
435 N. Bedford, Beverly Hills	1	1950/63/84	54,054	54,054	100.0	2,386,000	44.14
435 N. Roxbury, Beverly Hills (5)	1	1956/1983	40,865	40,865	100.0	1,790,000	43.80
436 N. Bedford, Beverly Hills	1	1987	74,321	74,321	100.0	3,813,000	51.30
Sherman Oaks Medical Plaza 4955 Van Nuys Blvd. Sherman Oaks	1	1969/1993	68,840	68,840	100.0	1,787,000	25.96
Holy Cross Medical Plaza 11550 Indian Hills Road Mission Hills	1	1985	72,476	72,476	100.0	2,249,000	31.03
Lyons Avenue Medical Building 24355 Lyons Avenue, Santa Clarita	1	1990	49,710	49,710	100.0	1,285,000	25.85
Tustin—Medical Office I 14591 Newport Avenue, Tustin	1	1969	18,193	18,193	100.0	387,000	21.27
Tustin—Medical Office II 14642 Newport Avenue, Tustin	1	1985	48,753	48,753	100.0	1,239,000	25.41
Regents Medical Center 4150 Regents Park Row , La Jolla	1	1989	66,689	64,355	96.5	1,931,000	30.01
San Pedro Medical Plaza (6) 1360 West 6th Street, San Pedro	3	1963/1979	62,021	56,438	91.0	1,292,000	22.89
Santa Clarita Valley Medical Center 23861 McBean Pkwy, Santa Clarita	5	1981	42,499	42,499	100.0	1,123,000	26.42
Santa Clarita Valley Medical Center, F 23929 McBean Pkwy, Santa Clarita	1	1999	43,912	43,912	100.0	1,292,000	29.42
Santa Clarita Valley Foundation Bldg 23871 McBean Pkwy, Santa Clarita	1	1981	8,025	8,025	100.0	130,000	16.20

Total/Weighted average of all MOB Properties	22		741,668	732,435	98.8	$24,979,000	34.22

1)	Rentable square feet includes space used for management purposes but does not include storage space.
2)	Occupancy includes occupied space and space used for management purposes. Rented square feet includes space that is leased but not yet occupied. Occupancy figures have been rounded to the nearest tenth of one percent.
3)	Rent is based on third-party leased space billed in January 2006.
4)	This building is a parking structure that contains seven retail tenants.
5)	The Company is the general partner and owns 32.8% of the partnership that owns this property.
6)	The Company owns 50% of the limited liability company that owns this property and does not control the limited liability companys. As of March 31, 2006, the property was under contract to be sold.

MOB Properties

Six of the MOB Properties are located on North Bedford and North Roxbury Drives in the “Golden Triangle” area of Beverly Hills, California, near three major hospitals—Cedars Sinai Medical Center, Century City Hospital and UCLA Medical Center. The buildings feature high quality interior improvements, including rich wood paneling and brass hardware appointments, both in the common areas and in most of the doctors’ offices. These six MOB Properties include twenty-one operating rooms. The 405, 416 and 436 North Bedford Drive buildings each have emergency back-up generators. Parking for these six MOB Properties is provided in the 415 North Bedford garage and in subterranean parking at 436 North Bedford Drive and 435 North Roxbury Drive. Each of these MOBs has copper insulated pipe with sufficient capacity for medical use, electrical systems designed for extra load requirements and extensive security systems.

405 North Bedford Drive

405 North Bedford Drive, built in 1947 and extensively remodeled in 1987, consists of approximately 45,000 rentable square feet in four stories plus a penthouse and a basement. The reinforced brick building, with ground floor retail space, features cherry wood paneled walls and brass hardware in the common areas and decorative concrete trim on the exterior.

415 North Bedford Drive

415 North Bedford Drive is a four-level parking structure with approximately 5,700 square feet of ground floor retail space for seven tenants. The parking structure contains 330 spaces and is valet operated.

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

Sherman Oaks Medical Plaza

The Sherman Oaks Medical Plaza is a seven-story, approximately 69,000 rentable square foot MOB, constructed in 1969, that is adjacent to the Sherman Oaks Hospital and Health Center, a 156-bed hospital which includes the major burn center for the San Fernando Valley. A $1 million capital improvement program renovating the building systems and common areas of the Sherman Oaks Medical Plaza was completed in 1993. The Company also owns the adjacent air rights and three-level parking structure behind the property which provides a total of 426 parking spaces. The land beneath the parking structure is owned by Sherman Oaks Hospital which also leases 150 parking spaces in the structure.

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

Lyons Avenue Medical Building

The Lyons Avenue Medical Building is a two-story, approximately 50,000 rentable square foot MOB located in Valencia, California only  1/2 mile from the Henry Mayo Newhall Memorial Hospital. The building has subterranean parking and a two-story atrium entry. The building’s excellent market position provides first class medical space for those doctors that do not need an association with the hospital.

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

San Pedro Medical Plaza

The San Pedro Medical Plaza in San Pedro, California is an approximately 62,000 usable square foot complex consisting of three MOBs. The buildings are located across the street from the San Pedro Peninsula Hospital and are situated on 7.85 acres incorporating a 383 space surface parking lot. As of March 31, 2006, the property was under contract to be sold.

Santa Clarita Valley Medical Center, Buildings A-E

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

Santa Clarita Valley Medical Center, Building F

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

Leases

As of January 31, 2006, the MOB Properties were approximately 98.8% leased. New leases and extensions are normally granted for a minimum of three to five years and provide for annual rent increases. Office tenants generally have gross leases whereby rents may be adjusted for a tenant’s proportionate share of any increases in the cost of operating the building. However, the Company has recently been leasing office space with provisions that require the tenants to pay all utility costs directly. Most retail tenants have net leases and pay their share of all operating expenses including property taxes and insurance. The following is a lease expiration table setting forth the number, square feet and associated annual rent for those leases expiring in future years.

MOB Properties—Lease Expirations

Year of Lease Expiration	Number of Leases Expiring (1)	Approximate Total Rented Square Feet (1)	Annual Rent	% of Total Annual Rent
2006	96	167,733	$5,914,000	25.3%
2007	66	121,428	4,467,000	19.1%
2008	55	104,720	3,596,000	15.4%
2009	57	116,536	3,909,000	16.8%
2010	52	90,533	2,841,000	12.2%
2011	12	18,994	782,000	3.4%
2012	8	18,968	534,000	2.3%
2013	5	10,311	305,000	1.3%
2014	5	8,518	379,000	1.6%
2015 or later	10	19,082	599,000	2.6%

Total	366	676,823	$23,326,000	100.0%

1)	Does not include month-to-month leases or vacant space. There are 38 month-to-month tenants who occupy approximately 56,000 square feet of space and pay approximately $138,000 per month in rent.

The Company has generally enjoyed strong lease renewals, achieving a weighted average renewal rate of approximately 90.6% on MOB leases that expired during 2005. Although there can be no assurance that this renewal level will be maintained, the Company believes this high renewal rate is due in part to the tendency of medical practitioners to continue to practice in the same space over a number of years. Also, the Company’s tenants frequently invest large sums of money in equipment and fixtures for their offices. Furthermore, relocating a doctor’s office can be disruptive to the patients who are familiar with the doctor’s office location.

Insurance

The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to the MOB Properties. There are certain types of losses that may either be uninsurable or not economically insurable; moreover, there can be no assurance that policies maintained by the Company will be adequate in the event of a loss. The Company carries earthquake and flood insurance for coverage of losses up to $60 million on the

MOB Properties, which amount represents approximately 71% of the net book value of these properties. This coverage is subject to a 5% deductible up to the amount of insured loss. All of the properties are located in Southern California, which has a history of seismic activity, including the 1994 Northridge earthquake that damaged the Holy Cross Medical Plaza property. Should an uninsured loss occur, the Company could lose its investment in, and anticipated earnings and cash flow from, a property.

ITEM 3. LEGAL PROCEEDINGS

There is no material pending litigation to which the Company or its consolidated or unconsolidated subsidiaries is a defendant or to which any of their properties is subject other than routine litigation arising in the ordinary course of business, most, if not all, of which is expected to be covered by insurance, except as discussed below.

During 2004, the Company and its directors reached a settlement of the various stockholder litigation growing out of the acquisition by Daniel M. Gottlieb and Steven D. Lebowitz in 2001 of all of the common stock in our Company that they did not already own. These cases were entitled Lukoff v. G & L Realty Corp. et al., case number BC 241251, filed in the Superior Court for the State of California, County of Los Angeles, on December 4, 2000; Abrons v. G & L Realty Corp. et al., case number 24-C-00-006109, filed in the Circuit Court for Baltimore City, Maryland, on December 14, 2000; Morse v. G & L Realty Corp. et al., case number 221719-V, filed in the Circuit Court for Montgomery County, Maryland, on May 17, 2001; and Harbor Finance Partners v. Daniel M. Gottlieb et al., case number BC 251593, filed in the Superior Court for the State of California, County of Los Angeles, on June 1, 2001. The total payment in settlement of these suits was $1.25 million, of which approximately $1 million was paid from insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

All of the Company’s common stock is owned by Daniel M. Gottlieb and Steven D. Lebowitz. Accordingly, there is no established public market for our common stock.

The Company paid cash common stock dividends of $10 million in the first quarter of 2005 and $3 million in the third quarter of 2004. The Company also distributed property to its common stockholders in the second quarter of 2005 and the fourth quarter of 2004 as part of the spin off of its management company and its senior care properties valued for tax purposes at $4.3 million and $3.1 million, respectively.

The Company paid monthly dividends to holders of the Company’s Series A (GLRPRA) and Series B (GLRPRB) Preferred Stock on the fifteenth day of each month. Dividends are paid monthly at the rate of $2.56 and $2.45 per annum on shares of the Company’s Series A and Series B Preferred Stock, respectively. Distributions on the Company’s Series A and Series B Preferred Stock are senior to all classes of the Company’s Common Stock. The Company’s Series A and Series B Preferred Stock is listed on the New York Stock Exchange.

The Company is currently exploring its options with respect to the redemption of its outstanding preferred stock so as to be able to operate as a private company. Like many other public companies of our size, we have found the costs of complying with the requirements of Sarbanes Oxley to be burdensome. The Company’s Series A and Series B preferred stock are both currently redeemable at a price of $25 per share upon thirty days notice to the preferred stockholders. No assurances can be given at this time as to whether we will ultimately elect to redeem the outstanding preferred stock and go private, or to continue as a public company, or participate in some other transaction.

ITEM 6. CONSOLIDATED SELECTED FINANCIAL DATA

The following table sets forth consolidated selected financial and operating information for the Company for each of the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The following information should be read in conjunction with all of the financial statements and notes thereto included in this Form 10-K. This data also should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The consolidated selected financial and operating data as of December 31, 2005, 2004, 2003, 2002 and 2001 and for each of the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from audited financial statements. See “Recent Developments” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the Company’s spin off of its membership interest in G&L Realty Corp., LLC on June 30, 2005 as well as the spin off of its skilled nursing facility and assisted living facility assets on November 1, 2004.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Operating Data:
Revenues:
Rental	$22,316	$26,598	$23,016	$23,164	$21,494
Patient revenues	—	6,736	26,129	24,261	21,057
Tenant reimbursements	3,483	3,381	3,055	2,497	1,606
Reimbursements from related party	949	—	—	—	—
Parking	1,817	1,722	1,644	1,472	1,439
Interest and loan fees	1,501	1,905	787	2,459	2,801
Other income	246	1,529	2,563	1,413	1,790

Total revenues	30,312	41,871	57,194	55,266	50,187

Expenses:
Property operations	7,754	7,747	7,748	7,329	7,428
Skilled nursing operations	—	6,287	23,901	21,421	19,004
Depreciation and amortization	3,106	4,544	4,876	4,908	4,792
Interest	11,146	10,592	25,122	13,606	10,490
Loss on sale of bonds receivable	—	—	120	—	—
General and administrative	4,142	5,641	4,551	3,280	3,953
Provision for doubtful accounts, notes and bonds receivable	414	1,401	975	1,542	1,004
Impairment of assets	4,094	8,139	—	—	—

Total expenses	30,656	44,351	67,293	52,086	46,671

(Loss) income from operations before minority interests, equity in earnings (loss) of unconsolidated affiliates and income (loss) from discontinued operations	(344)	(2,480)	(10,099)	3,180	3,516
Equity in earnings (loss) of unconsolidated affiliates	591	9	3,743	(140)	205
Minority interest in consolidated affiliates	(533)	(564)	(150)	(285)	(302)
Corporate income tax expense	—	—	(136)	(295)	(85)

(Loss) income from operations before discontinued operations	(286)	(3,035)	(6,642)	2,460	3,334

Net income (loss) from discontinued operations	76	(718)	(185)	(291)	2,796
Gain from sale of discontinued operations	7,712	2,536	7,347	2,320	—

Total income from discontinued operations	7,788	1,818	7,162	2,029	2,796

Net income (loss)	7,502	(1,217)	520	4,489	6,130
Dividends on preferred stock	(6,678)	(7,162)	(7,162)	(7,162)	(7,162)

Net income (loss) to common stockholders	$824	$(8,379)	$(6,642)	$(2,673)	$(1,032)

	At or for the Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)
Cash Flow Data:
Net cash provided by (used in) operating activities	$8,006	$11,277	$(936)	$3,871	$15,482
Net cash (used in) provided by investing activities	(1,115)	188	22,549	11,612	(2,809)
Net cash used in financing activities	(2,603)	(12,907)	(12,029)	(15,156)	(13,425)

Balance Sheet Data:
Land, buildings and improvements, net	$84,944	$86,096	$125,718	$123,645	$118,594
Assets held for sale	—	10,410	30,337	50,695	50,009
Mortgage loans and bonds receivable, net	10,088	7,658	764	1,829	11,976
Total investments	95,032	104,164	156,819	176,169	180,579
Total assets	117,490	125,722	188,217	198,008	205,024
Total debt	159,346	157,690	196,327	194,092	192,698
Total stockholders’ (deficit) equity	(43,545)	(35,144)	(14,293)	(2,272)	901

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

Recent Developments

Over the past two years, we have endeavored to re-focus our activities on the development, ownership and operation of MOBs in Southern California and to generally clean up our balance sheet by removing assets not related to that core focus. Consequently, since the beginning of 2004, we have either sold to third parties or spun-off to our Founding Stockholders (i) our retail properties (other than those retail areas located within or specifically ancillary to our MOBs), (ii) our skilled nursing facility and assisted care living facility assets, (iii) certain minority interests in entities owning or managing residential real estate, (iv) certain non-management minority interests in MOB development projects located outside of our core southern California base, and (v) certain related party promissory notes. In order to reduce the potential for conflicts of interest and to provide more flexibility to our management company, we have also spun-off our management company operations to our Founding Stockholders, and are now managed under a long term management agreement with that company. In order to protect the interests of our preferred stockholders, that management agreement specifically subordinates all management fees to the payment of dividends on our preferred stock and to the liquidation preference of the holders of our preferred stock. Since the spin-off of our skilled nursing facility and assisted living facility assets, we have operated in only one business segment – the ownership, acquisition, development and management of medical office buildings.

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders in order to focus our activities on the medical office building segment of our business. Assets with a net asset value (based on independent fair market valuations of these skilled nursing and assisted living facilities) of approximately $5.03 million were distributed in this spin-off. These assets are now held by G&L Senior Care Properties, LLC, a company controlled by our common stockholders. Sometimes we refer to our skilled nursing facilities as “SNFs”, to our assisted living facilities as “ALFs” and generally to our SNFs and ALFs as our “senior care properties” or “senior care assets.”

On June 30, 2005, the Company distributed its membership interests in G&L Realty Corp., LLC, a wholly-owned subsidiary of the Company, to its common stockholders. G&L Realty Corp., LLC provides management services to both the Company and G&L Senior Care Properties, LLC. As part of the distribution of G&L Realty Corp., LLC to the Company’s stockholders, the Company entered into a management agreement with G&L Realty Corp., LLC. The management agreement calls for G&L Realty Corp., LLC to continue to provide management services to the Company in exchange for the reimbursement of the costs associated with such services through the end of 2005. These costs represented approximately 35% of the total overhead costs of G&L Realty Corp., LLC during 2005.

Effective January 1, 2006, the Company began paying fees to G&L Realty Corp., LLC based on a schedule of fixed fees as provided for in the management agreement. In addition, the Company, commencing January 1, 2006, began reimbursing G&L Realty Corp., LLC for all reasonable out-of-pocket expenses, including the cost of any on-site managers or on-site personnel provided at the request of our Company, but not any home office or general and administrative personnel. G&L Realty Corp., LLC also provides leasing services, but receives no additional compensation with respect to the provision of such services. Historically, the Company has made only limited use of outside brokers to obtain tenants. As a result of the management agreement with G&L Realty Corp., LLC, the Company has no employees and has effectively out-sourced all of its day-to-day operating functions.

Messrs. Gottlieb and Lebowitz, the Chief Executive Officer and President, respectively, of the Company, are the majority owners of G&L Realty Corp., LLC and have full control over the decision-making of G&L Realty Corp., LLC. Thus, the controlling stockholders of the Company will continue to have significant involvement in the management and operations of G&L Realty Corp., LLC.

Prior to the distribution of G&L Realty Corp., LLC, the Operating Partnership contributed to that company (i) the two notes receivable due from Messrs. Gottlieb and Lebowitz totaling $5.1 million to G&L Realty Corp., LLC, (ii) its $1 million investment in a company engaged in the business of managing and acquiring low cost housing, and (iii) its $2.7 million limited partnership investment in a limited partnership formed to acquire and develop a vacant parcel of land in Northern California. Accordingly, these assets were distributed to the Company’s common stockholders as part of the distribution of G&L Realty Corp., LLC on June 30, 2005. In connection with the distribution, the Company obtained an independent appraisal of the fair market value of G&L Realty Corp., LLC as an independent company. The appraisal valued G&L Realty Corp., LLC at $4.3 million, compared to a carrying value of $8.4 million. The excess of the carrying value of the net assets over the fair value in the amount of $4.1 million was recognized as an impairment loss on the Company’s financial statements.

Critical Accounting Policies

Revenue recognition. The majority of the Company’s revenues results from rents from operating leases. Base rental income is recognized on a straight-line basis over the term of the lease regardless of when payments are due. Certain leases include rent concessions and escalation clauses creating an effective rent that is included in unbilled rent receivable. Prior to April 1, 2004, the Company’s revenue also consisted of patient revenue derived from its operation of three skilled nursing facilities located in Massachusetts. Patient revenue was reported at the estimated net realizable amount from patients, third party payors and others for services rendered, net of contractual adjustments. Since April 1, 2004, the Company no longer holds the operating licenses for the three SNFs located in Massachusetts and has not derived any revenues from patients. The Massachusetts facilities were among the assets of G&L Senior Care Properties, LLC that were spun off to the Company’s common stockholders in November 2004.

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

Long-lived assets. The Company’s assets consist mainly of investments in real property. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. During 2005, the Company recorded an impairment loss of $4.1 million associated with the distribution of the Company’s interest in G&L Realty Corp., LLC to its common stockholders as of June 30, 2005. In 2004, the Company recorded an impairment loss of $8.1 million associated with the senior care spin-off. The Company recorded no impairment losses in 2003.

Results of Operations

Comparison of the Year Ended December 31, 2005 Versus the Year Ended December 31, 2004

Total revenues decreased by $11.6 million, or 28%, from $41.9 million for the year ended December 31, 2004, to $30.3 million for the same period in 2005. The decrease was due to a $6.7 million decrease in patient revenues, a $4.3 million decrease in rental revenue, a $1.3 million decrease in other income and a $0.4 million decrease in interest income. These decreases were offset by a $0.9 million increase in reimbursements from G&L Senior Care Properties, LLC, following the spin-off of that company to our common stockholders in November 2004.

Patient revenues decreased by $6.7 million, or 100%, from $6.7 million for the year ended December 31, 2004, to $0 for the same period in 2005. On April 1, 2004, the licenses to operate the three SNFs in Massachusetts were transferred to the manager of those facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements. As of April 1, 2004 and through the date of the spin-off on November 1, 2004, the Company recorded rental income per the terms of the leases it entered into with the new owners of the operating licenses for these facilities. The Company’s other skilled nursing and assisted living facilities had triple net leases in place prior to April 1, 2004.

Rents, tenant reimbursements, reimbursements from related party and parking revenues decreased by $3.1 million, or 10%, from a combined total of $31.7 million for the year ended December 31, 2004, to $28.6 million for the same period in 2005. The $5.1 million decrease in rental revenues was the natural consequence of the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. After the spin-off, the Company no longer has any ownership in those assets, and thus does not recognize any rental revenue related to those facilities. This decrease was offset by an increase in reimbursements from related party of $0.9 million due to amounts billed to G&L Senior Care Properties, LLC under the cost sharing agreement discussed above under Recent Developments. The cost sharing agreement called for the Company to be reimbursed by G&L Senior Care Properties, LLC for approximately 65% of the Company’s general and administrative expenses. During the first two quarters of 2005, the Company billed $0.9 million to G&L Senior Care Properties, LLC pursuant to this cost sharing agreement. In addition, rental revenue increased an additional $1.1 million due to the non-fixed rent increases pursuant to the Company’s MOB leases.

Interest and loan fee income decreased by $0.4 million, or 21%, from $1.9 million for the year ended December 31, 2004 to $1.5 million for the same period in 2005. Approximately $1.1 million of this decrease was due to additional interest earned in 2004, on the Company’s note receivable from Lakeview Associates, LLC (“Lakeview”). Lakeview, a joint venture in which the Company owned a 50% interest, sold its two-story, 80-unit assisted living facility (“ALF”) located in Yorba Linda, California in September 2004. The Company had a second deed of trust note on the ALF owned by Lakeview and had not been recognizing the interest income due under the note due to uncertainty of collection. Upon the sale of the ALF, Lakeview repaid the second deed of trust note and all accrued interest and the Company recognized the payment of the accrued interest as interest income. This decrease was offset by a $0.4 million increase in interest income reflecting interest earned on the two promissory notes from G&L Senior Care Properties, LLC. The $2 million promissory note due from G&L Senior Care Properties, LLC was repaid in full on April 1, 2005. In addition, $0.3 million of the increase in interest income was due to interest earned on the Company’s cash on hand which was higher than during the year ended December 31, 2004.

Total expenses decreased by $13.7 million, or 31%, from $44.4 million for the year ended December 31, 2004, to $30.7 million for the same period in 2005. The decrease was due to a decrease in skilled nursing operation costs of $6.3 million, a decrease in the impairment of assets of $4.0 million, a decrease in depreciation and amortization expense of $1.4 million, a decrease in provisions for doubtful accounts, notes and bonds receivable of $1.0 million and a decrease in general and administrative costs of $1.5 million. These decreases were offset by an increase in interest expense of $0.5 million.

Skilled nursing operations decreased by $6.3 million, or 100%, from $6.3 million in for the year ended December 31, 2004, to $0 for the same period in 2005. On April 1, 2004, the licenses to operate the three SNFs in Massachusetts were transferred to the manager of the facilities. Upon the transfer of these licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

Depreciation and amortization expense decreased $1.4 million, or 36%, from $4.5 million for the year ended December 31, 2004, to $3.1 million for the same period in 2005. This decrease was a natural consequence of the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. The Company recorded $1.3 million of depreciation and amortization expense related to its skilled nursing and assisted living facilities in the year ended December 31, 2004. After the spin-off, the Company no longer has any ownership interest in those assets, and thus does not record any depreciation or amortization expense related to those assets. On March 24, 2005, the Company sold an office and retail complex located in Coronado, California which accounted for the remaining decrease in depreciation and amortization expense.

Interest expense increased $0.5 million, or 5%, from $10.6 million for the year ended December 31, 2004, to $11.1 million for the same period in 2005. Interest expense increased $2.1 million due to pre-payment fees and the write-off of deferred loan fees relating to the early repayment of two separate loans totaling $14.0 million. On March 23, 2005, the Company refinanced the existing loan secured by its MOB located in Mission Hills, California with a new $17.8 million loan. In connection with the early repayment of the existing loan, the Company paid a prepayment penalty and wrote off loan fees totaling $0.8 million. In addition, on October 14, 2005, the Company refinanced the existing loan secured by two of its properties located in Tustin, California with a new $13.5 million loan. In connection with the early repayment of the existing loan, the Company incurred a prepayment penalty and wrote off loan fees totaling $1.3 million. These increases were offset by a $1.9 million decrease in interest expense due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004.

General and administrative costs decreased by $1.5 million, or 27%, from $5.6 million for the year ended December 31, 2004, to $4.1 million for the same period in 2005. This decrease was attributed to the June 30, 2005 distribution to our common stockholders of the Company’s interest in G&L Realty Corp., LLC which provides management services to both the Company and G&L Senior Care Properties, LLC. Prior to the distribution of G&L Realty Corp., LLC, the Company recorded 100% of the general and administrative costs incurred by G&L Realty Corp., LLC under general and administrative expenses in its financial statements and recognized the percentage of general and administrative expenses reimbursed by G&L Senior Care Properties, LLC as reimbursement revenue. Incident to the distribution of G&L Realty Corp., LLC, the Company entered into the management agreement with G&L Realty Corp., LLC discussed above under Recent Events. These reimbursed costs represent approximately 35% of the total overhead costs of G&L Realty Corp., LLC. Subsequent to June 30, 2005, general and administrative expenses consist solely of amounts paid or reimbursed by the Company to G&L Realty Corp., LLC.

Provisions for doubtful accounts, notes and bonds receivable decreased by $1.0 million, or 71%, from $1.4 million for the year ended December 31, 2004, to $0.4 million for the same period in 2005. This decrease is mainly the result of a decrease in reserves associated with the skilled nursing facility and assisted living facility assets spun-off on November 1, 2004.

Impairment of assets decreased by $4.0 million, or 49%, from $8.1 million for the year ended December 31, 2004, to $4.1 million for the same period in 2005. The Company recorded an impairment loss in the amount of $8.1 million during 2004 associated with the spin-off of the Company’s senior care assets to its common stockholders of record on November 1, 2004. During 2005, the Company recorded an impairment loss in the amount of $4.1 million associated with the distribution of the Company’s membership interest in G&L Realty Corp., LLC to its common stockholders as of June 30, 2005.

Equity in earnings of unconsolidated affiliates increased $0.6 million from the year ended December 31, 2004 compared to the same period in 2005. This increase was due to the spin-off of the Company’s skilled nursing facility and assisted living facility assets on November 1, 2004. During 2004, the Company realized losses totaling $0.1 million related to its investments in certain unconsolidated entities which owned skilled nursing or assisting living facilities. Subsequent to the spin-off, the Company no longer has any ownership interest in those entities and thus does not recognize any income or loss related to those entities. In addition, in 2005, the Company recognized $0.5 million of income related to its investment in G&L Grabel San Pedro, LLC, a joint venture in which the Company owns a 50% interest. On April 7, 2005, G&L Grabel San Pedro, LLC refinanced its MOBs and distributed $2.5 million to the Company. The $2.5 million distribution was $0.5 million in excess of the Company’s basis in that limited liability company and was recorded as income because the Company has no obligation to return such distribution.

Total income from discontinued operations increased $6 million from $1.8 million for the year ended December 31, 2004 to $7.8 million for the same period in 2005. The main reason for this increase was the sale of Coronado Plaza, an office and retail center located in Coronado, California for $18.2 million on March 24, 2005. The Company recognized a gain of $7.7 million in connection with the sale. In 2004, income from discontinued operations consisted of a $0.3 million gain from the sale of the Company’s membership interest in a limited liability company that owned an ALF located in Tarzana, California in January 2004, a $0.3 million gain from sale of a research and development building located in Irwindale, California in March 2004 as well as a $2.1 million gain from the sale of an MOB located in Tustin, California in August 2004. These gains were offset by a loss of $0.2 million associated with the June 2004 sale of a 59-bed SNF located in Chico, California.

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

Patient revenues decreased by $19.4 million, or 74%, from $26.1 million for the year ended December 31, 2003, to $6.7 million for the same period in 2004. On April 1, 2004, the licenses to operate the three SNFs in Massachusetts were transferred to the manager of those facilities. Upon the transfer of these licenses, the Company no longer reflected the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements. As of April 1, 2004, the Company recorded rental income per the terms of the leases it entered into with the new owners of the operating licenses. On November 1, 2004, the Company spun off all of its senior care assets to its common stockholders including the three facilities located in Massachusetts.

Rents, tenant reimbursements and parking revenues increased by $4.0 million, or 15%, from a combined total of $27.7 million for the year ended December 31, 2003, to $31.7 million in 2004. $2.2 million of this increase was due to an increase in rental revenue at the Company’s three SNFs located in Massachusetts. Subsequent to the transfer of the operating licenses mentioned above, the Company recorded rental income per the terms of the new leases entered into with the manager of these facilities. An additional $0.5 million of the increase in rental revenues was due to the acquisition of a 155-bed SNF located in Goodyear, Arizona, in June 2004 and spun-off to our common stockholders in November of that same year. Also, a new rental agreement with the operator of the Company’s SNF located in Hyattsville, Maryland accounted for an additional $0.3 million in rental revenues. The remaining $1.0 million increase consisted of a $0.7 million increase in rental revenue due to increased occupancy and rental rates at the Company’s MOB properties as well as a $0.3 million increase in tenant reimbursements for building operating expenses. Tenant reimbursements have increased because the Company has been obtaining higher reimbursements of operating expenses from its tenants under new and renewed lease agreements.

Interest and loan fee income increased $1.1 million, or 137%, from $0.8 million for the year ended December 31, 2003, to $1.9 million in 2004. $0.9 million of this increase was due to additional interest accrued on the Company’s note receivable from Lakeview. The Company had a second deed of trust note on the ALF owned by Lakeview and had been recognizing a bad debt expense with respect to the monthly interest payments owed on the note due to uncertainty of collection. Upon the sale of the ALF, Lakeview repaid the second deed of trust note and all accrued interest and the Company recognized the payment of accrued interest as interest income. The remaining $0.2 million increase in interest and loan fee income was due to additional interest earned on the Company’s cash on hand. As of December 31, 2004, the Company had approximately $10.5 million in cash on hand.

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

Skilled nursing operation costs decreased by $17.6 million, or 74%, from $23.9 million for the year ended December 31, 2003, to $6.3 million for the same period in 2004. On April 1, 2004, the licenses to operate the three SNFs located in Massachusetts were transferred to the manager of those facilities. Upon the transfer of these licenses, the Company no longer reflected the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

Depreciation and amortization expense decreased $0.4 million, or 8%, from $4.9 million for the year ended December 31, 2003, to $4.5 million for the same period in 2004. This decrease of $0.3 million was with the natural result of the spin-off of all of the Company’s senior care assets to its common stockholders on November 1, 2004.

Interest expense decreased $14.5 million, or 58%, from $25.1 million for the year ended December 31, 2003, to $10.6 million for the same period in 2004. The primary reason for the decrease was the $11.1 million of pre-payment fees and the write-off of deferred loan fees, incurred during 2003, relating to the early repayment of four separate loans totaling $69.5 million. During 2003, the Company refinanced a $26.2 million loan secured by four of its MOBs located in Beverly Hills, California, a $31.5 million loan secured by MOBs located in Beverly Hills, Sherman Oaks and La Jolla, California, a $7.2 million loan secured by another MOB located in Beverly Hills, and a $4.6 million loan secured by an MOB located in Santa Clarita, California. An additional $3.9 million of this decrease was due to the repayment in September 2003 of the Company’s $35 million loan obtained in October 2001 in order to repurchase the Company’s outstanding common stock held stockholders other than Messrs. Daniel M. Gottlieb and Steven D. Lebowitz. Also, $0.3 million of this decrease was due to a decrease in 2003 in the fair market value of the LIBOR interest rate cap associated with the $35 million loan. An additional $0.5 million decrease was due to a decrease in interest expense associated with the spin-off of all of the Company’s senior care assets to its common stockholders on November 1, 2004. These decreases were offset by a $1.3 million increase in interest expense due to the 2003 refinancing of four mortgage loans totaling $69.5 million with new mortgage loans totaling $123.3 million.

General and administrative costs increased $1 million, or 22%, from $4.6 million for the year ended December 31, 2003, to $5.6 million for the same period in 2004. $0.6 million of this increase was attributed to increased legal and consulting costs associated with the spin-off of the Company’s senior care assets to its common stockholders of record on November 1, 2004 along with certain potential refinancing and capital raising transactions that were never consummated. The remaining $0.4 million increase was the result of an increase in reserves associated with the $513,602 letter of credit in which the Company is the guarantor on and which was called upon in March 2005.

Provisions for doubtful accounts, notes and bonds receivable increased by $0.4 million, or 40%, from $1.0 million for the year ended December 31, 2003, to $1.4 million for the same period in 2004. $0.8 million of this increase is the result of an increase in the Company’s provision for doubtful accounts associated with the Company’s three SNFs located in Massachusetts. Also, the Company increased its provision for doubtful bonds by an additional $0.3 million relating to the subordinated bonds purchased by the Company in 1999. These increases were offset by a $0.7 million decrease in provision for doubtful accounts associated with the Company’s SNF located in Hoquiam, Washington, which was included among the skilled nursing facilities spun-off on November 1, 2004.

The Company recorded an impairment loss in the amount of $8.1 million during 2004 associated with the spin-off of the Company’s senior care assets to its common stockholders on November 1, 2004.

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

Gains from sale of discontinued operations decreased $4.8 million, or 66%, from $7.3 million for the year ended December 31, 2003, to $2.5 million for the same period in 2004. The Company recognized net gains from discontinued operations in the amount of $2.5 million during 2004 due to the sale of an MOB, a research and development building and an SNF as well as the Company’s membership interest in a consolidated limited liability company that owned an ALF. The sale, in January 2004, of the Company’s membership interest in a limited liability company that owned an 80-unit ALF located in Tarzana, California accounted for $0.3 million of this gain while the March 2004 sale of a two-story, 48,000 square foot research and development building located in Irwindale, California accounted for an additional $0.3 million. In August 2004, the Company sold its 10,000 square foot MOB located in Tustin, California recognizing a gain of $2.1 million. These gains were offset by the $0.2 million loss on the sale of a 59-bed SNF located in Chico, California in June 2004. During 2003, the Company recognized net gains from discontinued operations in the amount of $7.3 million. The sale, in October 2003, of a one-story, 9,100 square foot retail facility located in Aliso Viejo, California accounted for a net gain of $0.8 million, while the sale, in December 2003, of a two-story, 26,000 square foot MOB located in Burbank, California accounted for a net gain of $1.4 million. In addition, in December 2003, the Company sold its membership interest in a limited liability company that owned a 92-unit ALF located in Santa Monica, California for $6 million and recognized a net gain on sale of $5.1 million.

Liquidity and Capital Resources

As of December 31, 2005, the Company had approximately $14.8 million of cash on hand. The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of its MOB properties. The Company’s MOB Properties contain approximately 742,000 rentable square feet and, as of January 31, 2006 were approximately 98.8% leased to over 400 tenants with lease terms typically ranging from three to ten years.

The Company’s principal external sources of capital consist of various secured loans and selective asset sales. As of December 31, 2005, the Company had secured loans outstanding of approximately $159.3 million. During 2004, the Company obtained a $3 million secured line of credit that is secured by a first deed of trust on land owned by the Company in Santa Clarita, California. In April 2005, the line of credit was increased to $4 million. As of December 31, 2005, the Company had no outstanding borrowings under the line of credit. The Company has also been selling some of its assets which has provided additional liquidity. During 2005, the Company received net proceeds of $4.4 million from the sale of an office and retail center located in Coronado, California. The Company’s 2005 asset sales and refinancings are discussed below.

•	On March 23, 2005, the Company refinanced the Holy Cross Medical Plaza, a 72,000 square foot MOB located in Mission Hills, California with a new $17.8 million loan from Countrywide Commercial Real Estate Finance, Inc. The Company received net proceeds of $9.7 million from the refinancing after repayment of the existing $7.1 million mortgage loan, prepayment penalties and closing costs. The new loan is for ten years but is interest only for two years and bears interest at a fixed rate of 5.71% per annum.

•	On March 24, 2005, the Company sold Coronado Plaza, a 47,000 square foot office and retail center located in Coronado, California for $18.2 million. The buyer assumed the existing mortgage loan of $13.6 million and the Company received net proceeds of $4.4 million after all closing costs. The Company recognized a gain of $7.7 million.

•	On April 7, 2005, G&L Grabel San Pedro, LLC, in which the Company owns a 50% interest, refinanced three MOBs with a new $7.7 million loan. The Company received net proceeds of $2.4 million G&L Grabel San Pedro, LLC repaid the existing $4.6 million mortgage loan, prepayment penalties and closing costs. The new loan is for ten years but is interest only for two years and bears interest at a fixed rate of 5.64% per annum.

•	On October 14, 2005, the Company refinanced its two properties located in Tustin, California with a new $13.5 million loan. The Company received proceeds of $5.3 million from the refinancing after repayment of the existing $6.9 million mortgage loan, prepayment penalties and closing costs. The new loan bears interest at a fixed rate of 5.29% and is due on October 8, 2015.

The Company paid monthly dividends of $0.56 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during 2005 to holders of record on the first day of each month. On March 31, 2005, the Company distributed $10.0 million to holders of the Company’s Common Stock.

On June 30, 2005, the Company distributed to the holders of its common stock, its membership interests in G&L Realty Corp., LLC, which provides management services to both the Company and G&L Senior Care Properties, LLC. The appraised value of G&L Realty Corp., LLC at the time of the distribution was $4.3 million, as compared to a carrying value of $8.4 million. The excess of the carrying value of the net assets over the fair value in the amount of $4.1 million was recognized as an impairment loss on the Company’s financial statements.

While the Company is highly leveraged, the Company expects to continue meeting its short-term liquidity requirements through its working capital and cash flow provided by operations and its line of credit. The Company also expects to maintain stockholder distributions in accordance with REIT requirements, although no assurances can be given that the current level of distributions will be maintained. Long-term liquidity requirements such as refinancing mortgages, financing acquisitions and financing capital improvements will be accomplished through long-term borrowings, the sale of assets and joint venture arrangements. While we may sell assets from time to time to take advantage of market opportunities, we do not currently foresee any need to sell assets in order to meet our short or medium term liquidity needs.

Sources and Uses of Funds

The Company’s net cash from operating activities decreased $3.3 million from $11.3 million for the year ended December 31, 2004 to $8.0 million for the same period in 2005. The decrease is due to an increase in net gains from the sale of discontinued operations of $5.2 million, a decrease in the impairment of assets of $4.0 million, a decrease in depreciation and amortization of $1.9 million, a $0.9 million increase in the change in tenant rent and reimbursements receivable, an increase in earnings of unconsolidated affiliates of $0.6 million and a $1.0 million decrease in provisions for doubtful accounts, notes and bonds receivable. These were offset by an $8.7 million increase in net income and a $1.5 million decrease in the change in deferred charges and other assets.

Net cash used in investing activities decreased $0.2 million from net cash used of $1.3 million for the year ended December 31, 2004 to net cash used of $1.1 million for the same period in 2005. The decrease was due to a $9.3 million decrease in sales of real estate assets, a $1.6 million increase in investments in notes and bonds receivable and a $2.5 million increase in pre-acquisition costs. These decreases were offset by a $2.3 million increase in principal payments received from notes and bonds receivable, a $7.7 million decrease in purchases of real estate assets, a $0.7 million decrease in projects under development costs, a $1.0 million decrease in contributions to unconsolidated affiliates, a $1.2 million increase in restricted cash and a $0.7 million decrease in additions to rental properties.

Net cash flows used in financing activities decreased approximately $8.8 million, or 77%, from $11.4 million for the twelve months ended December 31, 2004, to $2.6 million for the same period in 2005. The decrease was due to a $10.1 million increase in notes payable proceeds, a $0.6 million decrease in the repayment of notes payable and a $4.4 million decrease in purchases of preferred stock. These were offset by a $6.3 million increase in distributions to stockholders.

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

As of December 31, 2005, the Company had investments in one unconsolidated limited liability company, G&L Grabel San Pedro, LLC, which was formed for the purpose of acquiring and owning three medical office buildings in San Pedro, California. Per the terms of that company’s operating agreement, the Company could be required to advance additional funds to this company if the operating activities of the company are insufficient to satisfy the obligations of the company. Any additional funds advanced to the company would be treated as additional equity contributions and would be recorded as an investment in unconsolidated affiliates on the Company’s balance sheets. As of March 31, 2006, all of the assets of G&L Grabel San Pedro, LLC were under contract to be sold. Accordingly, we believe it unlikely that our Company will be called upon to advance any funding under this agreement.

Contractual Obligations

As of December 31, 2005, the Company had the following contractual obligations outstanding:

	2006	2007	2008	2009	2010	Thereafter	Total
		(in thousands)
Obligations:

Fixed rate mortgage debt:
Interest	$8,940	$8,804	$8,669	$8,280	$7,287	$14,881	$56,861
Principal	2,262	2,552	2,744	10,090	55,578	86,120	159,346

	$11,202	$11,356	$11,413	$18,370	$62,865	$101,001	$216,207

Debt Structure

As of December 31, 2005, the Company had twelve loans totaling $159.3 million. The terms of these loans are described below.

On July 2, 1999, the Company obtained a $10 million long-term loan from Ohio National Life Insurance Company secured by its six building portfolio of MOBs located at the Henry Mayo Newhall Hospital campus in Santa Clarita, California. The loan, which is due on July 1, 2009, bears interest at a fixed rate of 6.85% per annum and had an unpaid balance of $8.5 million as of December 31, 2005.

On February 28, 2003, the Company refinanced its 435 N. Roxbury Drive MOB with a new $8.2 million loan from Morgan Stanley Dean Witter Mortgage Capital, Inc. The new loan bears interest at a fixed rate of 5.55% per annum and is due on February 1, 2013. The new loan requires monthly principal and interest payments of $47,000 (30-year amortization). As of December 31, 2005 the outstanding balance on this loan was $7.9 million.

On May 22, 2003, the Company refinanced its 49,000 square foot MOB located in Valencia, California with a new $8.6 million loan from Morgan Stanley Dean Witter Mortgage Capital, Inc. The new loan bears interest at a fixed rate of 5.48% per annum and is due on June 1, 2013. As of December 31, 2005, the unpaid balance on this new loan was $8.3 million.

On June 3, 2003, the Company refinanced a mortgage loan that was secured by three of its MOBs and an adjacent parking garage located in Beverly Hills with four individual loans totaling $47.0 million with GMAC. The new loans bear interest at a fixed rate of 5.69% per annum and are due on July 1, 2013. The combined outstanding balance on the four loans was approximately $45.6 million as of December 31, 2005.

On September 30, 2003, the Company refinanced a mortgage loan that was secured by three of its MOBs and a research and development facility with three separate loans totaling $59.5 million with Morgan Stanley Mortgage

Capital, Inc. The new loans are secured by the Sherman Oaks Medical Plaza, the Regents Medical Center and the 436 North Bedford Drive MOB. The new loans bear interest at a fixed rate of 5.34% per annum and are due on October 1, 2010. As of December 31, 2005, the combined outstanding balance on the three loans was approximately $57.8 million.

On March 23, 2005, the Company refinanced a mortgage loan that was secured by the Holy Cross Medical Plaza with a new $17.8 million mortgage loan from Countrywide Commercial Real Estate Finance, Inc. The new loan is for ten years but is interest only for the first two years and bears interest at a fixed rate of 5.71% per annum. As of December 31, 2005, the unpaid balance on this note was $17.8 million.

On October 14, 2005, the Company refinanced the mortgage loan that was secured by two of its properties located in Tustin, California with a new $13.5 million loan from Countrywide Commercial Real Estate Finance, Inc. The Company used the proceeds to repay the remaining balance on the old loan of $6.9 million along with a prepayment penalty of $1.2 million. The new loan bears interest at a fixed rate of 5.29% and is due on October 8, 2015. As of December 31, 2005, the unpaid balance on this note was $13.5 million.

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

Inflation

The majority of the Company’s leases are long-term leases designed to mitigate the adverse effect of inflation. All of the Company’s long-term leases contain provisions that call for either annual rent increases equal to the increase in the Consumer Price Index or for specific annual rent increases usually ranging from 3-4%. Furthermore, many of the Company’s leases require tenants to pay a pro rata share of building operating expenses, including real estate taxes, insurance and common area maintenance. The effect of such provisions is to reduce the Company’s exposure to increases in costs and operating expenses resulting from inflation.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 123(R), “Share Based Payments” (SFAS No. 123(R)) which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first annual reporting period beginning after December 15, 2005. The Company does not anticipate that the adoption of this Statement will have a material impact on our financial statements.

In March 2005, FASB Interpretation No. (“FIN”) 47 was issued to clarify that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Statement has not had a material impact on our financial statements and no liability has been recorded as of December 31, 2005 with respect to any conditional asset retirement obligations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not believe that the adoption of this Statement will have a material impact on its financial statements.

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Abstract No.05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”, to address issues related to the amortization period of leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this Statement has not had a material impact on our financial statements.

Non-GAAP Supplemental Financial Measure

Industry analysts generally consider funds from operations (“FFO”) to be an appropriate measure of the performance of a REIT. The Company calculates FFO as defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is calculated to include the minority interests’ share of income from the Operating Partnership since the Operating Partnership’s net income is allocated proportionately among all owners of Operating Partnership units. The combined number of Operating Partnership units held by the Company is identical to the number of outstanding shares of the Company’s Common Stock, and owners of Operating Partnership units may, at their discretion, convert their units into shares of Common Stock on a one-for-one basis.

The Company believes that, in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in the Selected Financial Data and Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for each of the four quarters and the year ended December 31, 2005 for the Operating Partnership:

FUNDS FROM OPERATIONS

FOR THE FOUR QUARTERS AND YEAR ENDED DECEMBER 31, 2005

	2005 Fiscal Quarter				Year
	1st	2nd	3rd	4th	2005
	(In thousands, except per share data)
Funds from Operations (1):
Net income (loss)	$8,679	$(2,498)	$1,574	$(253)	$7,502
Depreciation of real estate assets	731	727	726	732	2,916
Amortization of deferred lease costs	34	33	36	35	138
(Gain) loss on sale of assets	(7,712)	—	—	—	(7,712)
Impairment of assets	—	4,094	—	—	4,094
Depreciation of real estate assets from unconsolidated affiliates	41	20	31	10	102
Adjustment for minority interest in consolidated affiliates	(23)	(23)	(22)	(24)	(92)
Dividends paid on preferred stock	(1,670)	(1,669)	(1,670)	(1,669)	(6,678)

Operating Partnership funds from operations	81	684	675	(1,169)	271
Minority interest in Operating Partnership	(4)	(36)	(36)	62	(14)

Funds from operations	$77	$648	$639	$(1,107)	$257

Dividends declared	$13.33	$—	$—	$—	$13.33
Cash dividends paid on Common Stock	10,000	—	—	—	10,000

Additional Data
Cash Flows:
Operating activities	1,164	3,909	1,310	1,623	8,006
Investing activities	3,130	(2,811)	(543)	(891)	(1,115)
Financing activities	(1,787)	(2,475)	(2,608)	4,267	(2,603)

Capital Expenditures:
Building improvements	95	283	260	21	659
Tenant improvements	207	362	215	192	976
Furniture, fixtures & equipment	5	12	45	8	70
Leasing commissions	18	11	13	57	99

Depreciation and Amortization:
Depreciation of real estate assets	732	727	726	731	2,916
Depreciation of non-real estate assets	12	14	12	16	54
Amortization of deferred lease costs	34	33	36	35	138
Amortization of capitalized financing costs	63	57	57	77	254

Rents:
Straight-line rent	5,768	5,458	5,656	5,741	22,623
Billed rent	5,761	5,411	5,564	5,683	22,419

1)	FFO represents net income (computed in accordance with GAAP, consistently applied), excluding extraordinary items and gains (or losses) from sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company’s operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of December 31, 2005 and December 31, 2004, the Company had no floating rate debt outstanding. The tables below provide information as of December 31, 2005 and 2004 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of December 31, 2005 and 2004.

	PRINCIPAL MATURING IN:						Total	Fair Market Value December 31, 2005
	2006	2007	2008	2009	2010	Thereafter
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,262	$2,552	$2,744	$10,090	$55,578	$86,120	$159,346	$147,031
Average interest rate	5.58%	5.58%	5.58%	5.58%	5.58%	5.58%	5.58%

	$2,262	$2,552	$2,744	$10,090	$55,578	$86,120	$159,346	$147,031

	PRINCIPAL MATURING IN:						Total	Fair Market Value December 31, 2004
	2005	2006	2007	2008	2009	Thereafter
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,237	$2,373	$2,518	$8,889	$9,742	$131,931	$157,690	$162,755
Average interest rate	5.71%	5.71%	5.71%	5.63%	5.63%	5.57%	5.67%

	$2,237	$2,373	$2,518	$8,889	$9,742	$131,931	$157,690	$162,755

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See Index to Consolidated Financial Statements and Schedules on Page 43.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the Company’s directors as of March 31, 2006, based on information furnished to us by each director.

Name	Age	Position	Director Since
Daniel M. Gottlieb	65	Chief Executive Officer, Co-Chairman of the Board and Director	1993
Steven D. Lebowitz	65	President, Co-Chairman of the Board and Director	1993
Richard L. Lesher	72	Director	1993
Charles P. Reilly	63	Director	1993
S. Craig Tompkins	55	Director	1993

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

Mr. Tompkins has served as our director since we commenced operations in 1993. Mr. Tompkins also served until January 2005 as the Chairman of our Company’s Audit Committee and currently serves as Chairman of our Strategic Planning Committee. Mr. Tompkins also serves as a Managing Director of the Company’s affiliate, G&L Senior Care Properties, LLC, which specializes in the development, ownership and operation of skilled nursing facilities, and G&L Realty Corp. LLC, which provides various management services to the Company and to G&L Senior Care Properties, LLC.. Mr. Tompkins is the Director of Business Affairs for Reading International, Inc. (AMEX: RDI), a publicly traded company principally engaged in the development and operation of entertainment properties in the United States, Australia and New Zealand. He is also Chairman of the Advisory Committee of GWA Capital Partners, a hedge fund advisor specializing in investments in special situation companies. Mr. Tompkins was also as a Director of Fidelity Federal Bank, FSB, where he served on the Bank’s audit and compensation committees. Mr. Tompkins also served on the special board committee which oversaw the sale of the Bank, which closed on December 31, 2001. Prior to joining Reading in 1993, Mr. Tompkins was a partner specializing in corporate and real estate law in the law firm of Gibson, Dunn & Crutcher. Mr. Tompkins holds a bachelor’s degree, magna cum laude, from Claremont McKenna College and a J.D., magna cum laude, from Harvard Law School.

The following table sets forth the names, ages and positions of each of our executive officers as of December 31, 2005.

Name	Age	Position	Director Since
Daniel M. Gottlieb	65	Chief Executive Officer, Co-Chairman of the Board	1993
Steven D. Lebowitz	65	President, Co-Chairman of the Board	1993
John H. Rauch	75	Senior Vice President, Operations	1996
David E. Hamer	32	Vice President, Chief Accounting Officer, and Secretary	1998
Richard J. Gottlieb	36	Vice President	2002
Andrew S. Lebowitz	29	Vice President	2003

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

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely upon a review of Securities and Exchange Commission Forms 3, 4 and 5 furnished to the Company and certain written representations, the Company believes that all reports required by Section 16(a) of the Securities and Exchange Act of 1934 with respect to the Company’s fiscal year ended December 31, 2005 have been filed by its officers, directors and 10% beneficial owners.

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

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company’s code of ethics is filed as an exhibit to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information with respect to our executive officers during the year ended December 31, 2005. The Company did not grant any restricted stock awards, options or stock appreciation rights or make any long-term incentive plan payouts during the three years ended December 31, 2005. On June 30, 2005, the Company distributed its membership interest in G&L Realty Corp., LLC, the entity that employs the Company’s employees, to its common stockholders. Concurrent with the distribution, the Company entered into a management agreement with G&L Realty Corp., LLC, in order to retain the services of the employees that had previously worked directly for the Company. Subsequent to the distribution, the Company does not employ any individuals directly and is managed by G&L Realty Corp., LLC for which the Company compensates G&L Realty Corp., LLC based upon the terms of the management agreement that was entered into at the time of the distribution.

	Fiscal Year Ended December 31		Annual Compensation			All Other Compensation
Name and Principal Position			Salary($)	Bonus($)	Other Annual Compensation($)
Daniel M. Gottlieb Chief Executive Officer, Co-Chairman of the Board and Director	2005 2004 2003	(1)	$325,000 390,000 390,000	— 100,000 100,000	— — —	— — —

Steven D. Lebowitz President, Co-Chairman of the Board and Director	2005 2004 2003	(1)	$325,000 390,000 390,000	— 100,000 100,000	— — —	— — —

John H. Rauch Senior Vice President	2005 2004 2003	(1)	$71,000 135,000 128,000	— 45,000 40,000	— — —	— — —

David E. Hamer Vice President, Chief Accounting Officer and Secretary	2005 2004 2003	(1)	$75,000 142,500 135,000	— 33,000 27,500	— — —	— — —

Richard J. Gottlieb Vice President	2005 2004 2003	(1)	$62,500 110,000 100,000	65,000 17,500	— — —	— — —

Andrew S. Lebowitz Vice President	2005 2004 2003	(1)	$62,500 93,500 85,000	— 65,000 15,000	— — —	— — —

(1)	2005 Salary represents salary paid by the Company through June 30, 2005. All salaries for the executive officers were paid by G&L Realty Corp., LLC subsequent to the distribution of the Company’s membership interest in G&L Realty Corp., LLC to its common stockholders on June 30, 2005. All bonuses paid during 2005 were paid by G&L Realty Corp., LLC.

Employment Agreements and Arrangements

In March 2005, each of Daniel M. Gottlieb and Steven D. Lebowitz entered into separate but identical employment agreements with G&L Realty Corp., LLC for a term of three years. The agreements provide for automatic renewal for succeeding terms of one year unless G&L Realty Corp., LLC or Messrs. Gottlieb or Lebowitz give notice at least three months prior to expiration of any term. The employment agreements provide for a minimum annual base compensation equal to $650,000 per annum with annual increases subject to the approval of the Company’s board of directors. In addition, each of Messrs. Gottlieb and Lebowitz are entitled to receive an annual bonus subject to approval by the board of directors in an amount not less than 5% or more than 100% of annual base compensation. Furthermore, each agreement provides that Messrs. Gottlieb and Lebowitz are entitled: (1) to participate in all of our medical, dental, life insurance, retirement, profit sharing, stock incentive, disability and bonus plans which may be made available to our executives (only medical plans presently exist) and (2) to severance payments, under certain circumstances, equal to three times their then-current annual compensation.

Subsequent to the distribution of the Company’s membership interest in G&L Realty Corp., LLC on June 30, 2005, Messrs. Gottlieb and Lebowitz are no longer employees of the Company and their services are only available to the Company through the management agreement between the Company and G&L Realty Corp., LLC. Furthermore, the Company is no longer a party to the employment agreements with Messrs. Gottlieb and Lebowitz.

Option Grants for 2005

The Company granted no options in 2005.

Aggregated Option Exercises in 2005 and Options Values at December 31, 2005

There are currently no outstanding options.

Compensation of Directors

We pay an annual fee of $12,000 plus a fee of $1,000 for attending regular meetings and $500 for attending committee meetings to our directors who are not our employees. Our directors who are also officers are not paid any director fees. Messrs. Gottlieb and Lebowitz are the only directors who are also our officers. The reasonable expenses incurred by each director in connection with the performance of the director’s duties are also reimbursed by us.

Compensation Committee Interlocks and Insider Participation

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2006 regarding the beneficial ownership of common stock and operating partnership units by (1) each person or company known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (2) each of our directors, (3) each of our executive officers and (4) our directors and executive officers as a group. As of March 31, 2006 we had 710,199 shares of common stock outstanding. In addition there were 39,932 operating partnership units outstanding which were not owned by us. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person except as provided under applicable state marital property laws or as set forth in the notes following the table.

Name and address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares of Common Stock Outstanding(1)	Number of Units(2)	Percentage Interest In Operating Partnership(3)	Percentage Ownership in Company(4)	Number of Shares of Preferred Stock
Daniel M. Gottlieb 439 N. Bedford Drive Beverly Hills, CA 90210	383,582	54.0%	14,400	1.9%	53.1%	900

Steven D. Lebowitz 439 N. Bedford Drive Beverly Hills, CA 90210	326,617	46.0	12,404	1.7	45.2	6,800

Richard L. Lesher 1126 Cider Press Road Chambersburg, PA 17201	—	—	—	—	—	26,906

Name and address of Beneficial Owner	Number of Shares of Common Stock	Percentage of Shares of Common Stock Outstanding(1)	Number of Units(2)	Percentage Interest In Operating Partnership(3)	Percentage Ownership in Company(4)	Number of Shares of Preferred Stock
Charles P. Reilly 1721 Chevy Chase Drive Beverly Hills, CA 90210	—	—	—	—	—	—

S. Craig Tompkins 500 Citadel Drive Suite 300 Commerce, CA 90040	—	—	—	—	—	5,600

John H. Rauch 439 N. Bedford Drive Beverly Hills, CA 90210	—	—	—	—	—	—

David E. Hamer 439 N. Bedford Drive Beverly Hills, CA 90210	—	—	—	—	—	—

Richard J. Gottlieb 439 N. Bedford Drive Beverly Hills, CA 90210	—	—	—	—	—	—

Andrew S. Lebowitz 439 N. Bedford Drive Beverly Hills, CA 90210	—	—	—	—	—	1,495

Directors and Executive Officers as a group (9 persons)	710,199	100.0%	26,804	3.6%	98.3%	41,701

(1)	For the purposes of determining the percentage of outstanding common stock held by each person or group set forth in the table, the number of shares indicated as beneficially owned by such person or group is divided by the sum of the number of outstanding shares of common stock as of March 31, 2006. Assumes that none of the outstanding operating partnership units are converted into shares of common stock.
(2)	Units in the operating partnership (other than those held by us) are convertible at the option of the holder for shares of common stock or cash, at our election, at the date one year from the date of issuance. All operating partnership units are currently convertible. The conversion ratio is one operating partnership unit for one share of common stock.
(3)	Based on a total of 750,131 operating partnership units outstanding (excluding preferred units all of which are held by us), including the 710,199 operating partnership units held by our company as of March 31, 2006.
(4)	Assumes that all operating partnership units held by the person or group and all options exercisable within 60 days of March 31, 2006 held by the person or group are converted for shares of common stock and that none of the operating partnership units held by other persons are converted into shares of common stock, notwithstanding the percentage limitations under our charter that limits the number of shares that may be acquired by such person.

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

Certain Pre-Sarbanes Oxley Loans to Our Officers and Directors

In October 2001, the Operating Partnership loaned $5.2 million to Daniel M. Gottlieb and Steven D. Lebowitz, Chief Executive Officer and President, respectively, of the Company, to fund a $3.5 million tender offer for the Company’s Series A and Series B Preferred Stock and to repay $1.7 million of personal debt. Each of the $2.6 million loans to Messrs. Gottlieb and Lebowitz are for a term of ten years, bear interest at LIBOR plus 7.5% and require monthly interest only payments. Messrs. Gottlieb and Lebowitz have the option to accrue any and all interest payments, which shall then be added to the principal balance of the notes. As of December 31, 2004, the outstanding principal on these notes was $5.11 million and all accrued interest had been paid in full by Messrs. Gottlieb and Lebowitz. These notes were, in effect, distributed to our common stockholders during 2005 as part of the distribution of the Company’s membership interest in G&L Realty Corp., LLC which is discussed below.

Certain Asset Distributions to Our Common Stockholders.

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. Messrs. Gottlieb and Lebowitz were then and are today the sole common stockholders of the Company. In total, skilled nursing and assisted living assets having a net equity of $9.03 million, derived from current independent property appraisals less the existing property debt, have been spun-off to these stockholders. At the time of the spin-off, these assets were held by the Company’s consolidated subsidiary, G&L Senior Care Properties, LLC, and the spin-off was effectuated by a distribution of the Company’s membership interests in G&L Senior Care Properties, LLC. In addition to these skilled nursing facility and assisted living facility assets, G&L Senior Care Properties, LLC had cash of approximately $2 million, and indebtedness to the Company of $6 million as of the effective date of the spin-off. Accordingly, G&L Senior Care Properties, LLC at the time of the spin-off, had a net asset value (based on fair market valuations of its skilled nursing and assisted living facilities) of approximately $5.03 million.

Our Company continues to hold one promissory note issued by G&L Senior Care Properties, LLC, a long term promissory note in the amount of $4 million bearing interest at the rate of 10.75% per annum, and will for some time continue to be a creditor of G&L Senior Care Properties, LLC. A short term promissory note in the amount of $2 million, with interest only payable monthly and which was unsecured, was repaid on April 1, 2005. The long term promissory note has a term of 12 years, provides for flat monthly payments of interest and principal on a 25 year amortization basis, with a balloon payment of $3.32 million at the end of the term, and is secured by the interests of G&L Senior Care Properties, LLC in the various special purpose entities through which it holds its interest in its skilled nursing facility and assisted care living facility assets.

On June 30, 1005, our Company distributed to Messrs. Gottlieb and Lebowitz all of our Company’s interest in G&L Realty Corp, LLC, the management company which provides management services to our Company and to G&L Senior Care Properties LLC. At the time of the distribution, G&L Realty Corp., LLC’s assets included (i) two promissory notes from Messrs. Gottlieb and Lebowitz totaling $5.1 million, (ii) a $1 million investment in a company specializing in the management and ownership of low cost housing, and (iii) a $2.7 million minority investment as a limited partner in a limited partnership formed by unrelated parties to acquire and develop a vacant parcel of land Northern California. An independent appraisal conducted at the time of the distribution valued G&L Realty Corp., LLC at $4.3 million, as compared to a carrying value of $8.4 million. The excess of the carrying value of the net assets over the fair value in the amount of $4.1 million was recognized as an impairment loss in the Company’s financial statements.

Incident to the distribution, we also agreed to guarantee or otherwise lend certain funds to the Northern California limited partnership on a secured basis pending the procurement of construction finance by that limited partnership. Loans totaling $4.6 million were made during 2005, accruing interest at 9-10% per annum. These loans were repaid in full February 2006 as a part of the first funding under the limited partnership’s construction finance, and we have no further relationship with or commitments to that limited partnership.

Certain Stock Repurchases from Messrs. Gottlieb and Lebowitz.

On December 30, 2004, the Board of Directors approved the repurchase by the Company of the 90,797 shares of Series C Preferred Stock and the 102,290 shares of Series D Preferred Stock owned by Messrs. Gottlieb and Lebowitz for $4.44 million. The purchase price of $23.00 a share represented a 13% and 9% discount, respectively, to the market price of the Company’s Series A and Series B Preferred Stock at the time. The Series C and Series D Preferred Stock rank on a parity with the Series A and Series B Preferred Stock and share pari passu in dividends and at liquidation. Our Company completed the repurchase on December 30, 2004. Our Board considered the transaction as essentially the same as a dividend on our Company’s common stock, given that at this time all of our Common Stock was owned by Messrs. Gottlieb and Lebowitz.

Certain Cost Sharing and Management Agreements with Entities Owned by Messrs. Gottlieb and Lebowitz.

Following the spin-off, G&L Senior Care Properties, LLC is now owned and managed primarily by Daniel M. Gottlieb and Steven D. Lebowitz, the CEO and President, respectively, of the Company. Due to the substantial management overlap between the Company and G&L Senior Care Properties, LLC, the two companies, incident to the spin-off, entered into a cost sharing agreement to allocate between them each year the general and administrative costs of the two companies. At that time, management estimated that the skilled nursing facility and the assisted care living facility assets now owned by G&L Senior Care Properties, LLC, accounted for approximately 65% of the general and administrative costs of the two companies. Accordingly, under the cost sharing agreement, 65% of the Company’s general and administrative costs were reimbursed by G&L Senior Care Properties, LLC. Subsequent to the spin-off, general and administrative costs totaling $243,723 were allocated to and paid by G&L Senior Care Properties, LLC. As of December 31, 2005, G&L Senior Care Properties, LLC did not owe any money to the Company.

Incident to the spin-off on June 30, 2005 of G&L Realty Corp., LLC, the Company’s consolidated subsidiary through which management services were provided to the Company and G&L Senior Care Properties, LLC, a management agreement was put into place between the Company and G&L Realty Corp., LLC, providing for the ongoing provision of management services by G&L Realty Corp., LLC, to the Company. Initially, through December 31, 2005, this management agreement provided for essentially the same allocation of costs to the Company as under the cost sharing agreement discussed in the preceding paragraph. During the period July 1, 2005 through December 31, 2005, fees in the amount of approximately $730,000 were paid by the Company to G&L Realty Corp., LLC.

Effective January 1, 2006, the Company began paying fees to G&L Realty Corp., LLC based on a schedule of fixed fees as provided for in the management agreement. In addition, the Company, commencing January 1, 2006, began reimbursing G&L Realty Corp., LLC for all reasonable out-of-pocket expenses, including the cost of any on-site managers or on-site personnel provided at the request of our Company, but not any home office or general and administrative personnel. G&L Realty Corp., LLC also provides leasing services, but receives no additional compensation with respect to the provision of such services. Historically, the Company has made only limited use of outside brokers to obtain tenants. As a result of the management agreement with G&L Realty Corp., LLC, the Company has no employees and has effectively out-sourced all of its day-to-day operating functions.

Messrs. Gottlieb and Lebowitz, the Chief Executive Officer and President, respectively, of the Company, are the majority owners of G&L Realty Corp., LLC and have full control over the decision-making of that company. Thus, our Founding Stockholders continue to have significant involvement in the management and operations of our Company through G&L Realty Corp., LLC.

Certain Compensation Paid to Directors.

During 2005, the Company paid Mr. S. Craig Tompkins, a director of our Company, $400,000 for services provided to the Company, principally $300,000 for his services as lead director in connection with the defense between 2000 and 2004 of certain litigation brought against the Company, our Directors and Messrs. Gottlieb and Lebowitz relating to the 2001 merger transaction in which Messrs. Gottlieb and Lebowitz acquired all of the outstanding common stock of the Company which they did not already own. These fees were in addition to the regular fees paid to the members of the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual financial statements and for review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for 2005 were $210,500 and for 2004 were $198,700.

Audit-Related Fees

The aggregate fees for assurance and related services by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for 2005 and 2004 were $0.

Tax Fees

The aggregate fees for professional services rendered by Deloitte & Touche LLP for tax compliance, tax advice and tax planning for 2005 were $92,950 and for 2004 were $205,734. Most of the fees relate to preparation of the Company’s tax returns. During 2005, the Company paid Deloitte & Touche LLP $850 for tax advice. During 2004, the Company paid Deloitte & Touche LLP $23,734 for advice and consulting relating to the spin-off of its senior care assets to the Company’s common stockholders.

All Other Fees

The aggregate fees billed for products and services provided by Deloitte & Touche LLP, other than the services covered in “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” above, for 2005 were $5,300 and for 2004 were $1,950. The other services provided to the Company by Deloitte & Touche during 2005 and 2004 were related to the review and appeal of property taxes on the Company’s medical office buildings.

The audit committee pre-approves all audit, audit-related, tax and other services performed by Deloitte & Touche LLP for the Company. All services provided by Deloitte & Touche are brought to the attention of the audit committee to determine if such services need to be pre-approved. All of the services provided by Deloitte & Touche that are described above under “Audit Fees, “Audit-Related Fees”, “Tax Fees” and “All Other Fees” were pre-approved by the Audit Committee during 2005 and 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (a) (2) Index to Consolidated Financial Statements and Schedules:

(a) (3) Exhibits

Exhibit No.	Note	Description
2.1	(6)	The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L realty Corp.

2.2	(7)	Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated September 28, 2001.

2.3	(8)	Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated October 26, 2001.

2.4	(10)	Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

3.1.1	(1)	Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.1.2	(4)	Articles Supplementary of G&L Realty Corp. Series A Preferred Stock

3.1.3	(5)	Articles Supplementary of G&L Realty Corp. Series B Preferred Stock

3.1.4	(12)	Articles Supplementary of G&L Realty Corp. Series C Preferred Stock

3.1.5	(12)	Articles Supplementary of G&L Realty Corp. Series D Preferred Stock

3.2	(3)	Amended and Restated Bylaws of G&L Realty Corp.

10.3	(2)	Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.3.2	(9)	Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

10.5	(1)	Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.6		Executive Employment Agreement between G&L Realty Corp., LLC and Daniel M. Gottlieb

10.7		Executive Employment Agreement between G&L Realty Corp., LLC and Steven D. Lebowitz

10.9.2	(1)	Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

10.11	(1)	Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

10.84	(11)	Management and Cost Sharing Agreement, dated as of October 29, 2004 by and among G&L Realty Corp., G&L Senior Care Properties, LLC and G&L Realty Corp., LLC

10.85	(11)	Pledge and Security Agreement, dated as of October 29, 2004 by and between G&L Realty Partnership, L.P. and G&L Senior Care Properties, LLC

10.86	(11)	Secured Promissory Note, dated as of November 1, 2004, by G&L Senior Care Properties, LLC in favor of G&L Realty Partnership, L.P.

10.87	(11)	Unsecured Promissory Note, dated as of November 1, 2004 by G&L Senior Care Properties, LLC in favor of G&L Realty Partnership, L.P.

10.88		Management Agreement between G&L Realty Corp. and G&L Realty Corp., LLC

10.89		Note Dividend Agreement, dated as of March 30, 2005, among G&L Realty Corp., Daniel Gottlieb and Steven Lebowitz

14		Code of Ethics

21		List of Subsidiaries

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1)	Previously filed as an exhibit of like number to the Registrant’s Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.

2)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
3)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 28, 1997) and incorporated herein by reference.
4)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (filed as of April 10, 1997) and amendments thereto and incorporated herein by reference.
5)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (filed as of October 27, 1997) and amendments thereto and incorporated herein by reference.
6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.
7)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.
8)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.
9)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.
10)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.
11)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 4, 2004) and incorporated herein by reference.
12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 15, 2004) for the quarter ended September 30, 2004 and incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

G&L Realty Corp.:

We have audited the accompanying consolidated balance sheets of G&L Realty Corp. and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of G&L Realty Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 31, 2006

G&L REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Rental properties (Note 17):
Land	$18,012	$18,012
Building and improvements, net (Note 3)	66,539	67,796
Projects under development	393	288

Total rental properties	84,944	86,096
Assets held for sale (Note 3)	—	10,410
Cash and cash equivalents	14,796	10,508
Restricted cash	2,426	2,177
Tenant rent and reimbursements receivable, net (Note 4)	478	625
Unbilled rent receivable, net (Note 5)	2,268	2,472
Mortgage loans, bonds and notes receivable, net (Note 6)	928	1,116
Notes receivable from related parties (Notes 1 and 6)	9,160	6,542
Investments in unconsolidated affiliates (Note 7)	—	2,461
Deferred charges and other assets, net (Note 8)	2,490	3,315

TOTAL ASSETS	$117,490	$125,722

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Notes payable (Note 9)	$159,346	$144,140
Liabilities of assets held for sale (Note 3)	—	13,629
Accounts payable and other liabilities (Note 14)	1,587	3,018
Tenant security deposits	1,488	1,460

Total liabilities	162,421	162,247

Commitments and Contingencies (Note 10)
Minority interest in consolidated affiliate	(1,386)	(1,381)
Minority interest in Operating and Senior Care Partnerships	—	—

STOCKHOLDERS’ DEFICIT (Notes 11 and 12):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share, aggregate liquidation preference of $67,047,825
• Series A Preferred - 1,404,203 shares issued and outstanding as of December 31, 2005 and 2004	14	14
• Series B Preferred – 1,277,710 shares issued and outstanding as of December 31, 2005 and 2004	13	13

Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of December 31, 2005 and 2004	7	7
Additional paid-in capital	36,388	36,388
Distributions in excess of net income	(79,967)	(66,452)
Notes receivable from stockholders	—	(5,114)

Total stockholders’ deficit	(43,545)	(35,144)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$117,490	$125,722

See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
REVENUES:
Rent (Notes 5 and 13)	$22,316	$26,598	$23,016
Patient revenues	—	6,736	26,129
Tenant reimbursements	3,483	3,381	3,055
Reimbursements from related party	949	—	—
Parking	1,817	1,722	1,644
Interest and loan fees	1,501	1,905	787
Other income	246	1,529	2,563

Total revenues	30,312	41,871	57,194

EXPENSES:
Property operations	7,754	7,747	7,748
Skilled nursing operations	—	6,287	23,901
Depreciation and amortization	3,106	4,544	4,876
Interest	11,146	10,592	25,122
Loss on sale of bonds receivable (Note 6)	—	—	120
General and administrative	4,142	5,641	4,551
Provision for doubtful accounts, bonds and notes receivable (Notes 4 and 6)	414	1,401	975
Impairment of assets (Note 1)	4,094	8,139	—

Total expenses	30,656	44,351	67,293

Loss from operations before minority interests and equity in earnings of unconsolidated affiliates and discontinued operations	(344)	(2,480)	(10,099)

Equity in earnings of unconsolidated affiliates	591	9	3,743
Minority interest in consolidated affiliates	(533)	(564)	(150)
Corporate income tax expense	—	—	(136)

Loss from operations before discontinued operations	(286)	(3,035)	(6,642)

Discontinued operations (Note 15):
Net income (loss) from operations of discontinued operations	76	(718)	(185)
Gain from sale of discontinued operations	7,712	2,536	7,347

Total income from discontinued operations	7,788	1,818	7,162

Net income (loss)	7,502	(1,217)	520
Dividends on preferred stock	(6,678)	(7,162)	(7,162)

Net income (loss) available to common stockholders	$824	$(8,379)	$(6,642)

See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands)

	Preferred Stock Series A & Series C		Preferred Stock Series B & Series D		Common Stock		Additional Paid-in Capital	Distributions in excess of net income	Notes receivable from stockholders	Total stockholders’ deficit
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE JANUARY 1, 2003	1,495	$15	1,380	$14	710	$7	$40,827	$(37,895)	$(5,240)	$(2,272)
Principal reductions to notes receivable from stockholders									126	126
Net Income								520		520
Distributions declared								(12,667)		(12,667)

BALANCE DECEMBER 31, 2003	1,495	15	1,380	14	710	7	40,827	(50,042)	(5,114)	(14,293)
Repurchase of preferred stock	(91)	(1)	(102)	(1)			(4,439)			(4,441)
Net loss								(1,217)		(1,217)
Distributions declared								(15,193)		(15,193)

BALANCE DECEMBER 31, 2004	1,404	14	1,278	13	710	7	36,388	(66,452)	(5,114)	(35,144)
Net income								7,502		7,502
Distribution of notes receivable from stockholders									5,114	5,114
Distributions declared								(21,017)		(21,017)

BALANCE DECEMBER 31, 2005	1,404	$14	1,278	$13	710	$7	$36,388	$(79,967)	$—	$(43,545)

See accompanying notes to Consolidated Financial Statements

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$7,502	$(1,217)	$520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,108	5,049	5,653
Amortization of deferred financing costs	254	344	638
Write-off of deferred loan costs	140	69	1,984
Net gain from sale of discontinued operations	(7,712)	(2,536)	(7,347)
Impairment of assets	4,094	8,139	—
Loss on sale of bonds receivable	—	—	120
Gain on sale of interest rate hedge	—	—	(23)
Loss on change in value of interest rate hedge	—	—	333
Minority interests	533	564	150
Unbilled rent receivable	204	108	(73)
Equity in (earnings) loss of unconsolidated affiliates	(591)	(9)	(3,743)
Distributions from operations of investments in unconsolidated affiliates	50	—	—
Provision for doubtful accounts, notes and bonds receivables	414	1,401	975
(Increase) decrease in:
Prepaid expense and other assets	775	(667)	(570)
Tenant rent and reimbursements receivable	(121)	767	(53)
Accrued interest and loan fees receivable	(13)	(15)	278
Increase (decrease) in:
Accounts payable and other liabilities	(661)	(807)	163
Tenant security deposits	30	87	59

Net cash provided by (used in) operating activities	8,006	11,277	(936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental properties	(1,705)	(2,444)	(1,904)
Purchase of real estate assets	—	(7,661)	(3,956)
Sale of bonds receivable	—	—	600
Sale of interest rate hedge	—	—	183
Sale of real estate assets	4,535	13,808	25,963
Projects under development	(147)	(828)	(1,140)
(Increase) decrease in restricted cash	(293)	(1,496)	225
Pre-acquisition costs, net	(2,729)	(205)	6
Contributions to unconsolidated affiliates	(489)	(1,490)	(248)
Distributions from unconsolidated affiliates	2,475	2,568	3,053
Leasing commissions	(99)	(120)	(134)
Investments in notes and bonds receivable	(5,092)	(3,512)	—
Principal payments received from notes and bonds receivable	2,429	72	126

Net cash (used in) provided by investing activities	(1,115)	(1,308)	22,774

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	31,300	21,150	123,925
Repayment of notes payable	(16,094)	(16,654)	(121,690)
Payment of deferred loan costs	(390)	(550)	(1,489)
Minority interest equity contribution	—	164	—
Purchase of preferred stock	—	(4,441)	—
Distributions to minority interests	(538)	(470)	(333)
Distributions to stockholders	(16,881)	(10,610)	(12,667)

Net cash used in financing activities	(2,603)	(11,411)	(12,254)

Continued…

G&L REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,288	(1,442)	9,584
BEGINNING CASH AND CASH EQUIVALENTS	10,508	11,950	2,366

ENDING CASH AND CASH EQUIVALENTS	$14,796	$10,508	$11,950

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the year for interest	$8,928	$11,278	$13,496

Cash paid during the year for mortgage loan prepayment penalties	$1,983	$894	$11,194

NONCASH INVESTING AND FINANCING ACTIVITIES

Assumption of notes payable by buyer upon sale of real estate assets	$13,550	$8,687	$—

Preferred distributions due to minority partner	$—	$—	$105

Spin-off of Senior Care assets and liabilities to common stockholders:
Restricted cash		$1,140
Land		6,102
Buildings and improvements, net		38,376
Projects under development		1,424
Tenant rent and reimbursements receivable, net		2,791
Mortgage loans and bonds receivable, net		(3,732)
Investments in unconsolidated affiliates		1,547
Deferred charges and other assets		1,401
Accounts payable and other liabilities		(1,659)
Notes payable		(34,446)
Minority interest in consolidated affiliates		(222)
Distributions in excess of net income		(8,139)

Total, net of cash and cash equivalents of $448		$4,583

Spin-off of Senior Care assets and liabilities to common stockholders:
Distributions		$4,583

Distribution of G&L Realty Corp., LLC:
Tenant rent, reimbursements and other receivables, net	$170
Investments in unconsolidated affiliates	994
Mortgage loans, bonds and notes receivable, net	(54)
Deferred charges and other assets, net	2,765
Accounts payable and other liabilities	(759)
Notes receivable from stockholders	5,114
Distributions in excess of net income	(4,094)

Total, net of cash and cash equivalents of $203	$4,136

Distribution of G&L Realty Corp, LLC:
Distributions	$4,136

Concluded

G&L REALTY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED DECEMBER 31, 2005

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

G&L 436 Bedford, LLC, a Delaware limited liability company (“436 Bedford”)

G&L Sherman Oaks, LLC, a Delaware limited liability company (Sherman Oaks”)

G&L 4150 Regents, LLC, a Delaware limited liability company (“Regents”)

G&L Realty Corp., LLC, a Nevada limited liability company (until June 30, 2005)

Prior to November 1, 2004, the Company also held interests in the following entities, which were, in effect, distributed to our common stockholders with the spin-off on that date of G&L Senior Care Properties, LLC:

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

St. Thomas More, LLC, a Nevada limited liability company (“St. Thomas More”)

G&L Gardens – Apt., LLC, an Arizona limited liability company (“Winter Gardens”)

G&L Chestnut, LLC, a Massachusetts limited liability company (“Chestnut”)

G&L Mary Lyon, LLC, a Massachusetts limited liability company (“Mary Lyon”)

Palm Valley Senior Care, LLC, an Arizona limited liability company (“Palm Valley”)

G&L Senior Care Properties, LLC, a Nevada limited liability company

The Company, as the sole general partner and as owner of an approximately 95% ownership interest, controls the Operating Partnership and the Senior Care Partnership. References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Senior Care Partnership, the Roxbury Partnership (in which the Operating Partnership owns a 32.81% partnership interest and is the sole general partner), Valencia, Holy Cross, Lyons, Coronado, Tustin II, Tustin III, 405 Bedford, 415 Bedford, 416

Bedford, 435 Bedford, 436 Bedford, Sherman Oaks, Regents and G&L Realty Corp., LLC (until June 30, 2005) and prior to November 1, 2004, Maryland Gardens, Hampden, Hoquiam, Massachusetts, Aspen, G&L St. Thomas More, St. Thomas More, Winter Gardens, Chestnut, Mary Lyon, Palm Valley (in which the Senior Care Partnership owned a 75% membership interest) and G&L Senior Care Properties, LLC.

In addition to the entities listed above, the Company also owns interests in various unconsolidated affiliates. Although the Company’s investment represents a significant portion of the capital of such unconsolidated affiliates and the Company exercises influence over the activities of these entities, either the affiliates are not considered variable interest entities or the Company does not have the requisite level of voting control to include the assets, liabilities and operating activities of these entities in the consolidated financial statements of the Company. The entities in which the Company has unconsolidated financial interests are as follows:

G&L Grabel San Pedro, LLC (“San Pedro”)

Paradigm Housing, LLC (“Paradigm”) (until June 30, 2005)

On June 27, 2005, the Operating Partnership contributed its investment in Paradigm to G&L Realty Corp., LLC, a wholly-owned subsidiary of the Company. On June 30, 2005, the Company distributed its membership interests in G&L Realty Corp., LLC to its common stockholders. See footnote 14 for further discussion.

Prior to November 1, 2004, the Company also held interests in the following entities:

G&L Penasquitos, LLC (“Penasquitos”)

G&L Radius Realty, LLC (“Radius”)

Encanto Senior Care, LLC (“Encanto”)

Prior to October 1, 2004, the Company also held interests in the following entity:

Lakeview Associates, LLC (“Lakeview”)

San Pedro, and prior to June 30, 2005, Paradigm, and prior to November 1, 2004, Penasquitos, Radius and Encanto and, prior to October 1, 2004, Lakeview, are herein collectively referred to as the “Unconsolidated Affiliates” and individually as an “Unconsolidated Affiliate.”

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

Incident to the spin-off, the Company formed G&L Senior Care Properties, LLC. The spin off consisted of the Company’s membership interests in G&L Senior Care Properties, LLC which held the membership interests in Maryland Gardens, Hampden, Hoquiam, G&L St. Thomas More, St. Thomas More, Winter Gardens, Chestnut, Mary Lyon, Palm Valley, Penasquitos, Radius and Encanto and in the subsidiaries that served as the managing members of Maryland Gardens and Hampden. Following the spin-off, G&L Senior Care Properties, LLC is now owned and managed primarily by Daniel Gottlieb and Steven Lebowitz, the CEO and President, respectively, of the Company. Due to the substantial management overlap between the Company and G&L Senior Care Properties, LLC, the two companies had entered into a cost sharing agreement to allocate to G&L Senior Care Properties, LLC each year the general and administrative costs incurred by the Company on behalf of G&L Senior Care Properties, LLC. Under this agreement, the Company, through June 30, 2005, had a significant continuing involvement in the management and operations of G&L Senior Care Properties, LLC. Both the Company and G&L Senior Care Properties, LLC share the same offices, accounting and administrative personnel and key decision makers. Management estimates that, through the date of the spin off of G&L Realty Corp., LLC on June 30, 2005 as discussed in Note 14, the skilled nursing facility and the assisted care living facility assets now owned by G&L Senior Care Properties, LLC, accounted for approximately 65% of the general and administrative costs of the Company. Following the distribution to the Company’s stockholders on June 30, 2005, of the management company through which these services were provided, there remains significant continuing involvement due to the commonality of ownership of the Company, G&L Senior Care Properties, LLC and G&L Realty Corp., LLC.

Upon the spin-off of G&L Senior Care Properties, LLC, the Company held two promissory notes issued by G&L Senior Care Properties, LLC, a short term promissory note in the amount of $2 million and a long term promissory note in the amount of $4 million, each bearing interest at the rate of 10.75% per annum. The short term promissory note had a term of six months, interest only payable monthly, and was unsecured. This note was repaid in full by G&L Senior Care Properties, LLC on April 1, 2005. The long term promissory note has a term of 12 years, provides for flat monthly payments of interest and principal on a 25 year amortization basis, with a balloon payment of $3.3 million at the end of the term, and is secured by the interests of G&L Senior Care Properties, LLC in the various special purpose entities through which it holds its interest in its skilled nursing facility and assisted care living facility assets. As of December 31, 2005, the unpaid balance on this note was $3.97 million. The Company will continue to be a creditor of G&L Senior Care Properties, LLC for some time.

2. Summary of Significant Accounting Policies

Business— The Company is a Real Estate Investment Trust (“REIT”) that acquires, develops, manages and leases healthcare properties. Historically, the Company’s business has consisted of investments in a variety of healthcare properties. Prior to the spin-off on November 1, 2004, the Company’s investments in healthcare properties consisted of acquisitions, made either directly or through joint ventures, in medical office buildings (“MOBs”), skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”). After the spin-off of the SNF and ALF assets on November 1, 2004, the Company’s business consisted only of MOBs.

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

Reclassification— Certain prior year amounts have been reclassified to conform to the current year’s presentation. In our consolidated statements of cash flows, we changed the classification of changes in restricted cash balances to present such changes as an investing activity. We previously presented such changes as a financing activity.

Properties— The Operating Partnership, the Senior Care Partnership, the Roxbury Partnership, Valencia, Holy Cross, Lyons, Coronado, Tustin II, Tustin III, 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks and Regents own a 100% fee simple interest in all of the properties.

Income taxes— The Company expects to qualify as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company is generally not subject to corporate Federal income taxes so long as it distributes at least 90% of its taxable income to stockholders and meets certain other requirements relating to its income and assets. For the years ended December 31, 2005, 2004 and 2003, the Company met all of these requirements. Though as a REIT the Company is generally not permitted to operate properties, in 2000, the Company foreclosed upon and took over the operations at three of its SNFs located in Massachusetts. Under Section 856(e) of the Code, the Company has the ability to operate these properties as “foreclosure property” for a period of up to three years after the year in which the foreclosure took place. However, the Company must pay Federal and State income taxes on the taxable income produced by these three facilities during this period. As a result, the Company included $136,000 of corporate income tax expense in its financial statements for the year ended December 31, 2003 with respect to these properties. On April 1, 2004, the Company transferred the operating licenses for these three facilities to the manager of these facilities and entered into a lease agreement with the manager. Upon the transfer of the licenses, the Company was no longer responsible for Federal and State income taxes on the taxable income produced by these three facilities. The three facilities produced a net loss for the three months ended March 31, 2004, thus, no tax expense has been included in the financial statements for the year ended December 31, 2004 or 2005.

The Company recorded an additional $86,000 of corporate income tax expense in its financial statements for the year ended December 31, 2003 related to its investment in a taxable REIT subsidiary under Section 856(l) of the Internal Revenue Code. The taxable REIT subsidiary owned a SNF in Maryland and leased the SNF to an operator. State income tax requirements are similar to Federal requirements. At the end of 2003, the Company revoked the taxable REIT subsidiary election and converted the subsidiary into a qualified REIT subsidiary.

Real estate and depreciation— Rental property is recorded at cost less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings and improvements	40 years
Tenant improvements	Life of lease
Furniture, fixtures and equipment	5 years

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $2,970,000, $4,854,000 and $5,382,000 respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and all costs directly related to acquisitions are capitalized.

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

Minority interest in consolidated affiliate— The Operating Partnership, as sole general partner, has a 32.81% ownership interest in the Roxbury Partnership which owns the property located at 435 North Roxbury Drive. The minority interest is a debit balance that resulted from depreciation allocations and cash distributed to partners in excess of their original investment and subsequent accumulated earnings. It is management’s opinion that the deficit is adequately secured by the unrecognized appreciated value of the Roxbury property and will be recovered through an accumulation of undistributed earnings or sale of the property.

Long-lived assets— The Company’s assets consist mainly of investments in real property. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. During 2005, the Company recorded an impairment loss of $4.1 million associated with the distribution of the Company’s membership interest in G&L Realty Corp., LLC to its common stockholders on June 30, 2005. In 2004, the Company recorded an impairment loss of $8.1 million associated with the senior care spin-off. The Company recorded no impairment loss in 2003.

Financial instruments—The estimated fair value of the Company’s financial instruments is determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts. The book value of cash, cash equivalents, tenant rent and other accounts receivable, accounts payable and other liabilities approximates fair value due to their short-term maturities. The carrying amount of the Company’s variable rate notes payable as of December 31, 2003 approximate fair value because the interest rates are comparable to rates currently being offered to the Company. The Company had no variable rate notes payable outstanding as of December 31, 2005 and 2004. The fair value of the Company’s fixed rate notes payable as of December 31, 2005 and 2004 was $147.0 million and $162.8 million, respectively because the interest rates on the Company’s fixed rate notes payable were higher for both 2005 and 2004 than the rates being offered to the Company at that time. The estimated fair values of the Company’s mortgage loans and bonds receivable, are based upon market values of loans and bonds receivable with similar characteristics adjusted for risk inherent in the underlying transactions. Management estimates that the fair value of the Company’s mortgage loans and bonds receivable approximate their amortized cost basis, after adjustment for the allowance for amounts deemed to be uncollectible.

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

In November 2001, the Company purchased an interest rate cap for $905,000 to protect against an increase in the one month LIBOR rate on a $35 million variable rate loan the Company obtained in October 2001. SFAS 133 requires the Company to record the interest rate cap on the balance sheet at fair value and to record changes in the fair value of the interest rate cap in the statement of operations. For the year ended December 31, 2003, the Company recognized a $0.3 million loss on the fair market value of the LIBOR interest rate cap. In October 2003, the Company sold the LIBOR interest rate cap for $0.2 million. During 2004 and 2005, the Company did not enter into any derivative transactions and no derivative instruments were outstanding as of December 31, 2005.

Recent accounting pronouncements— In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payments” (SFAS No. 123(R)) which replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first annual reporting period beginning after December 15, 2005. The Company does not anticipate that the adoption of this Statement will have a material impact on our financial statements.

In March 2005, FASB Interpretation No. (“FIN”) 47 was issued to clarify that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred-generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Statement 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of this Statement has not had a material impact on our financial statements and no liability has been recorded as of December 31, 2005 with respect to any conditional asset retirement obligations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not believe that the adoption of this Statement will have a material impact on its financial statements.

In June 2005, the FASB issued Emerging Issues Task Force (“EITF”) Abstract No.05-06, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination”, to address issues related to the amortization period of leasehold improvements acquired in a business combination or placed in service after and not contemplated at the beginning of the lease term. The Task Force reached a consensus that these types of leasehold improvements should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of the acquisition or the date the leasehold improvements are purchased. This consensus does not apply to preexisting leasehold improvements, but should be applied to leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of this Statement has not had a material impact on our financial statements.

3. Buildings and Improvements

Buildings and improvements consist of the following:

	December 31,
	2005	2004
	(in thousands)
Buildings and improvements	$90,452	$89,790
Tenant improvements	12,615	11,639
Furniture, fixtures and equipment	1,092	1,022

	104,159	102,451
Less accumulated depreciation and amortization	(37,620)	(34,655)

Total	$66,539	$67,796

As of December 31, 2004, the Company was under contract to sell its three-story, 47,000 square foot office and retail complex located in Coronado, California (“Coronado”). On March 24, 2005, the Company sold Coronado Plaza for $18.2 million and recognized a gain of $7.7 million from the sale. For presentation purposes, the assets and liabilities relating to this property have been included in assets held for sale and liabilities of assets held for sale, respectively, on the balance sheet as of December 31, 2004. The following table summarizes assets held for sale and liabilities of assets held for sale for Coronado Plaza as of December 31, 2004:

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

4. Tenant Rent and Reimbursements Receivable

Tenant rent and reimbursements receivable are net of an allowance for uncollectible amounts of $92,000 and $53,000 as of December 31, 2005 and 2004, respectively. The activity in the allowance for uncollectible tenant accounts for the three years ending December 31, 2005, was as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Balance, beginning of year	$53	$750	$1,142
Additions	114	1,108	908
Spin-off of senior care assets	—	(1,195)	—
Charge-offs	(75)	(610)	(1,300)

Balance, end of year	$92	$53	$750

5. Unbilled Rent Receivable

The Company has operating leases with tenants that expire at various dates through 2018. The minimum rents due under these leases are subject to either scheduled fixed increases or adjustments based on the Consumer Price Index. Generally accepted accounting principles require that rents due under operating leases with fixed increases be averaged over the life of the lease. This practice, known as “straight-line rents” creates an unbilled rent receivable in any period during which the amount of straight-line rent exceeds the actual rent billed (this occurs primarily at the inception of the lease period). As the lease approaches its expiration date, billed rent will eventually exceed the amount of straight-line rent causing the unbilled rent receivable to decline. The straight-line rent calculation assumes no new or re-negotiated rents or extension periods during the life of the lease and excludes operating cost reimbursements. The following table summarizes future rents due under existing leases and the corresponding straight-line rent calculation as of December 31, 2005:

Year Ending December 31,	Future Minimum Rent	Straight-line Rent	Unbilled Rent Receivable
	(in thousands)
2006	$16,388	$15,967	$421
2007	11,763	11,441	322
2008	8,935	8,539	396
2009	6,396	5,997	399
2010	3,369	3,120	249
Thereafter	6,565	5,873	692

Total	$53,416	$50,937	$2,479

The activity in the allowance for unbilled rent, recorded as a reduction of rental revenue for the three years ending December 31, 2005, consisted of the following:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Balance, beginning of year	$204	$224	$365
Additions	62	40	—
Charge-offs	(55)	(60)	(141)

Balance, end of year	$211	$204	$224

6. Mortgage Loans, Bonds and Notes Receivable

Mortgage loans, bonds and notes receivable consist of the following:

	December 31,
	2005	2004
	(in thousands)
Secured subordinated bond receivable due December 15, 2029, interest payable semiannually at 8.75% per annum)	$—	$1,218
Unsecured promissory note due January 31, 2010, principal and interest payable monthly at 10% per annum	—	567
Unsecured promissory note payable upon demand	—	262
Unsecured promissory note payable upon demand, interest payable monthly at 2.5% per annum	50	50
Unsecured promissory note due December 31, 2004, interest payable upon repayment at 10% per annum (This note is currently in default)	69	100
Secured promissory note due May 24, 2005, monthly interest only payments at 10% per annum (This note is currently in default)	25	—
Unsecured promissory note due June 23, 2005, monthly interest only payments at 10% per annum (This note is currently in default)	23	—
Secured promissory note due October 8, 2005, monthly interest only payments at 10% per annum (This note is currently in default)	45	—
Secured promissory note due April 1, 2006, monthly interest only payments at 10% per annum (This note is currently in default)	65	—
Secured promissory note due April 1, 2008, interest payable semiannually at 10% per annum (This note is currently in default)	150	150
Secured promissory note due August 25, 1998, interest payable at 12% per annum (This note is currently in default).	1,016	1,377

Face value of mortgage loans, bonds and notes receivable	1,443	3,724
Accrued interest	273	281
Allowance for uncollectible amounts	(788)	(2,889)

Total mortgage loans, bonds and notes receivable	$928	$1,116

The activity in the allowance for uncollectible mortgage loans, bonds and notes receivable for the three years ending December 31, 2005, is as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Balance, beginning of year	$2,889	$3,465	$4,475
Additions	300	293	67
Spin-off of senior care assets	—	(22)	—
Charge-offs	(2,401)	(847)	(1,077)

Balance, end of year	$788	$2,889	$3,465

Notes receivable from related parties consist of the following:

	December 31,
	2005	2004
	(in thousands)
Unsecured promissory note due May 1, 2005, interest payable monthly at 10.75% per annum, due from G&L Senior Care Properties, LLC	$—	$2,000
Secured promissory note due May 30, 2008, interest payable at 9% per annum (Amount was repaid on February 8, 2006)	3,000	—
Secured promissory note due March 31, 2006, interest payable at 9% per annum (Amount was repaid on February 8, 2006)	1,646	—
Secured promissory note due November 1, 2016, interest payable at 10.75% per annum, due from G&L Senior Care Properties, LLC	3,970	3,997

Unsecured promissory note payable upon demand, interest payable monthly at Prime plus 0.50% per annum, due from a minority owner of the Company	500	500

Face value of mortgage loans and notes receivable from related parties	9,116	6,497
Accrued interest	44	45

Total notes receivable from related parties	$9,160	$6,542

See Note 14 for further discussion of notes receivable from related parties.

7. Investments In Unconsolidated Affiliates

The Company has investments in various unconsolidated affiliates as described in Note 1. The following tables provide a summary of the changes in the Company’s investment in each of these entities as of December 31, 2005 and 2004 (in thousands).

	San Pedro	Paradigm	2005 Total
Balance at beginning of year	$783	$550	$1,333
Equity in earnings of affiliates	541	50	591
Non-cash distributions	—	(994)	(994)
Cash contributions.	—	431	431
Cash distributions	(2,488)	(37)	(2,525)

Balance at end of year, before intercompany adjustments	(1,164)	—	(1,164)

Intercompany adjustments:
Receivable, net	1,164	—	1,164

Investments in unconsolidated affiliates	$—	$—	$—

The Company’s investment in Paradigm was distributed to its common stockholders on June 30, 2005 as part of the distribution of G&L Realty Corp., LLC.

	San Pedro	Penasquitos	Heritage Place	Radius	Paradigm	Encanto	Lakeview	2004 Total
Balance at beginning of year	$636	$(612)	$—	$978	$—	$—	$751	$1,753

Equity in earnings (loss) of affiliates	58	(108)	—	99	—	(2)	(38)	9
Cash contributions.	89	7	—	—	550	684	160	1,490
Cash distributions	—	—	—	—	—	—	(2,568)	(2,568)
Intercompany transactions	—	297	—	204	—	—	1,695	2,196

Spin-off of senior care assets	—	416	—	(1,281)	—	(682)	—	(1,547)

Balance at end of year before intercompany adjustments	783	—	—	—	550	—	—	1,333

Intercompany adjustments:
Receivable, net	1,114	—	14	—	—	—	—	1,128

Investments in unconsolidated affiliates	$1,897	$—	$14	$—	$550	$—	$—	$2,461

Following is a summary of the condensed financial information of each of the unconsolidated affiliates as of and for the twelve months ended December 31, 2005. (In thousands).

	San Pedro	Paradigm	Total
Financial Position:
Land	$2,017	$—	$2,017
Buildings	4,597	—	4,597
Other assets	376	—	376
Notes payable	(7,700)	—	(7,700)
Other liabilities	(196)	—	(196)

Net assets	$(906)	$—	$(906)

Partner’s equity:
Company .	$(1,164)	$—	$(1,164)
Others	258	—	258

Total equity	$(906)	$—	$(906)

Operations:
Revenues	$1,267	$843	$2,110
Expenses	(1,622)	(543)	(2,165)

Net (loss) income	$(355)	$300	$(55)

Allocation of net (loss) income:
Company.	$541	$50	$591
Others	(896)	250	(646)

Net (loss) income	$(355)	$300	$(55)

The Company’s investment in Paradigm was distributed to its common stockholders on June 30, 2005 as part of the distribution of G&L Realty Corp., LLC.

Following is a summary of the financial information of each of the unconsolidated affiliates as of and for the year ended December 31, 2004 or for the ten months ended October 31, 2004 for those entities that were spun-off (in thousands).

	San Pedro	Penasquitos	Heritage Place	Radius	Paradigm	Encanto	Lakeview	Total
Financial Position:
Land	$2,017	$—	$750	$—	$—	$—	$—	$2,767
Buildings	4,622	—	—	—	—	—	—	4,622
Other assets	112	—	238	—	550	—	—	900
Notes payable	(4,326)	—	(940)	—	—	—	—	(5,266)
Other liabilities	(1,349)	—	(48)	—	—	—	—	(1,397)

Net assets	$1,076	$—	$—	$—	$550	$—	$—	$1,626

Partner’s equity:
Company .	$783	$—	$—	$—	$550	$—	$—	$1,333
Others	293	—	—	—	—	—	—	293

Total equity	$1,076	$—	$—	$—	$550	$—	$—	$1,626

Operations:
Revenues	$1,135	$556	$—	$625	$—	$20	$1,238	$3,574
Expenses	(1,049)	(816)	—	(493)	—	(22)	(1,270)	(3,650)

Net income (loss)	$86	$(260)	$—	$132	$—	$(2)	$(32)	$(76)

Allocation of net income (loss):
Company.	$58	$(108)	$—	$99	$—	$(2)	$(38)	$9
Others	28	(152)	—	33	—	—	6	(85)

Net income (loss)	$86	$(260)	$—	$132	$—	$(2)	$(32)	$(76)

8. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following:

	December 31,
	2005	2004
	(in thousands)
Deferred financing costs	$2,105	$2,024
Leasing commissions	1,644	1,552
Prepaid expense and other assets	622	1,401

	4,371	4,977
Less accumulated amortization	(1,881)	(1,662)

Total	$2,490	$3,315

9. Notes Payable

Notes payable consist of the following:

	December 31,
	2005	2004
	(in thousands)
$10,000,000 Note due July 1, 2009 collateralized by deed of trust, monthly principal and interest payments of $73,000, interest at 6.85% per annum.	$8,493	$8,773
$8,200,000 Note due February 1, 2013 collateralized by deed of trust, monthly principal and interest payments of $47,000, interest at 5.55% per annum.	7,905	8,019
$8,625,000 Note due June 1, 2013, collateralized by deed of trust, monthly principal and interest payments of $49,000, interest at 5.48% per annum.	8,340	8,460
$14,175,000 Note due July 1, 2013 collateralized by deed of trust, monthly principal and interest payments of $82,000, interest at 5.69% per annum.	13,744	13,932
$6,100,000 Note due July 1, 2013 collateralized by deed of trust, monthly principal and interest payments of $35,000, interest at 5.69% per annum.	5,914	5,995
$11,325,000 Note due July 1, 2013 collateralized by deed of trust, monthly principal and interest payments of $66,000, interest at 5.69% per annum.	10,981	11,130
$15,400,000 Note due July 1, 2013, collateralized by deed of trust, monthly principal and interest payments of $89,000, interest at 5.69% per annum.	14,932	15,136
$30,117,000 Note due October 1, 2010, collateralized by deed of trust, monthly principal and interest payments of $168,000, interest at 5.34% per annum.	29,239	29,659
$12,412,500 Note due October 1, 2010, collateralized by deed of trust, monthly principal and interest payments of $69,000, interest at 5.34% per annum.	12,051	12,224
$16,970,500 Note due October 1, 2010, collateralized by deed of trust, monthly principal and interest payments of $95,000, interest at 5.34% per annum.	16,476	16,713
$17,800,000 Note due April 1, 2015 collateralized by deed of trust, monthly interest only payments at 5.71% per annum.	17,800	—
$13,500,000 Note due October 8, 2015 collateralized by deed of trust, monthly principal and interest payments of $87,000, interest at 5.29% per annum.	13,471	—
$8,100,000 Note due April 1, 2008, collateralized by deed of trust, monthly principal and interest payments of $58,000, interest at 7.05% per annum.	—	7,106
$13,550,000 Note due December 1, 2014 collateralized by deed of trust, monthly interest only payments at 5.24% per annum.	—	13,550
$7,200,000 Note due on August 1, 2011, collateralized by deed of trust, monthly principal and interest of $50,000, interest at 7.51% per annum	—	6,993

Total	$159,346	$157,690

Aggregate future principal payments as of December 31, 2005 are as follows:

Years Ending December 31
(in thousands)
2006	$2,262
2007	2,552
2008	2,744
2009	10,090
2010	55,578
Thereafter	86,120

Total	$159,346

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

11. Stockholders’ Equity

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

Distributions in excess of net income— As described in Note 2, the Company has elected to be treated as a REIT for Federal income tax purposes. As such, the Company is required to distribute at least 90% of its annual taxable income. In 2005, dividends paid to holders of the Company’s preferred stock were considered 80.36% taxable as a long-term capital gain, 16.70% taxable as Section 1250 unrecaptured gain on sale and the remaining 2.94% taxable as ordinary income. In 2004, dividends paid to holders of the Company’s preferred stock were considered a 28.21% return of capital to preferred stockholders, 26.63% taxable as long-term capital gain, 8.99% taxable as Section 1250 unrecaptured gain on sale and the remaining 36.17% taxable as ordinary income. In 2003, dividends paid to holders of the Company’s preferred stock were considered a 94.24% return of capital to preferred stockholders and the remaining 5.76% taxable as Section 1250 unrecaptured gain on sale.

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

13. Segment Information

Prior to November 1, 2004, the Company’s business consisted of the following segments:

•	Medical office buildings – As of December 31, 2005, these investments consist of 21 high quality MOBs and one parking facility totaling approximately 742,000 rentable square feet and all located in Southern California. These properties are owned either directly by the Company or indirectly through joint ventures.

•	Skilled nursing facilities – These investments consisted of eight SNFs and one apartment complex. The Company previously held the operating license in three of the eight SNFs. On March 15, 2000, the Company obtained licenses from the Commonwealth of Massachusetts to operate the three SNFs owned by the Company in Hampden, Massachusetts. The Company then entered into a management agreement with a third-party company to manage the facility. As a result, from March 15, 2000 through March 31, 2004, all of the assets, liabilities, revenues and expenses of these SNFs were reflected in the consolidated financial statements of the Company and the segment information provided below. In February 2004, the manager of these facilities received approval from the Massachusetts Department of Health to obtain the operating licenses for the three facilities from the Company. The manager subsequently entered into lease agreements with the Company for these facilities effective on the date of the license transfers which occurred on April 1, 2004. Subsequent to the transfer of the licenses, licenses, the Company no longer reflects the assets, liabilities, revenues and expenses related to the operations of these three SNFs in its consolidated financial statements.

•	Assisted living facilities – These investments consisted of two ALFs, owned through joint ventures. The two ALFs contain 172 units that are typically occupied by residents who require a less intense level of care in comparison to the SNFs. On September 30, 2004, the ALF owned by Lakeview was sold for $10.6 million.

•	Debt obligations – These investments initially consisted of short-term secured and unsecured loans made to third parties to facilitate the acquisition of healthcare facilities. As of December 31, 2005, the Company had eight loans outstanding with a net book value of $1.0 million, excluding notes receivable from related parties as discussed in footnote 6.

After the spin-off of the SNF and ALF assets on November 1, 2004, the Company has one reportable segment – MOBs.

The tables on the following pages reconcile the Company’s income and expense activity for the years ending December 31, 2004 and 2003 and balance sheet data as of December 31, 2004.

2004 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimbursements and parking	$26,587	$5,114	$—	$—	$—	$31,701
Patient revenues	—	6,736	—	—	—	6,736
Interest and loan fees	58	90	—	1,596	161	1,905
Other income	269	11	—	—	1,249	1,529

Total revenues	26,914	11,951	—	1,596	1,410	41,871

Expenses:
Property operations	7,364	365	—	18	—	7,747
Skilled nursing operations	—	6,287	—	—	—	6,287
Depreciation and amortization	3,188	1,338	—	—	18	4,544
Interest	8,710	1,882	—	—	—	10,592
Impairment of assets	—	—	—	—	8,139	8,139
Provision for doubtful accounts, notes and bonds receivable	89	1,018	—	294	—	1,401
General and administrative	—	—	—	—	5,641	5,641

Total expenses	19,351	10,890	—	312	13,798	44,351

Income (loss) from operations	7,563	1,061	—	1,284	(12,388)	(2,480)
Equity in earnings (loss) of unconsolidated affiliates	58	99	(148)	—	—	9
Net loss from operations of discontinued operations	(676)	(12)	(30)	—	—	(718)
Gain (loss) from sale of discontinued operations	2,430	(147)	253	—	—	2,536

Income (loss) from operations before minority interests	$9,375	$1,001	$75	$1,284	$(12,388)	$(653)

2004 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Rental properties	$85,880	$—	$—	$—	$216	$86,096
Assets held for sale	10,410	—	—	—	—	10,410
Mortgage loans and notes receivable, net	—	—	—	7,658	—	7,658
Cash and cash equivalents	208	—	—	—	10,300	10,508
Restricted cash	2,177	—	—	—	—	2,177
Tenant rent and reimbursement receivable, net	222	—	—	—	403	625
Unbilled rent receivable, net	2,472	—	—	—	—	2,472
Investment in unconsolidated affiliates	1,897	—	—	—	564	2,461
Deferred financing costs, net	1,516	—	—	—	—	1,516
Deferred lease costs, net	397	—	—	—	—	397
Prepaid expense and other	1,402	—	—	—	—	1,402

Total assets	$106,581	$—	$—	$7,658	$11,483	$125,722

2003 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Revenue:
Rents, tenant reimbursements and parking	$25,606	$2,109	$—	$—	$—	$27,715
Patient revenues	—	26,129	—	—	—	26,129
Interest and loan fees	32	29	—	695	31	787
Other income	1,528	56	(494)	1,000	473	2,563

Total revenues	27,166	28,323	(494)	1,695	504	57,194

Expenses:
Property operations	7,049	601	—	98	—	7,748
Skilled nursing operations	—	23,901	—	—	—	23,901
Depreciation and amortization	3,320	1,528	—	—	28	4,876
Interest	18,496	2,341	—	—	4,285	25,122
Loss on sale of bonds receivable	—	—	—	120	—	120
Provision for doubtful accounts, notes and bonds receivable	—	975	—	—	—	975
General and administrative	—	—	—	—	4,551	4,551

Total expenses	28,865	29,346	—	218	8,864	67,293

(Loss) income from operations	(1,699)	(1,023)	(494)	1,477	(8,360)	(10,099)
Equity in earnings (loss) of unconsolidated affiliates	1,438	52	2,253	—	—	3,743
Net income (loss) from operations of discontinued operations	1,213	(57)	(1,341)	—	—	(185)
Gain from sale of discontinued operations	2,278	—	5,069	—	—	7,347
Corporate tax expense	—	(136)	—	—	—	(136)

Income (loss) from operations before minority interests	$3,230	$(1,164)	$5,487	$1,477	$(8,360)	$670

2003 Reconciliation of Reportable Segment Information

	Medical Office	Skilled Nursing	Assisted Living	Debt Obligations	Other	Total
	(In thousands)
Rental properties	$87,330	$38,210	$—	$—	$178	$125,718
Assets held for sale	19,079	738	10,520	—	—	30,337
Mortgage loans and notes receivable, net	—	268	—	496	—	764
Cash and cash equivalents	881	689	—	—	10,380	11,950
Restricted cash	1,823	731	—	—	59	2,613
Tenant rent and reimbursement receivable, net	402	3,970	—	—	906	5,278
Unbilled rent receivable, net	2,583	—	—	—	—	2,583
Investment in unconsolidated affiliates	1,764	1,182	2,131	—	—	5,077
Deferred financing costs, net	1,731	568	—	—	—	2,299
Pre-acquisition costs	141	—	—	—	—	141
Deferred lease costs, net	420	—	—	—	—	420
Prepaid expense and other	729	308	—	—	—	1,037

Total assets	$116,883	$46,664	$12,651	$496	$11,523	$188,217

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

On November 1, 2004, the Company spun-off all of its skilled nursing facility and assisted living facility assets to its common stockholders of record on November 1, 2004. Messrs. Gottlieb and Lebowitz were then and are today the sole common stockholders of the Company. In total, skilled nursing and assisted living assets having a net equity of $9.0 million, derived from current independent property appraisals less the existing property debt, have been distributed as a dividend to these stockholders. This transaction is described in greater detail in footnote 1 above.

On June 30, 2005, the Company distributed all of its membership interests in G&L Realty Corp., LLC, the management company which provides management services to both the Company and to G&L Senior Care Properties, LLC. As part of the distribution of G&L Realty Corp., LLC, the Company entered into a management agreement with G&L Realty Corp., LLC. The management agreement called for G&L Realty Corp., LLC to provide management services to the Company in exchange for the reimbursement of the costs associated with such services through the end of 2005. These costs represented approximately 35% of the total overhead costs of G&L Realty Corp., LLC.

Effective January 1, 2006, the Company began paying fees to G&L Realty Corp., LLC based on a schedule of fixed fees as provided for in the management agreement. In addition, the Company, commencing January 1, 2006, began reimbursing G&L Realty Corp., LLC for all reasonable out-of-pocket expenses, including the cost of any on-site managers or on-site personnel provided at the request of our Company, but not any home office or general and administrative personnel. G&L Realty Corp., LLC also provides leasing services, but receives no additional compensation with respect to the provision of such services. Historically, the Company has made only limited use of outside brokers to obtain tenants. As a result of the management agreement with G&L Realty Corp., LLC, the Company has no employees and has effectively out-sourced all of its day-to-day operating functions.

Messrs. Gottlieb and Lebowitz, the Chief Executive Officer and President, respectively, of the Company, are the majority owners of G&L Realty Corp., LLC and have full control over the decision-making of that company. Thus, the controlling stockholders of the Company will continue to have significant involvement in the management and operations of G&L Realty Corp., LLC.

Prior to the distribution the Company’s interest in of G&L Realty Corp., LLC, the Operating Partnership contributed these assets to G&L Realty Corp., LLC: (i) two promissory notes from Messrs. Gottlieb and Lebowitz totaling $5.1 million, (ii) a $1 million investment in a company specializing in the management and ownership of low cost housing, and (iii) a $2.7 million minority investment as a limited partner in a limited partnership formed by unrelated parties to acquire and develop a vacant parcel of land Northern California. An independent appraisal conducted at the time of the distribution valued G&L Realty Corp., LLC at $4.3 million, as compared to a carrying value of $8.4 million. The excess of the carrying value of the net assets over the fair value in the amount of $4.1 million was recognized as an impairment loss on the Company’s financial statements.

Incident to the distribution, the Company agreed to guarantee or otherwise lend certain funds to the Northern California limited partnership on a secured basis pending the procurement of construction finance by that limited partnership. Loans totaling $4.6 million were made during 2005, accruing interest at 9-10% per annum. These loans were repaid in full February 2006 as a part of the first funding under the limited partnership’s construction finance, and we have no further relationship with or commitments to that limited partnership. In January 2006, the Company loaned an additional $0.6 million to the limited partnership The loans are included under notes receivable from related parties on the balance sheet as of December 31, 2005 and were repaid on February 8, 2006.

During the first two quarters of 2005, general and administrative costs totaling $949,367 were billed to G&L Senior Care Properties, LLC pursuant to the cost sharing agreement between the two companies discussed in Footnote 1 above, which is included in reimbursements from related party. Subsequent to the distribution on June 30, 2005, G&L Realty Corp., LLC now bills the Company and G&L Senior Care Properties, LLC for general and administrative expenses in the same ratio as was previously allocated between the two companies. During the third and fourth quarter of 2005, general and administrative costs totaling $730,859 were billed to the Company by G&L Realty Corp., LLC. As of December 31, 2005, the Company owed G&L Realty Corp., LLC $73,738 related to these allocated general and administrative costs. This amount is recorded under accounts payable and other liabilities on the balance sheet as of December 31, 2005 and was paid by the Company to G&L Realty Corp., LLC in January 2006.

During 2005, the Company paid Mr. S. Craig Tompkins, a director of the Company, $400,000 for services provided to the Company, principally $300,000 for his services as lead director in connection with the defense between 2000 and 2004 of certain litigation brought against the Company, the directors and Messrs. Gottlieb and Lebowitz relating to the 2001 merger transaction in which Messrs. Gottlieb and Lebowitz acquired all of the outstanding common stock of the Company which they did not already own. These fees were in addition to the regular fees paid to the members of the Board of Directors.

15. Discontinued Operations

In accordance with SFAS 144, the net income or loss and the net gain or loss on dispositions of operating properties sold subsequent to December 31, 2003 are reflected in the consolidated statement of operations as discontinued operations for all periods presented (see Note 2). For the years ended December 31, 2005, 2004 and 2003, discontinued operations consist of a 9,100 square foot retail facility located in Aliso Viejo, California, a 26,000 square foot MOB located in Burbank, California, and a 92-unit ALF located in Santa Monica, California that the Company sold in 2003 as well as a 48,000 square foot research and development building located in Irwindale, California, a 59-bed nursing and rehabilitation center in Chico, California, a 10,000 square foot MOB located in Tustin, California and an 80-unit ALF located in Tarzana, California that the Company sold in 2004 and a 47,000 square foot office and retail center located in Coronado, California that the Company sold in 2005. The related interest expense was also allocated to discontinued operations. The following table summarizes the income and expense components that comprise discontinued operations:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
REVENUES:
Rent, tenant reimbursements and parking	$394	$1,942	$4,344
Other income	8	—	33

Total revenues	$402	$1,942	$4,377

EXPENSES:
Property operations	158	525	1,059
Depreciation and amortization	2	505	777
Interest	166	1,630	2,726

Total expenses	326	2,660	4,562

Net gain (loss) from discontinued operations	76	(718)	(185)
Gain from sale of discontinued operations	7,712	2,536	7,347

Total income from discontinued operations	$7,788	$1,818	$7,162

16. Unaudited Consolidated Quarterly Information

Unaudited consolidated quarterly financial information for the periods as follows:

	2005 Fiscal Quarter
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
Revenue:
Rental	$5,460	$5,458	$5,656	$5,742
Reimbursements from related party	369	580	—	—
Tenant reimbursements	797	863	869	954
Parking	472	457	440	448
Interest and loan fees	388	389	370	354
Other income	70	—	93	83

Total revenues	7,556	7,747	7,428	7,581

Expenses:
Property operations	1,805	1,892	2,068	1,989
Depreciation and amortization	775	774	774	783
Interest	2,979	2,269	2,244	3,654
General and administrative	1,102	1,599	630	811
Provision for doubtful accounts	2	1	12	399
Impairment of assets	—	4,094	—	—

Total expenses	6,663	10,629	5,728	7,636

Income (loss) from operations before minority interests	893	(2,882)	1,700	(55)
Equity in earnings of unconsolidated affiliates	40	551	—	—
Minority interest in consolidated affiliates	(125)	(141)	(126)	(141)

Income (loss) before discontinued operations	808	(2,472)	1,574	(196)
Net income (loss) from operations of discontinued operations	159	(26)	—	(57)
Gain from discontinued operations	7,712	—	—	—

Net income (loss)	8,679	(2,498)	1,574	(253)
Dividends on preferred stock	(1,670)	(1,669)	(1,670)	(1,669)

Net income (loss) to common stockholders	$7,009	$(4,167)	$(96)	$(1,922)

	2004 Fiscal Quarter
	1st	2nd	3rd	4th
	(In thousands, except per share amounts)
Revenue:
Rental	$5,716	$6,762	$7,838	$6,282
Patient revenues	6,736	—	—	—
Tenant reimbursements	829	862	860	830
Parking	402	431	467	422
Interest and loan fees	194	211	121	1,379
Other income	154	301	328	746

Total revenues	14,031	8,567	9,614	9,659

Expenses:
Property operations	1,797	1,987	2,107	1,856
Skilled nursing operations	6,287	—	—	—
Depreciation and amortization	1,208	1,207	1,204	925
Interest	2,704	2,705	2,799	2,384
General and administrative	1,038	1,218	1,448	1,937
Provision for doubtful accounts	59	852	341	149
Impairment of assets	—	—	—	8,139

Total expenses	13,093	7,969	7,899	15,390

Income (loss) from operations before minority interests	938	598	1,715	(5,731)
Equity in (loss) earnings of unconsolidated affiliates	(99)	(64)	189	(17)
Minority interest in consolidated affiliates	(125)	(136)	(162)	(141)

Income (loss) before discontinued operations	714	398	1,742	(5,889)
Net income (loss) from operations of discontinued operations	266	(190)	126	(920)
Gain (loss) from discontinued operations	586	(147)	2,097	—

Net income (loss)	1,566	61	3,965	(6,809)
Dividends on preferred stock	(1,791)	(1,790)	(1,790)	(1,791)

Net (loss) income to common stockholders	$(225)	$(1,729)	$2,175	$(8,600)

17. SCHEDULE OF CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2005 (In Thousands).

	Encumbrances (See Notes)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition		Gross amount at which carried at close of Period				Acquisition Date	Date of Construction or Rehabilitation
Description			Land	Building and Improvements	Land	Building and Improvement	Land	Building and Improvements	Total	Accumulated Depreciation
Medical Office Buildings California Properties:
405 North Bedford Drive	$13,744		$2,186	$4,076	$452	$10,582	$2,638	$14,658	$17,296	$6,544	1993	1947/1987
415 North Bedford Drive	5,914		292	573	—	631	292	1,204	1,496	737	1993	1955
416 North Bedford Drive	10,981		427	247	—	2,981	427	3,228	3,655	1,646	1993	1946/1986
435 North Bedford Drive	14,932		1,144	2,853	—	3,893	1,144	6,746	7,890	4,068	1993	1950/1963/1984
435 North Roxbury Drive	7,905		162	390	39	3,564	201	3,954	4,155	1,940	1993	1956/1983
436 North Bedford Drive	29,239		2,675	15,317	—	878	2,675	16,195	18,870	4,059	1990	1980
439 North Bedford Drive	—		—	109	—	596	—	705	705	505	1993	1956/1983
Holy Cross Medical Plaza	17,800		2,556	10,256	—	1,827	2,556	12,083	14,639	4,234	1994	1985
Sherman Oaks Medical Plaza	12,051		1,454	8,278	—	3,344	1,454	11,622	13,076	4,387	1994	1969/1993
Regents Medical Center	16,476		1,470	8,390	—	2,119	1,470	10,509	11,979	3,615	1994	1989
14591 Newport Avenue	(See Note A	)	160	36	—	549	160	585	745	261	1996	1969
14642 Newport Avenue	(See Note A	)	400	1,033	—	770	400	1,803	2,203	764	1996	1985
23861 – 23929 McBean Parkway	8,493		—	4,164	3,972	8,680	3,972	12,844	16,816	3,177	1998	1981/1999
24355 Lyons Avenue	8,340		623	6,752	—	1,271	623	8,023	8,646	1,683	1998	1990

Total	$145,875		$13,549	$62,474	$4,463	$41,685	$18,012	$104,159	$122,171	$37,620

G&L Tustin III, LLC (Note A)	13,471
Per Above	145,875

Total encumbrances	$159,346

The changes in total real estate assets and accumulated depreciation for the years ended December 31 are as follows (in thousands):

	Total Real Estate Assets
	2005	2004	2003
Balance at beginning of year	$130,879	$195,168	$209,155
Improvements and acquisitions	1,705	10,105	5,665
Spin-off of senior care assets	—	(51,678)	—
Dispositions	(10,413)	(22,716)	(19,652)

Balance at end of year	$122,171	$130,879	$195,168

	Accumulated Depreciation
	2005	2004	2003
Balance at beg. of year	$36,059	$42,241	$39,439
Depreciation	2,970	4,854	5,576
Spin-off of senior care assets	—	(7,582)	—
Dispositions	(1,409)	(3,454)	(2,774)

Balance at end of year	$37,620	$36,059	$42,241

Note A:	G&L Tustin III, LLC owns the following properties which are security for a first trust deed: 14591 Newport Avenue, 14642 Newport Avenue

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G&L REALTY CORP.

Date: March 31, 2006	By:	/s/ David E. Hamer
David E. Hamer
Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Daniel M. Gottlieb Daniel M. Gottlieb	Chief Executive Officer, Co-Chairman of the Board and Director (Principal Executive Officer)	March 31, 2006

/s/ Steven D. Lebowitz Steven D. Lebowitz	President, Co-Chairman of the Board and Director	March 31, 2006

/s/ Richard L. Lesher Richard L. Lesher	Director	March 31, 2006

/s/ Charles P. Reilly Charles P. Reilly	Director	March 31, 2006

/s/ S. Craig Tompkins S. Craig Tompkins	Director	March 31, 2006