Form 10-Q
period 2006-03-31
G&L REALTY CORP
filed 2006-05-15
CIK 912240

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐             Accelerated filer  ☐             Non-accelerated filer   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 15, 2006, 710,199 shares of common stock of G&L Realty Corp. were outstanding.

G&L REALTY CORP.

G&L REALTY CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Rental properties:
Land	$18,012	$18,012
Buildings and improvements, net (Note 3)	66,248	66,539
Projects under development	539	393

Total rental properties	84,799	84,944
Cash and cash equivalents	19,184	14,796
Restricted cash	2,320	2,426
Tenant rent, reimbursements and other receivables, net	184	478
Unbilled rent receivable, net	2,186	2,268
Mortgage loans, bonds and notes receivable, net	934	928
Notes receivable from related parties	4,506	9,160
Deferred charges and other assets, net (Note 4)	2,639	2,490

TOTAL ASSETS	$116,752	$117,490

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES:
Notes payable	$158,782	$159,346
Accounts payable and other liabilities	1,180	1,587
Tenant security deposits	1,482	1,488

Total liabilities	161,444	162,421
Minority interest in consolidated affiliate	(1,338)	(1,386)
Minority interest in Operating Partnership	—	—
Commitments and contingencies (Note 6)

STOCKHOLDERS’ DEFICIT (Note 5):
Preferred shares - $.01 par value, 10,000,000 shares authorized, liquidation preference of $25.00 per share, aggregate liquidation preference of $67,047,825
• Series A Preferred - 1,404,203 shares issued and outstanding as of March 31, 2006 and December 31, 2005	14	14
• Series B Preferred - 1,277,710 shares issued and outstanding as of March 31, 2006 and December 31, 2005	13	13
Common shares - $.01 par value, 50,000,000 shares authorized, 710,199 shares issued and outstanding as of March 31, 2006 and December 31, 2005	7	7
Additional paid-in capital	36,388	36,388
Distributions in excess of net income	(79,776)	(79,967)

Total stockholders’ deficit	(43,354)	(43,545)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$116,752	$117,490

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Month Period Ended March 31,
	2006	2005
	(Unaudited)
REVENUES:
Rent	$5,728	$5,460
Tenant reimbursements	975	797
Reimbursements from related party (Note 7)	—	369
Parking	487	472
Interest and loan fees	396	388
Other income	90	102

Total revenues	7,676	7,588

EXPENSES:
Property operations	1,927	1,809
Depreciation and amortization	779	775
Provision for doubtful accounts, bonds and notes receivable	—	2
Interest	2,274	2,979
General and administrative	686	1,102

Total expenses	5,666	6,667

Income from operations before minority interests and equity in earnings of unconsolidated affiliate and discontinued operations	2,010	921
Equity in earnings of unconsolidated affiliates	—	40
Minority interest in consolidated affiliate	(149)	(125)

Income from operations before discontinued operations	1,861	836

Discontinued operations:
Net income from operations of discontinued operations	—	131
Gain from sale of discontinued operations	—	7,712

Total income from discontinued operations	—	7,843

Net income	1,861	8,679
Dividends on preferred stock	(1,670)	(1,670)

Net income available to common stockholders	$191	$7,009

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Month Period Ended March 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,861	$8,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	779	778
Amortization of deferred loan costs	58	63
Net gain from sale of discontinued operations	—	(7,712)
Write-off of deferred loan costs	—	39
Minority interests	149	125
Equity in earnings of unconsolidated affiliates	—	(40)
Provision for doubtful accounts, notes and bonds receivable	—	2
Unbilled rent receivable, net	82	7
(Increase) decrease in:
Tenant rent, reimbursements and other receivables	294	(155)
Deferred charges and other assets	(96)	540
Accrued interest and loan fees receivable	(6)	(40)
Increase (decrease) in:
Accounts payable and other liabilities	(407)	(1,124)
Tenant security deposits	(6)	2

Net cash provided by operating activities	2,708	1,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of real estate assets	—	4,535
Additions to rental properties	(453)	(308)
Construction in progress	(146)	(81)
Decrease (increase) in restricted cash	106	(644)
Leasing commissions	(42)	(18)
Investments in bonds and notes receivable	(617)	(336)
Distributions from (contributions to) unconsolidated affiliates	—	(26)
Principal payments received from bonds and notes receivable	5,271	8

Net cash provided by investing activities	4,119	3,130

CASH FLOWS FROM FINANCING ACTIVITIES:
Notes payable proceeds	—	17,800
Repayment of notes payable	(564)	(7,629)
Payment of deferred loan costs	(104)	(188)
Distributions to minority interests	(101)	(100)
Distributions to stockholders	(1,670)	(11,670)

Net cash used in financing activities	(2,439)	(1,787)

		Continued …

See accompanying notes to Condensed Consolidated Financial Statements

G&L REALTY CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Month Period Ended March 31,
	2006	2005
	(Unaudited)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,388	2,507
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,796	10,508

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,184	$13,015

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for interest	$2,157	$2,290

Cash paid during the period for mortgage loan prepayment penalties	$—	$766

NONCASH INVESTING AND FINANCING ACTIVITIES
Assumption of notes payable by buyer upon sale of real estate assets	$—	$13,550

Concluded.

See accompanying notes to Condensed Consolidated Financial Statements

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

G&L 436 Bedford, LLC, a Delaware limited liability company (“436 Bedford”)

G&L Sherman Oaks, LLC, a Delaware limited liability company (“Sherman Oaks”)

G&L 4150 Regents, LLC, a Delaware limited liability company (“Regents”)

G&L Realty Corp., LLC, a Nevada limited liability company (until June 30, 2005)

The Company, as the sole general partner and as owner of an approximately 95% ownership interest, controls the Operating Partnership and the Senior Care Partnership. References in these consolidated financial statements to the Company include its operations, assets and liabilities including the operations, assets and liabilities of the Operating Partnership, the Senior Care Partnership, the Roxbury Partnership (in which the Operating Partnership owns a 32.81% partnership interest and is the sole general partner), Valencia, Holy Cross, Lyons, Coronado, Tustin II, Tustin III, 405 Bedford, 415 Bedford, 416 Bedford, 435 Bedford, 436 Bedford, Sherman Oaks, Regents and G&L Realty Corp., LLC.

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

G&L Grabel, San Pedro, LLC (“San Pedro”)

Paradigm Housing, LLC (“Paradigm”) (until June 30, 2005)

On June 27, 2005, the Operating Partnership contributed its investment in Paradigm to G&L Realty Corp., LLC, a wholly-owned subsidiary of the Company. On June 30, 2005, the Company distributed its membership interests in G&L Realty Corp., LLC to its common stockholders. See footnote 7 for further discussion.

San Pedro, and prior to June 30, 2005, Paradigm, are herein collectively referred to as the “Unconsolidated Affiliates” and individually as an “Unconsolidated Affiliate.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - The Company is a self-managed Real Estate Investment Trust (“REIT”) that acquires, develops, manages and leases healthcare properties. Historically, the Company’s business has consisted of investments in a variety of healthcare properties. Prior to November 1, 2004, the Company’s investments in healthcare properties consisted of acquisitions, made either directly or through joint ventures, in medical office buildings (“MOBs”), skilled nursing facilities (“SNFs”) and assisted living facilities (“ALFs”). Subsequent to November 1, 2004, the Company’s business consists only of MOBs.

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

The information presented as of and for the three-month periods ended March 31, 2006 and 2005 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for such periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that might be expected for the full fiscal year.

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

Recent accounting pronouncements - In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this Statement has not had a material impact on our financial statements.

3. BUILDINGS AND IMPROVEMENTS

Buildings and improvements consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Buildings and improvements	$90,553	$90,452
Tenant improvements	12,954	12,615
Furniture, fixtures and equipment	1,105	1,092

	104,612	104,159
Less accumulated depreciation and amortization	(38,364)	(37,620)

Total	$66,248	$66,539

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

4. DEFERRED CHARGES AND OTHER ASSETS

Deferred charges and other assets consist of the following:

	March 31, 2006	December 31, 2005
	(in thousands)
Deferred loan costs	$2,209	$2,105
Leasing commissions	1,686	1,644
Prepaid expense and other assets	718	622

	4,613	4,371
Less accumulated amortization	(1,974)	(1,881)

Total	$2,639	$2,490

5. STOCKHOLDERS’ EQUITY

Distributions in excess of net income— The Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of distributions to its stockholders, at least 90% of its taxable income. In reporting periods in which distributions exceed net income, stockholders’ equity will be reduced by the distributions in excess of net income in such period and will be increased by the excess of net income over distributions in reporting periods in which net income exceeds distributions. For tax reporting purposes, a portion of the dividends declared represents a return of capital. The following table reconciles net income and distributions in excess of net income for the three months ended March 31, 2006 and for the year ended December 31, 2005:

	March 31, 2006	December 31, 2005
	(in thousands)
Distributions in excess of net income at beginning of period	$(79,967)	$(66,452)
Net income during period	1,861	7,502
Less: Distributions declared	(1,670)	(21,017)

Distributions in excess of net income	$(79,776)	$(79,967)

6. COMMITMENTS AND CONTINGENCIES

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

7. RELATED PARTY TRANSACTIONS

On June 30, 2005, the Company distributed all of its membership interests in G&L Realty Corp., LLC, the management company which provides management services to both the Company and to G&L Senior Care Properties, LLC, a related party. As part of the distribution of G&L Realty Corp., LLC, the Company entered into a management agreement with G&L Realty Corp., LLC. The management agreement called for G&L Realty Corp., LLC to provide management services to the Company in exchange for the reimbursement of the costs associated with such services through the end of 2005. These costs represented approximately 35% of the total overhead costs of G&L Realty Corp., LLC.

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

During the first quarter of 2005, general and administrative costs totaling $368,651 were billed to G&L Senior Care Properties, LLC pursuant to the cost sharing agreement between the two companies, which is included in reimbursements from related party. Subsequent to the distribution on June 30, 2005 and through December 31, 2005, G&L Realty Corp., LLC billed the Company and G&L Senior Care Properties, LLC for general and administrative expenses in the same ratio as was previously allocated between the two companies. Based on the new agreement effective January 1, 2006, during the first quarter of 2006, general and administrative costs totaling $458,801 were billed to the Company by G&L Realty Corp., LLC. As of March 31, 2006, the Company owed G&L Realty Corp., LLC $117,903 related to these allocated general and administrative costs. This amount is recorded under accounts payable and other liabilities on the balance sheet as of March 31, 2006 and was paid by the Company to G&L Realty Corp., LLC in April 2006.

Messrs. Gottlieb and Lebowitz, the Chief Executive Officer and President, respectively, of the Company, are the majority owners of G&L Realty Corp., LLC and have full control over the decision-making of that company. Thus, the controlling stockholders of the Company will continue to have significant involvement in the management and operations of G&L Realty Corp., LLC.

Prior to the distribution of the Company’s interest in G&L Realty Corp., LLC, the Operating Partnership contributed the following assets to G&L Realty Corp., LLC: (i) two promissory notes from Messrs. Gottlieb and Lebowitz totaling $5.1 million, (ii) a $1 million investment in a company specializing in the management and ownership of low cost housing, and (iii) a $2.7 million minority investment as a limited partner in a limited partnership formed by unrelated parties to acquire and develop a vacant parcel of land in Northern California. An independent appraisal conducted at the time of the distribution valued G&L Realty Corp., LLC at $4.3 million, as compared to a carrying value of $8.4 million. The excess of the carrying value of the net assets over the fair value in the amount of $4.1 million was recognized as an impairment loss on the Company’s financial statements on June 30, 2005.

Incident to the distribution, the Company agreed to guarantee or otherwise lend certain funds to the Northern California limited partnership on a secured basis pending the procurement of construction finance by that limited partnership. Loans totaling $4.6 million and $0.6 million were made during 2005 and January 2006, respectively, accruing interest at 9-10% per annum. These loans were repaid in full in February 2006 as a part of the first funding under the limited partnership’s construction financing, and we have no further relationship with or commitments to that limited partnership. The loans made during 2005 were included under notes receivable from related parties on the balance sheet as of December 31, 2005.

As of March 31, 2006, the Company had two notes receivable from related parties outstanding. One note, totaling $4 million, was due from G&L Senior Care Properties, LLC and the other note, totaling $0.5 million, was due from a limited partner in the Roxbury Partnership. The two notes bear interest at 10.75% and the Prime Rate per annum, respectively, and are due on November 1, 2016 and upon demand, respectively. Interest payments on both notes were current as of March 31, 2006 and neither note is in default.

8. SUBSEQUENT EVENTS

On May 4, 2006, the Company’s Board of Directors adopted a plan for the complete liquidation of the Company. Incident to, and conditioned upon the completion of that plan of liquidation, the Board of Directors has also approved the redemption of the Company’s 10.25% Series A Preferred Stock and the Company’s 9.8% Series B Preferred Stock.

It is anticipated that the business of the Company will continue after liquidation, under a new limited liability company, recently formed by the Company’s common stockholders, Daniel M. Gottlieb and Steven D. Lebowitz. This new company will continue to do business under the G&L name. Messrs. Gottlieb and Lebowitz have advised the Board of Directors that, in their view, the costs and expense of maintaining the Company as a publicly traded company in the era of Sarbanes Oxley regulation outweigh the benefits to the Company of continuing as a public company. Accordingly, they believe that it would be in the best interests of the Company’s common stockholders, for the business to be continued under private ownership.

It is currently anticipated that the liquidation will be completed and that holders of the Company’s Series A and Series B Preferred Stock will receive their redemption proceeds on June 8, 2006. However, as the completion of the liquidation is subject to various contingencies (including the closing of certain funding needed to provide the liquidity necessary to redeem the Preferred Stock), no assurances can be given that the liquidation will be completed by this or any other date. Messrs. Gottlieb and Lebowitz, however, have advised the Board of Directors that they have a very high degree of confidence that the liquidation will be completed on June 8, 2006.

See also the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2006.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the Company’s 2005 Annual Report on Form 10-K as previously filed with the SEC.

Information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate” or “continue” or the negative thereof or other comparable terminology. Any one factor or combination of factors could cause the Company’s actual operating performance or financial results to differ substantially from those anticipated by management. Factors influencing the Company’s operating performance and financial results include, but are not limited to, changes in the general economy, the supply of, and demand for, healthcare related real estate in markets in which the Company has investments, interest rate movements, the availability of financing, changes in tax laws and regulations affecting REITs, governmental regulations concerning, but not limited to, new construction and development, the creditworthiness of tenants and borrowers, environmental issues, healthcare services and government participation in the financing thereof, and other risks and unforeseen circumstances affecting the Company’s investments which may be discussed elsewhere in this Quarterly Report on Form 10-Q and the Company’s 2005 Annual Report on Form 10-K as previously filed with the SEC.

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

Long-lived assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that an asset’s book value exceeds the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows are less than the book value, the asset will be reduced to estimated fair value and an impairment loss will be recognized. The Company recorded no impairment losses in the first quarter of 2006 or in 2005.

Results of Operations

Comparison of the Three Month Period Ended March 31, 2006 versus the Three Month Period Ended March 31, 2005.

Total revenues increased by $0.1 million, or 1%, from $7.6 million in the first quarter of 2005, to $7.7 million for the same period in 2006. The increase was due to a $0.5 million increase in rents, tenant reimbursements and parking revenues offset by a $0.4 million decrease in reimbursements from related parties.

Rents, tenant reimbursements and parking revenues increased by $0.5 million, or 8%, from $6.7 million in the first quarter of 2005, to $7.2 million for the same period in 2006. Increased occupancy and rental rates along with tenants reimbursing the Company for a greater share of building and operating expenses per the terms of their lease agreements at the Company’s medical office building (“MOB”) properties accounted for this increase.

Reimbursements from related party decreased $0.4 million due to a decrease in amounts billed, in the first quarter of 2006 compared to the first quarter of 2005, to G&L Senior Care Properties, LLC under the cost sharing agreement between G&L Realty Corp., LLC and G&L Senior Care Properties, LLC. The cost sharing agreement called for the Company to be reimbursed by G&L Senior Care Properties, LLC for approximately 65% of the Company’s general and administrative expenses. Subsequent to the distribution of G&L Realty Corp., LLC on June 30, 2005, G&L Realty Corp., LLC now bills the Company and G&L Senior Care Properties, LLC for general and administrative expenses separately.

Total expenses decreased by $1.0 million, or 15%, from $6.7 million for the first quarter of 2005, to $5.7 million for the same period in 2006. The decrease was due to a decrease in interest expense of $0.7 million and a $0.4 million decrease in general and administrative expenses. These decreases were offset by a $0.1 million increase in property operations.

Property operations increased $0.1 million, or 6%, from $1.8 million in the first quarter of 2005, to $1.9 million for the same period in 2006. This increase was due to an increase in repairs and maintenance costs as well as an increase in insurance costs at the Company’s MOB properties.

Interest expense decreased $0.7 million, or 23%, from $3.0 million for the first quarter of 2005, to $2.3 million for the same period in 2006. The primary reason for the decrease was the $0.8 million of pre-payment fees and the write-off of deferred loan fees incurred in the first quarter of 2005 relating to the early repayment of a mortgage loan secured by an MOB located in Mission Hills, California. On March 23, 2005, the Company refinanced the existing loan on this MOB, the Holy Cross Medical Plaza, with a new $17.8 million loan from Countrywide Commercial Real Estate Finance, Inc. In connection with the early repayment of the existing loan, the Company paid a prepayment penalty and wrote off loan fees totaling $0.8 million. This decrease was offset by a $0.1 million increase in interest expense associated with the above mentioned loan.

General and administrative costs decreased by $0.4 million, or 36%, from $1.1 million for the first quarter of 2005, to $0.7 million for the same period in 2006. This decrease was attributed to the June 30, 2005 distribution to our common stockholders of the Company’s interest in G&L Realty Corp., LLC which provides management services to both the Company and G&L Senior Care Properties, LLC. Prior to the distribution of G&L Realty Corp., LLC, the Company recorded 100% of the general and administrative costs incurred by G&L Realty Corp., LLC under general and administrative expenses in its financial statements and recognized the percentage of general and administrative expenses reimbursed by G&L Senior Care Properties, LLC as reimbursement revenue. These reimbursed costs represent approximately 35% of the total overhead costs of G&L Realty Corp., LLC. Incident to the distribution of G&L Realty Corp., LLC, the Company entered into a management agreement with G&L Realty Corp., LLC. Subsequent to June 30, 2005, general and administrative expenses consist solely of amounts paid or reimbursed by the Company to G&L Realty Corp., LLC along with general and administrative costs that are specific to the Company.

The Company reported income from discontinued operations of $7.8 million in the first quarter of 2005. On March 24, 2005, the Company sold Coronado Plaza, an office and retail center located in Coronado, California for $18.2 million and recognized a gain of $7.7 million. In addition, the operations of Coronado Plaza during the first quarter of 2005 amounted to $0.1 million.

Liquidity and Capital Resources

As of March 31, 2006, the Company had approximately $19.2 million of cash on hand. The Company obtains its liquidity from multiple internal and external sources. Internally, funds are derived from the operation of its MOB properties. The Company’s MOB properties contain approximately 742,000 rentable square feet and, as of March 31, 2006, were approximately 98.0% leased to over 400 tenants with lease terms typically ranging from three to ten years.

The Company’s principal external sources of capital consist of various secured loans and selective asset sales. As of March 31, 2006, the Company had secured loans outstanding of approximately $158.8 million. During 2004, the Company obtained a $3 million secured line of credit that is secured by a first deed of trust on land owned by the Company in Santa Clarita, California. In April 2005, the line of credit was increased to $4 million. As of March 31, 2006, the Company had no outstanding borrowings under the line of credit.

The Company paid monthly dividends of $0.56 million to holders of the Company’s Preferred Stock on the fifteenth day of each month during the first quarter of 2006 to holders of record on the first day of each month.

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

On May 4, 2006, the Company’s Board of Directors adopted a plan for the complete liquidation of the Company. Incident to, and conditioned upon the completion of that plan of liquidation, the Board of Directors has also approved the redemption of the Company’s 10.25% Series A Preferred Stock and the Company’s 9.8% Series B Preferred Stock.

It is anticipated that the business of the Company will continue after liquidation, under a new limited liability company, recently formed by the Company’s common stockholders, Daniel M. Gottlieb and Steven D. Lebowitz. This new company will continue to do business under the G&L name. Messrs. Gottlieb and Lebowitz have advised the Board of Directors that, in their view, the costs and expense of maintaining the Company as a publicly traded company in the era of Sarbanes Oxley regulation outweigh the benefits to the Company of continuing as a public company. Accordingly, they believe that it would be in the best interests of the Company’s common stockholders, for the business to be continued under private ownership.

It is currently anticipated that the liquidation will be completed and that holders of the Company’s Series A and Series B Preferred Stock will receive their redemption proceeds on June 8, 2006. However, as the completion of the liquidation is subject to various contingencies (including the closing of certain funding needed to provide the liquidity necessary to redeem the Preferred Stock), no assurances can be given that the liquidation will be completed by this or any other date. Messrs. Gottlieb and Lebowitz, however, have advised the Board of Directors that they have a very high degree of confidence that the liquidation will be completed by June 8, 2006.

See also the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2006.

Sources and Uses of Funds

The Company’s net cash provided by operating activities increased $1.5 million from $1.2 million for the three months ended March 30, 2005 to $2.7 million for the same period in 2006. The increase is due to a $0.9 million increase in net income excluding gains from the sale of discontinued operations, a $0.4 million decrease in tenant rents and reimbursements receivable and a $0.7 million decrease in the reduction in accounts payable and other liabilities. These increases were offset by a $0.6 million increase in prepaid expenses and other assets.

Net cash from investing activities increased $1.0 million from $3.1 million for the three months ended March 31, 2005 to $4.1 million for the same period in 2006. The increase was primarily due to a $5.3 million increase in principal payments received from notes and bonds receivable and a $0.8 million decrease in restricted cash. These were offset by a $4.5 million decrease in proceeds from sales of real estate assets, a $0.3 million increase in investments in notes and bonds receivable, a $0.1 million increase in additions to rental properties and a $0.1 million increase in construction in progress.

Net cash flows used in financing activities increased by approximately $0.6 million from $1.8 million for the three months ended March 31, 2005, to $2.4 million for the same period in 2006. The increase was due to a $17.8 million decrease in notes payable proceeds offset by a $10.0 million decrease in distributions to stockholders and a $7.1 million decrease in the repayment of notes payable.

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

As of March 31, 2006, the Company had investments in one unconsolidated limited liability company, G&L Grabel San Pedro, LLC, which was formed for the purpose of acquiring and owning three medical office buildings in San Pedro, California. Per the terms of that company’s operating agreement, the Company could be required to advance additional funds to this company if the operating activities of the company are insufficient to satisfy the obligations of the company. Any additional funds advanced to the company would be treated as additional equity contributions and would be recorded as an investment in unconsolidated affiliates on the Company’s balance sheets.

Contractual Obligations

As of March 31, 2006, the Company had the following contractual obligations outstanding:

	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)
Obligations:
Fixed rate mortgage debt:
Interest	$6,724	$8,804	$8,669	$8,280	$7,287	$14,881	$54,645
Principal	1,697	2,552	2,744	10,090	55,578	86,121	158,782

	$8,421	$11,356	$11,413	$18,370	$62,865	$101,002	$213,427

New Accounting Pronouncements

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

The Company believes that in order to facilitate a clear understanding of the operating results of the Company, FFO should be examined in conjunction with the Company’s net income as presented in this Form 10-Q, the Selected Financial Data and Consolidated Financial Statements and Notes thereto included in the Company’s 2005 Annual Report on Form 10-K and the additional data presented below. The table on the following page presents an analysis of FFO and additional data for the three month periods ended March 31, 2006 and 2005.

G&L REALTY CORP.

FUNDS FROM OPERATIONS AND ADDITIONAL DATA

(Unaudited)

	For the Three Month Period Ended March 31,
	2006	2005
	(in thousands)
Funds from Operations(1)
Net income	$1,861	$8,679
Depreciation of real estate assets	730	730
Amortization of deferred lease costs	35	36
Gain from sale of discontinued operations	—	(7,712)
Depreciation from unconsolidated affiliates	20	41
Adjustment for minority interest in consolidated affiliates	(23)	(23)
Dividends on preferred stock	(1,670)	(1,670)

Funds from Operations(1)	$953	$81

Additional Data
Cash flows:
Operating activities	$2,708	$1,164
Investing activities	4,119	3,130
Financing activities	(2,439)	(1,787)
Capital expenditures
Building improvements	$101	$95
Tenant improvements	339	208
Furniture, fixtures & equipment	13	5
Leasing commissions	42	18
Depreciation and amortization
Depreciation of real estate assets	$730	$730
Depreciation of non-real estate assets	14	12
Amortization of deferred lease costs	35	36
Amortization of deferred loan costs	58	63

Accrued rent in excess of billed rent	$(82)	$(7)

1)	FFO represents net income (computed in accordance with GAAP, consistently applied), excluding extraordinary items and gains (or losses) from sales of property, plus depreciation of real property, less preferred stock dividends paid to holders of preferred stock during the period and after adjustments for consolidated and unconsolidated entities in which the Company holds a partial interest. FFO is computed in accordance with the definition adopted by NAREIT. FFO should not be considered as an alternative to net income or any other indicator developed in compliance with GAAP, including measures of liquidity such as cash flows from operations, investing and financing activities. FFO is helpful in evaluating the performance of a real estate portfolio considering the fact that historical cost accounting assumes that the value of real estate diminishes predictably over time. FFO is only one of a range of indicators which should be considered in determining a company’s operating performance. The methods of calculating FFO among different companies are subject to variation, and FFO therefore may be an invalid measure for purposes of comparing companies. Also, the elimination of depreciation and gains and losses on sales of property may not be a true indication of an entity’s ability to recover its investment in properties. The Company implemented the new methods of calculating FFO effective as of the NAREIT-suggested adoption dates of January 1, 1996 and January 1, 2000, respectively.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary risk inherent in the Company’s market sensitive instruments is the risk of loss resulting from interest rate fluctuations. As of March 31, 2006 and December 31, 2005, the Company had no floating rate debt outstanding. The tables below provide information as of March 31, 2006 and December 31, 2005 about the Company’s long-term debt obligations that are sensitive to changes in interest rates, including principal cash flows by scheduled maturity, weighted average interest rate and estimated fair value. The weighted average interest rates presented are the actual rates as of March 31, 2006 and December 31, 2005.

	AS OF MARCH 31, 2006 PRINCIPAL MATURING IN:						Total	Fair Market Value March 31, 2006
	2006	2007	2008	2009	2010	Thereafter
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$1,697	$2,552	$2,744	$10,090	$55,578	$86,121	$158,782	$143,311
Average interest rate	5.58%	5.58%	5.58%	5.58%	5.58%	5.58%	5.58%

	$1,697	$2,552	$2,744	$10,090	$55,578	$86,121	$158,782	$143,311

	AS OF DECEMBER 31, 2005 PRINCIPAL MATURING IN:						Total	Fair Market Value December 31, 2005
	2006	2007	2008	2009	2010	Thereafter
		(in thousands)
Liabilities:
Mortgage debt:
Fixed rate	$2,262	$2,552	$2,744	$10,090	$55,578	$86,120	$159,346	$147,031
Average interest rate	5.58%	5.58%	5.58%	5.58%	5.58%	5.58%	5.58%

	$2,262	$2,552	$2,744	$10,090	$55,578	$86,120	$159,346	$147,031

Item 4.	CONTROLS AND PROCEDURES

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

Item 1A.	Risk Factors

Please refer to the risk factors disclosed by the Company in response to Item 1A, Part I of the Form 10-K filed on March 31, 2006. There has been no material change to the risk factors disclosed therein.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3	Defaults Upon Senior Securities.

None.

Item 4	Submission of Matters to a Vote of Security Holders.

None.

Item 5	Other Information.

None.

Item 6	Exhibits

(a)	Exhibits

Exhibit No.	Note	Description

2.1	(8)	The Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp.

2.2	(9)	Amendment No. 1 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated September 28, 2001.

2.3	(9)	Amendment No. 2 to the Agreement and Plan of Merger between G&L Acquisition, LLC and G&L Realty Corp. dated October 26, 2001.

2.4	(12)	Partnership Merger Agreement dated as of May 10, 2001 by and among G&L Acquisition, LLC, G&L Partnership, LLC, G&L Realty Corp. and G&L Realty Partnership, L.P.

2.5	(16)	Plan of Complete Liquidation and Dissolution dated May 4, 2006

3.1.1	(1)	Amended and Restated Articles of Incorporation of G&L Realty Corp.

3.1.2	(4)	Articles Supplementary of G&L Realty Corp. Series A Preferred Stock

3.1.3	(5)	Articles Supplementary of G&L Realty Corp. Series B Preferred Stock

3.1.4	(14)	Articles Supplementary of G&L Realty Corp. Series C Preferred Stock

3.1.5	(14)	Articles Supplementary of G&L Realty Corp. Series D Preferred Stock

3.2	(3)	Amended and Restated Bylaws of G&L Realty Corp.

10.1	(15)	Executive Employment Agreement between G&L Realty Corp., LLC and Daniel M. Gottlieb

10.2	(15)	Executive Employment Agreement between G&L Realty Corp., LLC and Steven D. Lebowitz

10.3	(2)	Agreement of Limited Partnership of G&L Realty Partnership, L.P.

10.3.2	(11)	Amendment to Agreement of Limited Partnership of G&L Realty Partnership, L.P. dated as of July 31, 2001.

10.5	(1)	Form of Indemnity Agreement between G&L Realty Corp. and directors and certain officers.

10.9.2	(1)	Agreement for Purchase and Sale of Limited Partnership Interests (435 North Roxbury Drive, Ltd.) between the Selling Partner (as defined therein) and G&L Development, dated as of October 29, 1993.

10.11	(1)	Agreement for Transfer of Partnership Interests and Other Assets by and between G&L Realty Corp. and Reese Milner, Helen Milner and Milner Development Corp., dated as of October 29, 1993.

10.77	(6)	Agreement for Transfer of Property by and among G&L Coronado, LLC as Transferor and G&L Realty Partnership, L.P. as Operating Partnership dated as of December 30, 1998.

10.78	(6)	Tenant Estoppel and Real Estate Lease between G&L Coronado, LLC as Landlord and Coronado Managers Corp. as Tenant dated December 1, 1998.

10.79	(6)	Guaranty of Lease between Steven D. Lebowitz and Daniel M. Gottlieb (collectively “Guarantor”) in favor of G&L Coronado, LLC (“Landlord”).

10.81	(7)	Loan Agreement in the amount of $13.92 million between G&L Hampden, LLC, as Borrower, and GMAC Commercial Mortgage Corporation, as Lender.

10.82	(11)	Credit Agreement among G&L Realty Partnership, L.P., G&L Partnership, LLC, the Several Lenders from Time to Time Parties Hereto and GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001

10.83	(11)	Guarantee and Collateral Agreement made by Daniel M. Gottlieb, Steven D. Lebowitz, G&L Realty Corp. and G&L Realty Partnership, L.P. in favor of GMAC Commercial Mortgage Corporation, as Agent, dated as of October 29, 2001.

10.84	(13)	Management and Cost Sharing Agreement, dated as of October 29, 2004 by and among G&L Realty Corp., G&L Senior Care Properties, LLC and G&L Realty Corp., LLC

10.85	(13)	Pledge and Security Agreement, dated as of October 29, 2004 by and between G&L Realty Partnership, L.P. and G&L Senior Care Properties, LLC

10.86	(13)	Secured Promissory Note, dated as of November 1, 2004, by G&L Senior Care Properties, LLC in favor of G&L Realty Partnership, L.P.

10.87	(13)	Unsecured Promissory Note, dated as of November 1, 2004 by G&L Senior Care Properties, LLC in favor of G&L Realty Partnership, L.P.

10.88	(15)	Management Agreement between G&L Realty Corp. and G&L Realty Corp., LLC

10.89	(15)	Note Dividend Agreement, dated as of March 30, 2005, among G&L Realty Corp., Daniel Gottlieb and Steven Lebowitz

10.90	(16)	Assumption and Indemnity Agreement between Daniel M. Gottlieb and Steven D. Lebowitz and G&L Realty Corp. dated May 4, 2006

10.91	(16)	Assumption and Indemnity Agreement between G&L Realty Partnership, L.P. and G&L Realty Corp. dated May 4, 2006

21		List of Subsidiaries

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

1)	Previously filed as an exhibit of like number to the Registrant’s Registration Statement on Form S-11 and amendments thereto (File No. 33-68984) and incorporated herein by reference.

2)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.

3)	Previously filed as an exhibit of like number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

4)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (filed as of April 10, 1997) and amendments thereto and incorporated herein by reference.

5)	Filed as an exhibit to the Company’s Registration Statement on Form S-11 (filed as of October 27, 1997) and amendments thereto and incorporated herein by reference.

6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (filed as of April 9, 1999) for the year ended December 31, 1998 and incorporated herein by reference.

7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 12, 1999) for the quarter ended September 30, 1999 and incorporated herein by reference

8)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of May 15, 2001) for the quarter ended March 31, 2001 and incorporated herein by reference.

9)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 4, 2001) and incorporated herein by reference.

10)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of October 31, 2001) and incorporated herein by reference.

11)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 13, 2001) and incorporated herein by reference.

12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 14, 2001) for the quarter ended September 30, 2001 and incorporated herein by reference.

13)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of November 4, 2004) and incorporated herein by reference.

14)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (filed as of November 15, 2004) for the quarter ended September 30, 2004 and incorporated herein by reference.

15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K (filed as of March 31, 2005) for the year ended December 31, 2005 and incorporated herein by reference.

16)	Filed as an exhibit to the Company’s Current Report on Form 8-K (filed as of May 5, 2006) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

G&L REALTY CORP.

Date: May 15, 2006	By:	/s/ David E. Hamer
David E. Hamer Chief Accounting Officer